Form 10-K
period 2003-12-31
TESSERA TECHNOLOGIES INC
filed 2004-03-08
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-50460

Tessera Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	16-1620029 (I.R.S. Employer Identification No.)

3099 Orchard Drive San Jose, California 95134 (Address of Principal Executive Offices) (Zip Code)	(408) 894-0700 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common stock, par value $0.001 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of common stock as reported on the Nasdaq National Market, on March 1, 2004 was $416,838,577.

As of March 1, 2004, 38,477,776 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for registrant’s 2004 Annual Meeting of Stockholders to be held May 20, 2004 will be filed with the Commission within 120 days after the close of the registrant’s fiscal year and are incorporated by reference in Part III.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

i

PART I

Item 1.     Business

Corporate Information

Tessera, Inc. was incorporated in Delaware in May 1990. In January 2003, pursuant to a corporate restructuring, Tessera Technologies, Inc., a newly formed Delaware corporation, became the parent holding company of Tessera, Inc. The primary purpose of the restructuring was to terminate certain rights of first refusal previously held by some of Tessera, Inc.’s stockholders with respect to sales of Tessera, Inc. stock. Tessera Technologies, Inc. has no material assets other than its shares of Tessera, Inc., and conducts all of its business and operations through Tessera, Inc. We do not intend to cause or permit shares of the capital stock of Tessera, Inc. to be issued or sold to any other person. However, this holding company structure could result in our stockholders having subordinate rights, as compared to any future stockholders of Tessera, Inc., in a liquidation, dissolution or reorganization of Tessera, Inc.

Our principal executive offices are located at 3099 Orchard Drive, San Jose, California 95134. Our telephone number is (408) 894-0700. We maintain a website at www.tessera.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website.

We own or have rights to trademarks and trade names that we use in conjunction with the operation of our business, including Tessera and Tessera Technologies. This annual report also includes trademarks and trade names of other parties.

In this annual report, the “Company,” “Tessera,” “we,” “us” and “our” refer to Tessera Technologies, Inc. and, for periods prior to our corporate restructuring in January 2003 or if the context otherwise requires, Tessera, Inc., which is our wholly-owned subsidiary.

Overview

We develop semiconductor packaging technology that meets the demand for miniaturization and increased performance of electronic products. We license our technology to our customers, enabling them to produce semiconductors that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products including digital cameras, MP3 players, personal computers, personal digital assistants, video game consoles and wireless phones. In addition, by using our technology, we believe that our customers are also able to reduce the time-to-market and development costs of their semiconductors.

Our patented technology enables our customers to assemble semiconductor chips into chip-scale packages, or CSPs, that are almost as small as the chip itself. Our technology also enables multiple chips to be stacked vertically in a single three-dimensional multi-chip package that occupies almost the same circuit board area as a CSP. By reducing the size of the semiconductor package and shortening electrical connections between the chip and the circuit board, our technology allows further miniaturization and increased performance and functionality of electronic products. We achieve these benefits without sacrificing reliability by allowing movement within the package, thus addressing critical problems associated with thermally-induced stress which can occur when packages decrease in size.

We derive license fees and royalties based upon our intellectual property and generate fees for related services. Our technology has been widely adopted and is currently licensed to more than 45 companies, including Intel, Renesas, Sharp Corporation, Texas Instruments and Toshiba. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products that incorporate our technology. As a result, our technology has been incorporated into more than three billion semiconductors worldwide, including more than one billion semiconductors shipped in 2003. According to Gartner Dataquest, the market for chip-scale packaging is expected to grow from 6.2 billion units in 2003 to 18.9 billion in 2006, representing a compound annual growth rate of 45%. We believe that we are well-positioned to take advantage of this significant expected growth in CSPs.

Industry Background

Packaged semiconductor chips, which we refer to as semiconductors, are essential components in a broad range of communications, computing, and consumer electronic products. According to the Semiconductor Industry Association, worldwide semiconductor sales totaled $166.4 billion in 2003 and are expected to grow to $219.6 billion in 2006. Many electronic products require increasingly complex semiconductors that are smaller and higher-performing, integrate more features and functions, and are less expensive to produce than previous generations of semiconductors. Satisfying the demand for these complex semiconductors requires advances in semiconductor design, manufacturing and packaging technologies.

The disaggregation of the semiconductor industry and the emergence of intellectual property companies

Historically, most semiconductor companies were vertically integrated. They designed, fabricated, packaged and tested their semiconductors using internally developed software design tools and manufacturing processes and equipment. As the cost and skills required for designing and manufacturing complex semiconductors have increased, the semiconductor industry has become disaggregated, with companies concentrating on one or more individual stages of the semiconductor development and production process. This disaggregation has fueled the growth of fabless semiconductor companies, design tool vendors, semiconductor equipment manufacturers, third-party semiconductor manufacturers, or foundries, semiconductor assembly, package and test companies and intellectual property companies that develop and license technology to others.

While specialization has enabled greater development and manufacturing efficiency, it has also created an opportunity for intellectual property companies that develop and license technology to meet fundamental, industry-wide challenges. These intellectual property companies gain broad adoption of their technology throughout the industry by working with companies within the semiconductor supply chain to invest in the infrastructure needed to support their technology. This collaboration and investment benefits semiconductor companies by enabling them to bring new technology to market faster and more cost-effectively, without having to make the investment themselves.

Demand for system-level miniaturization and increased performance

Miniaturization of electronic products, or system-level miniaturization, is a significant challenge for manufacturers of electronic products and their suppliers, including semiconductor companies. Digital cameras, MP3 players, personal computers, personal digital assistants, video game consoles, wireless phones and other electronic products are being made smaller with improved performance and an increasing number of advanced features. Semiconductor companies have traditionally responded to these challenges by shrinking the size of the basic semiconductor building block, or transistor, allowing for more transistors to be integrated on a single chip. For decades, the consistent reduction in transistor size has resulted in higher-performance, lower-cost chips that require less silicon area. In addition, transistors have become small enough to make it economical to combine multiple functions, such as logic, memory and analog functions, on a single chip, in what is commonly referred to as a system-on-a-chip.

Importance of semiconductor packaging

While the integration of increased functionality on a chip is critical to the miniaturization of electronic products, its impact has been limited by packaging technology, which has not kept pace with the advancements achieved by chip integration. Semiconductor chips are typically assembled in packages that act as the physical and electrical interface between the chip and the printed circuit board. The package protects the chip from breakage, contamination and stress. In addition, the package enables a chip to be easily tested prior to its incorporation into a system, enabling high system yields lowering the total system cost. Traditional semiconductor packages are much larger than the chip itself and occupy significant circuit board and system area. Also, traditional packaging technologies are less capable of accommodating faster semiconductor speeds due to the package’s longer electrical connections. Due to these limitations, traditional semiconductor packages are not well suited to meet the increasing demand for product miniaturization, functionality and performance. As a result, in addition to continuing advancements in chip integration, advanced packaging technology is required to achieve further miniaturization and higher performance cost-effectively.

Our Solution

We are a leading provider of intellectual property for chip-scale and multi-chip packaging that meets the increasing demand for miniaturization and performance of electronic products. We license a substantial portion of our intellectual property under our Tessera Compliant Chip, or TCC, license. This license primarily covers our core chip-scale and multi-chip packaging patents. In addition, we support the adoption of our technology by providing our customers with engineering services focused on addressing key issues related to the miniaturization and performance of electronics products. Our packaging technology provides the following benefits which are not provided by traditional packaging technologies:

Miniaturization.    Our CSP technology enables fully-packaged chips to be almost as small as the chip itself, which permits increased product miniaturization and functionality. Our multi-chip packaging technology extends this benefit by enabling multiple semiconductors to be stacked vertically, while occupying about the same circuit board area as a CSP. For example, our technology is broadly used to produce Flash memory and static random access memory, or SRAM, devices stacked in a multi-chip package utilized in wireless phones. As a result, we believe our multi-chip technology will enable electronic products to achieve new levels of miniaturization.

High performance.    Our technology offers shorter electrical connections between the chip and circuit board and between adjacent chips. Shorter connections allow information to be more rapidly transferred between the semiconductors and the system, yielding better system performance. Our technology has been widely adopted for use in high-speed memory applications, such as high-performance personal computers, network switches and routers, set-top boxes, workstations and video game consoles, such as the Sony PlayStation®2.

High reliability.    The miniaturization of semiconductors often presents reliability problems because the shorter connections are more vulnerable to breakage due to thermally-induced stress and mechanical shock. Overcoming these problems has been one of the most significant technical challenges in shrinking semiconductor packages to the size of the chip itself. Our technology alleviates these problems by allowing movement within the package. As a result, our technology provides high reliability without the increased package size or cost of competing technologies for a broad range of applications that require miniaturization.

Cost effectiveness.    The significant investment made by semiconductor chip makers, assemblers, and material and equipment providers in the manufacturing infrastructure that supports our technology enables high-volume production and broad availability of semiconductors that incorporate our technology. This in turn has reduced the cost of manufacturing products that incorporate our technology, allowing it to be used in cost-sensitive semiconductor applications such as dynamic random access memory, or DRAM, Flash memory or SRAM. We believe that this broad adoption and high volume production of our technology will further increase its cost-effectiveness.

Our Strategy

Our objective is to be the leading developer and licensor of chip-scale and multi-chip packaging technologies that meet the increasing demand for miniaturization and performance in a broad range of communication, computing and consumer electronic products. The following are key elements of our strategy:

Expand the market penetration of our CSP technology.    Our patented CSP technology has been incorporated in over three billion semiconductors worldwide. As a result of the broad adoption of our technology and existing infrastructure that supports our technology, we believe that we are well positioned to benefit from the substantial growth projected for the CSP market. We intend to further increase our share of the CSP market by:

•	continuing to target and optimize our technology for large, growing product markets such as digital cameras, MP3 players, personal computers, personal digital assistants, video game consoles and wireless phones;

•	making continued design, process and cost improvements that drive the incorporation of our technology in new semiconductor applications, such as application specific integrated circuits, or ASIC semiconductors, high-performance DRAM, and other logic applications; and

•	identifying and approaching companies whose current products potentially incorporate our technology, offering them licenses to our technology, and when necessary, enforcing our intellectual property rights to obtain compensation for the use of our technology.

Accelerate the market acceptance of our three-dimensional multi-chip packaging technology.    Our three-dimensional multi-chip packaging technology extends our CSP technology by enabling multiple chips to be stacked vertically, while occupying about the same circuit board area as a CSP. This technology is designed for products in which miniaturization and feature integration are critical, including digital cameras, MP3 players, personal digital assistants and wireless phones. We intend to accelerate the adoption of our three-dimensional multi-chip packaging technology by:

•	collaborating with our customers to develop multi-chip packages to meet their specific product requirements;

•	capitalizing on the existing materials, equipment and assembly infrastructure that supports our CSP technology; and

•	continuing to reduce the cost of manufacturing semiconductors that incorporate our multi-chip technology through internal development and collaboration with leading semiconductor materials and equipment companies.

Provide engineering services to develop and promote the adoption of our technology.    We intend to continue to use our engineering services to accelerate the adoption of our technology, better understand our customers’ advanced packaging requirements, and develop and broaden our intellectual property portfolio. For example, we provide our customers with a broad range of services, such as package design, prototype manufacturing and reliability analysis, to help them develop products that incorporate our technology. This collaboration allows us to better understand our customers’ future product and packaging technology requirements. We have generated a substantial portion of our service revenues by providing our engineering services to various government agencies. These relationships contribute to the development of our advanced packaging technologies such as three-dimensional multi-chip packaging.

Utilize and enhance the infrastructure supporting our technology.    For more than a decade, we have collaborated with our infrastructure partners to help them develop and make widely available low-cost materials, equipment and assembly capacity to manufacture products that incorporate our technology. We design new technologies that are compatible with this existing infrastructure, which facilitates more rapid adoption of these new technologies. We plan to continue to work with our infrastructure partners to expand the adoption of our technology.

Broaden our intellectual property portfolio.    We intend to continue to broaden our patent portfolio through internal development, strategic relationships and acquisitions, to enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. For example, we intend to extend our intellectual property portfolio in the area of radio frequency, or RF, module packaging technology for a broad range of wireless applications. We also intend to continue to utilize our core competency in aggregating and licensing intellectual property to grow and expand our business.

Create demand by collaborating with system manufacturers and electronic manufacturing service providers.    We work with leading system manufacturers and electronic manufacturing service providers to increase demand for our chip-scale and multi-chip packaging technology. Through these relationships, we align our research and development efforts to better meet their needs. This helps us to develop technologies such as packaging for RF modules, which can be used in new, growing markets, such as Bluetooth, global positioning systems and Wi-Fi.

Our Technology and Services

We derive the majority of our revenues from license fees and royalties associated with our TCC license. Our TCC license grants a worldwide right to develop, assemble, use and sell certain CSPs and multi-chip packages. The licensed technology primarily includes issued patents and pending patent applications during the term of the license. We also license components of our intellectual property portfolio outside of the TCC license, such as module and passive component technology suitable for RF products. In addition, we provide a broad range of engineering, assembly and infrastructure services to our customers.

Our Technology

Our packaging technology is incorporated into semiconductors for use in a broad range of communication, computing and consumer electronics applications. These semiconductors include:

•	Digital signal processor, or DSP, semiconductors, Flash memory, SRAM, and certain ASIC semiconductors, for use in wireless communication and digital consumer products, such as digital cameras, MP3 players, personal digital assistants and wireless phones. These markets are expected to enjoy strong growth. For example, Gartner Dataquest projects the market for CSP-based DSP semiconductors will grow from 396 million units in 2003 to 754 million units in 2006, representing a compound annual growth rate of 24%. Gartner Dataquest also projects the combined Flash memory and SRAM markets to grow from 1.8 billion units in 2003 to 2.7 billion units in 2006, a compound annual growth rate of 13%.

•	DRAM, for use in computing, networking and home entertainment applications, such as personal computers, network switches and routers, set-top boxes and video game consoles. According to Gartner Dataquest, the market for CSP-based DRAM is expected to grow from 374 million units in 2003 to 4.0 billion units in 2006, a compound annual growth rate of 120%.

Chip-Scale Package Technology Platforms

Although most of our licensees have developed their own proprietary packages incorporating our intellectual property, we have developed the following CSP platforms which are included in our TCC license:

Micro Ball Grid Array, or µBGA®, Platform.    Our µBGA® platform includes the lead-bonded µBGA® package and the µBGA®-W package, an alternative that uses wire-bonding as opposed to lead bonding as the package’s internal electrical interconnect. In the µBGA® platform the chip is oriented face-down in the package with its contacts facing the circuit board. We believe this CSP platform offers the best combination of features to meet the requirements of high-performance DRAM semiconductors.

µBGA®-F Platform.    The µBGA®-F platform has the chip oriented face-up in the package, with its contacts facing away from the circuit board, and utilizes standard wire-bonding for the package’s internal electrical interconnect. The technology underlying this platform has been broadly adopted and incorporated into a large number of customer-developed proprietary packages for DSP semiconductors, Flash memory, SRAM and ASIC semiconductors used in wireless communication and consumer electronics products.

Multi-Chip Package Technology Platforms

Our technology is incorporated into a number of three-dimensional multi-chip packages used in wireless communication and digital consumer applications, such as digital cameras, MP3 players, personal digital assistants and wireless phones. These packages include various combinations of ASIC, DSP, Flash memory and SRAM semiconductors. In addition, we have developed a family of three-dimensional multi-chip platforms, which are collectively referred to as the µZTM Stacked Package family, to extend this innovative technology into new applications to meet the growing demand for higher levels of integration in computing, communications and consumer electronics.

We also offer our PyxisTM RF Module platform, which incorporates RF technology in a three-dimensional platform for wireless applications. In addition to wireless phones, which typically incorporate multiple RF sections or modules, several initiatives such as Bluetooth and Wi-Fi are aimed at incorporating additional RF capability into a broad range of handheld, computing and consumer electronic products.

We expect these platforms to build upon the existing CSP infrastructure and to enable further miniaturization and increased performance and functionality for a broad range of cost-sensitive, high volume applications. Each platform was developed to resolve complex, technical and business challenges inherent in the miniaturization of electronic products.

We offer the following multi-chip platforms:

µZTM Chip Stack Platform.    The µZTM chip stack platform consists of two or more semiconductors, stacked vertically on top of each other and wire-bonded to the package substrate. This is a cost-effective, versatile platform that can be used in a broad range of semiconductors and product applications. The technology underlying this platform has been broadly adopted and incorporated into a large number of customer-developed proprietary stacked multi-chip packages for Flash memory, SRAM, and ASIC semiconductors, that are used in wireless communication and consumer electronics products.

µZTM Fold-Over Stacked Platform.    We have recently introduced our µZTM Fold-Over Stacked platform to solve an industry-wide problem associated with the integration of different types of functional blocks, such as processor, memory and various analog blocks, onto a single system-on-a-chip. For example, this package enables DSP, ASIC and different memory semiconductors to be fully packaged, tested and then integrated, resulting in a high-yielding system-in-a-package. The µZTM Fold-Over Stacked platform provides a cost-effective solution that meets wireless phone package height requirements and saves valuable circuit board space, enabling wireless products that are smaller and lighter with more functionality.

µZTM Ball Stacked Platform.    We have also recently introduced our µZTM Ball Stacked platform as a multi-chip solution that enables the integration of high-performance DRAM while occupying 25% less circuit board area with 60% of the height of a traditional DRAM package. Because each semiconductor can be individually tested prior to being assembled in the multi-chip package, common yield problems associated with competing technologies can be overcome. Our µZTM Ball Stacked platform can be used for cost-sensitive, high-volume applications, including DRAM modules for high-performance personal computers, workstations and network switches and routers.

PyxisTM RF Module Platform.    With the proliferation of wireless technology, new industry standards are emerging, including Bluetooth and Wi-Fi, that require additional RF modules in a full range of wireless communication and digital consumer products. Our newly developed PyxisTM RF Module platform uses CSP technology to enable highly-integrated RF modules. This versatile package platform provides an integration and miniaturization path for radio-in-a-package, Bluetooth, Wi-Fi and other complex RF modules. The PyxisTM module platform enables integration of chips and other components in a single, low-cost package solution. This platform is targeted at cost-sensitive, high-volume wireless, handheld and digital consumer products.

The following table provides a summary of the key features and semiconductor and system applications for each of our package technologies and the related platforms, all of which, except the PyxisTM RF platform, are included in our standard TCC license:

Chip-Scale Package Technology	Technology Platform	Key Features	Semiconductor Applications	System Applications

	µBGA®	• Small • High performance • High reliability	DRAM, Flash, SRAM	Digital TV, game console, personal computer, set-top box, server, wireless phone

	µBGA®W	• Small • High performance • High reliability • Wire-bond	DRAM	Digital TV, game console, personal computer, servers, set-top box

	µBGA®F	• Small • Design flexibility • Low cost • Wire-bond	ASIC, DSP, Flash, SRAM	Digital camera, MP3 player, personal digital assistant, wireless phone

Multi-Chip Package Technology	µZTM Chip Stack	• Vertical stack • Small • Wire-bond • Design flexibility	Flash / SRAM stack	Digital camera, MP3 player, personal digital assistant, wireless phone

	µZTM Fold-Over Stack	• Pre-test • Stacked logic and memory • Enables system-in-a-package • Small • Low profile • 2-4 semiconductor stack • High reliability	Numerous logic / memory configurations	Digital camera, MP3 player, personal digital assistant, wireless phone

	µZTM Ball Stack	• Pre-test • Stacked memory • Small • Low profile • 2-8 semiconductor stack • High reliability	DRAM, Flash, numerous logic / memory configurations	Digital camera, MP3 player, personal computer, personal digital assistant, server, wireless phone

	PyxisTM RF Module	• High-density RF module • Small • Low profile • Integration of semiconductors and other components	RF modules	Bluetooth, global positioning system, personal digital assistant, Wi-Fi, wireless phone

Our Services

We provide our customers and partners with engineering, assembly and infrastructure services that we believe accelerate the adoption of our technology for a broad range of cost-sensitive, high-volume applications. We provide engineering services to semiconductor makers and assemblers, system manufacturers, electronic manufacturing service companies and government agencies and their contractors to enable the development of new packaging technologies. Most of our service revenues are derived from government-related engineering services.

Engineering services.    Our engineering services include customized package design and prototyping, modeling, simulation, failure analysis and reliability testing and related training services. We provide these services to semiconductor makers and assemblers, system manufacturers, electronic manufacturing service companies and government agencies and their contractors. We believe that offering these services accelerates the incorporation of our intellectual property into our customers’ products and aids in our understanding of their future packaging requirements.

Assembly services.    We provide training and consulting services to assist semiconductor assemblers in designing, implementing, upgrading and maintaining their CSP assembly lines. We also offer services to help customers address process, equipment, materials and other manufacturing-related issues. This allows our assembly customers to bring their manufacturing lines incorporating our technology into production more rapidly and cost-effectively.

Infrastructure services.    We offer evaluation, qualification, cost reduction and cost analysis services to companies that develop and manufacture equipment and materials to support the infrastructure needed to manufacture semiconductors that incorporate our technology. These services enable infrastructure customers to evaluate the impact of their specific materials and equipment on the manufacturability and reliability of our technology.

Customers

Our technology is currently licensed to more than 45 companies. For the year ended December 31, 2003, Texas Instruments accounted for 28.4% of total revenue.

We have a TCC license with Texas Instruments, dated January 1, 2002, that covers the types of BGA packages that were the subject of our legal proceeding against Texas Instruments in the U.S. District Court. Under this license Texas Instruments paid an upfront license fee and agreed to pay ongoing royalties on a quarterly basis. The license has termination provisions for breach, change of control, and bankruptcy. In addition, Texas Instruments may unilaterally terminate the license by giving six months prior notice at any time. Unless earlier terminated, the license will terminate on December 31, 2013. If the license is not terminated prior to December 31, 2013, Texas Instruments will have a fully paid-up license under the Tessera patents subject to the license. Any termination of the agreement would result in a loss by Texas Instruments of its right to use our intellectual property.

The following is a list of our current licensees and, where indicated, our current sublicensees:

Semiconductor Manufacturers	Semiconductor Assemblers	Semiconductor Material Suppliers

Advanced Micro Devices Inc.

Cochlear Corporation

Hitachi, Ltd.

Hynix Semiconductor America, Inc.

Intel Corp.

Mitsubishi Electric and Electronics USA, Inc.

Oki Electric Industry Co., Ltd. (OKI)

Renesas Technology Corp.*

ROHM Corp.

Sanyo Electric Co., Ltd.

Seiko Epson Corp.

Sharp Corporation

Siemens AG

Sony Corp.

ST Microelectronics NV

Texas Instruments, Inc.

Toshiba

Advanced Semiconductor Engineering, Inc. (ASE)

Akita Electronics Systems Co., Ltd.*

Amkor Technology, Inc.

ChipMOS Technologies, Inc.

ChipPAC, Inc.

EEMS Italia, SpA

Hitachi Cable, Ltd.

Mitsui High-tec Inc.

Renesas Northern Japan Semiconductor, Inc.*

Renesas Eastern Japan Semiconductor, Inc.*

Orient Semiconductor Electronics Ltd (OSE)

Payton Technology Corp.

Plexus Corp.

Powertech Technology Inc. (PTI)

Shinko Electric Industries Co.

Siliconware Precision Industries Co., Ltd. (SPIL)

United Test and Assembly Center Ltd. (UTAC)

United Test Center Inc. (UTC)

University of Alaska

Walton Advanced Electronics, Ltd.

3M Company
Compeq Manufacturing Inc.
Hitachi Cable, Ltd.
Hitachi, Ltd.
LG Electronics Inc.
LG Micron Ltd.
Mitsui Mining & Smelting Co., Ltd.
North Corporation
Samsung Electro-Mechanics Co., Ltd.
Samsung Techwin Co., Ltd.
Shinko Electric Industries Co.
Sunright Limited

*	denotes a TCC sublicensee

In addition to the licensees and sublicensees mentioned above, we license our Pyxis™ RF Module technology to Paratek Microwave, Inc.

Most semiconductor material suppliers are licensed under our TCMT license, which requires these licensees to pay us a license fee but not royalties.

The license agreement we entered into with Samsung on May 17, 1997 is currently the subject of litigation. The matter is described in more detail in “—Legal Proceedings” below.

Sales and Marketing

Our sales activities focus primarily on developing strong, direct relationships at the technical, marketing and executive management levels with leading companies in the semiconductor industry to license our technologies and sell our services. We also sell our engineering services to system manufacturers and government agencies and their contractors. Marketing activities include identifying and promoting application-based technologies for specific, vertical market needs, such as wireless communications or computing, and identifying major business opportunities for current and future product development. Product marketing focuses on identifying the needs and product requirements of our customers. Product marketing also manages the development of all of our technology throughout the development cycle and creates the required marketing materials to assist with the adoption of the technology. Marketing communications focuses on advertising and communications that promote the adoption of our technology.

Research and Development

We believe that our success depends in part on our ability to achieve the following in a cost-effective and timely manner:

•	develop new technologies that meet the changing needs of our customers and their markets;

•	improve our existing technologies to enable growth into new application areas; and

•	expand our intellectual property portfolio.

Our research and development employees work closely with our sales and marketing employees, as well as our customers and partners, to bring new products incorporating our technology to market in a timely, high quality and cost-efficient manner. We also work closely with material and equipment infrastructure providers to identify new technologies and improve existing technologies for use in the assembly and manufacture of semiconductor packages that incorporate our technology.

Our service contracts involve research and development for commercial entities and government agencies. For example, some of our development activities for the µZ™ Fold-Over Stack package technology were partially funded through service contracts with one of our semiconductor company licensees.

Our research and development efforts currently focus on two major areas:

Chip-scale packaging.    Our CSP efforts focus on developing specific technologies for incorporation of our CSP technology into new applications, developing prototypes and supporting customers or infrastructure providers with improvements to products for existing applications.

Multi-chip packaging.    Our multi-chip packaging efforts focus on working with customers to incorporate our technology into their products and applications, developing prototypes and developing new, custom technologies to meet the needs of future applications.

We have additional research and development efforts underway in a number of areas related to the miniaturization of electronic products, including areas relating to materials, equipment, packaging, interconnect, assembly and testing of semiconductors and three-dimensional modules.

Intellectual Property

Our future success and competitive advantage depend upon our continued ability to develop and protect our intellectual property. To protect our intellectual property, we rely on a combination of patents, trade secrets and trademarks. We also attempt to protect our trade secrets and other proprietary information through confidentiality agreements with licensees, customers and potential customers and partners, and through proprietary information agreements with employees and consultants.

Our patents address advanced single and multi-chip packaging, related processes, and complementary technologies. We have made and continue to make considerable investments in expanding and defending our patent portfolio. See “—Legal Proceedings” for a description of material legal proceedings in which we have recently been involved.

As of December 31, 2003, our intellectual property portfolio included 270 issued U.S. patents, 38 issued international patents, 112 additional pending U.S. patent applications and 40 additional pending international patent applications. Our patents have expiration dates ranging from January 25, 2009 to September 19, 2021. We continually file new patent applications for new developments in our technology. There are many countries in which we currently have no issued patents; however, products incorporating our technology that are sold in jurisdictions where patents have issued must be licensed in order to avoid infringing our intellectual property.

As of December 31, 2003, we had 15 U.S. trademark registrations and 35 international trademarks and had five domestic and international trademark applications pending.

Competition

As a developer and licensor of semiconductor packaging technology, we compete with other technologies, as opposed to other companies selling products. These competing technologies come principally from the internal design groups of a number of semiconductor and package assembly companies. Many of these companies are licensees, or potential licensees, of ours. In fact, many of our licensees consider packaging research and development to be one of their core competencies.

Semiconductor companies that have their own package design and manufacturing capabilities include Texas Instruments Incorporated, Micron Technology, Inc., and the semiconductor divisions of Fujitsu Microelectronics, Inc., IBM Instruments, Inc., Motorola, Inc., Sharp Corporation and Samsung Electronics Co. Ltd. Among the advanced packaging technologies developed by such companies are flip-chip and chip-on-board technologies that compete with our CSP and multi-chip technologies. Our technologies also compete with technologies developed by the internal design groups of package assembly companies such as Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc. and ChipPAC, Inc.

We believe the principal competitive factors in the selection of semiconductor package technology by potential customers are:

•	proven technology;

•	cost;

•	size and circuit board area;

•	performance;

•	reliability; and

•	available infrastructure.

We believe that our CSP and multi-chip technologies compete favorably in each of these factors with other advanced packaging technology solutions.

Employees

As of December 31, 2003, we had 86 employees, with 16 in sales, marketing and licensing, 53 in research and development (including employees who perform engineering, assembly and infrastructure services under our service agreements with third parties) and 17 in finance and administration. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Item 2.    Properties

Our principal administrative, sales, marketing and research and development facilities occupy approximately 51,000 square feet in one building in San Jose, California, under a lease that expires on March 31, 2005. We believe our existing facilities are adequate for our current needs.

Item 3.    Legal Proceedings

As described below, we are currently involved in a material legal proceeding relating to our intellectual property and have been involved in others in the recent past. Given the importance of our intellectual property to our future success and competitive advantage, we expect to be involved in material legal proceedings relating to our intellectual property on a regular basis in the future.

Samsung Electronics Co. Ltd. v. Tessera, Inc., Civ. No. 02-05837 CW (N.D. Cal.)

On December 16, 2002, Samsung initiated a declaratory judgment action against us in the U.S. District Court for the Northern District of California seeking a declaratory judgment, alleging that: (1) it has not breached the license agreement it entered into with us in 1997 allegedly because its MWBGA, TBGA, FBGA, MCP and laminate PCB-based semiconductor chip packages are not covered by the license agreement and, therefore, it owes us no royalties for such packages; (2) the license agreement remains in effect because Samsung was not in breach for failing to pay royalties for such packages and, therefore, our termination of the license agreement was not effective; (3) its MWBGA, TBGA, FBGA, MCP and laminate PCB-based semiconductor chip packages do not infringe our U.S. Patents Nos. 5,852,326, 5,679,977, 6,433,419 and 6,465,893; (4) and these four Tessera patents are invalid and unenforceable. Samsung also seeks to recover its costs and attorney’s fees incurred in the action. Regarding the unenforceability claim, Samsung has asserted that we are precluded from enforcing our patents on the grounds that: (1) we had a duty to disclose certain of our patents to JEDEC (a standards body); (2) we breached our duty of disclosure to JEDEC; and (3) as a result of our failure to disclose these patents, we may not allege in this lawsuit that they cover Samsung’s products.

On February 18, 2003, we filed an answer in which we deny Samsung’s allegations, including its allegations that any of our patents are invalid or unenforceable. We also filed a counterclaim in which we allege that: (1) Samsung has breached the license agreement by, among other things, failing to pay us royalties for the use of our U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893, 5,950,304 and 6,133,627; (2) our termination of the 1997 license agreement was effective and the 1997 license agreement is terminated; and (3) Samsung and its U.S. subsidiaries Samsung Electronics America and Samsung Semiconductor, Inc. have infringed these six Tessera patents. We have denied Samsung’s unenforceability allegations on several grounds, including that (1) we have satisfied the duty of disclosure to JEDEC as that duty has been defined by the courts in other cases; and (2) Samsung expressly agreed in its 1997 License Agreement with us to pay royalties for any of its products that are covered by our patents, which expressly precludes Samsung from arguing that it believed our patents are unenforceable against Samsung’s products. We further seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees and costs. We also seek to enjoin Samsung and its U.S. subsidiaries from continuing to infringe these patents in the future. Samsung has continued to make payments under our license agreement and has responded by moving to dismiss our patent infringement counterclaims on the grounds that they are barred by existence of the 1997 license agreement. On August 11, 2003, the court granted Samsung’s motion to dismiss our patent infringement counterclaims on the grounds that, pending the outcome of the current litigation, Samsung does not infringe because its activities are covered by the 1997 license agreement. On

November 12, 2003, the court held a patent claim construction hearing, and a claim construction order was entered on January 8, 2004. We are proceeding against Samsung with a breach of contract action with our infringement contentions being a central element of the action.

Discovery is ongoing and the trial is currently scheduled for November 1, 2004.

Tessera, Inc. v. Sharp Corporation and Sharp Electronics Corporation, Civ. No. 00-20337 JW (N.D. Cal.); In re Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, ITC Inv. No. 337-TA-432

On March 28, 2001, we filed two actions against Sharp Corporation for infringing our U.S. Patents 5,852,326 and 5,679,977, one in the U.S. District Court for the Northern District of California (Tessera, Inc. v. Sharp Corporation and Sharp Electronics Corporation, Civ. No. 00-20337 JW) and one in the International Trade Commission (In re Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, ITC Inv. No. 337-TA-432). The district court case was stayed pending a result in the ITC action. On September 25, 2001, an ITC administrative law judge found in a written decision that Sharp Corporation’s products infringed our patents and that our patents were not invalid and were enforceable. The full commission affirmed this decision on November 15, 2001. The parties settled both lawsuits on January 24, 2002, in connection with which Sharp Corporation and Sharp Electronics Corporation entered into a new license agreement with us.

Texas Instruments, Inc. v. Tessera, Inc., Civ. No. 00-2114 CW (N.D. Cal.)

On February 1, 2000, Texas Instruments initiated a declaratory judgment action in the U.S. District Court for the Central District of California against us regarding our U.S. Patents Nos. 5,852,326, 5,679,977 and 5,347,159. On March 13, 2000, we responded by denying the allegations and filing a counterclaim alleging infringement of our U.S. Patents 5,852,326 and 5,679,977 and breach of contract for failing to pay royalties on products Texas Instruments made that were covered by these patents and by a license agreement between us. On June 2, 2000, the lawsuit was transferred to the U.S. District Court for the Northern District of California (Texas Instruments, Inc. v. Tessera, Inc., Civ. No. 00-2114CW) and the dispute was narrowed to the 5,852,326 and 5,679,977 patents. On December 31, 2001, after the court had issued orders regarding claim construction and the parties’ summary judgment motions, the parties settled with Texas Instruments entering into a new license agreement with us.

From time to time, we may be involved in other litigation involving claims arising out of our operations in the normal course of business.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading publicly on the Nasdaq National Market on November 13, 2003 and is traded under the symbol “TSRA.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of the common stock during 2003.

	High	Low
Fiscal Year Ended December 31, 2003
Fourth Quarter (beginning November 13, 2003)	$22.25	$16.95

As of December 31, 2003, there were outstanding 38,474,443 shares of common stock held by 271 stockholders of record, options to purchase 8,386,651 shares of common stock under our stock option plans and warrants to purchase 280,240 shares of common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

Since March 1, 2001, we have issued and sold the following unregistered securities. In each sale of shares of common stock and preferred stock shown below, the share numbers and dollar amounts shown reflect the reverse stock split effected September 1, 2000.

Options Grants and Option Exercises

Since March 1, 2001, we have granted options to purchase 6,119,239 shares of common stock to employees, officers, directors and consultants under our 1999 Stock Plan and Amended and Restated 2003 Equity Incentive Plan at exercise prices ranging from $2.10 to $9.00 per share. During the same period, we issued and sold 564,257 shares of common stock pursuant to option exercises at prices ranging from $1.50 to $5.50 per share. These transactions were effected under Rule 701 and, in the case of certain consultants, Section 4(2) of the Securities Act.

Common Stock

On September 8, 2003, we issued and sold 6,698 shares of our common stock to Lerner, David, Littenberg, Krumholz & Mentlik, an accredited investor, upon exercise of a warrant at an exercise price of $0.15 for an aggregate consideration of $1,004.70. This transaction was effected in reliance on Rule 506 of Regulation D under the Securities Act.

Preferred Stock

On December 28, 2001, we issued and sold 40,833 shares of our Series C Preferred Stock to Venture Lending & Leasing, Inc., an accredited investor, upon exercise of a warrant at an exercise price of $7.50 for an aggregate consideration of $306,247.50. This transaction was effected in reliance on Rule 506 of Regulation D under the Securities Act.

On April 24, 2003, we issued and sold 27,472 shares of our Series B Preferred Stock to Sanford Garrett, an accredited investor, upon the cashless net exercise of a warrant. This transaction was effected in reliance on Section 3(a)(9) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Initial Public Offering

Our initial public offering of 7,500,000 shares of common stock was effected through a Registration Statement on Form S-1 (File No. 333-108518) that was declared effective by the Securities and Exchange Commission on November 12, 2003. On November 12, 2003, 3,000,000 shares of common stock were sold on our behalf, and 4,500,000 shares of common stock were sold by our selling stockholders at an initial public offering price of $13.00 per share, for an aggregate offering price of approximately $97.5 million, with Lehman Brothers, Inc. acting as the sole book-running manager, and Merrill Lynch & Co., Needham & Company, Inc., and SoundView Technology Corporation acting as managers of the offering. In connection with the offering, the underwriters were granted a 30-day option to purchase up to 1,125,000 additional shares of common stock at the public offering price, less the underwriting discount, to cover any over-allotments, which they exercised on November 14, 2003, resulting in the purchase of 1,125,000 shares (1,066,427 shares sold by the selling stockholders and 58,573 shares sold by Tessera). Following the sale of the 7,500,000 shares and the exercise of the underwriters’ over-allotment option, the offering terminated.

We paid to the underwriters underwriting discounts and commissions of approximately $2.8 million (with the over-allotment option) in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $2.4 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $5.2 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $34.6 million. Other than approximately $21,525 paid to a director for consulting services rendered in connection with the offering, no offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates or others.

All of the net proceeds from the initial public offering remain invested in short-term, money market funds pending application of the funds to general corporate purposes, as described in the Registration Statement on Form S-1.

Item 6.    Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this annual report.

The consolidated statement of operations data for the fiscal years ended December 31, 2001, December 31, 2002 and December 31, 2003 and the consolidated balance sheet data as of December 31, 2002 and December 31, 2003 are derived from our audited consolidated financial statements appearing elsewhere in this annual report. The consolidated statement of operations data for the fiscal years ended December 31, 1999 and December 31, 2000 and the consolidated balance sheet data as of December 31, 1999, December 31, 2000 and December 31, 2001 are derived from our audited consolidated financial statements that are not included in this annual report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated statement of operations data:
Revenues:
Intellectual property revenues	$4,400	$7,850	$12,258	$17,925	$25,393
Other intellectual property revenues (1)	—	—	13,291	5,715	3,169
Service revenues	2,019	3,630	1,466	4,630	8,759

Total revenues	6,419	11,480	27,015	28,270	37,321

Operating expenses:
Cost of revenues	6,608	7,003	5,298	4,264	6,734
Research and development	6,841	9,418	8,202	6,700	7,661
Selling, general and administrative	5,063	17,342	20,761	7,552	11,030
Stock-based compensation	1,497	13,276	1,364	1,942	1,110

Total operating expenses	20,009	47,039	35,625	20,458	26,535

Operating income (loss)	(13,590)	(35,559)	(8,610)	7,812	10,786
Interest and other income (expense), net	(370)	1,300	409	45	195

Income (loss) before taxes	(13,960)	(34,259)	(8,201)	7,857	10,981
Benefit (provision) for income taxes	—	—	—	(1,318)	(1,626)
Discontinued operations	(3,817)	179	—	—	—

Net income (loss)	$(17,777)	$(34,080)	$(8,201)	$6,539	$9,355

Cumulative preferred stock dividends in arrears (2)	$—	$(10,347)	$(11,764)	$(12,941)	$(6,187)
Deemed preferred stock dividend	—	(1,284)	—	—	—

Net income (loss) attributable to common stockholders	$(17,777)	$(45,711)	$(19,965)	$(6,402)	$3,168

Basic net income (loss) per common share	$(3.77)	$(8.45)	$(3.18)	$(0.94)	$0.28

Diluted net income (loss) per common share	$(3.77)	$(8.45)	$(3.18)	$(0.94)	$0.22

Shares used in basic per share calculations (3)	4,713	5,411	6,282	6,784	11,141

Shares used in diluted per share calculations (3)	4,713	5,411	6,282	6,784	41,653

(1)	Other intellectual property revenues consist of a portion of the payments received through license negotiations or the resolution of patent disputes, insofar as such payments include amounts for royalties related to previous periods.
(2)	All outstanding shares of preferred stock were converted into shares of common stock in connection with our initial public offering.
(3)	See note 2 of Notes to Consolidated Financial Statements in this annual report for an explanation of the methods used to determine the number of shares used to compute per share amounts.

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$3,890	$23,510	$1,577	$20,170	$64,379
Total assets	16,986	29,643	24,583	24,170	70,081
Redeemable convertible preferred stock	64,565	96,000	96,000	96,000	—
Deferred stock-based compensation	(7,126)	(13,393)	(2,477)	(620)	(153)
Total stockholders’ (deficit) equity	(58,899)	(77,146)	(83,764)	(74,492)	65,989

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop semiconductor packaging technology that meets the demand for miniaturization and increased performance of electronic products. We license our technology to our customers, enabling them to produce semiconductors that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of communications, computing and consumer electronics products. In addition, by utilizing our technology, we believe that our customers are also able to reduce the time-to-market and development costs of their semiconductors.

From our inception in 1990 through 1995, we engaged principally in research and development activities related to chip-scale and multi-chip packaging technology. We began generating revenues from licenses of our intellectual property in 1994. We began manufacturing activities in 1997 to support market acceptance of our technology. We discontinued most of these manufacturing activities in 1999, after many suppliers had developed the manufacturing infrastructure to implement our technology. We continue to develop prototypes and manufacture limited volumes of select products.

We generate revenues from two primary sources:

•	intellectual property, which represents the majority of our revenues and consists of license fees for our patented technologies and royalties on semiconductors shipped by our licensees that employ these patented technologies; and

•	services, which utilize or further our intellectual property.

Licensees pay a non-refundable license fee. Revenues from license fees are generally recognized once the license agreement has been executed by both parties. In some instances, we provide training to our licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until the training has been provided. The amount of revenue deferred is based on the price we charge for similar services when they are sold separately.

Semiconductor manufacturers and assemblers pay on-going royalties on their shipment of semiconductors incorporating our intellectual property. Royalty payments are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our technology, although we do have arrangements in which royalties are paid based upon a percent of the net sales price. Our licensees report royalties quarterly, and most also pay on a quarterly basis. As there is no reliable basis on which to estimate our royalty revenues prior to obtaining these reports from our licensees, we recognize royalty revenue when we receive a royalty report from our customer. We receive these reports the quarter after the semiconductors that incorporate our technology have been shipped.

From time to time, we receive payments through license negotiations or the resolution of patent disputes. These settlements generally include amounts for royalties related to previous periods based on historical production volumes. These amounts are reported as “other intellectual property revenues” in the statement of operations. Other intellectual property revenue will vary significantly on a quarterly basis.

Service revenues are primarily derived from engineering services, including related training services. Revenues from services related to training are recognized as the services are performed. Revenues from other services are recognized on a percentage-of-completion or completed contract method of accounting depending on the nature of the project. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues under the completed contract method are recognized upon acceptance by the customer or in accordance with the contract specifications.

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia, and these revenues accounted for 39.0% of our total revenues for the year ended December 31, 2003. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the year ended December 31, 2002, Sharp Corporation and Texas Instruments each accounted for over 10% of total revenues. For the year ended December 31, 2003, Texas Instruments accounted for over 10% of total revenues.

We license most of our CSP and multi-chip packaging technology under a license that we refer to as a Tessera Compliant Chip, or TCC, license. The TCC license grants a worldwide right under the licensed patent claims to assemble, use and sell certain CSPs and multi-chip packages. We generally license semiconductor material suppliers under our Tessera Compliant Mounting Tape, or TCMT, license. The TCMT license calls for a one-time license fee and, unlike most of our other licenses, does not require ongoing royalty payments. We also have begun to license components of our intellectual property portfolio that are outside of the TCC license, such as module and passive component technology suitable for radio frequency, or RF products, which we call the Pyxis™ platform.

Cost of revenues consists primarily of direct compensation, materials, supplies and equipment depreciation costs. Cost of revenues associated with services represent a significant portion of the associated revenues. Cost of revenues associated with our intellectual property revenues and other intellectual property revenues are de minimis. Consequently, cost of revenues as a percentage of total revenues will vary based on the percentage of our revenues that is attributable to service revenues.

Research and development expenses consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, materials, supplies and equipment depreciation. Our research and development is conducted primarily in-house and targets both CSP and multi-chip technology. All research and development costs are expensed as incurred. We believe that a significant level of research and development expenses will be required for us to remain competitive in the future. We have increased research and development personnel from 46 at December 31, 2002 to 53 at December 31, 2003, and expect to continue to increase research and development personnel in the future. We expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for: general management, information technology, finance and accounting personnel; litigation expenses and related fees; facilities costs; and professional services. Our general and administrative expenses are not allocated to other expense line items. We anticipate that our selling, general and administrative expenses will increase as we hire additional personnel and incur the additional costs of being a public company. Excluding litigation expenses, we expect that as a percentage of revenues, these expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation with Samsung and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

In connection with the grant of stock options from 1996 through 2003, we recorded an aggregate of $29.9 million in deferred stock-based compensation within stockholders’ equity, due to the difference between the exercise price and the estimated fair value of common stock on the date of grant. The compensation expense is amortized over the vesting period of generally four years. As of December 31, 2003, we had an aggregate of $153,000 of deferred stock-based compensation remaining to be amortized.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Year Ended December 31,
	2001	2002	2003
Revenues:
Intellectual property revenues	45.4%	63.4%	68.0%
Other intellectual property revenues	49.2	20.2	8.5
Service revenues	5.4	16.4	23.5

Total revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues	19.6	15.1	18.0
Research and development	30.4	23.7	20.5
Selling, general and administrative	76.8	26.7	29.6
Stock-based compensation	5.1	6.9	3.0

Total operating expenses	131.9	72.4	71.1

Operating income (loss)	(31.9)	27.6	28.9
Interest and other income, net	1.5	0.2	0.5

Income (loss) before taxes	(30.4)	27.8	29.4
Benefit (provision) for income taxes	—	(4.7)	(4.4)

Net income (loss)	(30.4)%	23.1%	25.0%

Fiscal Year 2003 and 2002

Revenues.    Revenues for the year ended December 31, 2003 were $37.3 million compared with $28.3 million for the year ended December 31, 2002, an increase of $9.1 million, or 32.0%. The $9.1 million increase was primarily due to a $7.5 million increase in intellectual property revenues and a $4.1 million increase in service revenues, partially offset by a $2.5 million decrease in other intellectual property revenues. The increase in intellectual property revenues was principally due to a $3.5 million increase in revenues from existing licensees and a $3.9 million increase in revenues from signing of new licensees. The increase in revenue from existing licensees was primarily due to increased sales by our licensees of semiconductors that incorporate our technology, resulting in increased royalty payments. The increase in revenue from new licensees is primarily due to royalty payments. The increase in service revenues is due to service contracts entered into with new customers in late 2002 and early 2003. Other intellectual property revenues declined by $2.5 million primarily because the amounts we received upon our litigation settlement with Sharp Corporation in 2002, totaling $4.0 million, and upon resolution of negotiations with Hitachi, Rohm, Samsung and Toshiba, totaling $1.7 million, were greater than the aggregate amounts we received upon resolution of negotiations with Intel, Mitsubishi, Sanyo, Seiko Epson and Shinko in 2003, which totaled $3.1 million.

Cost of Revenues.    Cost of revenues for the year ended December 31, 2003 increased to $6.7 million, or 18.0% of revenues, from $4.3 million, or 15.1% of revenues, for the year ended December 31, 2002 primarily due to increased costs associated with an increase in service revenues. Cost of revenues primarily relates to service revenue as the cost of revenues associated with intellectual property revenues is de minimis. Cost of revenue as a percentage of total revenue will vary based on the service revenue component of total revenue. The majority of this increase in the year of 2003 was attributable to the allocation of more personnel to service-related projects and an increase in the number of these projects. Increased materials and subcontractor costs related to service-related projects also accounted for part of the increase in cost of revenues.

Research and Development.    Research and development expenses for the year ended December 31, 2003 increased to $7.7 million, or 20.5% of revenues from $6.7 million, or 23.7% of revenues, for the year ended December 31, 2002. This increase in expenses was primarily due to the addition of personnel, which increased to 53 people as of December 31, 2003 as compared to 46 as of December 31, 2002 and personnel-related costs to accommodate our expanding research and development activities.

Selling, General and Administrative.    Selling, general and administrative expenses for the year ended December 31, 2003 increased to $11.0 million, or 29.6% of revenues, from $7.6 million, or 26.7% of revenues for the year ended December 31, 2002. The increase is attributable to our ongoing litigation with Samsung. Total litigation expenses were $2.9 million for the year ended December 31, 2003 as compared to $25,000 for the year ended December 31, 2002. We expect to continue to incur litigation expenses related to the Samsung legal proceeding in upcoming quarters. The addition of personnel and personnel-related expenses for the expansion of sales and marketing efforts also contributed to the increase in selling, general and administrative expenses.

Stock-based Compensation.    Stock-based compensation decreased to $1.1 million for the year ended December 31, 2003 as compared to $1.9 million for the year ended December 31, 2002. The decrease is due to lower amortization of deferred compensation related to issuance of stock options in 1998 through 2000.

Interest and Other Income, Net.    Interest and other income, net was $195,000 for the year ended December 31, 2003, compared to $45,000 for the year ended December 31, 2002. The increase was due to a one time charge for a foreign translation loss of $237,000 in 2002.

Provision for Income Taxes.    Provision for income taxes increased to $1.6 million for the year ended December 31, 2003 from $1.3 million for the year ended December 31, 2002. For the year ended December 31, 2003, the provision consisted of $213,000 of federal alternative minimum tax, or AMT, and $1.4 million of foreign withholding taxes. For the year ended December 31, 2002, the total provision related to foreign withholding taxes. Foreign withholding taxes paid relate to statutory withholding taxes on license and royalty revenues earned in Japan and Korea. We paid no state income taxes for the year ended December 31, 2003 and no U.S. federal or state income taxes for the year ended December 31, 2002.

Fiscal Year 2002 and 2001

Revenues.    Revenues were $28.3 million for the year ended December 31, 2002, as compared to $27.0 million for the year ended December 31, 2001, an increase of 4.7%. Intellectual property revenues increased $5.7 million, due to a $2.7 million increase in revenues from existing licensees and a $3.0 million increase in revenues from signing of new licensees. The increase in revenues from existing licensees is primarily due to increased production by our licensees of semiconductors that incorporate our technology, resulting in increased royalty payments. The increase in revenue from new licensees primarily is due to royalty payments. Service revenues increased $3.2 million due to an increase in service contracts. Other intellectual property revenues declined by $7.6 million because the amount we received upon our litigation settlement with Texas Instruments in 2001 was greater than the amount we received upon our litigation settlement with Sharp Corporation in 2002.

Cost of Revenues.    Cost of revenues was $4.3 million, or 15.1% of revenues for the year ended December 31, 2002, as compared to $5.3 million or 19.6% of revenues for the year ended December 31, 2001. The decrease in cost of revenues was primarily due to personnel related cost reductions undertaken throughout 2001. These cost reductions included the closing of a manufacturing facility that was not strategic to our operations with related headcount reductions which resulted in savings of $2.1 million. This decrease was partially offset by incremental costs associated with the increase in our service revenues, including increased allocation of personnel, materials and subcontracting costs of $1.1 million.

Research and Development.    Research and development expenses were $6.7 million, or 23.7% of revenues, for the year ended December 31, 2002, as compared to $8.2 million or 30.4% for the year ended December 31, 2001. The decrease in research and development expenses was primarily due to a reduction in personnel, totaling 15 persons which occurred during 2001.

Selling, General and Administrative.    Selling, general and administrative expenses were $7.6 million, or 26.7% of revenues for the year ended December 31, 2002, as compared to $20.8 million, or 76.8% of revenues for the year ended December 31, 2001. The decrease in selling, general and administrative expenses in 2002 was primarily due to a decrease in total litigation expenses from $12.8 million in 2001 to $25,000 in 2002 resulting from the settlement of our litigation with Texas Instruments and Sharp Corporation which were settled in December 2001 and January 2002, respectively.

Stock-based Compensation.    Stock-based compensation increased to $1.9 million for the year ended December 31, 2002 as compared to $1.4 million for the year ended December 31, 2001. The increase was due primarily to the reversal of a portion of previously recorded expense related to options forfeited upon termination of employees in 2001.

Interest and Other Income, Net.    Interest and other income, net was $45,000 for the year ended December 31, 2002, as compared to $409,000 for the year ended December 31, 2001, due to lower investment income earned and a one time charge for a foreign translation loss of $237,000 in 2002.

Provision for Income Taxes.    Provision for income taxes was $1.3 million for the year ended December 31, 2002, as compared to $0 for the year ended December 31, 2001. This increase was due to statutory withholding taxes on increased license and royalty revenues earned in Japan and Korea. We paid no federal or state income taxes for either of these periods due to federal net loss carryforwards and state tax credits.

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2003. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
	Mar 31, 2002	Jun 30, 2002	Sep 30, 2002	Dec 31, 2002	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003
	(in thousands)
Intellectual property revenues	$3,446	$4,292	$4,366	$5,821	$6,547	$5,503	$5,987	$7,356
Other intellectual property revenues	4,000	562	893	260	462	414	1,293	1,000
Service revenues	654	721	1,242	2,013	2,248	2,266	1,924	2,321

Total revenues	8,100	5,575	6,501	8,094	9,257	8,183	9,204	10,677
Operating expenses:
Cost of revenues	907	967	1,221	1,169	1,385	1,657	1,849	1,843
Research and development	1,647	1,689	1,598	1,766	1,793	1,911	1,997	1,960
Selling, general and administrative	1,603	1,994	1,907	2,048	2,198	2,688	2,839	3,305
Stock-based compensation	690	530	422	300	233	163	612	102

Total operating expenses	4,847	5,180	5,148	5,283	5,609	6,419	7,297	7,210

Operating income	3,253	395	1,353	2,811	3,648	1,764	1,907	3,467
Interest and other income (expense), net	107	60	54	(176)	81	52	69	(7)

Income before taxes	3,360	455	1,407	2,635	3,729	1,816	1,976	3,460
Benefit (provision) for income taxes	(588)	(147)	(242)	(341)	(520)	(371)	(370)	(365)

Net income	$2,772	$308	$1,165	$2,294	$3,209	$1,445	$1,606	$3,095

The following table presents our historical results for the periods indicated as a percentage of revenues.

	Three Months Ended
	Mar 31, 2002	Jun 30, 2002	Sep 30, 2002	Dec 31, 2002	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003
Intellectual property revenues	42.5%	77.0%	67.2%	71.9%	70.7%	67.2%	65.0%	68.9%
Other intellectual property revenues	49.4	10.1	13.7	3.2	5.0	5.1	14.0	9.4
Service revenues	8.1	12.9	19.1	24.9	24.3	27.7	21.0	21.7

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Operating expenses:
Cost of revenues	11.2	17.3	18.8	14.5	15.0	20.2	20.1	17.3
Research and development	20.3	30.3	24.6	21.8	19.4	23.4	21.7	18.4
Selling, general and administrative	19.8	35.8	29.3	25.3	23.7	32.8	30.8	30.9
Stock-based compensation	8.5	9.5	6.5	3.7	2.5	2.0	6.6	0.9

Total operating expenses	59.8	92.9	79.2	65.3	60.6	78.4	79.2	67.5

Operating income	40.2	7.1	20.8	34.7	39.4	21.6	20.8	32.5
Interest and other income (expense), net	1.3	1.1	0.8	(2.2)	0.9	0.6	0.7	(0.1)

Income before taxes	41.5	8.2	21.6	32.5	40.3	22.2	21.5	32.4
Benefit (provision) for income taxes	(7.3)	(2.7)	(3.7)	(4.2)	(5.6)	(4.5)	(4.0)	(3.4)

Net income	34.2%	5.5%	17.9%	28.3%	34.7%	17.7%	17.5%	29.0%

Our intellectual property revenues grew sequentially in each quarter of 2002 and 2003, with the exception of the quarter ending June 2003, due to an increase in revenues from both existing licensees and the signing of new licensees. Our intellectual property revenues declined in the quarter ended June 2003 due to the timing of our signing of new licensees in the prior quarter. Other intellectual property revenues have been significantly impacted by revenues related to the resolution of license negotiations and patent disputes, particularly in the quarter ended March 31, 2002, due to our settlement with Sharp Corporation.

Cost of revenues has generally increased throughout 2002 and 2003 consistent with overall growth in service revenues. Our costs of revenues primarily relate to service revenues.

Operating expenses generally increased in the last three quarters of 2003 due to increased litigation expenses beginning in the quarter ended June 30, 2003. There were minimal litigation expenses in 2002. Litigation expenses steadily increased in 2003 as our involvement in the Samsung case increased. If litigation expenses are excluded, operating expenses have generally increased in 2002 and 2003 to support the growth in revenues.

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $56.1 million and $18.2 million, respectively. The net operating loss carryforwards began to expire on various dates beginning in 2003, and will continue to expire through 2021, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to fully reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. We believe that, as a result of our initial public offering, it is likely that a change in our ownership has occurred. If such a change in our ownership occurs, our ability to use our net operating loss carryforwards in any fiscal year may be significantly limited.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and, more recently, through cash generated from operations. We have received a total of $93.7 million from private offerings of our equity securities and we generated $34.6 million of net proceeds from our initial public offering in November 2003. At December 31, 2003 we had $64.4 million in cash and cash equivalents.

Net cash provided by operating activities for the year ended December 31, 2003 was $11.7 million compared to $18.8 million in the comparable period in 2002. Operating cash flows in 2003 were generated from net income adjusted for non-cash expenses of $2.1 million. Net cash generated by operating activities for the year ended December 31, 2002 was generated primarily from net income adjusted for non-cash expenses of $3.1 million and a decrease in accounts receivable of $18.8 million. This was partially offset by decreases in accrued liabilities of $7.1 million and deferred revenue of $1.8 million The decrease in accounts receivable was primarily due to the collection of a receivable related to a legal settlement with Texas Instruments late in 2001. The decrease in accrued liabilities was primarily due to payment of litigation costs.

Net cash provided by operating activities for the year ended December 31, 2002 was $18.8 million compared to net cash used in operating activities of $21.7 million for the comparable period in 2001. Operating cash flows in 2002 were generated from net income from operations adjusted for non-cash expenses of $3.1 million and a decrease in accounts receivable of $18.8 million. This was partially offset by decreases in accrued liabilities of $7.1 million and deferred revenue of $1.8 million. Net cash used in operating activities for the year ended December 31, 2001 was a result of a net loss from operations adjusted for non-cash expenses of $4.0 million and an increase in accounts receivable of $19.3 million. The changes in accounts receivable for both years were due to the legal settlement with Texas Instruments late in 2001. The decrease in accrued liabilities in 2002 was primarily due to payment of litigation costs.

Net cash provided by investing activities for the year ended December 31, 2003 was $17.4 million, due to the sales of short-term marketable securities. Net cash used in investing activities for the year ended December 31, 2002 was $18.3 million, primarily due to net purchases of short-term marketable securities, and was primarily funded by cash from operations. Net cash provided by investing activities for the comparable period in 2001 was primarily attributable to the sale of short-term marketable securities.

Net cash provided by financing activities for year ended December 31, 2003 was $33.9 million comprised primarily of net proceeds of $34.6 million from the Company’s initial public offering. Net cash provided by financing activities for the comparable period in 2002 was $295,000 representing $567,000 in proceeds from the exercise of stock options offset partially by repayment of capital lease obligations.

Net cash used in financing activities for the comparable period in 2001 was $143,000 representing $338,000 in proceeds from the exercise of stock options and warrants offset partially by repayment of $481,000 in capital lease obligations.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Cash Obligations

As of December 31, 2003 the following sets forth our minimum commitments under operating leases:

Year Ended December 31,	Amount
(in thousands)
2004	$541
2005	141
2006	7

Total minimum lease commitments	$689

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. Our estimates are guided by observing the following critical accounting policies:

Revenue Recognition.    We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists: (2) delivery has occurred or services have been rendered: (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue at the time until collection becomes reasonably assured, which is generally upon receipt of payment.

Estimating accrued liabilities.    We review our accounts payable and accrued liabilities at each reporting period, and accrue liabilities as appropriate. During this analysis we consider items such as research and development activity, commitments made to or the level of activity with vendors, payroll and employee-related costs, historic spending, budgeted spending, and anticipated changes in the costs of services.

Valuation of Long Lived Assets.    We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”). Impairment evaluations involve management estimates of assets’ useful lives and future cash flows. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. To date, no impairment loss has been recognized. We assess the impairment in value to our long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	operating losses;

•	significant negative industry trends;

•	significant underutilization of the assets; and

•	significant changes in how we use the assets or our plans for their use.

Stock-based compensation.    Our Amended and Restated 2003 Equity Incentive Plan is accounted for in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25” (“FIN 28”).

We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. We believe that the fair value of the stock options are more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

Accounting for Income Taxes.    We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of assets are recovered, hence giving rise to a deferred tax asset. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

At December 31, 2003, we had recorded a full valuation allowance of $26.8 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

Litigation and Contingencies.    From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business, as well as other matters identified in “Business—Legal Proceedings”.

The results of any litigation are inherently uncertain, and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our technologies and otherwise negatively impact over business. If we believe that it is probable for a certain proceeding to result in an adverse decision and that the loss is estimable, we would establish an appropriate accrual for the loss.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may invest in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. Currently, we are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

The risk associated with fluctuating interest rates is limited to our investment portfolio. We do not believe that a 10% change in interest rates would have a significant impact on our results of operations or cash flows.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46, as amended, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard did not have any material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The adoption of SFAS No. 149 did not have any material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have any material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF No. 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning for June 15, 2003. The adoption of EITF No. 00-21 did not have any material impact on our financial position or results of operations.

Risk Factors

We expect our quarterly and annual operating results to fluctuate and these fluctuations may cause our stock price to be volatile and decline.

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. We have had positive net income only since the fourth quarter of 2001. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this annual report and the following:

•	the timing of new license or service agreements, and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	the amount of our service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our failure to protect or enforce our intellectual property rights;

•	legal proceedings affecting our patents or patent applications;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate — digital signal processor, or DSP, semiconductors, application specific integrated circuits, or ASIC semiconductors, and memory;

•	changes in accounting principles or policies, including an election by us, or a requirement, to treat stock option grants as an operating expense; and

•	cyclical fluctuations in semiconductor markets generally.

It is difficult to predict when we will enter into license agreements. The time it takes to establish a new licensing arrangement can be lengthy. Delays or deferrals in the execution of license agreements may also increase as we develop new technologies. Because we generally recognize a significant portion of license fee revenues in the quarter that the license is signed, the timing of signing license agreements may significantly impact our quarterly or annual operating results. Under our typical license agreements, we also receive ongoing royalty payments, and these may fluctuate significantly from period to period based on sales of products incorporating our licensed technology. We expect to expand our business rapidly which will require us to increase our operating expenses. We may not be able to increase revenues in an amount sufficient to offset these increased expenditures, which may lead to a loss for a quarterly or annual period.

Due to fluctuations in our quarterly and annual operating results and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors our stock price could decline. In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. Technology companies have experienced greater than average stock price volatility than companies in many other industries in recent years and, as a result, have, on average, been subject to a greater number of securities class action claims. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

If we fail to protect and enforce our intellectual property rights, our business will suffer.

We rely primarily on a combination of license, development and nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright law to protect our intellectual property rights. If we fail to protect our intellectual property rights, our licensees and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on our ability to convince third parties of the applicability of our intellectual property to their products, and our ability to enforce our intellectual property rights against them.

In certain instances, we attempt to obtain patent protection for portions of our intellectual property portfolio, and our license agreements typically include our patents and pending patent applications. If we fail to obtain patents or if the patents issued to us do not cover all of the claims we asserted in our patent applications, others could use portions of our intellectual property without the payment of license fees and royalties. We also rely on trade secret law rather than patent law to protect other portions of our proprietary technology. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants and customers. We cannot be certain that these contracts have not been and will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we fail to use these mechanisms to protect our intellectual property, or if a court fails to enforce our contractual provisions with respect to these rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.

A court invalidation or limitation of our key patents could significantly harm our business.

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. If any of these key patents are invalidated, or if a court limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting loss in license fees and royalties could significantly harm our business. Moreover, our stock price may fluctuate based on developments in the course of ongoing litigation, including our litigation with Samsung Electronics Co. Ltd. described below and elsewhere in this annual report.

We are currently involved in a legal proceeding with Samsung. This litigation involves some of our key patents. On December 16, 2002, Samsung initiated a declaratory judgment action against us in U.S. District Court. This action included the assertion of the defense of equitable estoppel, alleging that we are precluded from enforcing our patents on the grounds that: (1) we had a duty to disclose certain of our patents to JEDEC (a standards body); (2) we breached our duty of disclosure to JEDEC; and (3) as a result of our failure to disclose these patents, we may not allege that our patents cover Samsung’s products. On February 18, 2003, we filed our answer and counterclaim alleging patent infringement, termination of the license, and breach of the license by Samsung. In our answer and counterclaim we also denied Samsung’s allegations regarding JEDEC on several grounds, including that (1) we satisfied the duty of disclosure to JEDEC as that duty has previously been defined by the courts in other cases; and (2) Samsung expressly agreed in its 1997 license agreement with us to pay royalties for any of its products that are covered by our patents, which expressly precludes Samsung from arguing that it believes our patents are unenforceable against Samsung’s products. Samsung has continued to make payments under our license agreement and has responded by moving to dismiss our patent infringement counterclaims. On August 11, 2003, the court granted Samsung’s motion to dismiss our patent infringement counterclaims on the grounds that, pending the outcome of the current litigation, Samsung does not infringe because its activities are covered by the 1997 license agreement. On November 12, 2003, the court held a patent claim construction hearing, and a claim construction order was entered on January 8, 2004. We are proceeding against Samsung with a breach of contract action with our infringement contentions being a central element of the action. This proceeding is in its preliminary stages, and we cannot predict its outcome. An adverse decision in this proceeding could significantly harm our business.

We may be required to undertake costly legal proceedings to enforce or protect our intellectual property rights and this may harm our business.

In the past we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We are currently involved in litigation with Samsung regarding our intellectual property rights, as described above, and expect to be involved in similar litigation in the future. Litigation is inherently uncertain and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology and otherwise negatively impact our business. Whether or not determined in our favor or settled by us, litigation is costly and diverts our managerial, technical, legal and financial resources from our business operations.

We may become involved in litigation with our licensees, potential licensees or strategic partners, which could harm our business.

We may become involved in a dispute relating to our intellectual property or our contracts, which could include or be with a licensee, potential licensee or strategic partner. Our pending litigation with Samsung, as described above, is an example. Any such dispute could cause the licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the company on both business and technical levels. Any litigation stemming from such a dispute could be very expensive and may cause us to cease being profitable. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation. We are unaware of any material harm or delay that the pending Samsung litigation has caused in our relationships with other licensees or potential customers. However, we believe that our previously-settled litigations with Sharp Corporation and Texas Instruments, which are described under “Business — Legal Proceedings,” encouraged some potential licensees to postpone their licensing decisions until those litigations were settled.

In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they fail to enter into a license agreement with us, then we may be forced to commence legal proceedings against them.

We have a royalty-based business model, which is inherently risky.

Our long-term success depends on future royalties paid to us by licensees. Royalty payments are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology, although we do have royalty arrangements in which royalties are paid based upon a percent of the net sales price. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption and incorporation of our technology by semiconductor manufacturers and assemblers;

•	the extent to which large equipment vendors and materials providers develop and supply tools and materials to enable manufacturing using our packaging technology;

•	the demand for products incorporating semiconductors that use our licensed technology; and

•	the cyclicality of supply and demand for products using our licensed technology.

It is difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose revenues.

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. As a result, to date, we have relied exclusively on the accuracy of the reports themselves without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving less royalty revenues than we are entitled to under the terms of our license agreements.

Failure by our licensees to introduce products using our technology could limit our royalty revenue growth.

Because we expect a significant portion of our future revenues to be derived from royalties on semiconductors that use our licensed technology, our future success depends upon our licensees developing and introducing commercially successful products. Any of the following factors could limit our licensees’ ability to introduce products that incorporate our technology:

•	the willingness and ability of materials and equipment suppliers to produce materials and equipment that support our licensed technology, in a quantity sufficient to enable volume manufacturing;

•	the ability of our licensees to purchase such materials and equipment on a cost-effective and timely basis;

•	the willingness of our licensees and others to make investments in the manufacturing process that supports our licensed technology, and the amount and timing of those investments; and

•	our licensees’ ability to design and assemble packages incorporating our technology that are acceptable to their customers.

Failure by the semiconductor industry to adopt new high performance DRAM chips that utilize our packaging technology would significantly harm our business.

To date, our packaging technology has been used by several companies for high performance dynamic random access memory, or DRAM, chips. For example, packaging using our technology was designated by Rambus as the reference design package for its high performance Rambus DRAM chips. However, the DRAM designed by Rambus has not been widely adopted due to the use of competing technologies such as the first generation of DDR DRAM, which does not currently utilize advanced packaging technologies. DRAM manufacturers are also currently developing new high performance DRAM chips such as the next generation of DDR, referred to as DDR2, to meet increasing speed and performance requirements of electronic products. We believe that these new high performance DRAM chips will require advanced packaging technologies such as CSP.

We anticipate that royalties from shipments of these new, high performance DRAM chips packaged using our technology may account for a significant percentage of our future revenues. If semiconductor manufacturers do not adopt new, high performance DRAM as quickly as is currently being projected by industry sources or find an alternate viable packaging technology for use with their high performance DRAM chips, or if we do not receive royalties from new, high performance DRAM chips that use our technology, our future revenues could be adversely affected.

Our technology may be too expensive for certain new, high performance DRAM manufacturers, which could significantly reduce the adoption rate of our packaging technology in new, high performance DRAM chips. Even if our package technology is selected for at least some of these new, high performance DRAM chips, there could be delays in the introduction of products utilizing these chips that could materially affect the amount and timing of any royalty payments that we receive. Other factors that could affect adoption of our technology for new, high performance DRAM products include delays or shortages of materials and equipment and the availability of testing services.

Further, one of the issues in dispute in our current litigation with Samsung is whether our patents cover specific embodiments of packages used by Samsung for packaging DRAM. If Samsung prevails on the question of infringement of our patents upon certain of its packages or succeeds in proving that our patents relevant to the DRAM package are invalid, unenforceable or should be limited, revenues from DRAM chip manufacturers for our licensed technology will be adversely affected.

A significant amount of our royalty revenues comes from a few market segments and products, and our business could be harmed if these market segments or products decline.

A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for DSP, ASIC and memory. In addition, we derive substantial revenues from the incorporation of our technology into wireless phones. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues may be reduced and our business could be harmed. Moreover, were such a decline to occur, our business could become more cyclical in nature.

Our revenue is concentrated in a few customers and if we lose any of these customers our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. In fiscal 2003, revenues from our top customer, Texas Instruments, accounted for 28.4% of our total revenues. We expect that a significant portion of our revenues will continue to come from a few customers for the foreseeable future. If we lose any of these customers, or if our revenues from them decline, our revenues may decrease substantially.

Competing technologies may harm our business.

We expect that our technologies will continue to compete with technologies of internal design groups of semiconductor manufacturers and assemblers. These internal design groups create their own packaging solutions, and have direct access to their company’s technical information and technology roadmaps, and have capacity, cost and technical advantages over us. If these internal design groups design around our patents, they may not need to license our technology. These groups may design package technology that is less expensive to implement than ours or provides products with higher performance or additional features. Many of these groups have substantially greater resources, financial or otherwise, than us and lower cost structures. As a result, they may be able to get their package technology adopted more easily and quickly. For instance, certain flip chip technologies are being used by large semiconductor manufacturers and assemblers for a variety of semiconductors, including processors and memory. Another example of a competitive technology is the small format lead frame packages that are also gaining popularity. The companies using these technologies are utilizing their current lead frame infrastructure to achieve cost-effective results.

In the future our licensed technologies may also compete with other package technologies. These technologies may be less expensive than ours and provide higher or additional performance. Companies with these competing technologies may also have greater resources than us. Technological change could render our technologies obsolete, and new, competitive technologies could emerge that achieve broad adoption and adversely affect the use of our intellectual property.

If we do not create and implement new designs to expand our licensable technology portfolio our competitive position could be harmed and our operating results adversely affected.

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer electronic industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through September 19, 2021. We need to develop and patent successful innovations before our current patents expire.

We also may attempt to expand our licensable technology portfolio and technical expertise by acquiring technology or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technology to others. However, we may not be able to acquire or obtain rights to licensable technology in a timely manner or upon commercially reasonable terms. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future packaging needs of the semiconductor and consumer electronics industries. Our failure to develop or acquire new technologies could significantly harm our business.

Our licensing cycle is lengthy and costly and our marketing and sales efforts may be unsuccessful.

We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can range from 6 to 18 months. As such, we may incur significant losses in any particular period before any associated revenues stream begins.

We employ intensive marketing and sales efforts to educate materials suppliers, equipment vendors, licensees, potential licensees and original equipment manufacturers about the benefits of our technologies. In addition, even if these companies adopt our technologies, they must devote significant resources to integrate fully our technologies into their operations. If our marketing and sales efforts are unsuccessful, then we will not be able to achieve widespread acceptance of our packaging technology.

Cyclicality in the semiconductor industry may affect our revenues, and as a result our operating results could be adversely affected.

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. Our business depends heavily upon the volume of production by our licensees, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Similarly, our services business relies at least in part upon the outsourcing of design and engineering projects by the semiconductor industry. Semiconductor manufacturers and package assembly companies generally sharply curtail their spending during industry downturns and historically have lowered their spending more than the decline in their revenues. As a result, if we are unable to control our expenses adequately in response to lower revenues from our licensees and service customers, our operating results will suffer and we might experience operating losses.

The international nature of our business exposes us to financial and regulatory risks and we may have difficulty protecting our intellectual property in some foreign countries.

We derive a significant portion of our revenues from licensees headquartered outside the United States, principally in Asia, and these revenues accounted for 39.0% of our total revenues in fiscal 2003. International operations are subject to a number of risks, including the following:

•	international terrorism and anti-American sentiment, particularly in emerging markets;

•	laws and business practices favoring local companies;

•	withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties; and

•	less effective protection of intellectual property than is afforded to us in the United States, or other developed countries.

Our intellectual property is also used in a large number of foreign countries. There are many countries, such as China, in which we currently have no issued patents. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. We expect this to become a greater problem for us as our licensees increase their manufacturing in countries which provide less protection for intellectual property. Our inability to enforce our intellectual property rights in some countries may harm our business.

Our services business may subject us to specific costs and risks that we may fail to manage adequately which could harm our business.

We derive a substantial portion of our revenues from engineering services. Among the engineering services that we offer are customized package design and prototyping, modeling, simulation, failure analysis and reliability testing and related training services. A number of factors, including, among others, the perceived value of our intellectual property portfolio, our ability to convince customers of the value of our engineering services and our reputation for performance under our service contracts, could cause our revenues from engineering services to decline, which would in turn harm our operating results.

Moreover, most of our service revenues are derived from engineering services we provide to government agencies and their contractors to enable the development of new packaging technologies. If demand for our services from government agencies declines, due to changes in government policies or otherwise, our service revenues will be adversely affected.

Under our services contracts we are required to perform certain services, including sometimes delivering designs and prototypes. If we fail to deliver as required under our service contracts, we could lose revenues and become subject to liability for breach of contract.

We provide certain other services at below cost in an effort to increase the speed and breadth with which the semiconductor industry adopts our technologies. For example, we provide modeling, manufacturing process training, equipment and materials characterization and other services to assist licensees in designing, implementing, upgrading and maintaining their packaging assembly line. We frequently provide these services as a form of training to introduce new licensees to our technology and existing clients to new technologies, with the aim that these services will help us to generate revenues in the future. We need to monitor these services adequately in order to ensure that we do not incur significant expenses without generating corresponding revenues. Our failure to monitor these services or our design and prototype services adequately may harm our operating results.

Because our services sometimes involve the delivery of package designs and prototypes, we may be subject to claims that we infringed or induced the infringement of patents and other intellectual property rights belonging to others. If such a claim were made, we may have to take a license or stop manufacturing the offending packages, which could cause our services revenues to decrease. If we choose not to take a license, we may be sued for infringement, and may incur significant litigation costs in defending against the lawsuit. If we are found to infringe the intellectual property rights of others, we may have to pay damages and could be subject to an injunction preventing us from continuing to provide the services. Any of these outcomes could harm our business.

If our prototypes, manufactured packages or products based on our designs are used in defective products, we may be subject to product liability or other claims.

Under our service contracts, we may, at times, manufacture packages on a limited basis, deliver prototypes or design or help design prototypes or products. If these prototypes, manufactured packages or designs are used in defective or malfunctioning products, we could be sued for damages, especially if the defect or malfunction causes physical harm to people. The occurrence of a problem could result in product liability claims and/or a recall of, or safety alert or advisory notice relating to, the product. While we believe the amount of product liability insurance maintained by us combined with the indemnities that we have been granted under these service contracts are adequate, there can be no assurance that these will be adequate to satisfy claims made against us in the future or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition and reputation, and on our ability to attract and retain licensees and customers.

We intend to expand our operations which may strain our resources and increase our operating expenses.

We plan to expand our operations, domestically and internationally, and may do so through both internal growth and acquisitions. We expect that this expansion will strain our systems and operational and financial controls. In addition, we are likely to incur significantly higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we do fail to do so, our growth would be limited. Our officers have limited experience in managing large or rapidly growing businesses. Further, our officers have limited experience managing companies through acquisitions and technological changes. In addition, our management has limited experience in managing a public company.

We may make acquisitions, which could divert management’s attention, cause ownership dilution to our stockholders, be difficult to integrate and adversely affect our financial results.

While we have not acquired any significant businesses, products or technologies in the past, acquisitions are commonplace in the semiconductor industry and we may acquire complementary businesses or technologies in the future. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Future acquisitions could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Future acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, we may not be able to execute our business strategy effectively.

Our success depends, in large part, on the continued contributions of our key management, engineering, sales and marketing, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. In particular, the services of Dr. McWilliams, our President, Chief Executive Officer and the Chairman of our Board of Directors, who has led our company since May 1999 and been Chairman since February 2002, are very important to our business. None of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing, legal and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. For example, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our growth and expansion. Further, we must train our new personnel, especially our technical support personnel, to respond to and support our licensees and customers. If we fail to do this, it could lead to dissatisfaction among our licensees or customers, which could slow our growth or result in a loss of business.

Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. For example, our chief financial officer has been with us for less than 12 months. Our future success will depend to a significant extent on the ability of our management team to effectively work together.

Failure to comply with environmental regulations could harm our business.

We use hazardous substances in the manufacturing and testing of prototype products and in the development of our technologies in our research and development laboratories. We are subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. Our past, present or future failure to comply with environmental regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or cessation of operations. Compliance with such regulations could require us to acquire expensive remediation equipment or to incur other substantial expenses. Any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject us to significant liabilities, including joint and several liability under certain statues. The imposition of such liabilities could significantly harm our business.

Our operations are primarily located in California and, as a result, are subject to catastrophes.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in or near our principal headquarters in San Jose, California. San Jose exists on or near a known earthquake fault zone. Should an earthquake or other catastrophes, such as fires, floods, power loss, communication failure or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may invest in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. Currently, we are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

The risk associated with fluctuating interest rates is limited to our investment portfolio. We do not believe that a 10% change in interest rates would have a significant impact on our results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Tessera Technologies, Inc. (formerly Tessera, Inc.):

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Tessera Technologies, Inc. (formerly Tessera, Inc.) and its subsidiary at December 31, 2002 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 6, 2004

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share Amounts)

	December 31,
	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,341	$64,379
Short-term investments	18,829	—
Accounts receivable	1,883	2,540
Other current assets	763	1,335

Total current assets	22,816	68,254
Property and equipment, net	1,220	1,725
Other assets	134	102

Total assets	$24,170	$70,081

LIABILITIES, MANDATORILY REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$650	$876
Accrued liabilities	2,012	3,014
Deferred revenue	—	202

Total current liabilities	2,662	4,092

Commitments and contingencies (Note 8)

Mandatorily redeemable cumulative convertible preferred stock:
$0.001 par value; 39,293,571 and 10,000,000 shares authorized, 25,123,676 and 0 shares issued and outstanding	96,000	—
Stockholders’ (deficit) equity:
Common stock: $0.001 par value; 54,666,666 and 150,000,000 shares authorized; 6,962,031 and 38,474,443 shares issued and outstanding	7	38
Additional paid-in capital	26,561	157,178
Deferred stock-based compensation	(620)	(153)
Accumulated deficit	(100,429)	(91,074)
Accumulated other comprehensive loss	(11)	—

Total stockholders’ (deficit) equity	(74,492)	65,989

Total liabilities, mandatorily redeemable cumulative convertible preferred stock and stockholders’ equity	$24,170	$70,081

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2001	2002	2003
Revenues:
Intellectual property revenues	$12,258	$17,925	$25,393
Other intellectual property revenues	13,291	5,715	3,169
Service revenues	1,466	4,630	8,759

Total revenues	27,015	28,270	37,321

Operating expenses:
Cost of revenues (1)	5,298	4,264	6,734
Research and development (1)	8,202	6,700	7,661
Selling, general and administrative (1)	20,761	7,552	11,030
Stock-based compensation	1,364	1,942	1,110

Total operating expenses	35,625	20,458	26,535

Operating income (loss)	(8,610)	7,812	10,786
Other income (expense):
Interest income (expense), net	(113)	9	1
Other	522	36	194

Total other income	409	45	195

Income (loss) before taxes	(8,201)	7,857	10,981
Benefit (provision) for income taxes	—	(1,318)	(1,626)

Net income (loss)	(8,201)	6,539	9,355
Cumulative preferred stock dividends in arrears	(11,764)	(12,941)	(6,187)

Net income (loss) attributable to common stockholders	$(19,965)	$(6,402)	$3,168

Basic and diluted net income (loss) per share attributable to common stockholders:
Net income (loss) per common share; basic	$(3.18)	$(0.94)	$0.28

Net income (loss) per common share; diluted	$(3.18)	$(0.94)	$0.22

Weighted average number of shares used in per share calculations; basic	6,282	6,784	11,141

Weighted average number of shares used in per share calculations; diluted	6,282	6,784	41,653

(1) Operating expense line item detail excludes stock-based compensation, as follows:
Cost of revenues	$332	$3	$1
Research and development	164	527	397
Selling, general and administrative	868	1,412	712

Total	$1,364	$1,942	$1,110

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive (Loss) Income
	Shares	Amount
Balance at December 31, 2000	6,345	$6	$35,100	$(13,393)	$(98,767)	$(92)	$(77,146)
Issuance of common stock in connection with exercise of stock options and warrants	229	1	337	—	—	—	338
Common stock issued for services	4	—	24	—	—	—	24
Deferred stock-based compensation	—	—	(9,552)	9,552	—	—	—
Amortization of deferred stock-based compensation, net of reversal	—	—	—	1,364	—	—	1,364
Foreign currency translation adjustments	—	—	—	—	—	7	7	$7
Unrealized loss on available for sale securities	—	—	—	—	—	(150)	(150)	(150)
Net loss	—	—	—	—	(8,201)	—	(8,201)	(8,201)

Balance at December 31, 2001	6,578	7	25,909	(2,477)	(106,968)	(235)	(83,764)	(8,344)

Issuance of common stock in connection with exercise of stock options and warrants	384	—	567	—	—	—	567
Deferred stock-based compensation	—	—	85	(85)	—	—	—
Amortization of deferred stock-based compensation, net of reversal	—	—	—	1,942	—	—	1,942
Dissolution of Tessera Technology Pte. Ltd	—	—	—	—	—	237	237
Unrealized loss on available for sale securities	—	—	—	—	—	(13)	(13)	(13)
Net income	—	—	—	—	6,539	—	6,539	6,539

Balance at December 31, 2002	6,962	7	26,561	(620)	(100,429)	(11)	(74,492)	6,526

Issuance of common stock in connection with exercise of stock options and warrants	677	1	1,068	—	—	—	1,069
Issuance of common stock in connection with the initial public offering	3,059	3	34,587	—	—	—	34,590
Repurchase of common stock	(135)	—	(269)	—	—	—	(269)
Repurchase of convertible preferred stock	—	—	896	—	—	—	896
Conversion of preferred stock into common in connection with the initial public offering	27,911	27	121,229	—	—	—	121,256
Issuance of preferred stock dividend	—	—	(27,600)	—	—	—	(27,600)
Deferred stock-based compensation	—	—	90	(90)	—	—	—
Amortization of deferred stock-based compensation, net of reversal	—	—	—	557	—	—	557
Issuance of stock options to consultants in exchange for services	—	—	553	—	—	—	553
Tax benefits in connection with stock options	—	—	63	—	—	—	63
Unrealized loss on available for sale securities	—	—	—	—	—	11	11	11
Net income	—	—	—	—	9,355	—	9,355	9,355

Balance at December 31, 2003	38,474	$38	$157,178	$(153)	$(91,074)	$—	$65,989	$9,366

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(8,201)	$6,539	$9,355
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,757	927	895
(Gain) loss on disposal of fixed assets	(48)	9	37
Stock-based compensation, net	1,364	1,942	1,110
Tax benefits from stock options	—	—	63
Common stock issued for services	24	—	—
Unrealized (gain) loss and foreign translation	(143)	224	11
Changes in operating assets and liabilities:
Accounts receivable	(19,313)	18,802	(657)
Other assets	(134)	(273)	(540)
Accounts payable	33	(571)	226
Accrued liabilities	1,801	(7,058)	1,002
Accrued loss on discontinued operations	(589)	—	—
Deferred revenue	794	(1,784)	202

Net cash provided by (used in) operating activities	(21,655)	18,757	11,704

Cash flows from investing activities:
Purchases of property and equipment	(704)	(459)	(1,489)
Proceeds from sale of fixed assets	569	—	52
(Purchases) sales of short-term investments, net	21,779	(17,880)	18,829

Net cash provided by (used in) investing activities	21,644	(18,339)	17,392

Cash flows from financing activities:
Proceeds from initial public offering, net	—	—	34,590
Repayment of capital lease obligations	(481)	(272)	—
Proceeds from exercise of stock options and warrants, net	338	567	1,069
Repurchase of common stock	—	—	(269)
Repurchase of preferred stock	—	—	(1,448)

Net cash provided by (used in) financing activities	(143)	295	33,942

Net increase (decrease) in cash and cash equivalents	(154)	713	63,038
Cash and cash equivalents at beginning of period	782	628	1,341

Cash and cash equivalents at end of period	$628	$1,341	$64,379

Supplemental disclosure of cash flow information:
Interest paid	$269	$1	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$(9,552)	$85	$90

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiary, Tessera, Inc., herein referred to as “Tessera” or the “Company”) develops semiconductor packaging technology that meets the demand for miniaturization and increased performance of electronic products. The Company licenses its technology to its customers, enabling them to produce semiconductors that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products including digital cameras, MP3 players, personal computers, personal digital assistants, video game consoles and wireless phones.

The Company was first incorporated in the state of Delaware in May 1990, as the entity Tessera, Inc. Tessera, Inc. was formed to develop the Company’s proprietary semiconductor packaging technology and to promote the adoption of this technology in the semiconductor industry. In January 2003, in a corporate reorganization, each outstanding share of each class and series of Tessera Inc.’s capital stock was converted into a share of equivalent class and series of Tessera Technologies, Inc., a newly-formed Delaware corporation. Consequently, Tessera, Inc. became a wholly-owned subsidiary of Tessera Technologies, Inc. Tessera Technologies, Inc. is a non-operating holding company that has no assets other than its shares in Tessera, Inc. The financial position, results of operations and cash flows of Tessera, Inc. are the same as that of Tessera Technologies, Inc. when consolidated with Tessera, Inc. Since this was a reorganization of entities under common control, the financial statements are presented as if Tessera Technologies, Inc. was in existence for all periods presented.

The Company completed its initial public offering (“IPO”) of common stock in November 2003. In the IPO, the Company sold an aggregate of 3,000,000 shares of common stock. The underwriters of the Company’s IPO exercised their over-allotment option and purchased an additional 58,573 shares of common stock from the Company. Net proceeds from the IPO and the exercise of over-allotment option aggregated approximately $34,590,000.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a 4-week, 4-week, 5-week reporting period.

Principles of consolidation

The consolidated financial statements include the accounts of Tessera Technologies, Inc. and its wholly owned subsidiaries, Tessera, Inc. and Tessera Technology Pte. Ltd. Tessera Technology Pte. Ltd. was incorporated in the Republic of Singapore and dissolved during fiscal year 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Research and development costs

Research and development costs consist primarily of compensation and related costs for personnel as well as costs related to patent prosecution, materials, supplies and equipment depreciation. All research and development costs are expensed as incurred.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Foreign currency translation

The accounts of Tessera Technology Pte. Ltd., a foreign subsidiary which uses the local currency as its functional currency, are translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical exchange rates for equity and average exchange rates during the period for revenues and expenses. The gains or losses resulting from translation are excluded from results of operations and are accumulated as a separate component of accumulated other comprehensive income (loss). Tessera Technology Pte. Ltd. was dissolved in fiscal 2002.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their respective fair values because of the short-term maturity of these items.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-term investments

Marketable short-term investments are classified as available-for-sale. Short-term investments consist primarily of U.S. government debt securities and commercial paper instruments. These investments are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss). Interests, dividends and realized gains and losses are included in interest and other income. Realized gains and losses are recognized based on the specific identification method.

As of December 31, 2003, the Company invested primarily in money market funds and had no marketable short-term investments.

As of December 31, 2002, marketable short-term investments are summarized as follows (in thousands):

	Acquired Cost	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government debt securities	$8,287	$(6)	$8,281
Corporate debt securities	6,597	(4)	6,593
Mortgage-backed securities	1,319	(1)	1,318
Other debt securities	2,639	(2)	2,637

Total available for sale securities	$18,842	$(13)	$18,829

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the net realized gains (losses) on investments for the periods presented (in thousands):

	Years Ended December 31,
	2001	2002	2003
Realized gains	306	1	5
Realized losses	—	(50)	(58)

Net realized gains (losses)	306	(49)	(53)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable.

The Company invests primarily in money market funds and high quality commercial paper instruments. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company’s short-term investments consist of mutual funds invested primarily in U.S. government debt securities and commercial paper instruments. The Company has classified all short-term investments as available-for-sale. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues from continuing operations for the periods indicated:

	Years Ended December 31,
	2001	2002	2003
Customer
A	68%	23%	28%
B	—	21%	—

The Company’s accounts receivable are concentrated with three customers at December 31, 2002, representing 31%, 22% and 14% of aggregate gross receivables, and four customers at December 31, 2003, representing 32%, 14%, 13%, and 13% of aggregate gross receivables.

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining term of the lease. Equipment held under capital lease is stated at the fair market value of the related asset and is amortized on a straight-line basis over the term of the lease. Repair and maintenance costs are charged to expense as incurred.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The depreciation and amortization periods for property and equipment are as follows:

Furniture and equipment	One to five years

Leasehold improvements	Shorter of the estimated useful life which is generally five to twenty-five years or the remaining term of the lease

When property and equipment is sold or scrapped, the cost of the asset and the related accumulated depreciation or amortization is removed from the accounts and the resulting gain or loss on disposal is included in other income and expense.

Impairment of Long-lived assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or circumstances indicate the carrying amount of long-lived assets may not be recoverable, the Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment losses were incurred in the periods presented.

Income taxes

The Company accounts for its income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between income tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to their realizable value when management cannot conclude based on available objective evidence, that it is more likely than not that the benefit will be realized for the deferred tax assets.

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. Under the provisions of SAB No. 101, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed and determinable, and collectibility of the resulting receivable is reasonably assured.

Intellectual property revenues

Intellectual property revenues include revenues from license fees and from royalty payments. Licensees typically pay a non-refundable license fee. Revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price the Company charges for similar engineering services when they are sold separately. These revenues are reported as service revenues. Semiconductor manufacturers and assemblers pay on-going royalties on their shipment of semiconductors incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

which such activity takes place. As there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. In some cases, licensees pre-pay a portion of future royalty obligations. These amounts are deferred and recognized as future royalty obligations are reported by the licensee.

Other intellectual property revenues

Other intellectual property revenues are royalty payments received through license negotiations or the resolution of patent disputes. Such negotiations arise when it comes to the Company’s attention that a third party is infringing on patents or a current licensee is not paying to the Company royalties that it is entitled to. Other intellectual property revenues represent the portion of royalty payments received through such license negotiations or resolution of patent disputes that relates to previous periods and are based on historical production volumes.

Revenues are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant Company obligations and collection is reasonably assured. The Company does not recognize any revenues prior to execution of the agreement as there is no reliable basis on which the Company can estimate the amounts for royalties related to previous periods or assess collectibility.

Service revenues

The Company utilizes the completed-contract and the percentage-of-completion methods of accounting for both commercial and government contracts, dependent upon the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee contracts are recognized upon acceptance by the customer or in accordance to the contract specifications, assuming: title and risk of loss has transferred to the customer; prices are fixed and determinable; no significant Company obligations remain; and collection of the related receivable is reasonably assured.

The Company uses the percentage-of-completion method of accounting for cost reimbursement-type contracts, which generally specify the reimbursable costs and a certain billable fee amount. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues, including estimated earned fees, under cost reimbursement-type contracts are recognized as costs are incurred, assuming that the fee is fixed or determinable and collection is reasonably assured.

Claims made for amounts in excess of the agreed contract price are recognized only if it is probable that the claim will result in additional revenue and the amount of additional revenue can be reliably estimated.

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, the Company’s technology license agreements typically provide for indemnification of customers for intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws, and applicable Delaware law. As of December 31, 2003, no such claims have been filed against the Company, and no liability has been accrued.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock-based compensation

The Company’s employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123 and EITF No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. The Company believes that the fair value of the stock options are more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is re-measured at each reporting date until a commitment date is reached, which is generally the vesting date.

Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award, consistent with the method described in Financial Accounting Standards Board Interpretation No. (“FIN”) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinion No. 15 and 25.”

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value method as prescribed by SFAS No. 123. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model (in thousands except per share data):

	Years Ended December 31,
	2001	2002	2003
Net income (loss) attributable to common stockholders — as reported	$(19,965)	$(6,402)	$3,168
Add: Stock-based employee compensation expense determined under APB 25, included in reported net income (loss) attributable to common stockholders	1,364	1,942	557
Less: Stock-based employee compensation expense determined under fair value based method	(7,447)	(3,077)	(1,283)

Net loss attributable to common stockholders — as adjusted	(26,048)	(7,537)	2,442
Effect of dilutive securities
Add: Convertible preferred stock dividends in arrears	—	—	6,187

Net income (loss) attributable to common stockholders with assumed conversions — as adjusted	$(26,048)	$(7,537)	$8,629

Basic net income (loss) per common share:
As reported	$(3.18)	$(0.94)	$0.28
As adjusted	$(4.15)	$(1.11)	$0.22
Diluted net income (loss) per common share:
As reported	$(3.18)	$(0.94)	$0.22
As adjusted	$(4.15)	$(1.11)	$0.21

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary and unrealized gains and losses on the Company’s short-term investments. Comprehensive income (loss) is disclosed in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Net income (loss) per share

The Company reports both basic net income (loss) attributable to common stockholders per common share, which is based upon the weighted average number of common shares outstanding excluding returnable shares, and diluted net income (loss) attributable to common stockholders per common share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2002	2003
Numerator:
Net income (loss) from continuing operations	$(8,201)	$6,539	$9,355
Less: Cumulative preferred stock dividends in arrears	(11,764)	(12,941)	(6,187)

Net income (loss) attributable to common stockholders	(19,965)	(6,402)	3,168

Effect of dilutive securities
Add: Cumulative preferred stock dividends in arrears	—	—	6,187

Net income (loss) attributable to common stockholders with assumed conversions	$(19,965)	$(6,402)	$9,355

Denominator:
Weighted average common shares outstanding	6,413	6,842	11,151
Less: Unvested common shares subject to repurchase	(131)	(58)	(10)

Total shares; basic	6,282	6,784	11,141

Effect of dilutive securities
Add: Convertible preferred stock	—	—	24,241
Stock options and warrants	—	—	6,261
Unvested common shares subject to repurchase	—	—	10

Total shares; diluted	6,282	6,784	41,653

Net income (loss) per common share, basic	$(3.18)	$(0.94)	$0.28

Net income (loss) per common share, diluted	$(3.18)	$(0.94)	$0.22

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following outstanding mandatorily redeemable cumulative convertible preferred stock and warrants, common stock warrants, and common stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Years Ended December 31,
	2001	2002	2003
Mandatorily redeemable cumulative convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	25,545	25,555	—
Mandatorily redeemable cumulative convertible preferred stock warrants (assuming conversion, using appropriate conversion ratio, to common shares)	344	278	—
Common warrants	524	417	—
Common stock options	5,589	6,846	189

Recent accounting pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46, as amended, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard did not have any material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The adoption of SFAS No. 149 did not have any material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have any material impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF No. 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have any material impact on the Company’s financial position or results of operations.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable consists of the following (in thousands):

	December 31,
	2002	2003
Trade	$1,104	$1,500
Other	779	1,040

	$1,883	$2,540

Property and equipment consists of the following (in thousands):

	December 31,
	2002	2003
Furniture and equipment	$9,245	$8,786
Leasehold improvements	1,220	1,626

	10,465	10,412
Less: Accumulated depreciation and amortization	(9,245)	(8,687)

	$1,220	$1,725

Depreciation and amortization expense for the years ended December 31, 2001, 2002 and 2003, amounted to $2,757,000, $927,000, and $895,000, respectively.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2003
Employee compensation and benefits	$1,442	$1,439
Legal Fees	281	1,246

Other	289	329

	$2,012	$3,014

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 4 – MANDATORILY REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

At December 31, 2002, the Company had outstanding 25,123,676 shares of mandatorily redeemable convertible preferred stock (“preferred stock”) with a carrying value of $96,000,000. The shares of preferred stock were designated in series, and each share of Series A, B, C, D, E and E-1 was convertible into one share of common stock, with the exception of 3,384,112 shares of Series B preferred stock each of which was convertible into 1.136 shares of common stock.

During 2003, the Company repurchased 535,998, 30,832, 13,332 and 128 shares of Series C, D, E and E-1 preferred stock with a carrying value of $2,344,000, respectively. These shares were repurchased for a total of $1,448,000. Also, as a result of a cashless exercise of Series B preferred stock warrant, the Company issued 27,472 shares of Series B preferred stock.

Holders of each series of preferred stock were entitled to dividends beginning December 28, 1999 at a rate of 10% per annum of such stock compounded on an annual basis. At December 31, 2002 and June 30, 2003, the cumulative preferred stock dividends in arrears were $35,052,000 and $41,239,000, respectively. In August 2003, the Company’s stockholders approved an amendment and restatement of its Restated Certificate of Incorporation. Under the Restated Certificate of Incorporation, a stock dividend in the form of 2,759,983 shares of new Series F preferred stock was declared and issued in satisfaction of the dividends cumulated through June 30, 2003, and no dividends would be cumulated after June 30, 2003. Each share of the new Series F preferred stock was valued at $10.00, the deemed fair value of one share of common stock. In addition, all 575,434 outstanding shares of Series E-1 preferred stock were reclassified and converted into 690,527 shares of Series E preferred stock.

The Company completed its IPO in November 2003. Immediately prior to its IPO, the Company had outstanding 27,445,934 shares of Series A, B, C, D, E and F preferred stock. Each share of Series A, B, C, D, E and F was convertible into one share of common stock, with the exception of 3,411,584 shares of Series B preferred stock each of which was convertible into 1.136 shares of common stock. All of the issued and outstanding shares of preferred stock were automatically converted into 27,911,150 shares of common stock upon the consummation of the IPO.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred stock

In August 2003, the Company’s stockholders approved an amendment and restatement of its Restated Certificate of Incorporation. Under the Restated Certificate of Incorporation, the Company authorizes 10,000,000 shares of $0.001 par value preferred stock.

Repurchase of common stock

As part of the Company’s reorganization in January 2003, the Company repurchased 134,666 shares of common stock for a total of $269,000 from several stockholders’ that exercised their dissenters’ rights. The shares were repurchased at a price of $2.01 per share, and were cancelled by the company after the repurchase.

Preferred and common stock warrants

On May 5, 1999, the Company issued a warrant, in connection with an existing lease arrangement, to purchase 21,588 shares of Series C Preferred Stock at an exercise price of $7.50 per share. The warrants expired

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the earlier of 2009 or 5 years following a qualified public offering. The fair value of these warrants was determined to be $63,000 based on the Black-Scholes option-pricing model. This amount has be included as part of other expenses. Upon completion of the initial public offering on November 13, 2003, this warrant has converted into common stock warrant.

On February 4, 2000, in connection with the issuance of Series E preferred stock, the Company issued warrants to a financial advisor to purchase 235,320 shares of common stock at an exercise price of $7.50 per share. The warrants expired the earlier of 2005 or 24 months following a qualified public offering. The warrants include rights and provisions similar to those granted to the holders of Series E preferred stock. The Company determined the fair value of the warrants to be $876,000, based on the Black-Scholes option-pricing model and the amount has been recognized immediately as stock issuance costs. Upon completion of the initial public offering on November 13, 2003, this warrant has converted into common stock warrant.

On February 17, 2000, the Company issued warrants, in connection with an existing lease arrangement, to purchase 6,666 shares of Series E Preferred Stock at an exercise price of $7.50 per share. The fair value of these warrants was determined to be $50,000 based on the Black-Scholes option-pricing model. This amount has been included as part of other expenses. Upon completion of the initial public offering on November 13, 2003, this warrant has converted into common stock warrant.

On July 1, 2000, the Company issued warrants to purchase 16,666 shares of the Company’s common stock at an exercise price of $9.00 per share in connection with the issuance of Series E-1 preferred stock. The warrants expire the earlier of 2005 or 24 months following a qualified public offering. The warrants include rights and provisions similar to those granted to the holders of Series E preferred stock. The Company determined the fair value of the warrants to be $133,000 using the Black-Scholes option-pricing model and the amount has been recognized immediately as stock issuance costs.

On August 29, 2000, the Company issued warrants to consultants to purchase an aggregate of 240,000 shares of the Company’s common stock, at an exercise price of $4.50 per share. The warrants expired unexercised in August 2002.

At December 31, 2003, the Company has reserved 280,240 shares of common stock for the exercise of warrants.

Tax benefits from stock options

During the year ended December 31, 2003, various employees exercised their fully-vested non-qualified stock options. The tax benefits from such employee stock option transactions reduced the Company’s income taxes currently payable for federal and state purposes. These benefits totaled $63,000 and were reflected as a credit to Stockholders’ Equity.

Stock Option Plans

The 1991 Plan

In November 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”). Under the 1991 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors, and consultants at an exercise price of no less than 85% of the fair value. In

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the case of incentive stock options, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. All options granted to date under the 1991 Plan have been granted at an exercise price equal to the fair value of the Company’s common stock on the date of grant. Options granted under the 1991 Plan generally have a term of ten years from the date of grant and vest over a four year period. After December 1996, no further options were granted from this plan, nor does the Company have any intention of issuing additional grants under this plan. As of December 31, 2003, there were no shares reserved for grant under this plan.

The 1991 Plan permits the granting of stock appreciation rights (“SAR”) in connection with any option granted thereunder. In lieu of exercising a stock option, SAR holders are entitled, upon exercise of a SAR, to receive cash or common shares or a combination thereof in an amount equal to the excess of the market value of such vested shares on the date of exercise over the option price. The Company has never issued any SARs.

The 1996 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors, and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under the 1996 Plan generally have a term of ten years from the date of grant and vest over a four year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options would have vested. After February 1999, no further options were granted from this plan, nor does the Company have any intention of issuing additional grants under this plan. As of December 31, 2003, there were no shares reserved for grant under this plan.

The 1999 Plan

In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”), which was approved by the stockholders in May 1999. The terms of the 1999 Plan are similar to the terms of the 1996 Plan. After December 2002, no further options were granted under this plan, nor does the Company have any intention of issuing additional grants under this plan. As of December 31, 2003, there were no shares reserved for grant under this plan.

The 2003 Plan

In February 2003, the Board of Directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. As of December 31, 2003, there were 2,460,486 shares reserved for grant under this plan.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of all option activity is presented below (number of shares in thousands):

	Shares Available	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2000	219	6,821	$2.31
Additional shares authorized	1,229	—	—
Options granted	(2,757)	2,757	2.33
Options exercised	—	(202)	1.66
Option canceled	2,346	(2,554)	2.71

Balance at December 31, 2001	1,037	6,822	2.17
Additional shares authorized	2,000	—	—
Options granted	(2,115)	2,115	3.25
Options exercised	—	(384)	1.48
Option canceled	267	(349)	2.83

Balance at December 31, 2002	1,189	8,204	2.45
Additional shares authorized	2,100	—	—
Options granted	(1,437)	1,437	4.81
Options exercised	—	(613)	1.74
Option canceled	608	(641)	3.42

Balance at December 31, 2003	2,460	8,387	$2.83

At December 31, 2003, only the cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1991 and 1996 Plans are not considered available for grant.

The following table summarizes information about stock options outstanding and exercisable under all plans at December 31, 2003 (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of exercise prices:	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.15-$1.50	2,208	5.20	$1.38	2,194	$1.38
$1.65-$2.10	2,147	7.13	2.07	1,568	2.05
$2.25-$2.63	522	5.79	2.48	476	2.47
$3.25	2,231	8.62	3.25	683	3.25
$3.38-$9.60	1,279	6.46	6.03	555	5.47

$0.15-$9.60	8,387	6.83	$2.83	5,476	$2.31

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock-based compensation

The stock-based compensation expense related to stock options granted to employees is detailed as follows (in thousands):

	Years Ended December 31,
	2001	2002	2003
Cost of revenues	$332	$3	$1
Research and development	164	527	397
Selling, general and administrative	868	1,412	712

Total	$1,364	$1,942	$1,110

The Company recorded a total of $19,747,000 in unearned compensation through December 31, 2003, representing the difference between the fair value of common stock at the date of grant and the exercise price of such options.

Stock-based compensation expense related to stock options granted to non-employees is recognized as services are rendered. At each reporting date, the Company revalues the stock-based compensation expense related to unvested non-employee options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate with changes in the fair market value of the Company’s common stock. In connection with the grant of stock options to consultants, the Company recognized stock-based compensation expense of $951,000, $308,000, and $553,000 during fiscal 2001, 2002 and 2003, respectively.

Fair Value Disclosures

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. Also, prior to the IPO, the Company has used the minimum value method as prescribed by SFAS No. 123. The Company included an expected volatility factor in the Black-Scholes model only after the IPO. The following weighted average assumptions are used to estimate the fair value of stock option grants in 2001, 2002, and 2003:

	Years Ended December 31,
	2001	2002	2003
Expected life (years)	5	5	5
Risk-free interest rate	5.0%	4.1%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	—	—	85.6%

The weighted-average fair value of options on their date of grant were $0.50, $0.59, and $0.60 for the years ended December 31, 2001, 2002 and 2003, respectively.

NOTE 6 – BENEFIT PLAN

In November 1995, the Company established a 401(k) plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company does not currently match employee contributions.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Related to the 401(k) plan, the Company recognized expense of approximately $8,000, $10,000 and $29,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

NOTE 7 – INCOME TAXES

For the year ended December 31, 2002, the Company recorded a provision of $1,318,000 for foreign taxes. For the year ended December 31, 2003, the Company recorded a provision of $1,626,000 consisting of $213,000 of federal Alternative Minimum Tax (“AMT”) and foreign withholding tax of $1,413,000.

The components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2001	2002	2003
Current:
Federal	$—	$—	$213
State	—	—	—
Foreign	—	1,318	1,413

	—	1,318	1,626
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total provision for income taxes	$—	$1,318	$1,626

No provision for federal or state income taxes has been recorded for the years ended December 31, 2001 and 2002 as the Company incurred net operating losses. A provision of $213,000 for federal AMT has been recorded for the year ended December 31, 2003. The provision for foreign taxes for the year ended December 31, 2002 and 2003 relate solely to foreign withholding taxes paid on royalty revenues earned in foreign jurisdictions.

Deferred tax assets are related to the following (in thousands):

	December 31,
	2002	2003
Deferred Tax Assets
Net Operating Loss Carryforwards	$23,166	$20,136
Research Credits	2,876	3,109
Expenses not Currently Deductible	2,851	2,573
Capitalized Research and Development Costs	1,252	1,011

	30,145	26,829
Valuation Allowance	(30,145)	(26,829)

Net Deferred Tax Assets	$—	$—

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s history of losses, recent increases in expense levels, the fact that the market in which the Company operates is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of the Company’s technology. The Company will continue to assess the realizability of the deferred tax assets in future periods. A portion of deferred tax assets relating to net operating losses pertains to net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards is accounted for as a credit to additional paid-in-capital rather than a reduction of income tax provision.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2001	2002	2003
Tax at Federal Statutory Rate	(34.0)%	34.0%	34.0%
State, Net of Federal Benefit	11.1	5.3	5.1
Stock-based Compensation	5.8	8.4	0.0
Foreign Rate Differential	0.0	16.8	12.8
Credits	(3.2)	(0.4)	(1.4)
Losses Not Benefitted	20.0	(48.9)	(35.7)
Other	0.3	1.6	0.0

Provision for Taxes	0.0%	16.8%	14.8%

As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $56,100,000 and state net operating loss carryforwards of approximately $18,200,000. The difference between the federal and state net operating loss carryforwards is attributable to the capitalization of research and development costs for state purposes only. These operating loss carryforwards began to expire on various dates beginning in 2002, and will continue to expire through 2021.

Pursuant to the Internal Revenue Code, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The Company experienced such a change in 1996. Due to operation of law, the limitation carryforward is such that at December 31, 2001, losses limited due to said change are able to be fully utilized against future tax profits, if any. However, events subsequent to December 31, 2001, including, but not limited to, the IPO in November 2003, may have caused an additional ownership change that would limit the carryover of losses generated after the initial 1996 change.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facility and office equipment under operating leases which expire through 2006. Rent expense for the years ended December 31, 2001, 2002 and 2003 amounted to $457,000, $443,000 and $525,000, respectively. As of December 31, 2003, future minimum lease payments are as follows (in thousands):

2004	$541
2005	141
2006	7

$689

Contingencies

On February 1, 2000, Texas Instruments (“TI”) initiated a declaratory judgment action in the U.S. District Court for the Central District of California against the Company regarding the Company’s U.S. Patents Nos. 5,852,326, 5,679,977 and 5,347,159. On March 13, 2000, the Company responded by denying the allegations and filing a counterclaim alleging infringement of the Company’s U.S. Patents 5,852,326 and 5,679,977 and breach of contract for failing to pay royalties on products Texas Instruments made that were covered by these patents and by a license agreement between them. On June 2, 2000, the lawsuit was transferred to the U.S. District Court for the Northern District of California (Texas Instruments, Inc. v. Tessera, Inc., Civ. No. 00-2114CW ) and the dispute was narrowed to the 5,852,326 and 5,679,977 patents.

On December 31, 2001, the Company and TI entered into an agreement to settle the parties’ disputes regarding the 1996 License Agreement and TI’s alleged infringement of the 5,679,977 and 5,852,326 patents. The settlement resulted in a dismissal of the case on January 9, 2002. Under the terms of the settlement, the parties released each other from all pending claims and counterclaims. TI agreed to make a one-time payment to the Company for all claims between the parties arising from activities prior to January 1, 2002. The Company recognized payments related to 2001 as intellectual property revenues. The remaining portion of the settlement relating to prior year royalty obligation was recognized as other intellectual property revenues. TI also executed a royalty-bearing license for certain semiconductor package types, which was recognized as intellectual property revenues in January 2002 as the License Agreement’s effective date is January 1, 2002.

On March 28, 2001, the Company filed two actions against Sharp for infringing the Company’s U.S. Patents 5,852,326 and 5,679,977, one in the U.S. District Court for the Northern District of California (Tessera, Inc. v. Sharp Corporation and Sharp Electronics Corporation, Civ. No. 00-20337 JW ) and one in the International Trade Commission (In re Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, ITC Inv. No. 337-TA-432). On September 25, 2001, an ITC administrative law judge found in a written decision that Sharp’s products infringed the Company’s patents and that the Company’s patents were not invalid and were enforceable. The full commission affirmed this decision on November 15, 2001. The parties settled both lawsuits on January 24, 2002.

The Company settled with Sharp, whose face-up chip-scale packages were determined to be in violation of the Company’s patents for semiconductor packaging. Under the terms of the settlement, the parties released each other from all pending claims and counterclaims. Sharp agreed to make a payment of $5,000,000 to the Company for all claims between the parties arising from activities before the execution of the Settlement Agreement. Upon execution of the Settlement Agreement, both parties entered into a royalty bearing Immunity Agreement covering certain semiconductor package types, which was recognized as intellectual property revenues and other

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

intellectual property revenues. Following the execution of the Settlement Agreement, the parties asked the Commission to delay the entry of any exclusion and/or cease and desist orders to give the parties an opportunity to file a joint motion for termination of the investigation. The ITC investigation has now been terminated. The Company recognized payments related to 2002 as intellectual property revenues.

On December 6, 2002, Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P., or Tech Funding, a stockholder of Tessera, Inc., made a written demand on Tessera, Inc. for the repurchase of 48,502 shares of Tessera, Inc.’s Common Stock and 444,444 shares of Tessera, Inc.’s Series B 10% Cumulative Convertible Preferred Stock, or Series B Stock, that Tech Funding held prior to the reorganization of Tessera, Inc. as a wholly-owned subsidiary of the Company. On May 12, 2003, Tech Funding filed a complaint against Tessera, Inc. as required by the California Corporations Code in order to perfect its rights as a dissenting shareholder in connection with the reorganization, and thereby to receive payment for its shares. On September 25, 2003, we and Tech Funding agreed to settle its dissenter’s claims by allowing Tech Funding to participate as a selling shareholder in our initial public offering on the same terms as our other shareholders. On the same day, Tech Funding dismissed its complaint with prejudice, thereby terminating its rights as a dissenting shareholder.

On December 16, 2002, Samsung Electronics Company, Ltd. (“Samsung”) initiated a declaratory judgment action against the Company in the U.S. District Court for the Northern District of California seeking a declaratory judgment, alleging that: (1) it has not breached the license agreement it entered into with the Company in 1997 allegedly because its MWBGA, TBGA, FBGA, MCP and laminate PCB-based semiconductor chip packages are not covered by the license agreement and, therefore, it owes the Company no royalties for such packages; (2) the license agreement remains in effect because Samsung was not in breach for failing to pay royalties for such packages and, therefore, the Company’s termination of the license agreement was not effective; (3) its MWBGA, TBGA, FBGA, MCP and laminate PCB-based semiconductor chip packages do not infringe the Company’s U.S. Patents Nos. 5,852,326, 5,679,977, 6,433,419 and 6,465,893; (4) and these four Tessera patents are invalid and unenforceable. Samsung also seeks to recover its costs and attorney’s fees incurred in the action. Regarding the enforceability claim, Samsung has asserted that the Company is precluded from enforcing its patents on the grounds that: (1) the Company had a duty to disclose certain of its patents to JEDEC (a standards body); (2) the Company breached its duty of disclosure to JEDEC; and (3) as a result of the Company’s failure to disclose these patents, it may not allege in this lawsuit that they cover Samsung’s products. This proceeding is in its preliminary stages, and we cannot predict its outcome. An adverse decision in this proceeding could significantly harm our business.

On February 18, 2003, the Company filed an answer in which the Company denies Samsung’s allegations, including its allegations that any of the Company’s patents are invalid or unenforceable. The Company also filed a counterclaim in which the Company alleges that: (1) Samsung has breached the license agreement by, among other things, failing to pay the Company royalties for the use of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893, 5,950,304 and 6,133,627; (2) the Company’s termination of the 1997 license agreement was effective and the 1997 license agreement is terminated; and (3) Samsung and its U.S. subsidiaries Samsung Electronics America and Samsung Semiconductor, Inc. have infringed these six Tessera patents. The Company has denied Samsung’s enforceability allegations on several grounds, including that (1) the Company has satisfied the duty of disclosure to JEDEC as that duty has been defined by the Courts in other cases; and (2) Samsung expressly agreed in its 1997 license agreement with the Company to pay royalties for any of its products that are covered by the Company’s patents, which expressly precludes Samsung from arguing that it believed the Company’s patents are unenforceable against Samsung’s products. The Company further seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees and costs. The Company also seeks to enjoin Samsung and its U.S. subsidiaries from continuing to infringe these patents in the future. Samsung has continued to make payments under the Company’s license agreement and has responded by

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

moving to dismiss the Company’s patent infringement counterclaims on the grounds that they are barred by existence of the 1997 license agreement. On August 11, 2003, the Court granted Samsung’s motion to dismiss the Company’s patent infringement counterclaims on the grounds that, pending the outcome of the current litigation, Samsung does not infringe because its activities are covered by the 1997 license agreement. The Company is proceeding against Samsung with a breach of contract action with the Company’s infringement contentions being a central element of the action. On November 12, 2003, the Court held a claim construction hearing at which the Company and Samsung each argued its interpretation of several claim terms of the patents at issue in the lawsuit. On January 8, 2004, the Court issued its Order Construing Disputed Claim and Terms.

Discovery is ongoing and the trial is currently set for November 1, 2004.

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information.” Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: developing and licensing of advanced packaging technologies.

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Years Ended December 31,
	2001	2002	2003
United States	$21,173	$12,299	$22,744
Taiwan	698	1,517	468
Korea	1,872	2,218	1,581
Japan	2,271	11,691	11,926
Europe	452	537	24
Other	549	8	578

	$27,015	$28,270	$37,321

All of the Company’s long-lived assets are located in the United States.

NOTE 10 – RELATED PARTY TRANSACTIONS

On June 1, 1999, a member of the Board of Directors was engaged by the Company as a consultant, advising the Chief Executive Officer and other Company executives on business matters, for a period of three years for a monthly fee of $5,000. In connection with this contract, the Director was granted an option to purchase 226,666 and 82,000 shares of common stock in 1999 and 2001 with exercise prices of $1.50 and $2.10 per share, respectively. The Company has recognized $69,000 of consulting expense for the fiscal year 2003.

On June 1, 2001, a member of the Company’s Board of Directors was engaged by the Company as a consultant to provide business development and strategic planning advice and assistance relating to government research and development contracts and semiconductor and wireless opportunities. In lieu of receiving any cash compensation for his consulting services, the Director was granted an option to purchase 324,000 shares of the Company’s common stock at an exercise price of $2.10 per share. These options vest over a period of three years. At each reporting date, the Company revalues the stock-based compensation expenses related to the unvested options using the Black-Scholes option-pricing model. At December 31, 2003, the fair value of the unvested options was estimated to be $90,000. The Company has recognized $513,000 of compensation expenses related to these options.

Item 9.    Changes in and Disagreements With Auditors on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Management” and “Election of Directors” contained in the company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on May 20, 2004, (the “Proxy Statement”).

The information required by Section 16(a) is hereby incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The text of our code of ethics has been posted on our website at http://www.tessera.com.

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference from the information under the caption “Compensation of Directors and Executive Officers” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required by this Item 12 is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information in the Proxy Statement.

PART IV

Item 15.    Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a) 1.	Financial Statements

See Index to Financial Statements under Item 8 on page 38.

(a) 2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated November 14, 2003, announcing the underwriters’ exercise of their over-allotment option in connection with our initial public offering.

(c)	Exhibits

The following documents are incorporated by reference or included in this report.

Exhibit Number	Exhibit Title

3.1*	Restated Certificate of Incorporation

3.2*	Restated Bylaws

4.1*	Specimen Common Stock Certificate

4.2*	Registration Rights Agreement, dated as of January 31, 2003, by and among registrant and the stockholders party thereto

4.3*	Warrant to purchase 6,698 shares of Common Stock, issued on October 27, 1993 to Lerner, David, Littenberg, Krumholz & Mentlik

4.4*	Warrant to purchase 21,588 shares of Series C 10% Cumulative Convertible Preferred Stock, issued on May 5, 1999 to LINC Capital, Inc.

4.5*	Warrant to purchase 6,666 shares of Series E 10% Cumulative Convertible Preferred Stock, issued on December 15, 1999 to Transamerica Business Credit Corp.

4.6*	Form of warrants to purchase an aggregate of 251,987 shares of Common Stock, issued on February 4, 2000 and July 1, 2000.

10.1*	Form of Indemnification Agreement between registrant and each of its directors and executive officers

10.2*	1991 Stock Option Plan

10.3*	Amended and Restated 1996 Stock Plan

Exhibit Number	Exhibit Title

10.4*	1999 Stock Plan

10.5*	Amended and Restated 2003 Equity Incentive Plan

10.6*	2003 Employee Stock Purchase Plan

10.7†*	TCC Master License Agreement, dated as of July 7, 1994, by and between Tessera, Inc. and Hitachi, Ltd.

10.8†*	Addendum to TCC Master License Agreement, dated as of January 31, 1997, by and between Tessera, Inc. and Hitachi, Ltd.

10.9†*	Letter Amendment to TCC Master License Agreement, dated as of September 23, 2002, by and between Tessera, Inc. and Hitachi, Ltd.

10.10*	Letter Amendment to TCC Master License Agreement, dated as of February 18, 2003, by and between Tessera, Inc. and Hitachi, Ltd.

10.11†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation

10.12*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation

10.13†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.14†*	TCC License Agreement, dated as of May 17, 1997, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.15†*	First Addendum to Limited TCC License Agreement, dated as of November 4, 1998, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.16*	Second Addendum to TCC License Agreement, dated as of June 1, 2001, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.17†*	TCC Patent License Agreement, dated as of January 22, 2003, by and between Tessera, Inc. and Seiko Epson Corporation

10.18†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.19†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

10.20†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments Incorporated

10.21**	Lease, dated as of April 1, 1995, by and between Tessera, Inc. and PNB Investors

10.22*	Agreement to Exercise Option to Renew, dated as of April 1, 2000, by and between Tessera, Inc. and PNB Investors

10.23+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Bruce M. McWilliams

10.24+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Nicholas J. Colella

10.25+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Michael A. Forman

10.26+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Christopher M. Pickett

Exhibit Number	Exhibit Title

10.27+*	Employment Offer Letter, dated as of July 30, 2003, by and between registrant and R. Douglas Norby

10.28+*	Employment Offer Letter, dated as of February 13, 2002, by and between Tessera, Inc. and Kirk E. Flatow

10.29+*	Consulting Agreement, dated as of December 2, 1999, by and between Tessera, Inc. and Philip S. Dauber

10.30+*	Amendment to Consulting Agreement, dated as of November 8, 2001, by and between Tessera, Inc. and Philip S. Dauber

10.31+*	Amendment to Consulting Agreement, dated as of January 1, 2003, by and between Tessera, Inc. and Philip S. Dauber

10.32+*	Consulting Agreement, dated as of October 31, 2001, by and between Tessera, Inc. and Al S. Joseph

10.33†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

11.1	Statement re: Computation of Earnings per Share

21.1*	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

†	Confidential treatment has been granted as to certain portions of this agreement.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

**	Filed as Exhibit 10.24 to Tessera, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-45190), filed on September 5, 2000, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2004

TESSERA TECHNOLOGIES, INC.

By:	/s/ BRUCE M. MCWILLIAMS

Bruce M. McWilliams President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRUCE M. MCWILLIAMS Bruce M. McWilliams	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2004

/s/ R. DOUGLAS NORBY R. Douglas Norby	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 8, 2004

/s/ PATRICIA M. CLOHERTY Patricia M. Cloherty	Director	March 8, 2004

/s/ PHILIP S. DAUBER Philip S. Dauber	Director	March 8, 2004

/s/ BORJE EKHOLM Borje Ekholm	Director	March 8, 2004

/s/ JOHN B. GOODRICH John B. Goodrich	Director	March 8, 2004

/s/ D. JAMES GUZY D. James Guzy	Director	March 8, 2004

/s/ AL S. JOSEPH Al S. Joseph	Director	March 8, 2004

/s/ ROBERT A. YOUNG Robert A. Young	Director	March 8, 2004

EXHIBITS INDEX

Exhibit Number	Exhibit Title

3.1*	Restated Certificate of Incorporation

3.2*	Restated Bylaws

4.1*	Specimen Common Stock Certificate

4.2*	Registration Rights Agreement, dated as of January 31, 2003, by and among registrant and the stockholders party thereto

4.3*	Warrant to purchase 6,698 shares of Common Stock, issued on October 27, 1993 to Lerner, David, Littenberg, Krumholz & Mentlik

4.4*	Warrant to purchase 21,588 shares of Series C 10% Cumulative Convertible Preferred Stock, issued on May 5, 1999 to LINC Capital, Inc.

4.5*	Warrant to purchase 6,666 shares of Series E 10% Cumulative Convertible Preferred Stock, issued on December 15, 1999 to Transamerica Business Credit Corp.

4.6*	Form of warrants to purchase an aggregate of 251,987 shares of Common Stock, issued on February 4, 2000 and July 1, 2000.

10.1*	Form of Indemnification Agreement between registrant and each of its directors and executive officers

10.2*	1991 Stock Option Plan

10.3*	Amended and Restated 1996 Stock Plan

10.4*	1999 Stock Plan

10.5*	Amended and Restated 2003 Equity Incentive Plan

10.6*	2003 Employee Stock Purchase Plan

10.7†*	TCC Master License Agreement, dated as of July 7, 1994, by and between Tessera, Inc. and Hitachi, Ltd.

10.8†*	Addendum to TCC Master License Agreement, dated as of January 31, 1997, by and between Tessera, Inc. and Hitachi, Ltd.

10.9†*	Letter Amendment to TCC Master License Agreement, dated as of September 23, 2002, by and between Tessera, Inc. and Hitachi, Ltd.

10.10*	Letter Amendment to TCC Master License Agreement, dated as of February 18, 2003, by and between Tessera, Inc. and Hitachi, Ltd.

10.11†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation

10.12*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation

10.13†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.14†*	TCC License Agreement, dated as of May 17, 1997, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.15†*	First Addendum to Limited TCC License Agreement, dated as of November 4, 1998, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.16*	Second Addendum to TCC License Agreement, dated as of June 1, 2001, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.17†*	TCC Patent License Agreement, dated as of January 22, 2003, by and between Tessera, Inc. and Seiko Epson Corporation

Exhibit Number	Exhibit Title

10.18†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.19†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

10.20†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments Incorporated

10.21**	Lease, dated as of April 1, 1995, by and between Tessera, Inc. and PNB Investors

10.22*	Agreement to Exercise Option to Renew, dated as of April 1, 2000, by and between Tessera, Inc. and PNB Investors

10.23+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Bruce M. McWilliams

10.24+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Nicholas J. Colella

10.25+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Michael A. Forman

10.26+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Christopher M. Pickett

10.27+*	Employment Offer Letter, dated as of July 30, 2003, by and between registrant and R. Douglas Norby

10.28+*	Employment Offer Letter, dated as of February 13, 2002, by and between Tessera, Inc. and Kirk E. Flatow

10.29+*	Consulting Agreement, dated as of December 2, 1999, by and between Tessera, Inc. and Philip S. Dauber

10.30+*	Amendment to Consulting Agreement, dated as of November 8, 2001, by and between Tessera, Inc. and Philip S. Dauber

10.31+*	Amendment to Consulting Agreement, dated as of January 1, 2003, by and between Tessera, Inc. and Philip S. Dauber

10.32+*	Consulting Agreement, dated as of October 31, 2001, by and between Tessera, Inc. and Al S. Joseph

10.33†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

11.1	Statement re: Computation of Earnings per Share

21.1*	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

†	Confidential treatment has been granted as to certain portions of this agreement.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

**	Filed as Exhibit 10.24 to Tessera, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-45190), filed on September 5, 2000, and incorporated herein by reference.