Form 10-Q
period 2004-03-31
TESSERA TECHNOLOGIES INC
filed 2004-05-12
CIK 1261694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50460

TESSERA TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1620029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3099 Orchard Drive, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 894-0700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 6, 2004, 39,298,967 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$67,980	$64,379
Accounts receivable	3,613	2,540
Other current assets	1,226	1,335

Total current assets	72,819	68,254
Property and equipment, net	1,804	1,725
Other assets	218	102

Total assets	$74,841	$70,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,411	876
Accrued liabilities	3,043	3,014
Deferred revenue	82	202

Total current liabilities	4,536	4,092

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock: $0.001 par value; 54,666,666 shares authorized; 38,488,521 and 38,474,443 shares issued and outstanding	38	38
Additional paid-in capital	157,338	157,178
Deferred stock-based compensation	(96)	(153)
Accumulated deficit	(86,975)	(91,074)

Total stockholders’ equity	70,305	65,989

Total liabilities and stockholders’ equity	$74,841	$70,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Intellectual property revenues	$8,896	$6,547
Other intellectual property revenues	1,974	462
Service revenues	2,251	2,248

Total revenues	13,121	9,257

Operating expenses:
Cost of revenues (1)	1,850	1,385
Research and development (1)	2,221	1,793
Selling, general and administrative (1)	4,212	2,198
Stock-based compensation	125	233

Total operating expenses	8,408	5,609

Operating income	4,713	3,648
Other income, net:
Other	109	81

Total other income, net	109	81

Income before taxes	4,822	3,729
Provision for income taxes	723	520

Net income	4,099	3,209
Cumulative preferred stock dividends in arrears	—	(2,742)

Net income attributable to common stockholders	$4,099	$467

Basic and diluted net income per share attributable to common stockholders:
Net income per common share; basic	$0.11	$0.07

Net income per common share; diluted	$0.09	$0.06

Weighted average number of shares used in per share calculations; basic	38,465	6,872

Weighted average number of shares used in per share calculations; diluted	45,904	8,353

(1) Operating expense line item detail excludes stock-based compensation, as follows:
Cost of revenues	$—	$1
Research and development	31	81
Selling, general and administrative	94	151

Total	$125	$233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$4,099	$3,209
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	231	205
(Gain) loss on disposal of fixed assets	—	(11)
Stock-based compensation, net	125	233
Tax benefits from stock options	70	—
Unrealized (gain) loss and foreign translation	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	(1,073)	(746)
Other assets	(7)	(599)
Accounts payable	535	344
Accrued liabilities	29	61
Deferred revenue	(120)	451

Net cash provided by operating activities	3,889	3,134

Cash flows from investing activities:
Purchases of property and equipment	(310)	(681)
Proceeds from sale of fixed assets	—	13
(Purchases) sales of short-term investments, net	—	(1,811)

Net cash used in investing activities	(310)	(2,479)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants, net	22	—
Repurchase of common stock	—	(271)
Repurchase of preferred stock	—	(1,367)

Net cash provided by (used in) financing activities	22	(1,638)

Net increase (decrease) in cash and cash equivalents	3,601	(983)

Cash and cash equivalents at beginning of period	64,379	1,341

Cash and cash equivalents at end of period	$67,980	$358

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$—	$5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

(unaudited)

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

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2004 and 2003 and for the three months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2003 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a 4-week, 4-week, 5-week reporting period. The current three-month period ended on Sunday, March 28, 2004. For presentation purposes, the financial statement and notes have been presented as ending on the last day of the nearest calendar month.

Principles of consolidation

The consolidated financial statements include the accounts of Tessera Technologies, Inc. and its wholly owned subsidiary, Tessera, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As of March 31, 2004 and December 31, 2003, the Company invested primarily in money market funds and had no marketable short-term investments.

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

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues from continuing operations for the periods indicated:

	March 31, 2004	March 31, 2003
Customer
A	28%	28%
B	13%	—
C	—	11%

The Company’s accounts receivable are concentrated with three customers at March 31, 2004, representing 48%, 17% and 11% of aggregate gross receivables, and four customers at December 31, 2003, representing 32%, 14%, 13%, and 13% of aggregate gross receivables.

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Under the provisions of SAB No. 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed and determinable, and collectibility of the resulting receivable is reasonably assured.

Intellectual property revenues

Intellectual property revenues include revenues from license fees and from royalty payments. Licensees typically pay a non-refundable license fee. Revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price the Company charges for similar engineering services when they are sold separately. These revenues are reported as service revenues. Semiconductor manufacturers and assemblers pay on-going royalties on their shipment of semiconductors incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. As there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. In some cases, licensees pre-pay a portion of future royalty obligations. These amounts are deferred and recognized as future royalty obligations are reported by the licensee.

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

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, the Company’s technology license agreements typically provide for indemnification of customers for intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws, and applicable Delaware law. As of March 31, 2004, no such claims have been filed against the Company, and no liability has been accrued.

Stock-based compensation

The Company’s employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123 and EITF No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. The Company believes that the fair value of the stock options are more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is re-measured at each reporting date until a commitment date is reached, which is generally the vesting date. In connection with non-employee stock awards, the Company recorded compensation expense of $91,000 and $20,000 for the three months ended March 31, 2004 and 2003, respectively.

Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award, consistent with the method described in Financial Accounting Standards Board Interpretation No. (“FIN”) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinion No. 15 and 25.”

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value method as prescribed by SFAS No. 123. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model (in thousands except per share data):

	Three Months Ended March 31,
	2004	2003
Net income attributable to common stockholders – as reported	$4,099	$467
Plus: Stock-based employee compensation expense determined under APB 25, included in reported net income attributable to common stockholders, net of tax	34	212
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(438)	(464)

Net income attributable to common stockholders - as adjusted	$3,695	$215

Basic net income per common share:
As reported	$0.11	$0.07
As adjusted	$0.10	$0.03
Diluted net income per common share:
As reported	$0.09	$0.06
As adjusted	$0.08	$0.03

The weighted-average fair value, as defined by SFAS No. 123, options granted during the three months ended March 31, 2004 and 2003 were $9.68 and $0.20, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. Also, prior to the Initial Public Offering in 2003 (the “IPO”), the Company has used the minimum value method as prescribed by SFAS No. 123. The Company included an expected volatility factor in the Black-Scholes model only after the IPO. The following weighted average assumptions are used to estimate the fair value of stock option grants in the three month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Expected life (years)	5	5
Risk-free interest rate	3.0%	6.0%
Dividend yield	0.0%	0.0%
Expected volatility	72.9%	—

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2004 Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2004 was $7.58. The following weighted average assumptions are used in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended March 31,
	2004	2003
Expected life (years)	2	—
Risk-free interest rate	3.0%	—
Dividend yield	0.0%	—
Expected volatility	72.9%	—

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

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income from continuing operations	$4,099	$3,209
Less: Cumulative preferred stock dividends in arrears	—	(2,742)

Net income attributable to common stockholders	4,099	467
Effect of dilutive securities
Add: Cumulative preferred stock dividends in arrears	—	—

Net income attributable to common stockholders with assumed conversions	$4,099	$467

Denominator:
Weighted average common shares outstanding	38,481	6,874
Less: Unvested common shares subject to repurchase	(16)	(2)

Total shares, basic	38,465	6,872
Effect of dilutive securities
Add: Convertible preferred stock	—	—
Stock options and warrants	7,423	1,479
Unvested common shares subject to repurchase	16	2

Total shares, diluted	45,904	8,353

Net income per common share, basic	$0.11	$0.07

Net income per common share, diluted	$0.09	$0.06

The following outstanding mandatorily redeemable cumulative convertible preferred stock and warrants, common stock warrants, and common stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2004	2003
Mandatorily redeemable cumulative convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	25,018
Mandatorily redeemable cumulative convertible preferred stock warrants (assuming conversion, using appropriate conversion ratio, to common shares)	—	278
Common warrants	—	259
Common stock options	—	368

Recent accounting pronouncements

During December 2003, the SEC released SAB No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 updates portions of the interpretive guidance included in Topic 13 of staff accounting bulletin “Revenue Recognition” in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principle revisions relate to the deletion of interpretive material that is no longer necessary because of private sector development in U.S. generally accepted accounting principles. The revenue recognition principles of SAB No. 101, however, remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The Company’s adoption of SAB No. 104 did not have any effect on its financial position or results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company has evaluated the effect of adopting EITF 03-06 and does not believe that it will have any effect on its financial position or results of operations.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Trade	$1,485	$1,500
Other	2,128	1,040

	$3,613	$2,540

Property and equipment consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Furniture and equipment	$9,306	$8,786
Leasehold improvements	1,249	1,626

	10,555	10,412
Less: Accumulated depreciation and amortization	(8,751)	(8,687)

	$1,804	$1,725

Accrued liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Employee compensation and benefits	$1,029	$1,439
Legal fees	1,769	1,246
Other	245	329

	$3,043	$3,014

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred stock

In August 2003, the Company’s stockholders approved an amendment and restatement of its Restated Certificate of Incorporation. Under the Restated Certificate of Incorporation, the Company authorizes 10,000,000 shares of $0.001 par value preferred stock.

Stock Option Plans

The 1991 Plan

In November 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”). Under the 1991 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors, and consultants at an exercise price of no less than 85% of the fair value. Options granted under the 1991 Plan generally have a term of ten years from the date of grant and vest over a four year period. After December 1996, no further options were granted from this plan.

The 1996 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors, and consultants at an exercise price of no less than 85% of the fair value. Options granted under the 1996 Plan generally have a term of ten years from the date of grant and vest over a four year period. After February 1999, no further options were granted from this plan.

The 1999 Plan

In February 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), which was approved by the stockholders in May 1999. The terms of the 1999 Plan are similar to the terms of the 1996 Plan. After December 2002, no further options were granted under this plan.

The 2003 Plan

In February 2003, the Board of Directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. As of March 31, 2004, there were 2,500,486 shares reserved for grant under this plan.

Options to purchase 23,000 shares of common stock were granted to employees during the three months ended March 31, 2004. As of March 31, 2004, options to purchase 8,333,000 shares of common stock were outstanding.

Employee stock purchase plan

In August 2003, the Company adopted the ESPP, and the Company’s stockholders approved the plan in September 2003. The plan is designed to allow eligible employees and the eligible employees of participating subsidiaries to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

The Company initially reserved 200,000 shares of our common stock for issuance under the plan. The reserve will automatically increase on the first day of each fiscal year during the term of the plan by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the board of directors.

The plan will have a series of consecutive, overlapping 24-month offering periods. The first offering period commenced February 1, 2004, the effective date of the plan, as determined by the board of directors.

Individuals who own less than 5% of the Company’s voting stock and are scheduled to work more than 20 hours per week for more than five calendar months per year may join an offering period on the first day of the offering period or the beginning of any semi-annual purchase period within that period. Individuals who become eligible employees after the start date of an offering period may join the plan at the beginning of any subsequent semi-annual purchase period.

Participants may contribute up to 20% of their cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

If the fair market value per share of the Company’s common stock on any purchase date is less than the fair market value per share on the start date of the two-year offering period, then that offering period will automatically terminate, and a new 24-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.

In the event of a proposed sale of all or substantially all of the Company’s assets, or merger with or into another company, the outstanding rights under the plan will be assumed or an equivalent right substituted by the successor company or its parent or subsidiary. If the successor company or its parent refuses to assume the outstanding rights or substitute an equivalent right, then all outstanding purchase rights will automatically be exercised prior to the effective date of the transaction. The purchase price will be equal to 85% of the market value per share on the participant’s entry date into the offering period in which an acquisition occurs or, if lower, 85% of the fair market value per share on the date the purchase rights are exercised.

The plan will terminate no later than the tenth anniversary of the plan’s initial adoption by the board of directors.

NOTE 5 – INCOME TAXES

For the quarter ended March 31, 2004, the Company recorded a provision of $723,000 consisting of $96,000 of federal Alternative Minimum Tax (“AMT”) and foreign withholding tax of $627,000. For the quarter ended March 31, 2003, the Company recorded a provision of $520,000 consisting of $90,000 of AMT and foreign withholding tax of $430,000.

Tax benefits from stock options

During the quarter ended March 31, 2004, various employees exercised their fully-vested non-qualified stock options. The tax benefits from such employee stock option transactions reduced the Company’s income taxes currently payable for federal and state purposes. These benefits totaled $70,000 and were reflected as a credit to Stockholders’ Equity.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

On December 16, 2002, Samsung Electronics Company, Ltd. (“Samsung”) initiated a declaratory judgment action against the Company in the U.S. District Court for the Northern District of California seeking a declaratory judgment, alleging that: (1) it has not breached the license agreement it entered into with the Company in 1997 allegedly because its MWBGA, TBGA, FBGA, MCP and laminate PCB-based semiconductor chip packages are not covered by the license agreement and, therefore, it owes the Company no royalties for such packages; (2) the license agreement remains in effect because Samsung was not in breach for failing to pay royalties for such packages and, therefore, the Company’s termination of the license agreement was not effective; (3) its MWBGA, TBGA, FBGA, MCP and laminate PCB-based semiconductor chip packages do not infringe the Company’s U.S. Patents Nos. 5,852,326, 5,679,977, 6,433,419 and 6,465,893; and (4) these four Tessera patents are invalid and unenforceable. Samsung also seeks to recover its costs and attorney’s fees incurred in the action. Regarding the enforceability claim, Samsung has asserted that the Company is precluded from enforcing its patents on the grounds that: (1) the Company had a duty to disclose certain of its patents to JEDEC (a standards body); (2) the Company breached its duty of disclosure to JEDEC; and (3) as a result of the Company’s failure to disclose these patents, it may not allege in this lawsuit that they cover Samsung’s products. This proceeding is in its preliminary stages, and the Company cannot predict its outcome. An adverse decision in this proceeding could significantly harm our business.

On February 18, 2003, the Company filed an answer in which the Company denies Samsung’s allegations, including its allegations that any of the Company’s patents are invalid or unenforceable. The Company also filed a counterclaim in which the Company alleges that: (1) Samsung has breached the license agreement by, among other things, failing to pay the Company royalties for the use of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893, 5,950,304 and 6,133,627; (2) the Company’s termination of the 1997 license agreement was effective and the 1997 license agreement is terminated; and (3) Samsung and its U.S. subsidiaries Samsung Electronics America and Samsung Semiconductor, Inc. have infringed these six Tessera patents. The Company has denied Samsung’s enforceability allegations on several grounds, including that (1) the Company has satisfied the duty of disclosure to JEDEC as that duty has been defined by the Courts in other cases; and (2) Samsung expressly agreed in its 1997 license agreement with the Company to pay royalties for any of its products that are covered by the Company’s patents, which expressly precludes Samsung from arguing that it believed the Company’s patents are unenforceable against Samsung’s products. The Company further seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees and costs. The Company also seeks to enjoin Samsung and its U.S. subsidiaries from continuing to infringe these patents in the future. Samsung has continued to make payments under the Company’s license agreement and has responded by moving to dismiss the Company’s patent infringement counterclaims on the grounds that they are barred by existence of the 1997 license agreement. On August 11, 2003, the Court granted Samsung’s motion to dismiss the Company’s patent infringement counterclaims on the grounds that, pending the outcome of the current litigation, Samsung does not infringe because its activities are covered by the 1997 license agreement. The Company is proceeding against Samsung with a breach of contract action with the Company’s infringement contentions being a central element of the action. On November 12, 2003, the Court held a claim construction hearing at which the Company and Samsung each argued its interpretation of several claim terms of the patents at issue in the lawsuit. On January 8, 2004, the Court issued its Order Construing Disputed Claim and Terms.

Discovery is ongoing and the trial is currently set for November 1, 2004.

NOTE 7 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: developing and licensing of advanced packaging technologies.

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Three Months Ended March 31,
	2004	2003
United States	$7,709	$5,283
Japan	4,437	2,964
Korea	240	757
Taiwan	50	229
Singapore	622	—
Other	63	24

	$13,121	$9,257

NOTE 8 – RELATED PARTY TRANSACTIONS

On June 1, 2001, a member of the Company’s Board of Directors was engaged by the Company as a consultant to provide business development and strategic planning advice and assistance relating to government research and development contracts and semiconductor and wireless opportunities. In lieu of receiving any cash compensation for his consulting services, the Director was granted an option to purchase 324,000 shares of the Company’s common stock at an exercise price of $2.10 per share. These options vest over a period of three years. At each reporting date, the Company revalues the stock-based compensation expenses related to the unvested options using the Black-Scholes option-pricing model. At March 31, 2004, the fair value of the unvested options was estimated to be $25,000. The Company has recognized $91,000 in non-employee compensation expenses for the three months ended March 31, 2004, of which $68,000 is related to these options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2003, found in our Annual Report on Form 10-K filed on March 8, 2004.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, (2) our gross profit and factors that affect gross profit, (3) our level of operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers, and (7) the commercial success of our products.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) our ability to protect and enforce our intellectual property rights, (2) costly legal proceedings that we may have to undertake to enforce or protect our intellectual property rights, (3) our inability to control risks that are inherent in a royalty-based business model, and (4) our ability to create and implement new designs to expand our licensable technology portfolio. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Tessera disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Sources of Revenue

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia, and these revenues accounted for 41.2% of our total revenues in the three months ended March 31, 2004. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three months ended March 31, 2003, Seiko Epson and Texas Instruments each accounted for over 10% of total revenues. For the three months ended March 31, 2004, Intel and Texas Instruments each accounted for over 10% of total revenues.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three-month period ended March 31, 2004 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2003. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended March 31,
	2004	2003
Revenues:
License
Intellectual property revenues	67.8%	70.7%
Other intellectual property revenues	15.0	5.0
Service revenues	17.2	24.3

Total revenues	100.0	100.0

Operating expenses:
Cost of revenues	14.1	15.0
Research and development	16.9	19.4
Selling, general and administrative	32.1	23.7
Stock-based compensation	1.0	2.5

Total operating expenses	64.1	60.6

Operating income	35.9	39.4
Interest and other income, net	0.8	0.9

Income before taxes	36.8	40.3
Benefit (provision) for income taxes	(5.5)	(5.6)

Net income	31.2%	34.7%

Three Months Ended March 31, 2004 and 2003

Total revenue

Revenues for the three months ended March 31, 2004 were $13.1 million compared with $9.3 million for the three months ended March 31, 2003, an increase of $3.9 million, or 41.7%. This overall increase is primarily due to the increase to total intellectual property revenues.

Intellectual property revenues for the three months ended March 31, 2004 were $8.9 million compared to $6.5 million for the three months ended March 31, 2004. This consisted of an increase of $1.4 million from new customers and $900,000 from existing customers, for a total increase of $2.3 million or 35.9%. This increase is attributable to the signing of a new licensee, amending an old license with an existing licensee and an increase in royalties reported by new and existing customers.

Other intellectual property revenues for the three months ended March 31, 2004 increased by $1.5 million or 327.6% due to the resolution of negotiations with five customers, totaling $2.0 million. These resolutions were greater than the aggregate amounts negotiated with two customers in the three months ended March 31, 2003 which totaled approximately $500,000.

Service revenue for the three months ended March 31, 2004 of $2.3 million was relatively unchanged from the three months ended March 31, 2003.

Cost and expenses

Cost of Revenues

Cost of revenues primarily relates to service revenue as the cost of revenues associated with intellectual property revenues is de minimis. Cost of revenue as a percentage of total revenue will vary based on the service revenue component of total revenue.

Cost of revenues for the three months ended March 31, 2004 increased to $1.9 million, or 14.1% of revenues, from $1.4 million, or 15.0% of revenues, for the three months ended March 31, 2003. The majority of this increase in the three months ended March 31, 2004 was attributable to the allocation of more personnel to service-related projects and an increase in the number of these projects. Increased materials and subcontractor costs related to service-related projects also accounted for part of the increase in cost of revenues.

Research and Development

Research and development expenses for the three months ended March 31, 2004 increased to $2.2 million, or 16.9% of revenues from $1.8 million, or 19.8% of revenues, for the three months ended March 31, 2003. This increase in expenses was due in part to the allocation of more personnel to accommodate and support our expanding research and development and in part to increased materials and subcontractor costs.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, therefore we expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2004 increased to $4.2 million, or 32.1% of revenues, from $2.2 million, or 23.7% of revenues for the three months ended March 31, 2003. The increase is attributable to costs of being a public company and our ongoing litigation with Samsung. Total litigation expenses were $1.2 million for the three months ended March 31, 2004 compared to $229,000 for the three months ended March 31, 2003. We expect to continue to incur litigation expenses related to the Samsung legal proceeding in upcoming quarters. For the three months ended March 31, 2004 selling, general and administrative expenses included $550,000 of professional charges for the Company’s secondary public offering that closed on March 31, 2004.

Excluding litigation expenses, we expect that as a percentage of revenues, our selling and general and administrative expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation with Samsung and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation

Stock-based compensation decreased to $125,000 for the three months ended March 31, 2004 compared to $233,000 for three months ended March 31, 2003. Compensation expenses of $91,000 and $20,000 for the three months ended March 31, 2004 and 2003 respectively were directly related to stock options granted to non-employees. The decrease is due to lower amortization of deferred compensation related to issuance of stock options in 1996 through 2003.

In connection with the grant of stock options from 1996 through 2003, we recorded an aggregate of $29.9 million in deferred stock-based compensation within stockholders’ equity, due to the difference between the exercise price and the estimated fair value of common stock on the date of grant. The compensation expense is amortized over the vesting period of generally four years. As of March 31, 2004, we had an aggregate of $96,000 of deferred stock-based compensation remaining to be amortized.

Interest and Other Income, Net

Interest and other income, net was $109,000 for the three months ended March 31, 2004 compared to $81,000 for the three months ended March 31, 2003. The increase is directly related to income earned on higher cash balances as a result of the proceeds from the Company’s initial public offering in November 2003.

Provision for Income Taxes

The income tax provision of $723,000 and $520,000 for the three months ended March 31, 2004 and 2003, respectively, was comprised of the alternative minimum tax and foreign withholding tax. For the year ended December 31, 2003 we recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and, more recently, through cash generated from operations. At March 31, 2004 we had $68.0 million in cash and cash equivalents.

Net cash provided by operating activities for the three months ended March 31, 2004 of $3.9 million was primarily attributable to net income of $4.1 million, non-cash expenses primarily consisting of depreciation and amortization of deferred stock-based compensation of $426,000, an increase in accounts payable of $535,000 and an increase in accrued liabilities of $30,000. This was partially off-set by an increase in accounts receivable of $1.1 million, an increase in prepaid and other current assets of $9,000 and a decrease in deferred revenue of $120,000.

Net cash provided by operating activities for the three months ended March 31, 2003 was primarily attributable to net income of $3.2 million, non-cash expenses primarily consisting of depreciation and amortization of deferred stock-based compensation of $414,000 an increase in accounts payable of $344,000, an increase in accrued liabilities of $61,000, and an increase in deferred revenue of $451,000. This was partially off-set by increase of accounts receivable of $746,000 and an increase in prepaid and other current assets of $599,000. Increases in accounts payable for 2004 and 2003 were attributable to increased purchases of materials and supplies to accommodate our increases in service related-projects and expanded research and development activities. The increase of $451,000 in deferred revenue in 2004 is related to receipt of payment by a customer upon resolution of negotiations for royalties not yet earned. Increases in accounts receivable for 2004 and 2003 were attributable to the timing of receipts from customers and amounts earned under our license and resolution of negotiations agreements. The $599,000 increase in prepaid and other current assets in 2004 was primarily due to the purchase of software components for internal use that required development before utilization.

Net cash used in investing activities in the three months ended March 31, 2004 of $310,000 was attributable to the purchase of property and equipment. Net cash used in investing activities in the three months ended March 31, 2003 of $2.5 million was primarily attributable to purchases of short-term marketable securities of $1.8 million and purchases of property and equipment of $681,000.

Net cash provided by financing activities in the three months ended March 31, 2004 of $22,000 was attributable to proceeds for exercise of stock options. Net cash used in financing activities in the three months ended March 31, 2003 of $1.6 million was attributable to the repurchase of preferred stock and common stock.

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

Contractual Cash Obligations

As of March 31, 2004 the following sets forth our minimum commitments under operating leases, most of which results from a facilities lease:

Year Ended December 31,	Amount
(in thousands)
Remainder of 2004	$406
2005	141
2006	7

Total minimum lease commitments	$554

Our principal administrative, sales, marketing and research and development facilities occupy approximately 51,000 square feet in one building in San Jose, California, under a lease that expires on March 31, 2005. We believe our existing facilities are adequate for our current needs.

Recent Accounting Pronouncements

During December 2003, the SEC released SAB No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 updates portions of the interpretive guidance included in Topic 13 of staff accounting bulletin “Revenue Recognition” in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principle revisions relate to the deletion of interpretive material that is no longer necessary because of private sector development in U.S. generally accepted accounting principles. The revenue recognition principles of SAB No. 101, however, remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The Company’s adoption of SAB No. 104 did not have any effect on its financial position or results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company has evaluated the effect of adopting EITF 03-06 and does not believe that it will have any effect on its financial position or results of operations.

Risk Factors

We expect our quarterly operating results to fluctuate and these fluctuations may cause our stock price to be volatile and decline.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. We have had positive net income only since the fourth quarter of 2001. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this report and the following:

•	the timing of new license or service agreement, and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	the amount of our service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our failure to protect or enforce our intellectual property rights;

•	legal proceedings affecting our patents or patent applications;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate – digital signal processor, or DSP, semiconductors, application specific integrated circuits, or ASIC semiconductors, and memory;

•	changes in accounting principles or policies, including an election by us, or a requirement to treat stock option grants as an operating expense; and

•	cyclical fluctuations in semiconductor markets generally.

It is difficult to predict when we will enter into license agreements. The time it takes to establish a new licensing arrangement can be lengthy. Delays or deferrals in the execution of license agreements may also increase as we develop new technologies. Because we generally recognize a significant portion of license fee revenues in the quarter that the license is signed, the timing of signing license agreements may significantly impact our quarterly or annual operating results. Under our typical license agreements, we also receive ongoing royalty payments, and these may fluctuate significantly from period to period based on sales of products incorporating our licensed technology. We expect to expand our business rapidly which will require us to increase our operating expenses. We may not be able to increase revenues in an amount sufficient to offset these increased expenditures, which may lead to a loss for a quarterly period.

Due to fluctuations in our quarterly operating results and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors our stock price could decline. In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. Technology companies have experienced greater than average stock price volatility than companies in many other industries in recent years and, as a result, have, on average, been subject to a greater number of securities class action claims. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. If any of these key patents are invalidated, or if a court limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting loss in license fees and royalties could significantly harm our business. Moreover, our stock price may fluctuate based on developments in the course of ongoing litigation, including our litigation with Samsung Electronics Co. Ltd. described below and elsewhere in this quarterly report.

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

We may become involved in a dispute relating to our intellectual property or our contracts, which could include or be with a licensee, potential licensee or strategic partner. Our pending litigation with Samsung, as described above, is an example. Any such dispute could cause the licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the company on both business and technical levels. Any litigation stemming from such a dispute could be very expensive and may cause us to cease being profitable. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation. We are unaware of any material harm or delay that the pending Samsung litigation has caused in our relationships with other licensees or potential customers. However, we believe that our previously-settled litigations with Sharp Corporation and Texas Instruments encouraged some potential licensees to postpone their licensing decisions until those litigations were settled.

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

We receive a significant amount of our revenues from a limited number of customers. In the three months ended March 31, 2004 revenues from our top customer, Texas Instruments, accounted for 28.0% of our total revenues. We expect that a significant portion of our revenues will continue to come from a few customers for the foreseeable future. If we lose any of these customers, or if our revenues from them decline, our revenues may decrease substantially.

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

We derive a significant portion of our revenues from licensees headquartered outside the United States, principally in Asia, and these revenues accounted for 41.2% of our total revenues in the three months ended March 31, 2004. International operations are subject to a number of risks, including the following:

•	international terrorism and anti-American sentiment, particularly in the emerging markets;

•	laws and business practices favoring local companies;

•	withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties; and

•	less effective protection of intellectual property than is afforded to us in the United States or other developed countries.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Samsung Electronics Co. Ltd. v. Tessera, Inc., Civ. No. 02-05837 CW (N.D. Cal.)

On December 16, 2002, Samsung initiated a declaratory judgment action against us in the U.S. District Court for the Northern District of California seeking a declaratory judgment, alleging that: (1) it has not breached the license agreement it entered into with us in 1997 allegedly because its MWBGA, TBGA, FBGA, MCP and laminate PCB-based semiconductor chip packages are not covered by the license agreement and, therefore, it owes us no royalties for such packages; (2) the license agreement remains in effect because Samsung was not in breach for failing to pay royalties for such packages and, therefore, our termination of the license agreement was not effective; (3) its MWBGA, TBGA, FBGA, MCP and laminate PCB-based semiconductor chip packages do not infringe our U.S. Patents Nos. 5,852,326, 5,679,977, 6,433,419 and 6,465,893; and (4) these four Tessera patents are invalid and unenforceable. Samsung also seeks to recover its costs and attorney’s fees incurred in the action. Regarding the unenforceability claim, Samsung has asserted that we are precluded from enforcing our patents on the grounds that: (1) we had a duty to disclose certain of our patents to JEDEC (a standards body); (2) we breached our duty of disclosure to JEDEC; and (3) as a result of our failure to disclose these patents, we may not allege in this lawsuit that they cover Samsung’s products.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Between January 1, 2004 and March 31, 2004, we granted options to purchase 23,000 shares of common stock to employees, officers, directors and consultants under our Amended and Restated 2003 Equity Incentive Plan at an exercise price of $19.16 per share. These transactions were effected under Rule 701.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Title
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

The following reports on Form 8-K were furnished during the quarter ended March 31, 2004:

January 26, 2004: Item 5. Other events and Required FD Disclosure. Item 7. Financial Statements and Exhibits. Press release: Technology License Agreement.

January 27, 2004: Item 7. Financial Statements and Exhibits. Press Release: Fourth Quarter and Fiscal Year-End Results. Item 12. Results of Operations and Financial Condition.

March 9, 2004: Item 7. Financial Statements and Exhibits. Press Release: Filing of a Registration Statement on Form S-1. Press Release: Financial Guidance for First Quarter and Full Year 2004. Item 9. Regulation FD Disclosure.

March 26, 2004: Item 7. Financial Statements and Exhibits. Press Release: Pricing of Follow-on Offering. Item 9. Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2004

Tessera Technologies, Inc.

By:	/s/ R. Douglas Norby
R. Douglas Norby Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer