Form 10-Q
period 2004-06-30
TESSERA TECHNOLOGIES INC
filed 2004-08-11
CIK 1261694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 9, 2004, 40,378,406 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$76,286	$64,379
Accounts receivable	8,129	2,540
Other current assets	2,123	1,335

Total current assets	86,538	68,254
Property and equipment, net	1,841	1,725
Other assets	123	102

Total assets	$88,502	$70,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,051	$876
Accrued liabilities	5,115	3,014
Deferred revenue	48	202

Total current liabilities	6,214	4,092

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock: $0.001 par value; 54,666,666 shares authorized; 39,961,578 and 38,474,443 shares issued and outstanding	40	38
Additional paid-in capital	160,627	157,178
Deferred stock-based compensation	(66)	(153)
Accumulated deficit	(78,313)	(91,074)

Total stockholders’ equity	82,288	65,989

Total liabilities and stockholders’ equity	$88,502	$70,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Intellectual property revenues	$8,136	$5,503	$17,032	$12,050
Other intellectual property revenues	6,606	414	8,580	876
Service revenues	2,904	2,266	5,155	4,514

Total revenues	17,646	8,183	30,767	17,440

Operating expenses:
Cost of revenues (1)	2,037	1,657	3,887	3,042
Research and development (1)	1,855	1,911	4,076	3,704
Selling, general and administrative (1)	4,667	2,688	8,879	4,886
Stock-based compensation	61	163	186	396

Total operating expenses	8,620	6,419	17,028	12,028

Operating income	9,026	1,764	13,739	5,412
Other income, net	133	52	242	133

Income before taxes	9,159	1,816	13,981	5,545
Provision for income taxes	497	371	1,220	891

Net income	8,662	1,445	12,761	4,654
Cumulative preferred stock dividends in arrears	—	(3,445)	—	(6,187)

Net income (loss) attributable to common stockholders	$8,662	$(2,000)	$12,761	$(1,533)

Basic and diluted net income per share attributable to common stockholders:
Net income (loss) per common share; basic	$0.22	$(0.29)	$0.33	$(0.22)

Net income (loss) per common share; diluted	$0.19	$(0.29)	$0.28	$(0.22)

Weighted average number of shares used in per share calculations; basic	39,446	6,828	38,979	6,845

Weighted average number of shares used in per share calculations; diluted	46,472	6,828	46,046	6,845

(1) Operating expense line item detail excludes stock-based compensation, as follows:
Cost of revenues	$—	$—	$—	$1
Research and development	16	69	47	150
Selling, general and administrative	45	94	139	245

Total	$61	$163	$186	$396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$12,761	$4,654
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	492	422
Gain on disposal of fixed assets	—	(5)
Stock-based compensation, net	186	396
Tax benefits from stock options	70	—
Unrealized gain and foreign translation	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	(5,589)	(815)
Other assets	(809)	(27)
Accounts payable	175	101
Accrued liabilities	2,101	590
Deferred revenue	(154)	562

Net cash provided by operating activities	9,233	5,865

Cash flows from investing activities:
Purchases of property and equipment	(608)	(940)
Proceeds from sale of fixed assets	—	12
Purchases of short-term investments, net	—	(3,482)

Net cash used in investing activities	(608)	(4,410)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants, net	3,282	26
Repurchase of common stock	—	(271)
Repurchase of preferred stock	—	(1,445)

Net cash provided by (used in) financing activities	3,282	(1,690)

Net increase (decrease) in cash and cash equivalents	11,907	(235)
Cash and cash equivalents at beginning of period	64,379	1,341

Cash and cash equivalents at end of period	$76,286	$1,106

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$—	$(60)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

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

The Company completed its initial public offering (“IPO”) of common stock in November 2003. In the IPO, the Company sold an aggregate of 3,000,000 shares of common stock. The underwriters of the Company’s IPO exercised their over-allotment option to purchase an additional 58,573 shares of common stock from the Company. Net proceeds from the IPO and the exercise of over-allotment option aggregated approximately, $34,590,000.

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2004 and 2003 and for the three and six months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2003 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a 4-week, 4-week, 5-week reporting period. The current three-month period ended on Sunday, June 27, 2004. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

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

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Customer
Texas Instruments, Inc	19%	31%	23%	29%
Intel Corporation	21%	—	18%	—
NEC Electronics Corporation	25%	—	14%	—
University of Alaska	—	13%	—	11%

The Company’s accounts receivable are concentrated with two customers at June 30, 2004, representing 63%, and 15% of aggregate gross receivables, and four customers at December 31, 2003, representing 32%, 14%, 13%, and 13% of aggregate gross receivables.

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

Other intellectual property revenues

Other intellectual property revenues are royalty payments received through license negotiations or the resolution of patent disputes. Such negotiations arise when it comes to the Company’s attention that a third party is infringing on patents or a current licensee is not paying to the Company royalties to which it is entitled. Other intellectual property revenues represent the portion of royalty payments received through such license negotiations or resolution of patent disputes that relates to previous periods and are based on historical production volumes.

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

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, some of the Company’s technology license agreements provide certain types of indemnification for customers regarding intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws, and applicable Delaware law. As of June 30, 2004, no such claims have been filed against the Company, and no liability has been accrued.

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

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123 and EITF No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. The Company believes that the fair value of the stock options are more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is re-measured at each reporting date until a commitment date is reached, which is generally the vesting date. In connection with non-employee stock awards, the Company recorded compensation expense of $48,000 and $139,000 for the three and six months ended June 30, 2004, and $23,000 and $43,000 for the three and six months ended June 30, 2003, respectively.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value method as prescribed by SFAS No. 123. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income attributable to common stockholders - as reported	$8,662	$(2,000)	$12,761	$(1,533)
Plus: Stock-based employee compensation expense determined under APB 25, included in reported net income attributable to common stockholders, net of tax	13	140	48	352
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(2,287)	(257)	(2,885)	(721)

Net income attributable to common stockholders - as adjusted	$6,388	$(2,117)	$9,924	$(1,902)

Basic net income per common share:
As reported	$0.22	$(0.29)	$0.33	$(0.22)
As adjusted	$0.16	$(0.31)	$0.25	$(0.28)
Diluted net income per common share:
As reported	$0.19	$(0.29)	$0.28	$(0.22)
As adjusted	$0.14	$(0.31)	$0.22	$(0.28)

The weighted-average fair value, as defined by SFAS No. 123, options granted during the three and six months ended June 30, 2004 were $10.42 and $10.44, and during the three and six months ended June 30,2003 were $2.72 and $1.00, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. Also, prior to the Initial Public Offering in 2003 (the “IPO”), the Company has used the minimum value method as prescribed by SFAS No. 123. The Company included an expected volatility factor in the Black-Scholes model only after the IPO. The following weighted average assumptions are used to estimate the fair value of stock option grants in the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected life (years)	5	5	5	5
Risk-free interest rate	3.4%	2.9%	3.2%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	69.1%	—	69.2%	—

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2004 Employee Stock Purchase Plan (“ESPP”) during the three and six months ended June 30, 2004 was $7.37. The following weighted average assumptions are used in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected life (years)	2	—	2	—
Risk-free interest rate	3.4%	—	3.2%	—
Dividend yield	0.0%	—	0.0%	—
Expected volatility	69.1%	—	69.2%	—

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

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income from continuing operations	$8,662	$1,445	$12,761	$4,654
Less: Cumulative preferred stock dividends in arrears	—	(3,445)	—	(6,187)

Net income attributable to common stockholders	$8,662	$(2,000)	$12,761	$(1,533)

Denominator:
Weighted average common shares outstanding	39,460	6,830	38,994	6,847
Less: Unvested common shares subject to repurchase	(14)	(2)	(15)	(2)

Total shares; basic	39,446	6,828	38,979	6,845
Effect of dilutive securities
Add:
Stock options and warrants	7,012	—	7,052	—
Unvested common shares subject to repurchase	14	—	15	—

Total shares; diluted	46,472	6,828	46,046	6,845

Net income per common share; basic	$0.22	$(0.29)	$0.33	$(0.22)

Net income per common share; diluted	$0.19	$(0.29)	$0.28	$(0.22)

The following outstanding mandatorily redeemable cumulative convertible preferred stock and warrants, common stock warrants, and common stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Mandatorily redeemable cumulative convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	25,036	—	25,036
Mandatorily redeemable cumulative convertible preferred stock warrants (assuming conversion, using apropriate conversion ratio, to common shares)	—	104	—	104
Common warrants	—	259	—	259
Common stock options	—	8,512	—	8,512

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Trade	$7,015	$1,500
Other	1,114	1,040

	$8,129	$2,540

Property and equipment consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Furniture and equipment	$9,605	$8,786
Leasehold improvements	1,248	1,626

	10,853	10,412
Less: Accumulated depreciation and amortization	(9,012)	(8,687)

	$1,841	$1,725

Accrued liabilities consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Employee compensation and benefits	$1,365	$1,439
Legal Fees	2,109	1,246
Other	1,641	329

	$5,115	$3,014

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock Option Plans

The 1991 Plan

In November 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”). Under the 1991 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. Options granted under the 1991 Plan generally have a term of ten years from the date of grant and vest over a four-year period. After December 1996, no further options were granted from this plan.

The 1996 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. Options granted under the 1996 Plan generally have a term of ten years from the date of grant and vest over a four-year period. After February 1999, no further options were granted from this plan.

The 1999 Plan

In February 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), which was approved by the stockholders in May 1999. The terms of the 1999 Plan are similar to the terms of the 1996 Plan. After December 2002, no further options were granted under this plan.

The 2003 Plan

In February 2003, the Board of Directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. As of June 30, 2004, there were 2,255,000 shares reserved for grant under this plan.

Options to purchase 1,282,000 shares of common stock were granted to employees during the six months ended June 30, 2004. As of June 30, 2004, options to purchase 8,248,000 shares of common stock were outstanding.

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

NOTE 5 – INCOME TAXES

For the three and six months ended June 30, 2004, the Company recorded a provision of $497,000 and $1,220,000 consisting of $184,000 and $280,000 of federal Alternative Minimum Tax (“AMT”) and foreign withholding tax of $313,000 and $940,000. For the three and six months ended June 30, 2003, the Company recorded a provision of $371,000 and $891,000 consisting of $44,000 and $134,000 of AMT and foreign withholding tax of $327,000 and $757,000.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

On December 16, 2002, Samsung Electronics Company, Ltd. (“Samsung”) initiated a declaratory judgment action against the Company in the U.S. District Court for the Northern District of California seeking a declaratory judgment, alleging that: (1) it has not breached the license agreement it entered into with the Company in 1997 allegedly because its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages are not covered by the license agreement and, therefore, it owes the Company no royalties for such packages; (2) the license agreement remains in effect because Samsung was not in breach for failing to pay royalties for such packages and, therefore, the Company’s termination of the license agreement was not effective; (3) its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages do not infringe the Company’s U.S. Patents Nos. 5,852,326, 5,679,977, 6,433,419 and 6,465,893; and (4) these four Tessera patents are invalid and unenforceable. Samsung also seeks to recover its costs and attorney’s fees incurred in the action. Regarding the enforceability claim, Samsung has asserted that the Company is precluded from enforcing its patents on the grounds that: (1) the Company had a duty to disclose certain of its patents to JEDEC (a standards body); (2) the Company breached its duty of disclosure to JEDEC; and (3) as a result of the Company’s failure to disclose these patents, it may not allege in this lawsuit that they cover Samsung’s products. Samsung has also contended that the Tessera patents are unenforceable because of alleged “inequitable conduct” by Tessera before the United States Patent and Trademark Office during the prosecution of the patents in suit or related patent applications. This proceeding is in its preliminary stages, and the Company cannot predict its outcome. An adverse decision in this proceeding could significantly harm our business.

On February 18, 2003, the Company filed an answer in which the Company denies Samsung’s allegations, including its allegations that the Company’s patents are invalid or unenforceable. The Company also filed a counterclaim in which the Company alleges that: (1) Samsung has breached the license agreement by, among other things, failing to pay the Company royalties for the use of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893, 5,950,304 and 6,133,627; (2) the Company’s termination of the 1997 license agreement was effective and the 1997 license agreement is terminated; and (3) Samsung and its U.S. subsidiaries Samsung Electronics America and Samsung Semiconductor, Inc. have infringed these six Tessera patents. The Company has denied Samsung’s enforceability allegations on several grounds, including that (1) the Company has satisfied the duty of disclosure to JEDEC as that duty has been defined by the Courts in other cases; and (2) Samsung expressly agreed in its 1997 license agreement with the Company to pay royalties for any of its products that are covered by the Company’s patents, which expressly precludes Samsung from arguing that it believed the Company’s patents are unenforceable against Samsung’s products. The Company further seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees and costs. The Company also seeks to enjoin Samsung and its U.S. subsidiaries from continuing to infringe these patents in the future. Samsung has continued to make payments under the Company’s license agreement and has responded by moving to dismiss the Company’s patent infringement counterclaims on the grounds that they are barred by existence of the 1997 license agreement. On August 11, 2003, the Court granted Samsung’s motion to dismiss the Company’s patent infringement counterclaims on the grounds that, pending the outcome of the current litigation, Samsung does not infringe because its activities are covered by the 1997 license agreement. The Company is proceeding against Samsung with a breach of contract action with the Company’s infringement contentions being a central element of the action. On March 30, 2004, and then on July 16, 2004, Tessera notified Samsung that Tessera was terminating the 1997 license agreement in view of Samsung’s material breach thereof. Each notice of termination was based on a different alleged breach. Samsung disputes that either termination was proper and contends that the 1997 license agreement remains in full force and effect. Until the issue of whether the 1997 license agreement has been terminated is resolved, Tessera has refused to accept further royalty payments from Samsung for the period after March 30, 2004.

On November 12, 2003, the Court held a claim construction hearing at which the Company and Samsung each argued its interpretation of several claim terms of the patents at issue in the lawsuit. On January 8, 2004, the Court issued its Order Construing Disputed Claim and Terms.

On July 15, 2004, Samsung made a $6,000,000 one-time payment relating to production prior to the end of March 2004 of its TBGA and TBGA-MCP packages involved in this dispute. This amount will be recognized as other intellectual property revenues in the quarter ending September 30, 2004. This payment does not resolve all of the issues between the parties with respect to the TBGA packages and does not resolve any of the issues between the parties with respect to the other package families at issue.

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

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$9,824	$4,996	$17,533	$10,270
Japan	7,029	2,606	11,465	5,578
Korea	258	395	498	1,152
Singapore	51	—	673	—
Taiwan	247	6	297	235
Other	237	180	301	205

	$17,646	$8,183	$30,767	$17,440

NOTE 8 – RELATED PARTY TRANSACTIONS

On June 1, 2001, a member of the Company’s Board of Directors was engaged by the Company as a consultant to provide business development and strategic planning advice and assistance relating to government research and development contracts and semiconductor and wireless opportunities. In lieu of receiving any cash compensation for his consulting services, the Director was granted an option to purchase 324,000 shares of the Company’s common stock at an exercise price of $2.10 per share. This director’s term expired on May 20, 2004, and he did not stand for re-election. These options vest over a period of three years. At each reporting date, the Company revalues the stock-based compensation expenses related to the unvested options using the Black-Scholes option-pricing model. At June 30, 2004, there were no remaining unvested options. The Company has recognized $47,000 and $138,000 in non-employee compensation expenses for the three and six months ended June 30, 2004, of which $25,000 is related to these options.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia. For the three and six months ended June 30, 2004 these revenues accounted for 43% and 42% of our total revenues, respectively. In the three and six months ended June 30, 2003 these revenues accounted for 37% and 40% of our total revenues, respectively. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three and six months ended June 30, 2004, Texas Instruments, Intel Corporation and NEC Electronics each accounted for over 10% of total revenues. For the three and six months ended June 30, 2003, Texas Instruments and University of Alaska each accounted for over 10% of total revenues.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three-month period ended June 30, 2004 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2003. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License
Intellectual property revenues	46.1%	67.2%	55.4%	69.1%
Other intellectual property revenues	37.4	5.1	27.9	5.0
Service revenues	16.5	27.7	16.7	25.9

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	11.5	20.2	12.6	17.4
Research and development	10.5	23.4	13.2	21.3
Selling, general and administrative	26.5	32.8	28.9	28.0
Stock-based compensation	0.4	2.0	0.6	2.3

Total operating expenses	48.9	78.4	55.3	69.0

Operating income	51.1	21.6	44.7	31.0
Other income, net	0.8	0.6	0.8	0.8

Income before taxes	51.9	22.2	45.5	31.8
Provision for income taxes	2.8	4.5	4.0	5.1

Net income	49.1%	17.7%	41.5%	26.7%

Three and Six Months Ended June 30, 2004 and 2003

Total revenue

Revenues for the three months ended June 30, 2004 were $17.6 million compared with $8.2 million for the three months ended June 30, 2003, an increase of $9.5 million, or 115.6%. Revenues for the six months ended June 30, 2004 were $30.8 million compared with $17.4 million for the six months ended June 30, 2003. The overall increase for both the three months and six months ended June 30, 2004 and 2003 is primarily due to the increase to total intellectual property revenues.

Intellectual property revenues for the three months ended June 30, 2004 were $8.1 million compared to $5.5 million for the three months ended June 30, 2003. This consisted of an increase of $879,000 from new customers and $1.7 million from existing customers, for a total increase of $2.6 million or 47.8%. This increase is attributable to the signing of a new licensee and an increase in royalties reported by new and existing customers. Intellectual property revenues for the six months ended June 30, 2004 were $17.0 million compared to $12.1 million for the six months ended June 30, 2003. This consisted of an increase of $2.3 million from new customers and $2.7 million from existing customers, for a total increase of $5.0 million or 41.3%. This increase is attributable to the signing of two new licensees and an increase in royalties reported by new and existing customers.

Other intellectual property revenues for the three months ended June 30, 2004 increased by $6.2 million or 1,495.7% primarily due to the resolution of negotiations with four customers, totaling $6.6 million. These resolutions were greater than the aggregate amount negotiated with one customer in the three months ended June 30, 2003 which totaled to approximately $400,000. Other intellectual property revenues for the six months ended June 30, 2004 increased by $7.7 million or 879.5% due to the resolution of negotiations with six customers, totaling $8.6 million. These resolutions were greater than the aggregate amount negotiated with three customers in the six months ended June 30, 2003 which totaled to approximately $876,000.

Service revenue for the three months ended June 30, 2004 was $2.9 million as compared to $2.3 million for the three months ended June 30, 2003, an increase of $638,000 or 28.2%. Service revenue for the six months ended June 30, 2004 was $5.2 million as compared to $4.5 million for the six months ended June 30, 2003, an increase of $641,000 or 14.2%. These increases are directly related to an increase in the number of government related contracts.

Cost and expenses

Cost of Revenues

Cost of revenues primarily relates to service revenue as the cost of revenues associated with intellectual property revenues is de minimis. Cost of revenue as a percentage of total revenue will vary based on the service revenue component of total revenue.

Cost of revenues for the three months ended June 30, 2004 increased by $380,000 or 22.9% to $2.0 million as compared to $1.7 million for the three months ended June 30, 2003. Cost of revenues for the six months ended June 30, 2004 increased by $845,000 or 27.8% to $3.9 million as compared to $3.0 million for the six months ended June 30, 2003. The majority of the increase was attributable to the number of service related projects. Increased materials and subcontractor costs related to service-related projects also accounted for part of the increases in cost of revenues.

Research and Development

Research and development expenses for the three months ended June 30, 2004 of $1.9 million were relatively unchanged from the three months ended June 30, 2003. Research and development expenses for the six months ended June 30, 2004 were $4.1 million as compared to $3.7 million for the six months ended June 30, 2003, an increase of $372,000 or 10.0%. This increase in expenses was due in our expanding research and development efforts and in part to increased materials and subcontractor costs.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, therefore we expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2004 were $4.7 million as compared to $2.7 million for the three months ended June 30, 2003, an increase of $2.0 million, or 73.6%. Selling, general and administrative expenses for the six months ended June 30, 2004 were $8.9 million as compared to $4.9 million for the six months ended June 30, 2003, an increase of $4.0 million or 81.7%. The increase is primarily attributable to the costs of being a public company and our ongoing litigation with Samsung. The increased costs related to being a public company are primarily salaries, professional fees and insurance. For the three and six months ended June 30, 2004, these costs were $769,000 and $1.8 million, respectively, which included $550,000 of professional charges for the Company’s secondary public offering that closed on March 31, 2004. Total litigation expenses for the three and six months ended June 30, 2004 were $1.7 million and $2.9 million, respectively, compared to the three and six months ended June 30, 2003 of $585,000 and $814,000, respectively. We expect to continue to incur litigation expenses related to the Samsung legal proceeding in upcoming quarters.

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

Stock-based Compensation

Stock-based compensation decreased to $61,000 for the three months ended June 30, 2004 compared to $163,000 for three months ended June 30, 2003. For the six months ended June 30, 2004, stock-based compensation was $186,000 as compared to $396,000 for the six months ended June 30, 2003. Compensation expense directly related to non-employee stock awards for the three and six months ended June 30, 2004 was $48,000 and $138,000, respectively. Compensation expense directly related to non-employee stock awards for the three and six months ended June 30, 2003 was $23,000 and $44,000, respectively. The decrease is due to lower amortization of deferred compensation related to issuance of stock options in 1996 through 2003.

In connection with the grant of stock options from 1996 through 2003, we recorded an aggregate of $29.9 million in deferred stock-based compensation within stockholders’ equity, due to the difference between the exercise price and the estimated fair value of common stock on the date of grant. The compensation expense is amortized over the vesting period of generally four years. As of June 30, 2004, we had an aggregate of $66,000 of deferred stock-based compensation remaining to be amortized.

Interest and Other Income, Net

Interest and other income, net for the three and six months ended June 30, 2004 was $133,000 and $242,000, respectively, compared to $52,000 and $133,000 for the for the three and six months ended June 30, 2003. The increase is directly related to income earned on higher cash balances as a result of the proceeds from the Company’s initial public offering in November 2003 and positive cash flow generated from operations.

Provision for Income Taxes

Income tax provision for the three and six months ended June 30, 2004 was $497,000 and $1.2 million, respectively. For the three and six months ended June 30, 2003 income tax provision was $371,000 and $891,000, respectively. The income tax provision is comprised of the alternative minimum tax and foreign withholding tax. The increase in the income tax provision for the three and six months ended June 30, 2004 over the three and six months ended June 30, 2003 is primarily attributable to the increase in foreign revenue for which we pay a statutory foreign withholding tax and an increase in net taxable income to which the alternative minimum tax rate is applied. For the year ended December 31, 2003 we recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and, more recently, through cash generated from operations. At June 30, 2004, we had $76.3 million in cash and cash equivalents.

Net cash provided by operating activities for the six months ended June 30, 2004 of $9.2 million was primarily attributable to net income of $12.8 million, non-cash expenses primarily consisting of depreciation and amortization of deferred stock-based compensation of $748,000, an increase in accounts payable of $175,000 and an increase in accrued liabilities of $2.1 million. This was partially off-set by an increase in accounts receivable of $5.6 million, an increase in prepaid and other current assets of $809,000 and a decrease in deferred revenue of $154,000.

Net cash provided by operating activities for the six months ended June 30, 2003 of $5.9 million was primarily attributable to net income of $4.6 million, non-cash expenses primarily consisting of depreciation and amortization of deferred stock-based compensation of $800,000, an increase in accounts payable of $101,000, an increase in accrued liabilities of $590,000, and an increase in deferred revenue of $562,000. This was partially off-set by an increase in accounts receivable of $815,000 and an increase in prepaid and other current assets of $27,000. Increases in accounts payable for 2004 and 2003 were primarily attributable to increased purchases of materials and supplies to accommodate our increases in service related-projects and expanded research and development activities. The increase of $2.1 million in accrued liabilities for 2004 was primarily due to the increase in litigation expense. Increases in accounts receivable for 2004 and 2003 were attributable to the timing of receipts from customers and amounts earned under our licenses and resolution of negotiations agreements. The increase in 2004 was primarily due to the resolution of negotiations with one customer for $4.4 million. The $809,000 increase in prepaid and other current assets in 2004 is primarily due to prepaid insurance and expenses that are amortized over a period less than or equal to twelve months.

Net cash used in investing activities in the six months ended June 30, 2004 of $608,000 was attributable to the purchase of property and equipment. Net cash used in investing activities in the six months ended June 30, 2003 of $4.4 million was primarily attributable to net purchases of short-term marketable securities of $3.5 million and purchases of property and equipment of $940,000.

Net cash provided by financing activities in the six months ended June 30, 2004 of $3.3 million was attributable to proceeds for exercise of stock options. Net cash used in financing activities in the six months ended June 30, 2003 of $1.7 million was primarily attributable to the repurchase of preferred and common stock.

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

Contractual Cash Obligations

As of June 30, 2004 the following sets forth our minimum commitments under operating leases, most of which results from a facilities lease:

Year Ended December 31,	Amount
(in thousands)
Remainder of 2004	$154
2005	322
2006	342
2007	360
2008	383
Thereafter	1,023

Total minimum lease commitments	$2,584

For our facilities lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by allocating total rental payments on a straight-line basis over the lease term. We recorded the difference between rent expense and rent paid as deferred rent, in accrued liabilities.

Our principal administrative, sales, marketing and research and development facilities occupy approximately 51,000 square feet in one building in San Jose, California, under a lease that expires on May 31, 2011. We believe our existing facilities are adequate for our current needs.

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

We are currently involved in a legal proceeding with Samsung. This litigation involves some of our key patents. On December 16, 2002, Samsung initiated a declaratory judgment action against us in U.S. District Court. This action included the assertion of the defense of equitable estoppel, alleging that we are precluded from enforcing our patents on the grounds that: (1) we had a duty to disclose certain of our patents to JEDEC (a standards body); (2) we breached our duty of disclosure to JEDEC; and (3) as a result of our failure to disclose these patents, we may not allege that our patents cover Samsung’s products. On February 18, 2003, we filed our answer and counterclaim alleging patent infringement, termination of the license, and breach of the license by Samsung. In our answer and counterclaim we also denied Samsung’s allegations regarding JEDEC on several grounds, including that (1) we satisfied the duty of disclosure to JEDEC as that duty has previously been defined by the courts in other cases; and (2) Samsung expressly agreed in its 1997 license agreement with us to pay royalties for any of its products that are covered by our patents, which expressly precludes Samsung from arguing that it believes our patents are unenforceable against Samsung’s products. Samsung has continued to make payments under our license agreement and has responded by moving to dismiss our patent infringement counterclaims. On August 11, 2003, the court granted Samsung’s motion to dismiss our patent infringement counterclaims on the grounds that, pending the outcome of the current litigation, Samsung does not infringe because its activities are covered by the 1997 license agreement. On November 12, 2003, the court held a patent claim construction hearing, and a claim construction order was entered on January 8, 2004. On March 30, 2004, and then on July 16, 2004, Tessera notified Samsung that Tessera was terminating the 1997 license agreement in view of Samsung’s material breach thereof. Each notice of termination was based on a different alleged breach. Samsung disputes that either termination was proper and contends that the 1997 license agreement remains in full force and effect. Until the issue of whether the 1997 license agreement has been terminated is resolved, Tessera has refused to accept further royalty payments from Samsung for the period after March 30, 2004. We are proceeding against Samsung with a breach of contract action with our infringement contentions being a central element of the action. This proceeding is in its preliminary stages, and we cannot predict its outcome. An adverse decision in this proceeding could significantly harm our business.

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

We receive a significant amount of our revenues from a limited number of customers. In the three and six months ended June 30, 2004, Texas Instruments accounted for 19% and 23% of total revenue respectively, Intel accounted for 21% and 18% of total revenue respectively and NEC accounted for 25% and 14% of total revenue respectively. For the three and six months ended June 30, 2003, Texas Instruments accounted for 31% and 29% of total revenue respectively and University of Alaska accounted for 13% and 11% of total revenue respectively. We expect that a significant portion of our revenues will continue to come from a few customers for the foreseeable future. If we lose any of these customers, or if our revenues from them decline, our revenues may decrease substantially.

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

In the future, our licensed technologies may also compete with other package technologies. These technologies may be less expensive than ours and provide higher or additional performance. Companies with these competing technologies may also have greater resources than us. Technological change could render our technologies obsolete, and new, competitive technologies could emerge that achieve broad adoption and adversely affect the use of our intellectual property.

If we do not create and implement new designs to expand our licensable technology portfolio, our competitive position could be harmed and our operating results adversely affected.

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

We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can range from 6 to 18 months. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia. For the three and six months ended June 30, 2004, these revenues accounted for 43% and 42% of our total revenues, respectively. In the three and six months ended June 30, 2003 these revenues accounted for 37% and 40% of our total revenues respectively. International operations are subject to a number of risks, including the following:

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

Samsung Electronics Co. Ltd. v. Tessera, Inc., Civ. No. 02-05837 CW (N.D. Cal.)

On December 16, 2002, Samsung initiated a declaratory judgment action against us in the U.S. District Court for the Northern District of California seeking a declaratory judgment, alleging that: (1) it has not breached the license agreement it entered into with us in 1997 allegedly because its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages are not covered by the license agreement and, therefore, it owes us no royalties for such packages; (2) the license agreement remains in effect because Samsung was not in breach for failing to pay royalties for such packages and, therefore, our termination of the license agreement was not effective; (3) its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages do not infringe our U.S. Patents Nos. 5,852,326, 5,679,977, 6,433,419 and 6,465,893; and (4) these four Tessera patents are invalid and unenforceable. Samsung also seeks to recover its costs and attorney’s fees incurred in the action. Regarding the unenforceability claim, Samsung has asserted that we are precluded from enforcing our patents on the grounds that: (1) we had a duty to disclose certain of our patents to JEDEC (a standards body); (2) we breached our duty of disclosure to JEDEC; and (3) as a result of our failure to disclose these patents, we may not allege in this lawsuit that they cover Samsung’s products.

On February 18, 2003, the Company filed an answer in which the Company denies Samsung’s allegations, including its allegations that any of the Company’s patents are invalid or unenforceable. The Company also filed a counterclaim in which the Company alleges that: (1) Samsung has breached the license agreement by, among other things, failing to pay the Company royalties for the use of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893, 5,950,304 and 6,133,627; (2) the Company’s termination of the 1997 license agreement was effective and the 1997 license agreement is terminated; and (3) Samsung and its U.S. subsidiaries Samsung Electronics America and Samsung Semiconductor, Inc. have infringed these six Tessera patents. The Company has denied Samsung’s enforceability allegations on several grounds, including that (1) the Company has satisfied the duty of disclosure to JEDEC as that duty has been defined by the courts in other cases; and (2) Samsung expressly agreed in its 1997 license agreement with the Company to pay royalties for any of its products that are covered by the Company’s patents, which expressly precludes Samsung from arguing that it believed the Company’s patents are unenforceable against Samsung’s products. The Company further seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees and costs. The Company also seeks to enjoin Samsung and its U.S. subsidiaries from continuing to infringe these patents in the future. Samsung has continued to make payments under the Company’s license agreement and has responded by moving to dismiss the Company’s patent infringement counterclaims on the grounds that they are barred by existence of the 1997 license agreement. On August 11, 2003, the Court granted Samsung’s motion to dismiss the Company’s patent infringement counterclaims on the grounds that, pending the outcome of the current litigation, Samsung does not infringe because its activities are covered by the 1997 license agreement. The Company is proceeding against Samsung with a breach of contract action with the Company’s infringement contentions being a central element of the action. On March 30, 2004, and then on July 16, 2004, Tessera notified Samsung that Tessera was terminating the 1997 license agreement in view of Samsung’s material breach thereof. Each notice of termination was based on a different alleged breach. Samsung disputes that either termination was proper and contends that the 1997 license agreement remains in full force and effect. Until the issue of whether the 1997 license agreement has been terminated is resolved, Tessera has refused to accept further royalty payments from Samsung for the period after March 30, 2004.

On November 12, 2003, the Court held a claim construction hearing at which the Company and Samsung each argued its interpretation of several claim terms of the patents at issue in the lawsuit. On January 8, 2004, the Court issued its Order Construing Disputed Claim and Terms.

On July 15, 2004, Samsung made a $6,000,000 one-time payment relating to production prior to the end of March 2004 of its TBGA and TBGA-MCP packages involved in this dispute. This payment does not resolve all of the issues between the parties with respect to the TBGA packages and does not resolve any of the issues between the parties with respect to the other package families at issue.

Discovery is ongoing and the trial is currently set for November 1, 2004.

From time to time, we may be involved in other litigation involving claims arising out of our operations in the normal course of business.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Between April 1, 2004 and June 30, 2004, we granted options to purchase 1,259,000 shares of common stock to employees, officers, directors and consultants under our Amended and Restated 2003 Equity Incentive Plan at a weighted average exercise price of $17.96 per share. These transactions were effected under Rule 701.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 20, 2004. The stockholders elected for the ensuing year all of management’s nominees for the Board of Directors, ratified the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal year ended December 31, 2004, and approved an amendment to the Company’s Second Amended and Restated 2003 Equity Incentive Plan.

The voting results are as follows:

Directors	Votes Cast
	For	Withheld	Broker Non-Votes
Patricia M. Cloherty	30,010,972	393,424	-0-
Borje Ekholm	30,012,479	391,917	-0-
John B. Goodrich	29,842,947	561,449	-0-
D. James Guzy	29,483,165	921,231	-0-
Al S. Joseph, Ph.D.	29,712,652	691,744	-0-
Bruce M. McWilliams, Ph.D.	29,867,577	536,819	-0-
Henry R. Nothhaft	30,183,337	221,059	-0-
Robert A. Young, Ph.D.	29,331,052	1,073,344	-0-

Proposal 2
	For	Against	Abstentions	Broker Non-Votes
Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ended December 31, 2004	30,095,193	304,714	4,489	-0-

Proposal 3

Approval of the Company’s Second Amended and Restated 2003 Equity Incentive Plan, which amends the Company’s existing plan to increase the number of shares authorized for issuance thereunder by 1,000,000 shares	20,018,450	8,367,816	8,033	2,010,097

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit Title
10.1*	Fourth Amendment to TCC License Agreement, dated as of April 21, 2004, by and between Tessera, Inc. and Intel Corporation

10.2*	Amendment to Immunity Agreement, dated as of July 6, 2004, by and between Tessera, Inc. and Sharp Corporation

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

The following reports on Form 8-K were furnished during the quarter ended June 30, 2004:

April 20, 2004: Item 7. Financial Statements and Exhibits. Press release: First Quarter 2004 Results. Item 12. Results of Operations and Financial Condition

June 7, 2004: Item 7. Financial Statements and Exhibits. Press Release: Financial Guidance for Second Quarter and Full Year 2004. Item 9. Regulation FD Disclosure.

The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

April 22, 2004: Item 5. Other events and Required FD Disclosure. Item 7. Financial Statements, Proforma Financial Information and Exhibits. Press Release: Underwriters Exercise Over-Allotment Option

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004

Tessera Technologies, Inc.

By:	/s/ R. Douglas Norby
R. Douglas Norby
Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1*	Fourth Amendment to TCC License Agreement, dated as of April 21, 2004, by and between Tessera, Inc. and Intel Corporation

10.2*	Amendment to Immunity Agreement, dated as of July 6, 2004, by and between Tessera, Inc. and Sharp Corporation

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.