Form 10-Q
period 2004-09-30
TESSERA TECHNOLOGIES INC
filed 2004-11-10
CIK 1261694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 5, 2004, 41,735,449 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$96,376	$64,379
Accounts receivable	5,482	2,540
Other current assets	961	1,335

Total current assets	102,819	68,254
Property and equipment, net	1,980	1,725
Other assets	145	102

Total assets	$104,944	$70,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,033	$876
Accrued liabilities	4,782	3,014
Deferred revenue	30	202

Total current liabilities	5,845	4,092

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock: $0.001 par value; 54,686,666 shares authorized; 41,001,497 and 38,474,443 shares issued and outstanding	41	38
Additional paid-in capital	163,617	157,178
Deferred stock-based compensation	(51)	(153)
Accumulated deficit	(64,508)	(91,074)

Total stockholders’ equity	99,099	65,989

Total liabilities and stockholders' equity	$104,944	$70,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Intellectual property revenues	$10,399	$5,987	$27,431	$18,037
Other intellectual property revenues	9,350	1,293	17,930	2,169
Service revenues	3,896	1,924	9,051	6,438

Total revenues	23,645	9,204	54,412	26,644

Operating expenses:
Cost of revenues (1)	2,610	1,849	6,497	4,890
Research and development (1)	1,490	1,997	5,566	5,702
Selling, general and administrative (1)	4,954	2,839	13,833	7,725
Stock-based compensation	20	612	206	1,008

Total operating expenses	9,074	7,297	26,102	19,325

Operating income	14,571	1,907	28,310	7,319
Other income, net	233	69	475	202

Income before taxes	14,804	1,976	28,785	7,521
Provision for income taxes	999	370	2,219	1,261

Net income	13,805	1,606	26,566	6,260
Cumulative preferred stock dividends in arrears	—	—	—	(6,187)

Net income attributable to common stockholders	$13,805	$1,606	$26,566	$73

Basic and diluted net income per share attributable to common stockholders:
Net income per common share; basic	$0.34	$0.23	$0.67	$0.01

Net income per common share; diluted	$0.30	$0.04	$0.57	$0.01

Weighted average number of shares used in per share calculations; basic	40,448	6,870	39,482	6,851

Weighted average number of shares used in per share calculations; diluted	46,655	40,869	46,537	11,590

(1) Operating expense line item detail excludes stock-based compensation, as follows:

Cost of revenues	$—	$—	$—	$1
Research and development	5	223	52	373
Selling, general and administrative	15	389	154	634

Total	$20	$612	$206	$1,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$26,566	$6,260
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	726	654
Gain on disposal of fixed assets	(5)	(7)
Stock-based compensation, net	206	1,008
Unrealized gain and foreign translation	—	(36)
Changes in operating assets and liabilities:
Accounts receivable	(2,942)	(1,169)
Other assets	331	(729)
Accounts payable	157	43
Accrued liabilities	1,768	1,211
Deferred revenue	(172)	463

Net cash provided by operating activities	26,635	7,698

Cash flows from investing activities:
Purchases of property and equipment	(982)	(1,184)
Proceeds from sale of fixed assets	6	14
Purchases of short-term investments, net	—	(6,230)

Net cash used in investing activities	(976)	(7,400)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants, net	5,907	209
Proceeds from employee stock purchase program	431	—
Repurchase of common stock	—	(269)
Repurchase of preferred stock	—	(1,447)

Net cash provided by (used in) financing activities	6,338	(1,507)

Net increase (decrease) in cash and cash equivalents	31,997	(1,209)
Cash and cash equivalents at beginning of period	64,379	1,341

Cash and cash equivalents at end of period	$96,376	$132

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$—	$90

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, Tessera, Inc. and Tessera Global, Ltd., herein referred to as “Tessera” or the “Company”) develops semiconductor packaging technology that meets the demand for miniaturization and increased performance of electronic products. The Company licenses its technology to its customers, enabling them to produce semiconductors that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products including digital cameras, MP3 players, personal computers, personal digital assistants, video game consoles and wireless phones.

The Company was first incorporated in the state of Delaware in May 1990, as the entity Tessera, Inc. The Company was formed to develop proprietary semiconductor packaging technology and to promote the adoption of this technology in the semiconductor industry. In January 2003, in a corporate reorganization, each outstanding share of each class and series of Tessera Inc.’s capital stock was converted into a share of equivalent class and series of Tessera Technologies, Inc., a newly-formed Delaware corporation. Consequently, Tessera, Inc. became a wholly-owned subsidiary of Tessera Technologies, Inc. Tessera Technologies, Inc. is a non-operating holding company that has no assets other than its shares in Tessera, Inc. The financial position, results of operations and cash flows of Tessera, Inc. are the same as that of Tessera Technologies, Inc. when consolidated with Tessera, Inc. Since this was a reorganization of entities under common control, the financial statements are presented as if Tessera Technologies, Inc. was in existence for all periods presented.

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

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2004 and 2003 and for the three and nine months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2003 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a 4-week, 4-week, 5-week reporting period. The current three-month period ended on Sunday, September 26, 2004. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Principles of consolidation

The consolidated financial statements include the accounts of Tessera Technologies, Inc. and its wholly owned subsidiaries, Tessera, Inc. and Tessera Global, Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and accounts receivable.

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

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Customer
Texas Instruments, Inc	16%	27%	20%	29%
Samsung Electronics	26%	3%	12%	5%
Intel Corporation	17%	13%	17%	7%

The Company’s accounts receivable are concentrated with two customers at September 30, 2004, representing 57%, and 12% of aggregate gross receivables, and four customers at December 31, 2003, representing 32%, 14%, 13%, and 13% of aggregate gross receivables.

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

Intellectual property revenues

Intellectual property revenues include revenues from license fees and from royalty payments. Licensees typically pay a non-refundable license fee. Revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price the Company charges for similar services when they are sold separately. These revenues are reported as service revenues. Semiconductor manufacturers and assemblers pay on-going royalties on their shipment of semiconductors incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. As there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag.

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

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, some of the Company’s technology license agreements provide certain types of indemnification for customers regarding intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws, and applicable Delaware law. As of September 30, 2004, no such claims have been filed against the Company, and no liability has been accrued.

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

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123 and EITF No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. The Company believes that the fair value of the stock options are more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is re-measured at each reporting date until a commitment date is reached, which is generally the vesting date. In connection with non-employee stock awards, the Company recorded compensation expense of $14,000 and $152,000 for the three and nine months ended September 30, 2004, and $469,000 and $512,000 for the three and nine months ended September 30, 2003, respectively.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value method as prescribed by SFAS No. 123. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income attributable to common stockholders - as reported	$13,805	$1,606	$26,566	$73
Plus: Stock-based employee compensation expense determined under APB 25, included in reported net income attributable to common stockholders, net of tax	6	144	54	496
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(2,878)	(332)	(5,757)	(976)

Net income attributable to common stockholders - as adjusted	$10,933	$1,418	$20,863	$(407)

Basic net income per common share:
As reported	$0.34	$0.23	$0.67	$0.01
As adjusted	$0.27	$0.21	$0.53	$(0.06)
Diluted net income per common share:
As reported	$0.30	$0.04	$0.57	$0.01
As adjusted	$0.23	$0.03	$0.45	$(0.06)

The weighted-average fair value, as defined by SFAS No. 123, options granted during the three and nine months ended September 30, 2004 were $11.10 and $11.00, and during the three and nine months ended September 30, 2003 were $0.78 and $0.85, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. Also, prior to the IPO, the Company has used the minimum value method as prescribed by SFAS No. 123. The Company included an expected volatility factor in the Black-Scholes model only after the IPO. The following weighted average assumptions are used to estimate the fair value of stock option grants in the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected life (years)	5	5	5	5
Risk-free interest rate	3.4%	3.0%	3.2%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.0%	—	68.9%	—

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2004 Employee Stock Purchase Plan (“ESPP”) during the three and nine months ended September 30, 2004 was $12.12 and $14.90. The following weighted average assumptions are used in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected life (years)	2	—	2	—
Risk-free interest rate	3.4%	—	3.2%	—
Dividend yield	0.0%	—	0.0%	—
Expected volatility	52.0%	—	65.0%	—

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

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income from continuing operations	$13,805	$1,606	$26,566	$6,260
Less: Cumulative preferred stock dividends in arrears	—	—	—	(6,187)

Net income attributable to common stockholders	$13,805	$1,606	$26,566	$73

Denominator:
Weighted average common shares outstanding	40,460	6,880	39,496	6,862
Less: Unvested common shares subject to repurchase	(12)	(10)	(14)	(11)

Total shares; basic	40,448	6,870	39,482	6,851
Effect of dilutive securities
Add: Convertible preferred stock	—	27,911	—	—
Stock options and warrants	6,195	6,078	7,041	4,728
Unvested common shares subject to repurchase	12	10	14	11

Total shares; diluted	46,655	40,869	46,537	11,590

Net income per common share; basic	$0.34	$0.23	$0.67	$0.01

Net income per common share; diluted	$0.30	$0.04	$0.57	$0.01

The following outstanding mandatorily redeemable cumulative convertible preferred stock and warrants, common stock warrants, and common stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Mandatorily redeemable cumulative convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	—	—	25,530
Mandatorily redeemable cumulative convertible preferred stock warrants (assuming conversion, using apropriate conversion ratio, to common shares)	—	—	—	28
Common warrants	—	—	—	252
Common stock options	—	116	—	292

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Trade	$1,833	$1,500
Other	3,649	1,040

	$5,482	$2,540

Property and equipment consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Furniture and equipment	$9,788	$8,786
Leasehold improvements	1,248	1,626

	11,036	10,412
Less: Accumulated depreciation and amortization	(9,056)	(8,687)

	$1,980	$1,725

Accrued liabilities consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Employee compensation and benefits	$1,774	$1,439
Legal fees	1,844	1,246
Other	1,164	329

	$4,782	$3,014

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

The 2003 Plan

In February 2003, the Board of Directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. As of September 30, 2004, there were 1,868,000 shares reserved for grant under this plan.

Options to purchase 1,707,000 shares of common stock were granted to employees during the nine months ended September 30, 2004. As of September 30, 2004, options to purchase 7,629,000 shares of common stock were outstanding.

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

As of September 30, 2004, an aggregate of 29,000 common shares were purchased.

NOTE 5 – INCOME TAXES

For the three and nine months ended September 30, 2004, the Company recorded a provision of $999,000 and $2.2 million consisting of $217,000 and $497,000 of federal Alternative Minimum Tax (“AMT”) and foreign withholding tax of $782,000 and $1.7 millions. For the three and nine months ended September 30, 2003, the Company recorded a provision of $370,000 and $1.3 million consisting of $14,000 and $149,000 of AMT and foreign withholding tax of $356,000 and $1.1 million.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

On December 16, 2002, Samsung Electronics Company, Ltd. (“Samsung”) initiated a declaratory judgment action against the Company in the U.S. District Court for the Northern District of California seeking a declaratory judgment, alleging that: (1) it has not breached the license agreement it ente+red into with the Company in 1997 allegedly because its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages are not covered by the license agreement and, therefore, it owes the Company no royalties for such packages; (2) the license agreement remains in effect because Samsung was not in breach for failing to pay royalties for such packages and, therefore, the Company’s termination of the license agreement was not effective; (3) its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages do not infringe the Company’s U.S. Patents Nos. 5,852,326, 5,679,977, 6,433,419 and 6,465,893; and (4) these four Tessera patents are invalid and unenforceable. Samsung also seeks to recover its costs and attorney’s fees incurred in the action. Regarding the enforceability claim, Samsung has asserted that the Company is precluded from enforcing its patents on the grounds that: (1) the Company had a duty to disclose certain of its patents to JEDEC (a standards body); (2) the Company breached its duty of disclosure to JEDEC; and (3) as a result of the Company’s failure to disclose these patents, it may not allege in this lawsuit that they cover Samsung’s products. Samsung has also contended that the Tessera patents are unenforceable because of alleged “inequitable conduct” by Tessera before the United States Patent and Trademark Office during the prosecution of the patents in suit or related patent applications. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm our business.

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

On July 15, 2004, Samsung made a $6,000,000 one-time payment relating to production prior to the end of March 2004 of its TBGA and TBGA-MCP packages involved in this dispute. This amount was recognized as other intellectual property revenues in the quarter ended September 30, 2004. This payment does not resolve all of the issues between the parties with respect to the TBGA packages and does not resolve any of the issues between the parties with respect to the other package families at issue.

As part of the Court’s standard pretrial procedures, the Court heard argument on motions for summary judgment on August 27, 2004. Samsung moved for summary judgment on a subset of its defenses relating to both breach of contract and patent issues. On October 21, 2004, the Court granted Samsung’s motion that Tessera’s purported termination of the Agreement on March 30, 2004 was ineffective, and denied Samsung’s motions in all other respects.

On October 22, 2004, the Court held a final pretrial conference. The Court scheduled trial to commence on November 1, 2004, in exchange for Tessera’s agreement to drop its claim that the Agreement had been terminated as of July 16, 2004 and the contentions relating to that claim. The Court also bifurcated Samsung’s defenses of equitable estoppel and inequitable conduct for a separate non-jury trial to be held at a later date, not yet set.

Trial of the parties’ contentions of breach on contract and the underlying patent issues commenced on November 1, 2004, and is currently scheduled to end during the week of November 22, 2004.

NOTE 7 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: developing and licensing of advanced packaging technologies.

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	$11,681	$5,656	$29,214	$15,926
Japan	5,662	3,152	17,127	8,730
Korea	6,036	247	6,534	1,400
Singapore	36	—	709	—
Taiwan	188	7	485	241
Other	42	142	343	347

	$23,645	$9,204	$54,412	$26,644

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

Overview

We develop semiconductor packaging technology that meets the demand for miniaturization and increased performance of electronic products. We license our technology to our customers, enabling them to produce packaged semiconductors that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of communications, computing and consumer electronics products. In addition, by utilizing our technology, we believe that our customers are also able to reduce the time-to-market and development costs of their semiconductors.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia. For the three and nine months ended September 30, 2004 these revenues accounted for 50% and 46% of our total revenues, respectively. In the three and nine months ended September 30, 2003 these revenues accounted for 37% and 39% of our total revenues, respectively. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three and nine months ended September 30, 2004, Texas Instruments, Intel and Samsung Electronics each accounted for over 10% of total revenues. For the three ended September 30, 2003 Texas Instruments and Intel each accounted for over 10% of total revenue and for the nine months ended September 30, 2003, Texas Instruments accounted for over 10% of total revenues.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three-month period ended September 30, 2004 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2003. For a discussion of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License
Intellectual property revenues	44.0%	65.0%	50.4%	67.7%
Other intellectual property revenues	39.5	14.0	33.0	8.1
Service revenues	16.5	21.0	16.6	24.2

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	11.0	20.1	11.9	18.4
Research and development	6.3	21.7	10.2	21.4
Selling, general and administrative	21.0	30.8	25.4	29.0
Stock-based compensation	0.1	6.6	0.4	3.8

Total operating expenses	38.4	79.2	47.9	72.6

Operating income	61.6	20.8	52.1	27.4
Interest and other income, net	1.0	0.7	0.9	0.8

Income before taxes	62.6	21.5	53.0	28.2
Provision for income taxes	4.2	4.0	4.1	4.7

Net income	58.4%	17.5%	48.9%	23.5%

Three and Nine Months Ended September 30, 2004 and 2003

Total revenue

Revenues for the three months ended September 30, 2004 were $23.6 million compared with $9.2 million for the three months ended September 30, 2003, an increase of $14.4 million, or 156.9%. Revenues for the nine months ended September 30, 2004 were $54.4 million compared with $26.6 million for the nine months ended September 30, 2003, an increase of $27.8 million or 104.2%. The overall increase for both the three months and nine months ended September 30, 2004 is primarily due to the increase to total intellectual property revenues.

Intellectual property revenues for the three months ended September 30, 2004 were $10.4 million compared to $6.0 million for the three months ended September 30, 2003. This consisted of an increase in royalty payments of $1.1 million from new customers and $3.3 million from existing customers, for a total increase of $4.4 million or 73.7%. Intellectual property revenues for the nine months ended September 30, 2004 were $27.4 million compared to $18.0 million for the nine months ended September 30, 2003. This consisted of an increase of $3.2 million from new customers and $6.2 million from existing customers, for a total increase of $9.4 million or 52.1%. This increase is attributable to the signing of two new licensees and an increase in royalties reported by existing customers.

Other intellectual property revenues for the three months ended September 30, 2004 increased by $8.1 million or 623.1% primarily due to the resolution of negotiations with four customers, totaling $9.4 million. These resolutions were greater than the aggregate amount negotiated with two customers in the three months ended September 30, 2003 which totaled approximately $1.3 million. The $9.4 million includes the $6.0 million payment received from Samsung Electronics for royalties relating to past production. Other intellectual property revenues for the nine months ended September 30, 2004 increased by $15.8 million or 726.4% due to the resolution of negotiations with ten customers, totaling $17.9 million. Of the $15.8 million increase, $5.6 million represented resolutions of negotiations with new customers and $10.2 million from existing customers, which includes the $6.0 million payment from Samsung Electronics. These resolutions were greater than the aggregate amount negotiated with three customers in the nine months ended September 30, 2003 which totaled to approximately $2.2 million.

Service revenue for the three months ended September 30, 2004 was $3.9 million as compared to $1.9 million for the three months ended September 30, 2003, an increase of $2.0 million or 102.5%. Service revenue for the nine months ended September 30, 2004 was $9.1 million as compared to $6.4 million for the nine months ended September 30, 2003, an increase of $2.6 million or 40.6%. These increases are directly related to the increase in number of government contracts. For the three months ended September 30, 2004, government contracts increased by $2.2 million or 143.2% over the three months ended September 30, 2003. Government contracts for the nine months ended September 30, 2004 increased by $2.9 million or 50.6% over the nine months ended September 30, 2003.

Cost and expenses

Cost of Revenues

Cost of revenues primarily relates to service revenue as the cost of revenues associated with intellectual property revenues is de minimis. Cost of revenue as a percentage of total revenue will vary based on the service revenue component of total revenue.

Cost of revenues for the three months ended September 30, 2004 increased by $761,000 or 41.2% to $2.6 million as compared to $1.8 million for the three months ended September 30, 2003. Cost of revenues for the nine months ended September 30, 2004 increased by $1.6 million or 32.9% to $6.5 million as compared to $4.9 million for the nine months ended September 30, 2003. The majority of the increase was attributable to the number of service related projects. Increased materials and subcontractor costs related to service-related projects also accounted for part of the increase in cost of revenues.

Research and Development

Research and development expenses for the three months ended September 30, 2004 decreased by $507,000 or 25.4% to $1.5 million as compared to $2.0 million for the three months ended September 30, 2003. Research and development expenses for the nine months ended September 30, 2004 were $5.6 million as compared to $5.7 million for the nine months ended September 30, 2003, a decrease of $136,000 or 2.4%. This decrease in expenses is primarily due to the reassignment of more personnel resources to service revenue projects.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, therefore we expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2004 were $5.0 million as compared to $2.8 million for the three months ended September 30, 2003, an increase of $2.1 million, or 74.5%. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $13.8 million as compared to $7.7 million for the nine months ended September 30, 2003, an increase of $6.1 million or 79.1%. The increase is primarily attributable to the costs of being a public company and our ongoing litigation with Samsung. The increased costs related to being a public company are primarily salaries, professional fees and insurance. For the three and nine months ended September 30, 2004, these costs were $511,000 and $2.3 million, respectively. For the nine months ended September 30, 2004, the costs included $550,000 of professional charges for the Company’s secondary public offering that closed on March 31, 2004. Total litigation expenses for the three and nine months ended September 30, 2004 were $1.7 million and $4.7 million, respectively, compared to the three and nine months ended September 30, 2003 of $859,000 and $1.7 million, respectively. We expect to continue to incur litigation expenses related to the Samsung legal proceeding in the upcoming quarter.

Excluding litigation expenses, we expect that as a percentage of revenues, our selling, general and administrative expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation with Samsung and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation

Stock-based compensation decreased to $20,000 for the three months ended September 30, 2004 compared to $612,000 for three months ended September 30, 2003. For the nine months ended September 30, 2004, stock-based compensation was $206,000 as compared to $1.0 million for the nine months ended September 30, 2003. Compensation expense directly related to non-employee stock awards for the three and nine months ended September 30, 2004 was $14,000 and $152,000, respectively. Compensation expense directly related to non-employee stock awards for the three and nine months ended September 30, 2003 was $469,000 and $512,000, respectively. The decrease in stock-based compensation is due to lower amortization of deferred compensation related to issuance of stock options in 1996 through 2003.

In connection with the grant of stock options from 1996 through 2003, we recorded an aggregate of $29.9 million in deferred stock-based compensation within stockholders’ equity, due to the difference between the exercise price and the estimated fair value of common stock on the date of grant. The compensation expense is amortized over the vesting period of generally four years. As of September 30, 2004, we had an aggregate of $51,000 of deferred stock-based compensation remaining to be amortized.

Interest and Other Income, Net

Interest and other income, net for the three and nine months ended September 30, 2004 was $233,000 and $475,000, respectively, compared to $69,000 and $202,000 for the three and nine months ended September 30, 2003. The increase is directly related to income earned on higher cash balances as a result of the proceeds from the Company’s initial public offering in November 2003 and positive cash flow generated from operations.

Provision for Income Taxes

Income tax provision for the three and nine months ended September 30, 2004 was $999,000 and $2.2 million, respectively. For the three and nine months ended September 30, 2003 income tax provision was $370,000 and $1.3 million, respectively. The income tax provision is comprised of the alternative minimum tax and foreign withholding tax. The increase in the income tax provision for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, is primarily attributable to the increase in foreign revenue for which we pay a statutory foreign withholding tax and an increase in net taxable income to which the alternative minimum tax rate is applied. For the year ended December 31, 2003, we recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and, more recently, through cash generated from operations. At September 30, 2004, we had $96.4 million in cash and cash equivalents.

Net cash provided by operating activities for the nine months ended September 30, 2004 of $26.6 million was primarily attributable to net income of $26.6 million, non-cash expenses primarily consisting of depreciation and amortization of deferred stock-based compensation of $932,000, an increase in accounts payable of $157,000 and an increase in accrued liabilities of $1.8 million. This was partially off-set by an increase in accounts receivable of $2.9 million, a decrease in prepaid and other current assets of $331,000 and a decrease in deferred revenue of $172,000.

Net cash provided by operating activities for the nine months ended September 30, 2003 of $7.7 million was primarily attributable to net income of $6.3 million, non-cash expenses primarily consisting of depreciation and amortization of deferred stock-based compensation of $1.7 million, an increase in accounts payable of $43,000, an increase in accrued liabilities of $1.2 million and an increase in deferred revenue of $463,000. This was partially off-set by an increase in accounts receivable of $1.2 million and an increase in prepaid and other current assets of $729,000.

Increases in accounts payable for 2004 and 2003 were primarily attributable to increased purchases of materials and supplies to accommodate our increases in service related-projects and expanded research and development activities. The increase of $1.8 million in accrued liabilities for 2004 was primarily due to the increase in litigation expense. Increases in accounts receivable for 2004 and 2003 were attributable to the timing of receipts from customers and amounts earned under our licenses and resolution of negotiations agreements. The increase in 2004 was primarily due to the resolution of negotiations with new and existing customers totaling $5.6 million and $12.4 million respectively. The decrease in prepaid and other current assets in 2004 of $331,000 is primarily due to prepaid insurance and expenses that are amortized over a period less than or equal to twelve months.

Net cash used in investing activities in the nine months ended September 30, 2004 of $976,000 was primarily attributable to the purchase of property and equipment. Net cash used in investing activities in the nine months ended September 30, 2003 of $7.4 million was primarily attributable to net purchases of short-term marketable securities of $6.2 million and purchases of property and equipment of $1.2 million.

Net cash provided by financing activities in the nine months ended September 30, 2004 was $6.3 million of which $5.9 million was attributable to proceeds for exercise of stock options and $431,000 was attributable to the proceeds from the employee stock purchase plan. Net cash used in financing activities in the nine months ended September 30, 2003 of $1.5 million was primarily attributable to the repurchase of preferred and common stock.

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

Contractual Cash Obligations

As of September 30, 2004 the following sets forth our minimum commitments under operating leases, most of which results from a facilities lease:

Year Ended December 31,	Amount
(in thousands)
Remainder of 2004	$77
2005	322
2006	342
2007	360
2008	383
Thereafter	1,023

Total minimum lease commitments	$2,507

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

We are currently in litigation with Samsung involving some of our key patents.

On December 16, 2002, Samsung initiated a declaratory judgment action against us in U.S. District Court. This action included the assertion of the defense of equitable estoppel, alleging that we are precluded from enforcing our patents on the grounds that: (1) we had a duty to disclose certain of our patents to JEDEC (a standards body); (2) we breached our duty of disclosure to JEDEC; and (3) as a result of our failure to disclose these patents, we may not allege that our patents cover Samsung’s products. On February 18, 2003, we filed our answer and counterclaim alleging patent infringement, termination of the license, and breach of the license by Samsung. In our answer and counterclaim we also denied Samsung’s allegations regarding JEDEC on several grounds, including that (1) we satisfied the duty of disclosure to JEDEC as that duty has previously been defined by the courts in other cases; and (2) Samsung expressly agreed in its 1997 license agreement with us to pay royalties for any of its products that are covered by our patents, which expressly precludes Samsung from arguing that it believes our patents are unenforceable against Samsung’s products. Samsung has continued to make payments under our license agreement and has responded by moving to dismiss our patent infringement counterclaims. On August 11, 2003, the court granted Samsung’s motion to dismiss our patent infringement counterclaims on the grounds that, pending the outcome of the current litigation, Samsung does not infringe because its activities are covered by the 1997 license agreement. On November 12, 2003, the court held a patent claim construction hearing, and a claim construction order was entered on January 8, 2004. On March 30, 2004, and then on July 16, 2004, Tessera notified Samsung that Tessera was terminating the 1997 license agreement in view of Samsung’s material breach thereof. Each notice of termination was based on a different alleged breach. Samsung disputes that either termination was proper and contends that the 1997 license agreement remains in full force and effect. Until the issue of whether the 1997 license agreement has been terminated is resolved, Tessera has refused to accept further royalty payments from Samsung for the period after March 30, 2004. We are proceeding against Samsung with a breach of contract action with our infringement contentions being a central element of the action. As part of the Court’s standard pretrial procedures, the Court heard argument on motions for summary judgment on August 27, 2004. Samsung moved for summary judgment on a subset of its defenses relating to both breach of contract and patent issues. On October 21, 2004, the Court granted Samsung’s motion that Tessera’s purported termination of the Agreement on March 30, 2004 was ineffective, and denied Samsung’s motions in all other respects. On October 22, 2004, the Court held a final pretrial conference. The Court scheduled trial to commence on November 1, 2004, in exchange for Tessera’s agreement to drop its claim that the Agreement had been terminated as of July 16, 2004 and the contentions relating to that claim. The Court also bifurcated Samsung’s defenses of equitable estoppel and inequitable conduct for a separate non-jury trial to be held at a later date, not yet set. Trial of the parties’ contentions of breach on contract and the underlying patent issues commenced on November 1, 2004, and is currently scheduled to end during the week of November 22, 2004. We cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm our business.

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

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. As a result, to date, we have primarily relied exclusively on the accuracy of the reports themselves without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving less royalty revenues than we are entitled to under the terms of our license agreements.

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

We receive a significant amount of our revenues from a limited number of customers. In the three and nine months ended September 30, 2004, Texas Instruments accounted for 16% and 20% of total revenue respectively, Intel accounted for 17% and 17% of total revenue respectively and Samsung accounted for 26% and 12% of total revenue respectively. For the three and nine months ended September 30, 2003, Texas Instruments accounted for 27% and 29% of total revenue respectively. We expect that a significant portion of our revenues will continue to come from a few customers for the foreseeable future. If we lose any of these customers, or if our revenues from them decline, our revenues may decrease substantially.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia. For the three and nine months ended September 30, 2004 these revenues accounted for 50% and 45% of our total revenues, respectively. In the three and nine months ended September 30, 2003 these revenues accounted for 37% and 39% of our total revenues, respectively. International operations are subject to a number of risks, including the following:

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

As part of the Court’s standard pretrial procedures, the Court heard argument on motions for summary judgment on August 27, 2004. Samsung moved for summary judgment on a subset of its defenses relating to both breach of contract and patent issues. On October 21, 2004, the Court granted Samsung’s motion that Tessera’s purported termination of the Agreement on March 30, 2004 was ineffective, and denied Samsung’s motions in all other respects.

On October 22, 2004, the Court held a final pretrial conference. The Court scheduled trial to commence on November 1, 2004, in exchange for Tessera’s agreement to drop its claim that the Agreement had been terminated as of July 16, 2004 and the contentions relating to that claim. The Court also bifurcated Samsung’s defenses of equitable estoppel and inequitable conduct for a separate non-jury trial to be held at a later date, not yet set.

Trial of the parties’ contentions of breach on contract and the underlying patent issues commenced on November 1, 2004, and is currently scheduled to end during the week of November 22, 2004.

From time to time, we may be involved in other litigation involving claims arising out of our operations in the normal course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Title
10.1*	Forms of Stock Option Agreement under Second Amended and Restated 2003 Equity Incentive Plan

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2004

Tessera Technologies, Inc.

By:	/s/ R. Douglas Norby
R. Douglas Norby
Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1*	Forms of Stock Option Agreement under Second Amended and Restated 2003 Equity Incentive Plan

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.