Form 10-K
period 2004-12-31
TESSERA TECHNOLOGIES INC
filed 2005-03-16
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-50460

Tessera Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1620029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3099 Orchard Drive San Jose, California 95134	(408) 894-0700
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common stock, par value $0.001 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of common stock as reported on the Nasdaq National Market, on March 11, 2005 was $43.18.

As of March 11, 2005, 43,267,697 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for registrant’s 2005 Annual Meeting of Stockholders to be held May 19, 2005 will be filed with the Commission within 120 days after the close of the registrant’s fiscal year and are incorporated by reference in Part III.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.    Business

Corporate Information

This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

We derive license fees and royalties based upon our intellectual property and generate fees for related services. Our technology has been widely adopted and is currently licensed to more than 50 companies, including Intel, Renesas, Samsung, Sharp, Texas Instruments and Toshiba. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products that incorporate our technology. As a result, our technology has been incorporated into more than 4.5 billion semiconductors worldwide, including more than 1.5 billion semiconductors shipped in 2004. According to Gartner Dataquest, the market for chip-scale packaging is expected to grow from 11.2 billion units in 2004 to 23.4 billion in 2007, representing a compound annual growth rate of 28%. We believe that we are well-positioned to take advantage of this significant expected growth in CSPs.

Beginning in 2005, management anticipates organizing its operations into two business units: Technology Licensing Division and System Miniaturization Services Division. Accordingly, we anticipate reporting financial information for these business units as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Industry Background

Packaged semiconductor chips, which we refer to as semiconductors, are essential components in a broad range of communications, computing and consumer electronic products. According to the Semiconductor Industry Association, worldwide semiconductor sales totaled $213.0 billion in 2004 and are expected to grow to $259.4 billion in 2007. Many electronic products require increasingly complex semiconductors that are smaller and higher-performing, integrate more features and functions and are less expensive to product than previous generations of semiconductors. Satisfying the demand for these complex semiconductors requires advances in semiconductor design, manufacturing and packaging technologies.

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

Expand the market penetration of our CSP technology.    Our patented CSP technology has been incorporated in over 4.5 billion semiconductors worldwide. As a result of the broad adoption of our technology and existing infrastructure that supports our technology, we believe that we are well positioned to benefit from the substantial growth projected for the CSP market. We intend to further increase our share of the CSP market by:

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

Our Technology

Our packaging technology is incorporated into semiconductors for use in a broad range of communication, computing and consumer electronics applications. These semiconductors include:

•

Digital signal processor, or DSP, semiconductors, Flash memory, SRAM and certain ASIC semiconductors, for use in wireless communication and digital consumer products, such as digital cameras, MP3 players, personal digital assistants and wireless phones. These markets are expected to enjoy strong growth. For example, Gartner Dataquest projects the market for CSP-based DSP semiconductors will grow from 158 million units in 2004 to 296 million units in 2007, representing a compound annual growth rate of 23%. Gartner Dataquest also projects the combined Flash memory and SRAM markets to grow from 2.4 billion units in 2004 to 2.0 billion units in 2006, a compound annual growth rate of 8%.

•	DRAM, for use in computing, networking and home entertainment applications, such as personal computers, network switches and routers, set-top boxes and video game consoles. According to Gartner Dataquest, the market for CSP-based DRAM is expected to grow from 1 billion units in 2004 to 4.1 billion units in 2007, a compound annual growth rate of 58%.

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

Multi-Chip Package Technology Platforms

Our technology is incorporated into a number of three-dimensional multi-chip packages used in wireless communication and digital consumer applications, such as digital cameras, MP3 players, personal digital assistants and wireless phones. These packages include various combinations of ASIC, DSP, Flash memory and SRAM semiconductors. In addition, we have developed a family of three-dimensional multi-chip platforms, which are collectively referred to as the µZ® Stacked Package family, to extend this innovative technology into new applications to meet the growing demand for higher levels of integration in computing, communications and consumer electronics.

We also develop and offer solutions which incorporate RF devices in three-dimensional platforms for wireless applications. In addition to wireless phones, which typically incorporate multiple RF sections or modules, several initiatives such as Bluetooth and Wi-Fi are aimed at incorporating additional RF capability into a broad range of handheld, computing and consumer electronic products.

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

We offer the following multi-chip platforms:

µZ® Chip Stack Platform.    The µZ® chip stack platform consists of two or more semiconductors, stacked vertically on top of each other and wire-bonded to the package substrate. This is a cost-effective, versatile platform that can be used in a broad range of semiconductors and product applications. The technology underlying this platform has been broadly adopted and incorporated into a large number of customer-developed proprietary stacked multi-chip packages for Flash memory, SRAM, and ASIC semiconductors, that are used in wireless communication and consumer electronics products.

µZ® Fold-Over Stacked Platform.    We have recently introduced our µZ® Fold-Over Stacked platform to solve an industry-wide problem associated with the integration of different types of functional blocks, such as processor, memory and various analog blocks, onto a single system-on-a-chip. For example, this package enables DSP, ASIC and different memory semiconductors to be fully packaged, tested and then integrated, resulting in a high-yielding system-in-a-package. The µZ® Fold-Over Stacked platform provides a cost-effective solution that meets wireless phone package height requirements and saves valuable circuit board space, enabling wireless products that are smaller and lighter with more functionality.

µZ® Ball Stacked Platform.    We have also recently introduced our µZ® Ball Stacked platform as a multi-chip solution that enables the integration of high-performance DRAM while occupying 25% less circuit board area with 60% of the height of a traditional DRAM package. Because each semiconductor can be individually tested prior to being assembled in the multi-chip package, common yield problems associated with competing technologies can be overcome. Our µZ® Ball Stacked platform can be used for cost-sensitive, high-volume applications, including DRAM modules for high-performance personal computers, workstations and network switches and routers.

The following table provides a summary of the key features and semiconductor and system applications for each of our package technologies and the related platforms, all of which are included in our standard TCC license:

Chip-Scale Package Technology	Technology Platform	Key Features	Semiconductor Applications	System Applications
	µBGA®	• Small • High performance • High reliability	DRAM, Flash, SRAM	Digital TV, game console, personal computer, set-top box, server, wireless phone
	µBGA®W	• Small • High performance • High reliability • Wire-bond	DRAM	Digital TV, game console, personal computer, servers, set-top box
	µBGA®F	• Small • Design flexibility • Low cost • Wire-bond	ASIC, DSP, Flash, SRAM	Digital camera, MP3 player, personal digital assistant, wireless phone
Multi-Chip Package Technology	µZ® Chip Stack	• Vertical stack • Small • Wire-bond • Design flexibility	Flash / SRAM stack	Digital camera, MP3 player, personal digital assistant, wireless phone
	µZ® Fold-Over Stack	• Pre-test • Stacked logic and memory • Enables system-in-a-package • Small • Low profile • 2-4 semiconductor stack • High reliability	Numerous logic / memory configurations	Digital camera, MP3 player, personal digital assistant, wireless phone
	µZ® Ball Stack	• Pre-test • Stacked memory • Small • Low profile • 2-8 semiconductor stack • High reliability	DRAM, Flash, numerous logic / memory configurations	Digital camera, MP3 player, personal computer, personal digital assistant, server, wireless phone

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

Customers

Our technology is currently licensed to more than 50 companies. The following table sets forth sales to customers comprising of 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Texas Instruments, Inc	20%	28%	23%
Intel Corporation	18%	9%	4%
Sharp	5%	4%	21%

We have a TCC license with Texas Instruments, dated January 1, 2002, that covers the types of BGA packages that were the subject of our legal proceeding against Texas Instruments in the U.S. District Court. Under this license Texas Instruments paid a license fee and agreed to pay ongoing royalties on a quarterly basis. The license has termination provisions for breach, change of control and bankruptcy. In addition, Texas Instruments may unilaterally terminate the license by giving six months prior notice at any time. Unless earlier terminated, the license will terminate on December 31, 2013. If the license is not terminated prior to December 31, 2013, Texas Instruments will have a fully paid-up license under the Tessera patents subject to the license. Any termination of the agreement would result in a loss by Texas Instruments of its right to use our intellectual property.

A significant portion of our revenues is derived from licensees headquartered outside of the United States, principally in Asia, and we expect these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic regions of our customers and the percentage of revenues derived from each region for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
United States	56%	61%	44%
Taiwan	2%	1%	5%
Singapore	1%	0%	0%
Korea	9%	4%	8%
Japan	31%	32%	41%
Other	1%	2%	2%

The international nature of our business exposes us to a number of risks, including but not limited to: laws and business practices favoring local companies; withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties; less effective protection of intellectual property than is afforded to us in the United States or other developed countries and international terrorism and anti-American sentiment, particularly in the emerging markets.

All of our long-lived assets are located in the United States.

The following is a list of our current licensees and, where indicated, our current sublicensees:

Semiconductor Manufacturers	Semiconductor Assemblers	Semiconductor Material Suppliers

Advanced Micro Devices Inc.

Cochlear Corporation

Hitachi, Ltd.

Hynix Semiconductor America, Inc.

Intel Corp.

Matsushita (Panasonic)

Mitsubishi Electric and Electronics USA, Inc.

NEC Electronics Corporation (NEC)

Oki Electric Industry Co., Ltd. (OKI)

Renesas Technology Corp.*

ROHM Corp.

Samsung Electronics Co., Ltd.

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

Powertech Technology Inc. (PTI)

Shinko Electric Industries Co.

Siliconware Precision Industries Co., Ltd. (SPIL)

United Test and Assembly Center Ltd. (UTAC)

United Test Center Inc. (UTC)

University of Alaska

Walton Advanced Electronics, Ltd.

3M Company
Compeq Manufacturing Inc.
Hitachi Cable, Ltd.
Hitachi, Ltd.
LG Electronics Inc.
LG Micron Ltd.
Mitsui Mining & Smelting Co., Ltd.
North Corporation
Samsung Electro-Mechanics Co., Ltd.
Samsung Techwin Co., Ltd.
Shinko Electric Industries Co.
Sunright Limited

*	denotes a TCC sublicense

Most semiconductor material suppliers are licensed under our TCMT license, which requires these licensees to pay us a license fee, but not royalties.

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

As of December 31, 2004, our intellectual property portfolio included 304 issued U.S. patents and 40 issued international patents. In 2004, 58 additional U.S. standard or provisional patent applications were filed, along with 5 additional pending international patent applications. Our patents have expiration dates ranging from January 25, 2009 to May 6, 2022. We continually file new patent applications for new developments in our technology. There are many countries in which we currently have no issued patents; however, products incorporating our technology that are sold in jurisdictions where patents have issued must be licensed, or stem from a licensed source, in order to avoid infringing our intellectual property.

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

Semiconductor companies that have their own package design and manufacturing capabilities include but are not limited to Texas Instruments Incorporated, and the semiconductor divisions of Fujitsu Microelectronics, Inc., IBM Instruments, Inc., Motorola, Inc., Sharp Corporation and Samsung Electronics Co. Ltd. Among the advanced packaging technologies developed by such companies are flip-chip and chip-on-board technologies that compete with our CSP and multi-chip technologies. Our technologies also compete with technologies developed by the internal design groups of package assembly companies such as Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc. and ChipPAC, Inc.

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

Employees

As of March 11, 2005, we had 107 employees, with 11 in sales, marketing and licensing, 63 in research and development (including employees who perform engineering, assembly and infrastructure services under our service agreements with third parties) and 33 in finance and administration. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Available Information

Our Internet address is www.tessera.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

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

Item 3.    Legal Proceedings

Samsung Electronics Co. Ltd. v. Tessera, Inc., Civ. No. 02-05837 CW (N.D. Cal.)

As described below, during the fiscal year ending December 31, 2004, we were involved in a lawsuit with Samsung Electronics Company, Ltd., one of our customers, and its U.S. subsidiaries Samsung Electronics America and Samsung Semiconductor, Inc. (collectively “Samsung”).

On December 16, 2002, Samsung Electronics Company, Ltd. initiated a declaratory judgment action against us in the U.S. District Court for the Northern District of California seeking a declaratory judgment, alleging that: (1) it had not breached the license agreement it entered into with us in 1997 allegedly because its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages are not covered by the license agreement and, therefore, it owes us no royalties for such packages; (2) the license agreement remained in effect because it was not in breach for failing to pay royalties for such packages and, therefore, our termination of the license agreement was not effective; (3) its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages did not infringe our U.S. Patents Nos. 5,852,326, 5,679,977, 6,433,419 and 6,465,893; and (4) these four Tessera patents were invalid and unenforceable.

On February 18, 2003, the Company filed an answer in which the Company denied Samsung’s allegations, including its allegations that any of the Company’s patents were invalid or unenforceable. The Company also filed a counterclaim in which the Company alleged that: (1) Samsung Electronics Company, Ltd. had breached the license agreement by, among other things, failing to pay the Company royalties for the use of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893, 5,950,304 and 6,133,627; (2) the Company’s termination of the 1997 license agreement was effective and the 1997 license agreement was terminated; and (3) Samsung Electronics Company, Ltd. and its U.S. subsidiaries Samsung Electronics America and Samsung Semiconductor, Inc. had infringed these six Tessera patents.

On November 16, 2004, after trial of the parties’ contentions of breach on contract and the underlying patent issues had commenced, the parties executed a Memorandum of Understanding (“MOU”), agreeing to settle the litigation and ending the trial. The court conditionally dismissed the lawsuit on November 17, 2004. Thereafter, on January 26, 2005, the parties executed a definitive Settlement Agreement and a Restated License Agreement, formalizing the MOU. The parties executed a Stipulated Dismissal with Prejudice on February 2, 2005, which the court signed on February 4, 2005, finally dismissing the lawsuit.

Tessera, Inc. v. Micron Technology, Inc. et a.., Civil Action No. 02-05-CV-94 (E.D. Tex.)

On March 1, 2005, the Company filed a lawsuit against Micron Technology, Inc. and its subsidiary Micron Semiconductor Products, Inc. (collectively “Micron”) and against Infineon Technologies AG, Infineon Technologies Richmond LP and Infineon Technologies North America Corp. (collectively “Infineon”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893, and 6,133,627 arising from Micron’s and Infineon’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees and costs. We also seek to enjoin Micron and Infineon from continuing to infringe these patents.

This proceeding has just begun, and the Company cannot predict its outcome. Discovery has not begun, and no trial date has yet been set. An adverse decision in this proceeding could significantly harm our business.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading publicly on the Nasdaq National Market on November 13, 2003 and is traded under the symbol “TSRA.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of the common stock during the prior two fiscal years.

	High	Low
Fiscal Year Ended December 31, 2003
Fourth Quarter (beginning November 13, 2003)	$22.25	$16.95

	High	Low
Fiscal Year Ended December 31, 2004
First Quarter (ended March 31, 2004)	$22.30	$17.00
Second Quarter (ended June 30, 2004)	$19.90	$16.41
Third Quarter (ended September 30, 2004)	$24.00	$15.77
Fourth Quarter (ended December 31, 2004)	$39.45	$22.59

As of December 31, 2004, there were outstanding 42,145,267 shares of common stock held by 94 stockholders of record, options to purchase 6,618,040 shares of common stock under our stock option plans and warrants to purchase 46,017 shares of common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

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

The consolidated statement of operations data for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002 and the consolidated balance sheet data as of December 31, 2004 and December 31, 2003 are derived from our audited consolidated financial statements appearing elsewhere in this annual report. The consolidated statement of operations data for the fiscal years ended December 31, 2001 and December 31, 2000 and the consolidated balance sheet data as of December 31, 2002, December 31, 2001 and December 31, 2000 are derived from our audited consolidated financial statements that are not included in this annual report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated statement of operations data
Revenues:
Intellectual property revenues	$39,624	$25,393	$17,925	$12,258	$7,850
Other intellectual property revenues (1)	19,998	3,169	5,715	13,291	—
Service revenues	13,114	8,759	4,630	1,466	3,630

Total Revenues	72,736	37,321	28,270	27,015	11,480

Operating expenses:
Cost of revenues	9,613	6,734	4,264	5,298	7,003
Research and development	7,107	7,661	6,700	8,202	9,418
Selling, general and administrative	20,144	11,030	7,552	20,761	17,342
Stock-based compensation	231	1,110	1,942	1,364	13,276

Total operating expenses	37,095	26,535	20,458	35,625	47,039

Operating income (loss)	35,641	10,786	7,812	(8,610)	(35,559)
Interest and other income, net	828	195	45	409	1,300

Income (loss) before taxes	36,469	10,981	7,857	(8,201)	(34,259)
Benefit (provision) for income taxes	22,594	(1,626)	(1,318)	—	—
Discontinued operations	—	—	—	—	179

Net income (loss)	$59,063	$9,355	$6,539	$(8,201)	$(34,080)

Cumulative preferred stock dividends in arrears (2)	$—	$(6,187)	$(12,941)	$(11,764)	$(10,347)
Deemed preferred stock dividend					(1,284)

Net income (loss) attributable to common stockholders	$59,063	$3,168	$(6,402)	$(19,965)	$(45,711)

Net income (loss) per common share; basic	$1.47	$0.28	$(0.94)	$(3.18)	$(8.45)

Net income (loss) per common share; diluted	$1.27	$0.22	$(0.94)	$(3.18)	$(8.45)

Weighted average number of shares used in per share calculation, basic (3)	40,077	11,141	6,784	6,282	5,411

Weighted average number of shares used in per share calculation, diluted (3)	46,622	41,653	6,784	6,282	5,411

(1)	Other intellectual property revenues consist of a portion of the payments received through license negotiations or the resolution of patent disputes, insofar as such payments include amounts for royalties related to previous periods.

(2)	All outstanding shares of preferred stock were converted into shares of common stock in connection with our initial public offering.
(3)	See note 2 of Notes to Consolidated Financial Statements in this annual report for an explanation of the methods used to determine the number of shares used to compute per share amounts.

	Fiscal Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$108,339	$64,379	$20,170	$1,577	$23,510
Total assets	139,682	70,081	24,170	24,583	29,643
Redeemable convertible preferred stock	—	—	96,000	96,000	96,000
Deferred stock-based compensation	(414)	(153)	(620)	(2,477)	(13,393)
Total stockholders’ (deficit) equity	134,976	65,989	(74,492)	(83,764)	(77,146)

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia, and these revenues accounted for 42.7% of our total revenues for the year ended December 31, 2004. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the year ended December 31, 2004, Intel Corporation and Texas Instruments each accounted for over 10% of total revenues. For the year ended December 31, 2003, Texas Instruments accounted for over 10% of total revenues.

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

Cost of revenues consists primarily of direct compensation, materials, supplies and equipment depreciation costs. Cost of revenues primarily relates to service revenues as the cost of revenues associated with intellectual property revenues is de minimis. Consequently, cost of revenues as a percentage of total revenues will vary based on the percentage of our revenues that is attributable to service revenues.

Research and development expenses consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, materials, supplies and equipment depreciation. Our research and development is conducted primarily in-house and targets both CSP and multi-chip technology. All research and development costs are expensed as incurred. We believe that a significant level of research and development expenses will be required for us to remain competitive in the future. We have increased research and development personnel to 59 at December 31, 2004 from 53 at December 31, 2003, and expect to continue to increase research and development personnel in the future.

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for: general management, information technology, finance and accounting personnel; litigation expenses and related fees; facilities costs; and professional services. Our general and administrative expenses are not allocated to other expense line items. We anticipate that our selling, general and administrative expenses will increase as a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, related regulations and ongoing revisions to disclosure and governance practices. Excluding litigation expenses, we expect that as a percentage of revenues, these expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our litigation with Samsung, described above in “Legal Proceedings”, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

In connection with the grant of stock options from 1996 through 2004, we recorded an aggregate of $30.3 million in deferred stock-based compensation within stockholders’ equity, due to the difference between the exercise price and the estimated fair value of common stock on the date of grant. The compensation expense is amortized over the vesting period of generally four years. As of December 31, 2004, we had an aggregate of $414,000 of deferred stock-based compensation remaining to be amortized through 2008.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Fiscal Year Ended December 31,
	2004	2003	2002
Revenues:
Intellectual property revenues	54.5%	68.0%	63.4%
Other intellectual property revenues	27.5	8.5	20.2
Service revenues	18.0	23.5	16.4

Total Revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues	13.2	18.0	15.1
Research and development	9.8	20.5	23.7
Selling, general and administrative	27.7	29.6	26.7
Stock-based compensation	0.3	3.0	6.9

Total operating expenses	51.0	71.1	72.4

Operating income (loss)	49.0	28.9	27.6
Interest and other income, net	1.1	0.5	0.2

Income before taxes	50.1	29.4	27.8
Benefit (provision) for income taxes	31.1	(4.4)	(4.7)

Net income	81.2%	25.0%	23.1%

Fiscal Year 2004 and 2003

Revenues.    Revenues for the year ended December 31, 2004 were $72.7 million compared with $37.3 million for the year ended December 31, 2003, an increase of $35.4 million, or 94.9%. The $35.4 million increase was primarily due to a $14.2 million increase in intellectual property revenues, a $16.8 million increase in other intellectual property revenues and a $4.4 million increase in service revenues.

Intellectual property revenues for the year ended December 31, 2004 were $39.6 million as compared to $25.4 million for the year ended December 31, 2003. This increase of $14.2 million or 56.0% consisted of $5.8 million from new customers and $8.4 million from existing customers. The increases are attributable to the signing of five new licensees and an increase in royalties reported by existing customers.

Other intellectual property revenues for the year ended December 31, 2004 were $20.0 million as compared to $3.2 million for the year ended December 31, 2003. This increase of $16.8 million or 531.1% was primarily due to resolutions of negotiations with NEC Electronics Corporation, OKI Electronic Industry Co. Ltd. and United Test and Assembly Center Ltd., totaling $4.8 million and $15.2 million from existing customers, which includes the $6.0 million payment received from Samsung Electronics for royalties relating to past production. These resolutions were greater than the aggregate amount negotiated with five customers in the year ended December 31, 2003 which totaled to approximately $3.2 million.

Service revenues for the year ended December 31, 2004 were $13.1 million as compared to $8.8 million for the year ended December 31, 2003, an increase of $4.3 million or 48.9%. This increase is directly related to the increase in number of government contracts. For the year ended December 31, 2004, revenues from government contracts increased by $4.6 million or 60.1% over the year ended December 31, 2003. Revenues from government contracts for the years ended December 31, 2004 and 2003 totaled $12.2 million and $7.6 million, respectively.

Cost of Revenues.    Cost of revenues for the year ended December 31, 2004 increased to $9.6 million, or 13.2% of revenues, from $6.7 million, or 18.0% of revenues, for the year ended December 31, 2003 primarily due to increased costs associated with an increase in service revenues. Cost of revenues primarily relates to service revenues as the cost of revenues associated with intellectual property revenues is de minimis. For the year ended December 31, 2004 and 2003 cost of revenues represented 73.3% and 76.9% respectively, of service revenues for each associated year. Cost of revenues as a percentage of total revenues will vary based on the service revenues component of total revenues. The majority of this increase in the year of 2004 was attributable to the allocation of more personnel to service-related projects and an increase in the number of these projects. Increased materials and subcontractor costs related to service-related projects also accounted for part of the increase in cost of revenues.

Research and Development.    Research and development expenses for the year ended December 31, 2004 decreased to $7.1 million, or 9.8% of revenues, from $7.7 million, or 20.5% of revenues, for the year ended December 31, 2003. This decrease of $554,000 in expenses is primarily due to the reassignment of more personnel resources to service revenues projects.

Selling, General and Administrative.    Selling, general and administrative expenses for the year ended December 31, 2004 increased to $20.1 million, or 27.7% of revenues, from $11.0 million, or 29.6% of revenues for the year ended December 31, 2003. The increase is attributable to the costs of being a public company and our litigation with Samsung, described above in “Legal Proceedings.” The increased costs related to being a public company are primarily salaries, professional fees and insurance. For the year ended December 31, 2004 these costs were $3.2 million, which included $550,000 of professional charges for the Company’s secondary public offering that closed on March 31, 2004. Total litigation expenses were $7.2 million for the year ended December 31, 2004, as compared to $2.9 million for the year ended December 31, 2003. We expect to continue to incur litigation expenses in upcoming quarters. The addition of personnel and personnel-related expenses for the expansion of sales and marketing efforts also contributed to the increase in selling, general and administrative expenses.

Stock-based Compensation.    Stock-based compensation decreased to $231,000 for the year ended December 31, 2004 as compared to $1.1 million for the year ended December 31, 2003. The decrease is due to lower amortization of deferred compensation related to issuance of stock options in 1998 through 2000.

Interest and Other Income, Net.    Interest and other income, net was $828,000 for the year ended December 31, 2004, compared to $195,000 for the year ended December 31, 2003. The increase is directly related to income earned on higher cash balances as a result of the proceeds from the Company’s initial public offering in November 2003 and positive cash flow generated from operations.

Benefit and Provision for Income Taxes.    For the year ended December 31, 2004, we recorded a provision benefit of $22.6 million consisting of $343,000 of Alternative Minimum Tax (“AMT”), $1.7 million of foreign withholding taxes off-set-by a benefit for the recognition of deferred tax assets of $24.7 million. The $24.7 million benefit is due to the reversal of the valuation allowance against our net operating loss, (“NOL”). Due to historic and current income, prospects of future book income and the resolution of the Samsung litigation, management determined that a valuation allowance was no longer necessary, as it is more likely than not that the deferred tax assets will be fully realized. For the year ended December 31, 2003, the provision of $1.6 million consisted of $213,000 of AMT and $1.4 million of foreign withholding taxes. Foreign withholding taxes paid, relate to statutory withholding taxes on license and royalty revenues earned in Japan, Korea and Singapore. We paid no federal or state income taxes in the year ended December 31, 2004 primarily due to our operating NOL and allowable stock option deductions related to gains that our employees realized on the exercise and sale of their stock options. In the year ended December 31, 2003, we paid no state income taxes.

Fiscal Year 2003 and 2002

Revenues.    Revenues for the year ended December 31, 2003 were $37.3 million compared with $28.3 million for the year ended December 31, 2002, an increase of $9.1 million, or 32.0%. The $9.1 million increase was primarily due to a $7.5 million increase in intellectual property revenues and a $4.1 million increase in service revenues, partially offset by a $2.5 million decrease in other intellectual property revenues. The increase in intellectual property revenues was principally due to a $3.5 million increase in revenues from existing licensees and a $3.9 million increase in revenues from signing of new licensees. The increase in revenues from existing licensees was primarily due to increased sales by our licensees of semiconductors that incorporate our technology, resulting in increased royalty payments. The increase in revenues from new licensees is primarily due to royalty payments. The increase in service revenues is due to service contracts entered into with new customers in late 2002 and early 2003. Other intellectual property revenues declined by $2.5 million primarily because the amounts we received upon our litigation settlement with Sharp Corporation in 2002, totaling $4.0 million, and upon resolution of negotiations with Hitachi, Rohm, Samsung and Toshiba, totaling $1.7 million, were greater than the aggregate amounts we received upon resolution of negotiations with Intel, Mitsubishi, Sanyo, Seiko Epson and Shinko in 2003, which totaled approximately $3.2 million.

Cost of Revenues.    Cost of revenues for the year ended December 31, 2003 increased to $6.7 million, or 18.0% of revenues, from $4.3 million, or 15.1% of revenues, for the year ended December 31, 2002 primarily due to increased costs associated with an increase in service revenues. Cost of revenues primarily relates to service revenues as the cost of revenues associated with intellectual property revenues is de minimis. Cost of revenues as a percentage of total revenue will vary based on the service revenues component of total revenues. The majority of this increase in the year of 2003 was attributable to the allocation of more personnel to service-related projects and an increase in the number of these projects. Increased materials and subcontractor costs related to service-related projects also accounted for part of the increase in cost of revenues.

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

Selling, General and Administrative.    Selling, general and administrative expenses for the year ended December 31, 2003 increased to $11.0 million, or 29.6% of revenues, from $7.6 million, or 26.7% of revenues, for the year ended December 31, 2002. The increase is attributable to our ongoing litigation with Samsung. Total litigation expenses were $2.9 million for the year ended December 31, 2003 as compared to $25,000 for the year ended December 31, 2002. We expect to continue to incur litigation expenses related to the Samsung legal proceeding in upcoming quarters. The addition of personnel and personnel-related expenses for the expansion of sales and marketing efforts also contributed to the increase in selling, general and administrative expenses.

Stock-based Compensation.    Stock-based compensation decreased to $1.1 million for the year ended December 31, 2003 as compared to $1.9 million for the year ended December 31, 2002. The decrease is due to lower amortization of deferred compensation related to issuance of stock options in 1998 through 2000.

Interest and Other Income, Net.    Interest and other income, net was $195,000 for the year ended December 31, 2003, compared to $45,000 for the year ended December 31, 2002. The increase was due to a one-time charge for a foreign translation loss of $237,000 in 2002.

Provision for Income Taxes.    Provision for income taxes increased to $1.6 million for the year ended December 31, 2003 from $1.3 million for the year ended December 31, 2002. For the year ended December 31, 2003, the provision consisted of $213,000 of federal alternative minimum tax, or AMT, and $1.4 million of foreign withholding taxes. For the year ended December 31, 2002, the total provision of $1.3 million related to foreign withholding taxes. Foreign withholding taxes paid relate to statutory withholding taxes on license and royalty revenues earned in Japan and Korea. We paid no state income taxes for the year ended December 31, 2003 and no federal or state income taxes for the year ended December 31, 2002.

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2004. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
	(in thousands, except per share data)
Revenues:
Intellectual property revenues	$6,547	$5,503	$5,987	$7,356	$8,896	$8,136	$10,399	$12,193
Other intellectual property revenues	462	414	1,293	1,000	1,974	6,606	9,350	2,068
Service revenues	2,248	2,266	1,924	2,321	2,251	2,904	3,896	4,063

Total Revenues	9,257	8,183	9,204	10,677	13,121	17,646	23,645	18,324

Operating expenses:
Cost of revenues	1,385	1,657	1,849	1,843	1,850	2,037	2,610	3,116
Research and development	1,793	1,911	1,997	1,960	2,221	1,855	1,490	1,541
Selling, general and administrative	2,198	2,688	2,839	3,305	4,212	4,667	4,954	6,311
Stock-based compensation	233	163	612	102	125	61	20	25

Total operating expenses	5,609	6,419	7,297	7,210	8,408	8,620	9,074	10,993

Operating income	3,648	1,764	1,907	3,467	4,713	9,026	14,571	7,331
Interest and other income (expense), net	81	52	69	(7)	109	133	233	353

Income before taxes	3,729	1,816	1,976	3,460	4,822	9,159	14,804	7,684
Benefit (provision) for income taxes	(520)	(371)	(370)	(365)	(723)	(497)	(999)	24,813

Net income	3,209	1,445	1,606	3,095	4,099	8,662	13,805	32,497
Cumulative preferred stock dividends in arrears	(2,742)	(3,445)	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$467	$(2,000)	$1,606	$3,095	$4,099	$8,662	$13,805	$32,497

Net income (loss) per common share; basic	$0.07	$(0.29)	$0.23	$0.13	$0.11	$0.22	$0.34	$0.78

Net income (loss) per common share; diluted	$0.06	$(0.29)	$0.04	$0.07	$0.09	$0.19	$0.30	$0.69

Weighted average number of shares used in per share calculation, basic	6,872	6,828	6,870	23,539	38,465	39,446	40,448	41,657

Weighted average number of shares used in per share calculation, diluted	8,353	6,828	40,869	44,711	45,904	46,472	46,655	47,229

The following table presents our historical results for the periods indicated as percentage of revenues, except per share data.

	Three Months Ended
	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
Revenues:
Intellectual property revenues	70.7%	67.2%	65.0%	68.9%	67.8%	46.1%	44.0%	66.5%
Other intellectual property revenues	5.0	5.1	14.0	9.4	15.0	37.4	39.5	11.3
Service revenues	24.3	27.7	21.0	21.7	17.2	16.5	16.5	22.2

Total Revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	15.0	20.2	20.1	17.3	14.1	11.5	11.0	17.0
Research and development	19.4	23.4	21.7	18.4	16.9	10.5	6.3	8.4
Selling, general and administrative	23.7	32.8	30.8	30.9	32.1	26.4	21.0	34.4
Stock-based compensation	2.5	2.0	6.6	0.9	1.0	0.3	0.1	0.1

Total operating expenses	60.6	78.4	79.2	67.5	64.1	48.7	38.4	59.9

Operating income	39.4	21.6	20.8	32.5	35.9	51.3	61.6	40.1
Interest and other income (expense), net	0.9	0.6	0.7	(0.1)	0.8	0.8	1.0	1.9

Income before taxes	40.3	22.2	21.5	32.4	36.7	52.1	62.6	42.0
Benefit (provision) for income taxes	(5.6)	(4.5)	(4.0)	(3.4)	(5.5)	(2.8)	(4.2)	135.4

Net income	34.7	17.7	17.5	29.0	31.2	49.3	58.4	177.4
Cumulative preferred stock dividends in arrears	(29.6)	(42.1)	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	5.0%	(24.4)%	17.5%	29.0%	31.2%	49.3%	58.4%	177.4%

Net income (loss) per common share; basic	$0.07	$(0.29)	$0.23	$0.13	$0.11	$0.22	$0.34	$0.78

Net income (loss) per common share; diluted	$0.06	$(0.29)	$0.04	$0.07	$0.09	$0.19	$0.30	$0.69

Weighted average number of shares used in per share calculation, basic	6,872	6,828	6,870	23,539	38,465	39,446	40,448	41,657

Weighted average number of shares used in per share calculation, diluted	8,353	6,828	40,869	44,711	45,904	46,472	46,655	47,229

Our intellectual property revenues grew sequentially in each quarter of 2004 and 2003, due to an increase in revenues from both existing licensees and the signing of new licensees with the exception of the quarters ending June 30, 2004 and June 30, 2003. Our intellectual property revenues declined in the quarter ended June 30, 2004 due to a slight decrease in royalty revenue from the prior quarter. The decline in June 30, 2003 was due to the timing of our signing of new licensees in the prior quarter.

Other intellectual property revenues have been significantly impacted by revenues related to the resolution of license negotiations and patent disputes, particularly in the quarters ended June 30, 2004 and September 30, 2004, due to our resolution of negotiations with NEC Electronics Corporation and the $6.0 million payment from Samsung Electronics, respectively.

Cost of revenues has generally increased throughout 2004 and 2003 consistent with overall growth in service revenues. Our costs of revenues primarily relate to service revenues.

Operating expenses generally increased throughout 2004 and 2003 due to the costs of being a public company and litigation expenses related to the Samsung case, described above in “Legal Proceedings.” If litigation expenses are excluded, operating expenses have generally increased in 2004 and 2003 to support our efforts to comply with evolving laws and regulations regarding corporate governance and the growth in revenues.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2004, we had federal net operating loss carryforwards of approximately $ 88.0 million and state net operating loss carryforwards of approximately $50.1 million. Approximately $44.7 million of the federal and state net operating loss carryforwards related to stock option deductions. The difference between the federal and state net operating loss carryforwards is attributable to the capitalization of research and development costs for state purposes. These operating loss carryforwards began to expire on various dates beginning in 2002, and will continue to expire through 2022. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and, more recently, through cash generated from operations. We have received a total of $93.7 million from private offerings of our equity securities and we generated $34.6 million of net proceeds from our initial public offering in November 2003. At December 31, 2004 we had $108.3 million in cash and cash equivalents.

Net cash provided by operating activities for the year ended December 31, 2004 was $36.1 million compared to $11.7 million for the year ended December 31, 2003. Operating cash flows in 2004 were generated from net income adjusted for non-cash expenses of $1.3 million and increases in accounts payable and accrued liabilities of $108,000 and $601,000, respectively, and a decrease in deferred revenue of $95,000. This was partially off-set by an increase in accounts receivable of $723,000 and other assets of $24.2 million. The increase in other assets was directly related to recording of our deferred tax assets of $24.7 million. Operating cash flows in 2003 were generated from net income adjusted for non-cash expenses of $2.1 million and increases in accounts payable, accrued liabilities and deferred revenue of $226,000, $1.0 million and $202,000, respectively. This was partially off-set by increases in accounts receivable and other assets of $657,000 and $540,000, respectively. The increase in accrued liabilities is directly related to increased litigation expenses related to the Samsung case, described above in “Legal Proceedings.”

Net cash provided by operating activities for the year ended December 31, 2003 was $11.7 million compared to $18.8 million in the comparable period in 2002. Operating cash flows in 2003 were generated from net income adjusted for non-cash expenses of $2.1 million and increases in accounts payable, accrued liabilities and deferred revenue of $226,000, $1.0 million and $202,000, respectively. This was partially off-set by increases in accounts receivable and other assets of $657,000 and $540,000, respectively. The increase in accrued liabilities is directly related to increased litigation expenses related to the Samsung case, described above in

“Legal Proceedings.” Net cash generated by operating activities for the year ended December 31, 2002 was generated primarily from net income adjusted for non-cash expenses of $3.1 million and a decrease in accounts receivable of $18.8 million. This was partially offset by decreases in accrued liabilities of $7.1 million and deferred revenue of $1.8 million. The decrease in accounts receivable was primarily due to the collection of a receivable related to a legal settlement with Texas Instruments late in 2001. The decrease in accrued liabilities was primarily due to payment of litigation costs.

Net cash used in investing activities for the year ended December 31, 2004 was $1.8 million consisting of $1.8 million of property and equipment purchases, off-set by $7,000 of proceeds from the sale of fixed assets. Net cash provided by investing activities for the year ended December 31, 2003 was $17.4 million, due to the sales of short-term marketable securities. Net cash used in investing activities for the year ended December 31, 2002 was $18.3 million, primarily due to net purchases of short-term marketable securities, and was primarily funded by cash from operations.

For the year ended December 31, 2004, net cash flows provided by financing activities were directly related to net proceeds from exercise of stock options and warrants and from the proceeds of our employee stock purchase program. Net cash provided by financing activities for year ended December 31, 2003 was $33.9 million comprised primarily of net proceeds of $34.6 million from the Company’s initial public offering. Net cash provided by financing activities for the comparable period in 2002 was $295,000 representing $567,000 in proceeds from the exercise of stock options off-set partially by repayment of capital lease obligations.

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

Contractual Cash Obligations

As of December 31, 2004 the following sets forth our minimum commitments under operating leases:

Year Ended December 31,	Amount
(in thousands)
2005	379
2006	377
2007	368
2008	368
2009	368
Thereafter	521

Total minimum lease commitments	$2,381

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

Revenue Recognition.    We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended by SAB 104. SAB 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue at the time until collection becomes reasonably assured, which is generally upon receipt of payment.

Estimating accrued liabilities.    We review our accounts payable and accrued liabilities at each reporting period, and accrue liabilities as appropriate. During this analysis we consider items such as research and development activity, commitments made to or the level of activity with vendors, payroll and employee-related costs, historic spending, budgeted spending and anticipated changes in the costs of services.

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

Stock-based compensation.    Our Amended and Restated 2003 Equity Incentive Plan is accounted for in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25” (“FIN 28”).

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

At December 31, 2003, we had deferred tax assets of $26.8 million which were fully reserved with a tax valuation allowance. During 2004, the deferred tax assets increased by approximately $16.0 million to $42.9 million. Additionally during 2004, management determined that it is more likely than not that certain future tax benefits will be realized as a result of historic and current income, prospects of future book income and the resolution of the Samsung litigation. Accordingly, we reduced the tax valuation allowance by $24.7 million to reflect the anticipated utilization of the deferred tax assets. The remaining deferred tax valuation allowance of $18.2 million relates to deferred tax assets from federal and state net operating losses resulting from stock option deductions. When recognized, the tax benefit from the loss carryforwards will be accounted for as a credit to additional paid in capital.

Litigation and Contingencies.    From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business, as well as other matters identified in “Legal Proceedings.”

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company in the quarter ending December 31, 2005. The Company is in the process of assessing the impact of adopting this new standard.

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

We may become involved in a dispute relating to our intellectual property or our contracts, which could include or be with a licensee, potential licensee or strategic partner. Our former lawsuit with Samsung (a licensee) and our current lawsuit with Infineon and Micron (potential licensees), as described above in “Legal Proceedings”, are examples. Any such dispute could cause the licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the company on both business and technical levels. Any litigation stemming from such a dispute could be very expensive and may cause us to cease being profitable. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation.

In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they fail to enter into a license agreement with us or pay for licensed technology, then we may be forced to commence legal proceedings against them.

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

In certain instances, we attempt to obtain patent protection for portions of our intellectual property portfolio, and our license agreements typically include both issued patents and pending patent applications. If we fail to obtain patents or if the patents issued to us do not cover all of the claims we asserted in our patent applications, others could use portions of our intellectual property without the payment of license fees and royalties. We also rely on trade secret law rather than patent law to protect other portions of our proprietary technology. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants and customers. We cannot be certain that these contracts have not been and will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we fail to use these mechanisms to protect our intellectual property, or if a court fails to enforce our contractual provisions with respect to these rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.

We may not be able to protect our confidential information, and this could adversely affect our business.

We generally enter into contractual relationships with our employees that protect our confidential information. The misappropriation of our trade secrets or other proprietary information could seriously harm our business. In addition, we may not be able to timely detect unauthorized use or transfer of our intellectual property and take appropriate steps to enforce our rights. In the event we are unable to enforce these contractual obligations and our intellectual property rights, our business could be adversely affected.

We may be required to undertake costly legal proceedings to enforce or protect our intellectual property rights and this may harm our business.

In the past we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We currently are involved in litigation with Micron and Infineon regarding our intellectual property rights, as described above in “Legal Proceedings”, and we expect to be involved in similar litigation in the future. Litigation is inherently uncertain and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology and otherwise negatively impact our business. Whether or not determined in our favor or settled by us, litigation is costly and diverts our managerial, technical, legal and financial resources from our business operations.

Our revenues may suffer if we cannot continue to license or enforce our intellectual property rights or if third parties assert that we violate their intellectual property rights.

We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in our technology. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our technology adequately against unauthorized third-party use, which could adversely affect our business. Third parties also may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreements to us. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our business could suffer.

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

We receive a significant amount of our revenues from a limited number of customers. In fiscal 2004, revenues from our top customer, Texas Instruments and Intel, accounted for 20% and 18% respectively, of our total revenues. We expect that a significant portion of our revenues will continue to come from a few customers for the foreseeable future. If we lose any of these customers, or if our revenues from them decline, our revenues may decrease substantially.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning current practices may adversely affect our reported financial results or the way we conduct our business.

For example, in the year 2004 the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123R (revised 2004), Share-Based Payment (FAS 123R), that requires companies to expense the value of employee stock options and similar awards using fair value methodologies. This accounting change, scheduled for an effective date of June 15, 2005 or any changes in existing taxation rules related to stock options could have a significant negative effect on our reported results and on our ability to provide accurate guidance on our future reported financial results as a result of the variability of the factors used to establish the value of stock options.

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenue associated with these customers.

We have agreements relating to services provided to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to audits relating to compliance with the regulations governing government contracts. A failure to comply with these regulations might result in suspension of these contracts, debarment from future government contracts, or civil and criminal penalties. In addition, the government may acquire certain intellectual property rights in data produced or delivered under such contracts and inventions made under such contracts.

Our financial and operating results may vary which may cause the price of our common stock to decline.

We currently provide guidance on revenue and expense and cash taxes on a quarterly and annual basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. We have had positive net income since the fourth quarter of 2001. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this report and the following:

•	the timing and compliance with license or service agreement and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	the amount of our service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our failure to protect or enforce our intellectual property rights;

•	legal proceedings affecting our patents or patent applications;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate—digital signal processor (DSP) semiconductors, application specific integrated circuits (ASIC) semiconductors, and memory;

•	changes in accounting principles or a requirement to treat stock option grants as an operating expense; and

•	cyclical fluctuations in semiconductor markets generally.

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

Due to fluctuations in our quarterly operating results and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. Technology companies have experienced greater than average stock price volatility than companies in many other industries in recent years and, as a result, have, on average, been subject to a greater number of securities class action claims. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

System security risks and systems integration issues could disrupt our internal operations or services provided to customers, which could harm our revenue, increase our expenses and harm our reputation and stock price.

Despite system redundancy, the implementation of security measures and the continuous monitoring of our internal information technology networking systems processes and controls, our systems are vulnerable to damages from numerous sources, including but not limited to; computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses in addressing problems created by security breaches of our network. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design and manufacture, including “bugs” and other problems that can unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede critical operating functions.

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems integration work. In particular, we are in the process of implementing new financial reporting and enterprise resource planning software. As a part of this effort, we are also upgrading hardware and existing software applications to support new implementations and administer our business information. We may not be successful in implementing the new systems and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of the new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our operations, our financial position and cash flows. Disruptions to these systems could also interrupt operational processes and adversely impact our ability to provide services and support to our customers and fulfill contractual obligations. As a result, our results of our operations, financial position, cash flows and stock price could be adversely affected.

We recently evaluated our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

We have performed the system and process evaluation and testing required for compliance with the management certification and auditor attestation requirements of Section 404. While we have implemented the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions for future finance related projects or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. Current infrastructure projects to replace legacy accounting systems and other systems related to financial information require that we implement the requirements of Section 404 in a timely manner for these new applications. If we do not complete these requirements in a timely fashion or with adequate compliance, we might be subject to investigation by regulatory authorities and a loss of public confidence in our internal controls, which could adversely affect our financial results and the market price of our common stock. In addition, to the extent that we or our independent registered public accounting firm identify a significant deficiency in our internal controls, the resources and costs required to remediate such deficiency could have a material adverse impact on our future results of operations.

We have a royalty-based business model, which is inherently risky.

Our long-term success depends on future royalties paid to us by licensees. Royalty payments are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology, although we do have royalty arrangements in which royalties are paid based upon a percent of the net sales price or in which royalties are paid on a per package basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming and potentially detrimental to our ongoing business relationship with our licensees. As a result, to date, we have primarily relied on the accuracy of the reports themselves without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving less royalty revenues than we are entitled to under the terms of our license agreements.

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

To date, our packaging technology has been used by several companies for high performance dynamic random access memory, or DRAM, chips. For example, packaging using our technology was designated by Rambus as the reference design package for its high performance Rambus DRAM chips. However, the DRAM designed by Rambus has not been widely adopted due to the use of competing technologies such as the first generation of DDR DRAM, which does not widely utilize advanced packaging technologies. DRAM manufacturers are also currently developing new high performance DRAM chips such as the next generation of DDR, referred to as DDR2 and DDR3, to meet increasing speed and performance requirements of electronic products. We believe that these new high performance DRAM chips will require advanced packaging technologies such as CSP, and we currently have licensees, including Samsung, who are paying royalties for DDR2 chips in advanced packages.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer electronic industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through May 6, 2022. We need to develop and patent successful innovations before our current patents expire.

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

We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can range from 6 to 18 months or longer. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

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

Cyclicality in the semiconductor industry may affect our revenues, and as a result, our operating results could be adversely affected.

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

We derive a significant portion of our revenues from licensees headquartered outside the United States, principally in Asia, and these revenues accounted for 42.7% of our total revenues in fiscal 2004. International operations are subject to a number of risks, including the following:

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are often subject to varying interpretations. As a result, their application in practice may evolve as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result of our efforts to comply with evolving laws, regulations and standards, we have increased and will likely continue to increase general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. In addition, director and officer liability insurance has become more expensive and we have purchased reduced coverage as compared to previous years. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2004 and 2003 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, including their attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting are included in this Annual Report on Form 10-K on pages F-1 through F-25 and are incorporated by reference into this Item 8.

Item 9.    Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect that transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as stated in their report which appears herein.

Bruce M. McWilliams	R. Douglas Norby
President and Chief Executive Officer	Chief Financial Officer and Senior Vice President

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers” and “Election of Directors” contained in the company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on May 19, 2005, (the “Proxy Statement”).

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

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference from the information under the captions “Election of Direcotrs” and “Compensation of Executive Officers” in the Proxy Statement.

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

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information under the caption “Ratification of Auditors in the Proxy Statement.

PART IV

Item 15.    Financial Statement Schedules, Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

Financial statement schedules other than those listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

(b) Exhibits:

The following documents are incorporated by reference or included in this report.

Exhibit Number	Exhibit Title
3.1*	Restated Certificate of Incorporation

3.2*	Restated Bylaws

4.1*	Specimen Common Stock Certificate

4.2*	Registration Rights Agreement, dated as of January 31, 2003, by and among registrant and the stockholders party thereto

4.3*	Warrant to purchase 6,666 shares of Series E 10% Cumulative Convertible Preferred Stock, issued on December 15, 1999 to Transamerica Business Credit Corp.

4.4*	Form of warrants to purchase an aggregate of 251,987 shares of Common Stock, issued on February 4, 2000 and July 1, 2000.

10.1*	Form of Indemnification Agreement between registrant and each of its directors and executive officers

10.2*	1991 Stock Option Plan

10.3*	Amended and Restated 1996 Stock Plan

10.4*	1999 Stock Plan

10.5††	Second Amended and Restated 2003 Equity Incentive Plan

10.6*	2003 Employee Stock Purchase Plan

10.7†*	TCC Master License Agreement, dated as of July 7, 1994, by and between Tessera, Inc. and Hitachi, Ltd.

10.8†*	Addendum to TCC Master License Agreement, dated as of January 31, 1997, by and between Tessera, Inc. and Hitachi, Ltd.

Exhibit Number	Exhibit Title

10.9†*	Letter Amendment to TCC Master License Agreement, dated as of September 23, 2002, by and between Tessera, Inc. and Hitachi, Ltd.

10.10*	Letter Amendment to TCC Master License Agreement, dated as of February 18, 2003, by and between Tessera, Inc. and Hitachi, Ltd.

10.11†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation

10.12*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation

10.13†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.14†*	TCC License Agreement, dated as of May 17, 1997, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.15†*	First Addendum to Limited TCC License Agreement, dated as of November 4, 1998, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.16*	Second Addendum to TCC License Agreement, dated as of June 1, 2001, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.17†*	TCC Patent License Agreement, dated as of January 22, 2003, by and between Tessera, Inc. and Seiko Epson Corporation

10.18†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.19†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

10.20†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments Incorporated

10.21**	Lease, dated as of April 1, 1995, by and between Tessera, Inc. and PNB Investors

10.22*	Agreement to Exercise Option to Renew, dated as of April 1, 2000, by and between Tessera, Inc. and PNB Investors

10.23+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Bruce M. McWilliams

10.24+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Nicholas J. Colella

10.25+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Michael A. Forman

10.26+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Christopher M. Pickett

10.27+*	Employment Offer Letter, dated as of July 30, 2003, by and between registrant and R. Douglas Norby

10.28+*	Employment Offer Letter, dated as of February 13, 2002, by and between Tessera, Inc. and Kirk E. Flatow

Exhibit Number	Exhibit Title

10.29†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

10.30	First Amendment to Lease, dated as of May 28, 2004, by and between Tessera, Inc. and The Horton 1992 Living Trust Dated November 20, 1992.

10.31+***	Restricted Stock Award Agreement, dated as of December 13, 2004, by and between registrant and Robert Boehlke

10.32+***	Employment Offer Letter, dated as of December 20, 2004, by and between registrant and Al Joseph.

21.1*	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

†	Confidential treatment has been granted as to certain portions of this agreement.

+	Indicates a management contract or compensatory plan or arrangement.

††	Filed as Appendix B to Tessera’s definitive proxy statement on Schedule 14A filed on April 15, 2004, and incorporated herein by reference.

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

**	Filed as Exhibit 10.24 to Tessera, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-45190), filed on September 5, 2000, and incorporated herein by reference.

***	Filed as Exhibit 4.1 to Tessera’s Current Report on Form 8-K filed on December 16, 2004, and incorporated herein by reference.

****	Filed as Exhibit 10.1 to Tessera’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005

TESSERA TECHNOLOGIES, INC.

By:	/S/ BRUCE M. MCWILLIAMS
Bruce M. McWilliams President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE M. MCWILLIAMS Bruce M. McWilliams	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/S/ R. DOUGLAS NORBY R. Douglas Norby	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 14, 2005

/S/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	March 14, 2005

/S/ BORJE EKHOLM Borje Ekholm	Director	March 14, 2005

/S/ JOHN B. GOODRICH John B. Goodrich	Director	March 14, 2005

/S/ D. JAMES GUZY D. James Guzy	Director	March 14, 2005

/S/ AL S. JOSEPH Al S. Joseph	Director	March 14, 2005

/S/ HENRY R. NOTHHAFT Henry R. Nothhaft	Director	March 14, 2005

/S/ ROBERT A. YOUNG Robert A. Young	Director	March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Tessera Technologies, Inc.:

We have completed an integrated audit of Tessera Technologies, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tessera Technologies, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

San Jose, California

March 14, 2005

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share Amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$108,339	$64,379
Accounts receivable	3,263	2,540
Other current assets	16,475	1,335

Total current assets	128,077	68,254
Property and equipment, net	2,484	1,725
Other assets	9,121	102

Total assets	$139,682	$70,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$984	$876
Accrued liabilities	3,615	3,014
Deferred revenue	107	202

Total current liabilities	4,706	4,092

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.001 par value; 150,021,000 and 150,001,000 shares authorized; 42,145,269 and 38,475,443 shares issued and outstanding	42	38
Additional paid-in capital	167,359	157,178
Deferred stock-based compensation	(414)	(153)
Accumulated deficit	(32,011)	(91,074)

Total stockholders’ equity	134,976	65,989

Total liabilities and stockholders’ equity	$139,682	$70,081

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Intellectual property revenues	$39,624	$25,393	$17,925
Other intellectual property revenues	19,998	3,169	5,715
Service revenues	13,114	8,759	4,630

Total revenues	72,736	37,321	28,270

Operating expenses:
Cost of revenues (1)	9,613	6,734	4,264
Research and development (1)	7,107	7,661	6,700
Selling, general and administrative (1)	20,144	11,030	7,552
Stock-based compensation	231	1,110	1,942

Total operating expenses	37,095	26,535	20,458

Operating income	35,641	10,786	7,812
Other income, net	828	195	45

Income before taxes	36,469	10,981	7,857
Benefit (provision) for income taxes	22,594	(1,626)	(1,318)

Net income	59,063	9,355	6,539
Cumulative preferred stock dividends in arrears	—	(6,187)	(12,941)

Net income attributable to common stockholders	$59,063	$3,168	$(6,402)

Basic and diluted net income per share attributable to common stockholders:
Net income per common share; basic	$1.47	$0.28	$(0.94)

Net income per common share; diluted	$1.27	$0.22	$(0.94)

Weighted average number of shares used in per share calculations; basic	40,077	11,141	6,784

Weighted average number of shares used in per share calculations; diluted	46,622	41,653	6,784

(1) Operating expense line item detail excludes stock-based compensation, as follows:
Cost of revenues	$—	$1	$3
Research and development	56	397	527
Selling, general and administrative	175	712	1,412

Total	$231	$1,110	$1,942

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Amount
Balance at December 31, 2001	6,578	$7	$25,909	$(2,477)	$(106,968)	$(235)	$(83,764)
Issuance of common stock in connection with exercise of stock options and warrants	384	—	567	—	—	—	567
Deferred stock-based compensation	—	—	85	(85)	—	—	—
Amortization of deferred stock-based compensation, net of reversal	—	—	—	1,942	—	—	1,942
Dissolution of Tessera Technology Pte. Ltd	—	—	—	—	—	237	237
Unrealized loss on available for sale securities	—	—	—	—	—	(13)	(13)	(13)
Net income	—	—	—	—	6,539	—	6,539	6,539

Balance at December 31, 2002	6,962	7	26,561	(620)	(100,429)	(11)	(74,492)	6,526

Issuance of common stock in connection with exercise of stock options and warrants	677	1	1,068	—	—	—	1,069
Issuance of common stock in connection with the initial public offering	3,059	3	34,587	—	—	—	34,590
Issuance of common stock	1	0	—	—	—	—	0
Repurchase of common stock	(135)	—	(269)	—	—	—	(269)
Repurchase of convertible preferred stock	—	—	896	—	—	—	896
Conversion of preferred stock into common in connection with the initial public offering	27,911	27	121,229	—	—	—	121,256
Issuance of preferred stock dividend	—	—	(27,600)	—	—	—	(27,600)
Deferred stock-based compensation	—	—	90	(90)	—	—	—
Amortization of deferred stock-based compensation, net of reversal	—	—	—	557	—	—	557
Issuance of stock options to consultants in exchange for services	—	—	553	—	—	—	553
Tax benefits in connection with stock options	—	—	63	—	—	—	63
Unrealized loss on available for sale securities	—	—	—	—	—	11	11	11
Net income	—	—	—	—	9,355	—	9,355	9,355

Balance at December 31, 2003	38,475	$38	$157,178	$(153)	$(91,074)	$—	$65,989	$9,366

Issuance of common stock in connection with exercise of stock options and warrants	3,631	4	9,259	—	—	—	9,263
Issuance of common stock in connection with employee stock purchase	29	—	430	—	—	—	430
Issuance of restricted stock	10	—	381	(381)	—	—	—
Amortization of deferred stock-based compensation, net of reversal	—	—	—	120	—	—	120
Issuance of stock options to consultants in exchange for services	—	—	111	—	—	—	111
Net income	—	—	—	—	59,063	—	59,063	59,063

Balance at December 31, 2004	42,145	$42	$167,359	$(414)	$(32,011)	$—	$134,976	$59,063

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$59,063	$9,355	$6,539
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	962	895	927
Gain on disposal of fixed assets	72	37	9
Stock-based compensation, net	231	1,110	1,942
Tax benefits from stock options	—	63	—
Unrealized gain and foreign translation	—	11	224
Changes in operating assets and liabilities:
Accounts receivable	(723)	(657)	18,802
Other assets	(24,159)	(540)	(273)
Accounts payable	108	226	(571)
Accrued liabilities	601	1,002	(7,058)
Deferred revenue	(95)	202	(1,784)

Net cash provided by operating activities	36,060	11,704	18,757

Cash flows from investing activities:
Purchases of property and equipment	(1,800)	(1,489)	(459)
Proceeds from sale of fixed assets	7	52	—
(Purchases) sales of short-term investments, net	—	18,829	(17,880)

Net cash used in investing activities	(1,793)	17,392	(18,339)

Cash flows from financing activities:
Proceeds from initial public offering, net	—	34,590	—
Repayment of capital lease obligations	—	—	(272)
Proceeds from exercise of stock options and warrants, net	9,262	1,069	567
Proceeds from employee stock purchase program	431	—	—
Repurchase of common stock	—	(269)	—
Repurchase of preferred stock	—	(1,448)	—

Net cash provided by (used in) financing activities	9,693	33,942	295

Net increase (decrease) in cash and cash equivalents	43,960	63,038	713
Cash and cash equivalents at beginning of period	64,379	1,341	628

Cash and cash equivalents at end of period	$108,339	$64,379	$1,341

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$1

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$—	$90	$85

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiary, Tessera, Inc., herein referred to as “Tessera” and together with its wholly-owned subsidiaries, Tessera, Inc. and Tessera Global, Inc., herein referred to as the “Company”) develops semiconductor packaging technology that meets the demand for miniaturization and increased performance of electronic products. The Company licenses its technology to its customers, enabling them to produce semiconductors that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products including digital cameras, MP3 players, personal computers, personal digital assistants, video game consoles and wireless phones.

Tessera was first incorporated in the state of Delaware in May 1990, as the entity Tessera, Inc. Tessera, Inc. was formed to develop Tessera’s proprietary semiconductor packaging technology and to promote the adoption of this technology in the semiconductor industry. In January 2003, in a corporate reorganization, each outstanding share of each class and series of Tessera Inc.’s capital stock was converted into a share of equivalent class and series of Tessera Technologies, Inc., a newly-formed Delaware corporation. Consequently, Tessera, Inc. became a wholly-owned subsidiary of Tessera Technologies, Inc. Tessera Technologies, Inc. is a non-operating holding company that has no assets other than its shares in Tessera, Inc. The financial position, results of operations and cash flows of Tessera, Inc. are the same as that of Tessera Technologies, Inc. when consolidated with Tessera, Inc. Since this was a reorganization of entities under common control, the financial statements are presented as if Tessera Technologies, Inc. was in existence for all periods presented. In July 2004, Tessera Global, Inc. was incorporated in Jersey as a subsidiary of Tessera Technologies, Inc. and was formed to license semiconductor packaging technology.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Research and development costs

Research and development costs consist primarily of compensation and related costs for personnel as well as costs related to patent prosecution, materials, supplies and equipment depreciation. All research and development costs are expensed as incurred.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their respective fair values because of the short-term maturity of these items.

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

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues from continuing operations for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Customer
Texas Instruments, Inc	20%	28%	23%
Intel Corporation	18%	9%	4%
Sharp	5%	4%	21%

The Company’s accounts receivable are concentrated with two customers at December 31, 2004, representing 41% and 16% of aggregate gross receivables, and four customers at December 31, 2003, representing 32%, 14%, 13%, and 13% of aggregate gross receivables.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The depreciation and amortization periods for property and equipment are as follows:

Furniture and equipment	One to five years
Leasehold improvements	Shorter of the estimated useful life or the remaining term of the lease

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

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Under the provisions of SAB No. 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed and determinable, and collectibility of the resulting receivable is reasonably assured.

Intellectual property revenues

Intellectual property revenues include revenues from license fees and from royalty payments. Licensees typically pay a non-refundable license fee. Revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, the Company’s technology license agreements typically provide for indemnification of customers for intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws, and applicable Delaware law. As of December 31, 2004, no such claims have been filed against the Company, and no liability has been accrued.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value method as prescribed by SFAS No. 123. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model (in thousands except per share data):

	Years Ended December 31,
	2004	2003	2002
Net income attributable to common stockholders — as reported	$59,063	$3,168	$(6,402)
Plus: Stock-based employee compensation expense determined under APB 25, included in reported net income attributable to common stockholders, net of tax	58	557	1,942
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(8,826)	(1,283)	(3,077)

	50,295	2,442	(7,537)
Effect of dilutive securities:
Plus: Cumulative preferred stock dividends in arrears	—	6,187	—

Net income attributable to common stockholders — as adjusted	$50,295	$8,629	$(7,537)

Basic net income per common share:
As reported	$1.47	$0.28	$(0.94)
As adjusted	$1.26	$0.22	$(1.11)
Diluted net income per common share:
As reported	$1.27	$0.22	$(0.94)
As adjusted	$1.08	$0.21	$(1.11)

The weighted-average fair value, as defined by SFAS No. 123, options granted for the years ended December 31, 2004, 2003, and 2002 were $11.57, $0.60, and $0.59, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. Also, prior to the IPO, the Company has used the minimum value method as prescribed by SFAS No. 123. The Company included an expected volatility factor in the Black-Scholes model only after the IPO. The following weighted average assumptions are used to estimate the fair value of stock option grants in 2004, 2003, and 2002

	Years Ended December 31,
	2004	2003	2002
Expected life (years)	5	5	5
Risk-free interest rate	3.4%	3.0%	4.1%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	69.0%	85.6%	—

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2004 Employee Stock Purchase Plan (“ESPP”) during the year ended December 31, 2004 was $8.94. The following weighted average assumptions are used in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	Years Ended December 31,
	2004	2003	2002
Expected life (years)	2	—	—
Risk-free interest rate	3.4%	—	—
Dividend yield	0.0%	—	—
Expected volatility	57.7%	—	—

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net income from continuing operations	$59,063	$9,355	$6,539
Less: Cumulative preferred stock dividends in arrears	—	(6,187)	(12,941)

Net income (loss) attributable to common stockholders	59,063	3,168	(6,402)
Effect of dilutive securities
Add: Cumulative preferred stock dividends in arrears	—	6,187	—

Net income (loss) attributable to common stockholders with assumed conversions	$59,063	$9,355	$(6,402)

Denominator:
Weighted average common shares outstanding	40,090	11,151	6,842
Less: Unvested common shares subject to repurchase	(13)	(10)	(58)

Total shares; basic	40,077	11,141	6,784
Effect of dilutive securities
Add: Convertible preferred stock	—	24,241	—
Stock options and warrants	6,532	6,261	—
Unvested common shares subject to repurchase	13	10	—

Total shares; diluted	46,622	41,653	6,784

Net income (loss) per common share; basic	$1.47	$0.28	$(0.94)

Net income (loss) per common share; diluted	$1.27	$0.22	$(0.94)

The following outstanding mandatorily redeemable cumulative convertible preferred stock and warrants, common stock warrants, and common stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Years Ended December 31,
	2004	2003	2002
Mandatorily redeemable cumulative convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	—	25,555
Mandatorily redeemable cumulative convertible preferred stock warrants (assuming conversion, using appropriate conversion ratio, to common shares)	—	—	278
Common warrants	—	—	417
Common stock options	11	189	6,846

Recent accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However,

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company in the quarter ending September 30, 2005. The Company is in the process of assessing the impact of adopting this new standard.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consists of the following (in thousands):

	December 31,
	2004	2003
Trade	$1,681	$1,500
Other	1,582	1,040

	$3,263	$2,540

Other current assets consists of the following (in thousands):

	December 31,
	2004	2003
Deferred tax asset	$15,632	$—
Other	843	1,335

	$16,475	$1,335

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Furniture and equipment	$10,125	$8,786
Leasehold improvements	1,616	1,626

	11,741	10,412
Less: Accumulated depreciation and amortization	(9,257)	(8,687)

	$2,484	$1,725

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002, amounted to $962,000, $895,000 and $927,000, respectively.

Other assets consists of the following (in thousands):

	December 31,
	2004	2003
Deferred tax asset	$9,036	$—
Other	85	102

	$9,121	$102

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Employee compensation and benefits	$2,519	$1,439
Legal fees	487	1,246
Other	609	329

	$3,615	$3,014

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

During 2003, the Company repurchased 535,998, 30,832, 13,332 and 128 shares of Series C, D, E and E-1 preferred stock with a total carrying value of $2,344,000. These shares were repurchased for a total of $1,448,000. Also, as a result of a cashless exercise of Series B preferred stock warrant, the Company issued 27,472 shares of Series B preferred stock.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Repurchase of common stock

As part of the Company’s reorganization in January 2003, the Company repurchased 134,666 shares of common stock for a total of $269,000 from several stockholders’ that exercised their dissenters’ rights. The shares were repurchased at a price of $2.01 per share, and were cancelled by the company after the repurchase.

Preferred and common stock warrants

On May 5, 1999, the Company issued a warrant, in connection with an existing lease arrangement, to purchase 21,588 shares of Series C Preferred Stock at an exercise price of $7.50 per share. The warrants expired the earlier of 2009 or 5 years following a qualified public offering. The fair value of these warrants was determined to be $63,000 based on the Black-Scholes option-pricing model. This amount has be included as part of other expenses. Upon completion of the initial public offering on November 13, 2003, this warrant has converted into common stock warrant. During the secondary public offering (“Secondary Offering”) in 2004, 21,290 shares were exercised.

On February 4, 2000, in connection with the issuance of Series E preferred stock, the Company issued warrants to a financial advisor to purchase 235,321 shares of common stock at an exercise price of $7.50 per share. The warrants expired the earlier of 2005 or 24 months following a qualified public offering. The warrants include rights and provisions similar to those granted to the holders of Series E preferred stock. The Company determined the fair value of the warrants to be $876,000, based on the Black-Scholes option-pricing model and the amount has been recognized immediately as stock issuance costs. Upon completion of the initial public offering on November 13, 2003, this warrant has converted into common stock warrant. In 2004, the warrant was transferred to various individuals and 200,434 shares were exercised.

On February 17, 2000, the Company issued warrants, in connection with an existing lease arrangement, to purchase 6,666 shares of Series E Preferred Stock at an exercise price of $7.50 per share. The fair value of these warrants was determined to be $50,000 based on the Black-Scholes option-pricing model. This amount has been included as part of other expenses. Upon completion of the initial public offering on November 13, 2003, this warrant has converted into a warrant to purchase shares of common stock.

On July 1, 2000, the Company issued warrants to purchase 16,666 shares of the Company’s common stock at an exercise price of $9.00 per share in connection with the issuance of Series E-1 preferred stock. The warrants expire the earlier of 2005 or 24 months following a qualified public offering. The warrants include rights and provisions similar to those granted to the holders of Series E preferred stock. The Company determined the fair value of the warrants to be $133,000 using the Black-Scholes option-pricing model and the amount has been recognized immediately as stock issuance costs. In 2004, the warrant was transferred to various individuals and 12,500 shares were exercised.

On August 29, 2000, the Company issued warrants to consultants to purchase an aggregate of 240,000 shares of the Company’s common stock, at an exercise price of $4.50 per share. The warrants expired unexercised in August 2002.

At December 31, 2004, the Company has reserved 46,017 shares of common stock for the exercise of warrants.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Tax benefits from stock options

During the year ended December 31, 2004, 2003, and 2002 various employees exercised their fully-vested non-qualified stock options. The tax benefits from such employee stock option transactions reduced the Company’s income taxes currently payable for federal and state purposes. These benefits totaled $0, $63,000 and $0 and were reflected as a credit to Stockholders’ Equity.

Stock Option Plans

The 1991 Plan

In November 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”). Under the 1991 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In the case of incentive stock options, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. All options granted to date under the 1991 Plan have been granted at an exercise price equal to the fair value of the Company’s common stock on the date of grant. Options granted under the 1991 Plan generally have a term of ten years from the date of grant and vest over a four year period. After December 1996, no further options were granted from this plan, nor does the Company have any intention of issuing additional grants under this plan. As of December 31, 2004, there were no shares reserved for grant under this plan.

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

The 1996 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under the 1996 Plan generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options would have vested. After February 1999, no further options were granted from this plan, nor does the Company have any intention of issuing additional grants under this plan. As of December 31, 2004, there were no shares reserved for grant under this plan.

The 1999 Plan

In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”), which was approved by the stockholders in May 1999. The terms of the 1999 Plan are similar to the terms of the 1996 Plan. After December 2002, no further options were granted under this plan, nor does the Company have any intention of issuing additional grants under this plan. As of December 31, 2004, there were no shares reserved for grant under this plan.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The 2003 Plan

In February 2003, the Board of Directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of December 31, 2004, there were 1,744,605 shares reserved for grant under this plan.

A summary of all option activity is presented below (number of shares in thousands):

	Shares Available	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	1,037	6,822	$2.17
Additional shares authorized	2,000	—	—
Options granted	(2,115)	2,115	3.25
Options exercised	—	(384)	1.48
Option canceled	267	(349)	2.83

Balance at December 31, 2002	1,189	8,204	2.45
Additional shares authorized	2,100	—	—
Options granted	(1,437)	1,437	4.81
Options exercised	—	(613)	1.74
Option canceled	608	(641)	3.42

Balance at December 31, 2003	2,460	8,387	2.83
Additional shares authorized	1,000	—	—
Options granted	(1,865)	1,865	19.40
Options exercised	—	(3,484)	2.58
Option canceled	150	(150)	7.30

Balance at December 31, 2004	1,745	6,618	$7.50

At December 31, 2004, only the cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1991 and 1996 Plans are not considered available for grant.

The following table summarizes information about stock options outstanding and exercisable under all plans at December 31, 2004 (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of exercise prices:	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.53-$1.65	1,147	4.43	$1.51	1,147	$1.51
$2.10-$2.63	1,452	6.09	2.21	1,279	2.23
$3.25-$7.00	2,147	7.53	4.25	991	4.40
$9.00-17.75	1,088	9.28	16.91	89	14.03
$17.84-$38.25	784	9.41	21.94	165	18.21

$0.15-$9.60	6,618	7.19	$7.50	3,671	$3.60

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock-based compensation

The stock-based compensation expense related to stock options granted to employees is detailed as follows (in thousands):

	December 31,
	2004	2003	2002
Cost of revenues	$—	$1	$3
Research and development	56	397	527
Selling, general and administrative	175	712	1,412

Total	$231	$1,110	$1,942

The Company recorded a total of $20,128,000 in unearned compensation through December 31, 2004, representing the difference between the fair value of common stock at the date of grant and the exercise price of such options.

Stock-based compensation expense related to stock options granted to non-employees is recognized as services are rendered. At each reporting date, the Company revalues the stock-based compensation expense related to unvested non-employee options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate with changes in the fair market value of the Company’s common stock. In connection with the grant of stock options to consultants, the Company recognized stock-based compensation expense of $173,000, $553,000, and $308,000 during fiscal 2004, 2003 and 2002, respectively.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

As of December 31, 2004, an aggregate of 29,109 common shares were purchased.

NOTE 6 – BENEFIT PLAN

In November 1995, the Company established a 401(k) plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company does not currently match employee contributions.

Related to the 401(k) plan, the Company recognized expense of approximately $35,000, $29,000 and $10,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 7 – INCOME TAXES

The benefit from (provision for) taxes on earnings was as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Federal:
Current	$(343)	$(213)	$—
Deferred	19,119	—	—

	18,776	(213)	—
State:
Current	—	—	—
Deferred	5,549	—	—

	5,549	—	—
Foreign withholding tax	(1,731)	(1,413)	(1,318)

Total benefit from (provision for) income taxes	$22,594	$(1,626)	$(1,318)

At December 31, 2003, the Company had deferred tax assets of $26,829,000 which were fully reserved with a tax valuation allowance. During 2004, the deferred tax assets increased by approximately $16,043,000 to $42,872,000. Additionally during 2004, the Company determined that it is more likely than not that certain future tax benefits will be realized as a result of historic and current income, prospects of future book income and resolution of the Samsung litigation. Accordingly, the Company reduced the tax valuation allowance by

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

$24,668,000 to reflect the anticipated utilization of the deferred tax assets. The remaining deferred tax asset of $18,204,000 relate to deferred tax assets from federal and state net operating losses resulting from stock option deductions. Due to the uncertainty regarding the realization of the tax assets, a valuation allowance of $18,204,000 has been recorded. When recognized, the tax benefit from the loss carryforwards will be accounted for as a credit to additional paid in capital.

The provision for foreign taxes for the years ended December 31, 2004, 2003 and 2002 relate solely to foreign withholding taxes paid on royalty revenues earned in foreign jurisdictions.

Deferred tax assets are related to the following (in thousands):

	December 31,
	2004	2003
Net operating loss carryforwards	$33,668	$20,136
Credits	5,636	3,109
Expenses not currently deductible	2,697	2,573
Capitalized research and development costs	871	1,011

Gross deferred tax asset	42,872	26,829

Valuation allowance	(18,204)	(26,829)

Net deferred tax asset	$24,668	$—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective rate is as follows:

	December 31,
	2004	2003	2002
Tax at federal statutory rate	35.00%	34.00%	34.00%
State, net of federal benefit	5.75%	5.13%	5.25%
Stock-based compensation	(18.33)%	0.00%	8.41%
True-up of prior year taxes & other	2.14%	(5.70)%	(9.83)%
Foreign withholding tax	4.73%	12.84%	16.78%
Credits	(4.30)%	(1.36)%	(0.37)%
Change in valuation allowance	(86.94)%	(30.14)%	(37.46)%

Total	(61.95)%	14.77%	16.78%

As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $87,960,000 and state net operating loss carryforwards of approximately $50,122,000. Approximately $44,672,000 of the federal and state net operating loss carryforwards related to stock option deductions. The difference between the federal and state net operating loss carryforwards is attributable to the capitalization of research and development costs for state purposes. These operating loss carryforwards began to expire on various dates beginning in 2002, and will continue to expire through 2022.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facility and office equipment under operating leases which expire through 2011. Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $437,000,

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

$525,000 and $443,000, respectively. As of December 31, 2004, future minimum lease payments are as follows (in thousands):

2005	$379
2006	377
2007	368
2008	368
2009	368
Thereafter	521

$2,381

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

On December 31, 2001, the Company and TI entered into an agreement to settle the parties’ disputes regarding the 1996 License Agreement and TI’s alleged infringement of the 5,679,977 and 5,852,326 patents. The settlement resulted in a dismissal of the case on January 9, 2002. Under the terms of the settlement, the parties released each other from all pending claims and counterclaims. TI agreed to make a one-time payment to the Company for all claims between the parties arising from activities prior to January 1, 2002. The Company recognized payments related to 2001 as intellectual property revenues. The remaining portion of the settlement relating to prior year royalty obligation was recognized as other intellectual property revenues. TI also executed a royalty-bearing license for certain semiconductor package types, which was recognized as intellectual property revenues in January 2002 as the License Agreement’s effective date was January 1, 2002.

On March 28, 2001, the Company filed two actions against Sharp for infringing the Company’s U.S. Patents 5,852,326 and 5,679,977, one in the U.S. District Court for the Northern District of California (Tessera, Inc. v. Sharp Corporation and Sharp Electronics Corporation, Civ. No. 00-20337 JW ) and one in the International Trade Commission (“ITC”) (In re Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, ITC Inv. No. 337-TA-432). On September 25, 2001, an ITC administrative law judge found in a written decision that Sharp’s products infringed the Company’s patents and that the Company’s patents were not invalid and were enforceable. The full commission affirmed this decision on November 15, 2001. The parties settled both lawsuits on January 24, 2002.

The Company settled with Sharp, whose face-up chip-scale packages were determined to be in violation of the Company’s patents for semiconductor packaging. Under the terms of the settlement, the parties released each other from all pending claims and counterclaims. Sharp agreed to make a payment of $5,000,000 to the Company for all claims between the parties arising from activities before the execution of the Settlement Agreement. Upon execution of the Settlement Agreement, both parties entered into a royalty bearing Immunity Agreement covering certain semiconductor package types, which was recognized as intellectual property revenues and other intellectual property revenues. Following the execution of the Settlement Agreement, the parties asked the Commission to delay the entry of any exclusion and/or cease and desist orders to give the parties an opportunity

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

to file a joint motion for termination of the investigation. The ITC investigation has now been terminated. The Company recognized payments related to 2002 as intellectual property revenues.

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

As described below, during the fiscal year ending December 31, 2004, we were involved in a lawsuit with Samsung Electronics Company, Ltd., one of our customers, and its U.S. subsidiaries Samsung Electronics America and Samsung Semiconductor, Inc. (collectively “Samsung”).

On December 16, 2002, Samsung Electronics Company, Ltd. initiated a declaratory judgment action against the Company in the U.S. District Court for the Northern District of California seeking a declaratory judgment, alleging that: (1) it had not breached the license agreement it entered into with the Company in 1997 allegedly because its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages are not covered by the license agreement and, therefore, it owes the Company no royalties for such packages; (2) the license agreement remained in effect because it was not in breach for failing to pay royalties for such packages and, therefore, the Company’s termination of the license agreement was not effective; (3) its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages did not infringe the Company’s U.S. Patents Nos. 5,852,326, 5,679,977, 6,433,419 and 6,465,893; and (4) these four Tessera patents were invalid and unenforceable.

On February 18, 2003, the Company filed an answer in which the Company denied Samsung’s allegations, including its allegations that the Company’s patents are invalid or unenforceable. The Company also filed a counterclaim in which the Company alleged that: (1) Samsung Electronics Company, Ltd. had breached the license agreement by, among other things, failing to pay the Company royalties for the use of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893, 5,950,304 and 6,133,627; (2) the Company’s termination of the 1997 license agreement was effective and the 1997 license agreement was terminated; and (3) Samsung and its U.S. subsidiaries Samsung Electronics America and Samsung Semiconductor, Inc. had infringed these six Tessera patents.

On November 16, 2004, after trial of the parties’ contentions of breach on contract and the underlying patent issues had commenced, the parties executed a Memorandum of Understanding (“MOU”), agreeing to settle the litigation and ending the trial. The court conditionally dismissed the lawsuit on November 17, 2004. Thereafter, on January 26, 2005, the parties executed a definitive Settlement Agreement and a Restated License Agreement, formalizing the MOU. The parties executed a Stipulated Dismissal with Prejudice on February 2, 2005, which the court signed on February 4, 2005, finally dismissing the lawsuit.

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information.” Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: developing and licensing of advanced packaging technologies.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Years Ended December 31,
	2004	2003	2002
United States	$41,019	$22,744	$12,299
Taiwan	1,084	468	1,517
Singapore	738	—	—
Korea	6,534	1,581	2,218
Japan	22,744	11,926	11,691
Europe	—	24	537
Other	617	578	8

	$72,736	$37,321	$28,270

All of the Company’s long-lived assets are located in the United States.

NOTE 10 – RELATED PARTY TRANSACTIONS

On June 1, 1999, a member of the Board of Directors was engaged by the Company as a consultant, advising the Chief Executive Officer and other Company executives on business matters, for a period of three years for a monthly fee of $5,000. In connection with this contract, the Director was granted an option to purchase 226,666 and 82,000 shares of common stock in 1999 and 2001 with exercise prices of $1.50 and $2.10 per share, respectively. The Company has recognized $48,000, $69,000 and $35,000 of consulting expenses in 2004, 2003 and 2002, respectively. On May 19, 2004, the Director retired as a member of the Board of Directors.

On June 1, 2001, a member of the Company’s Board of Directors was engaged by the Company as a consultant to provide business development and strategic planning advice and assistance relating to government research and development contracts and semiconductor and wireless opportunities. In lieu of receiving any cash compensation for his consulting services, the Director was granted an option to purchase 324,000 shares of the Company’s common stock at an exercise price of $2.10 per share. These options vest over a period of three years. At each reporting date, the Company revalues the stock-based compensation expenses related to the unvested options using the Black-Scholes option-pricing model. At December 31, 2004, the option was fully vested. The Company has recognized $93,000 and $513,000 of compensation expenses related to these options in 2004 and 2003, respectively.

NOTE 11 – SUBSEQUENT EVENT

On March 1, 2005, the Company filed a lawsuit against Micron Technology, Inc. and its subsidiary Micron Semiconductor Products, Inc. (collectively “Micron”) and against Infineon Technologies AG, Infineon Technologies Richmond LP and Infineon Technologies North America Corp. (collectively “Infineon”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893, and 6,133,627 arising from Micron’s and Infineon’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees and costs. We also seek to enjoin Micron and Infineon from continuing to infringe these patents in the future.

This proceeding has just begun, and the Company cannot predict its outcome. Discovery has not begun, and no trial date has yet been set. An adverse decision in this proceeding could significantly harm our business.