Form 10-K/A
period 2004-12-31
TESSERA TECHNOLOGIES INC
filed 2005-05-06
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of common stock as reported on the Nasdaq National Market, on March 11, 2005 was $1,868,299,156.

As of March 11, 2005, 43,267,697 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for registrant’s 2005 Annual Meeting of Stockholders to be held May 19, 2005 will be filed with the Commission within 120 days after the close of the registrant’s fiscal year and are incorporated by reference in Part III.

EXPLANATORY NOTE

This amended Form 10-K/A is being filed solely to correct a typographical error regarding our aggregate market value on the cover page of our Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

Our certifying officers have certified this filing via updated Sections 302 and 906 certifications, attached hereto as Exhibits 31.1, 31.2 and 32.1.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2005

TESSERA TECHNOLOGIES, INC.

By:	/s/ BRUCE M. MCWILLIAMS
Bruce M. McWilliams President and Chief Executive Officer

2