Form 10-Q
period 2005-03-31
TESSERA TECHNOLOGIES INC
filed 2005-05-13
CIK 1261694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐.

As of May 9, 2005, 43,919,392 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$127,127	$108,339
Accounts receivable	4,781	3,263
Other current assets	12,087	16,475

Total current assets	143,995	128,077
Property and equipment, net	3,345	2,484
Other assets	9,139	9,121

Total assets	$156,479	$139,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,360	$984
Accrued liabilities	2,942	3,615
Deferred revenue	55	107

Total current liabilities	4,357	4,706

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock: $0.001 par value; 150,021,000 shares authorized; 43,490,811 and 42,145,269 shares issued and outstanding	43	42
Additional paid-in capital	172,671	167,359
Deferred stock-based compensation	(524)	(414)
Accumulated deficit	(20,068)	(32,011)

Total stockholders’ equity	152,122	134,976

Total liabilities and stockholders’ equity	$156,479	$139,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Intellectual property revenues	$11,833	$8,896
Other intellectual property revenues	12,310	1,974
Service revenues	3,756	2,251

Total revenues	27,899	13,121

Operating expenses:
Cost of revenues	2,963	1,850
Research and development (1)	1,505	2,221
Selling, general and administrative (1)	5,164	4,212
Stock-based compensation	134	125

Total operating expenses	9,766	8,408

Operating income	18,133	4,713
Other income, net:
Other	587	109

Total other income, net	587	109

Income before taxes	18,720	4,822
Provision for income taxes	6,777	723

Net income	$11,943	$4,099

Basic and diluted net income per share:
Net income per share; basic	$0.28	$0.11

Net income per share; diluted	$0.25	$0.09

Weighted average number of shares used in per share calculations; basic	42,873	38,465

Weighted average number of shares used in per share calculations; diluted	47,689	45,904

(1) Operating expense line item detail excludes stock-based compensation, as follows:

Research and development	$24	$31
Selling, general and administrative	110	94

Total	$134	$125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$11,943	$4,099
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	279	231
Stock-based compensation, net	134	125
Tax benefits from stock options	—	70
Changes in operating assets and liabilities:
Accounts receivable	(1,518)	(1,072)
Other assets	4,370	(9)
Accounts payable	376	535
Accrued liabilities	(673)	30
Deferred revenue	(52)	(120)

Net cash provided by operating activities	14,859	3,889

Cash flows from investing activities:
Purchases of property and equipment	(1,140)	(310)

Net cash used in investing activities	(1,140)	(310)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants, net	4,493	22
Proceeds from employee stock purchase program	576	—

Net cash provided by financing activities	5,069	22

Net increase in cash and cash equivalents	18,788	3,601
Cash and cash equivalents at beginning of period	108,339	64,379

Cash and cash equivalents at end of period	$127,127	$67,980

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$237	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

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

Tessera was first incorporated in the state of Delaware in May 1990, as the entity Tessera, Inc. Tessera, Inc. was formed to develop Tessera’s proprietary semiconductor packaging technology and to promote the adoption of this technology in the semiconductor industry. In January 2003, in a corporate reorganization, each outstanding share of each class and series of Tessera Inc.’s capital stock was converted into a share of equivalent class and series of Tessera Technologies, Inc., a newly-formed Delaware corporation. Consequently, Tessera, Inc. became a wholly-owned subsidiary of Tessera Technologies, Inc. Tessera Technologies, Inc. is a non-operating holding company that has no assets other than its shares in Tessera, Inc. The financial position, results of operations and cash flows of Tessera, Inc. are the same as that of Tessera Technologies, Inc. when consolidated with Tessera, Inc. Since this was a reorganization of entities under common control, the financial statements are presented as if Tessera Technologies, Inc. was in existence for all periods presented. In July 2004, Tessera Global, Ltd. was incorporated in Jersey as a subsidiary of Tessera Technologies, Inc. and was formed to license semiconductor packaging technology.

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2005 and 2004 and for the three months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2004 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a 4-week, 4-week, 5-week reporting period. The current three-month period ended on Sunday, April 3, 2005. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Tessera Technologies, Inc. and its wholly owned subsidiaries, Tessera, Inc. and Tessera Global, Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid investments with an maturity of three months or less from the date of purchase to be cash equivalents.

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

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Customer
Texas Instruments, Inc	15%	28%
Samsung Electronics	36%	—
Intel Corporation	6%	13%
Fujitsu Limited	14%	—

The Company’s accounts receivable are concentrated with three customers at March 31, 2005, representing 47%, 33% and 12% of aggregate gross receivables, and two customers at December 31, 2004, representing 41% and 16% of aggregate gross receivables.

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

Income taxes

The Company accounts for its income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between income tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to their realizable value when management cannot conclude based on available objective evidence that it is more likely than not that the benefit will be realized for the deferred tax assets.

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, some of the Company’s technology license agreements provide certain types of indemnification for customers regarding intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. As of March 31, 2005, no such claims have been filed against the Company, and no liability has been accrued.

Stock-based compensation

The Company’s employee stock option plans are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) and FASB Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

The Company accounts for stock issued to non-employees in accordance with the provisions of Statement 123 and Emerging Issues Task Force Consensus (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under Statement 123 and EITF No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. The Company believes that the fair value of the stock options are more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is re-measured at each reporting date until a commitment date is reached, which is generally the vesting date. In connection with non-employee stock awards, the Company recorded compensation expense of $22,000 and $91,000 for the three months ended March 31, 2005 and 2004, respectively.

Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award, consistent with the method described in Financial Accounting Standards Board Interpretation No. (“FIN”) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinion No. 15 and 25.”

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value method as prescribed by Statement 123. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Net income - as reported	$11,943	$4,099
Plus: Stock-based employee compensation expense determined under APB Opinion No. 25, included in reported net income, net of tax	4	34
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(3,180)	(438)

Net income - as adjusted	8,767	3,695

Basic net income per share:
As reported	$0.28	$0.11
As adjusted	$0.20	$0.10
Diluted net income per share:
As reported	$0.25	$0.09
As adjusted	$0.18	$0.08

The weighted-average fair value, as defined by Statement 123, options granted during the three months ended March 31, 2005 and 2004 were $18.96 and $9.68, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions are used to estimate the fair value of stock option grants in the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Expected life (years)	3.5	5
Risk-free interest rate	4.0%	3.0%
Dividend yield	0.0%	0.0%
Expected volatility	64.9%	72.9%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2004 Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2005 and 2004 were $6.26 and $7.58, respectively. The following weighted average assumptions are used in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended March 31,
	2005	2004
Expected life (years)	2	2
Risk-free interest rate	4.0%	3.0%
Dividend yield	0.0%	0.0%
Expected volatility	46.9%	72.9%

Net income per share

The Company reports both basic net income per share, which is based upon the weighted average number of common shares outstanding excluding returnable shares, and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$11,943	$4,099
Denominator:
Weighted average common shares outstanding	42,881	38,481
Less: Unvested common shares subject to repurchase	(8)	(16)

Total shares; basic	42,873	38,465
Effect of dilutive securities
Add: Convertible preferred stock	—	—
Stock options and warrants	4,808	7,423
Unvested common shares subject to repurchase	8	16

Total shares; diluted	47,689	45,904

Net income per share; basic	$0.28	$0.11

Net income per share; diluted	$0.25	$0.09

A total of 21,015 common stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 107, Application of Statement 123R. This release summarizes the SEC staff position regarding the interaction between Statement 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123R will be effective in fiscal periods beginning June 15, 2005. The Company is currently in the process of assessing the adoption of Statement 123R in 2006. While the actual impact is unclear, this new standard could have a significant effect to the condensed consolidated financial statements and results of operations.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Trade	$1,611	$1,681
Other	3,170	1,582

	$4,781	$3,263

Other current assets consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Deferred tax asset	$9,990	$15,632
Other	2,097	843

	$12,087	$16,475

Property and equipment consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Furniture and equipment	$11,109	$10,125
Leasehold improvements	1,772	1,616

	12,881	11,741
Less: Accumulated depreciation and amortization	(9,536)	(9,257)

	$3,345	$2,484

Other assets consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Deferred tax asset	$9,036	$9,036
Other	103	85

	$9,139	$9,121

Accrued liabilities consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Employee compensation and benefits	$1,180	$2,519
Legal Fees	497	487
Other	1,265	609

	$2,942	$3,615

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

The 2003 Plan

In February 2003, the Board of Directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of March 31, 2005, there were 1,525,771 shares reserved for grant under this plan.

Options to purchase 220,000 shares of common stock were granted to employees during the three months ended March 31, 2005. As of March 31, 2005, options to purchase 5,564,504 shares of common stock were outstanding.

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

As of March 31, 2005, there were 331,939 shares reserved for grant under this plan, and an aggregate of 68,061 common shares were purchased.

NOTE 5 – INCOME TAXES

The income tax provision of $6.8 million for the three months ended March 31, 2005 comprised of domestic income tax and foreign withholding tax. For the three months ended March 31, 2004 the income tax provision of $723,000 was comprised of the alternative minimum tax and foreign withholding tax. At year end December 31, 2004, we recorded deferred tax assets of $24.7 million due to the reversal of the valuation allowance against our net operating loss (NOL). Based on historic and current income and the prospects of future book income, management determined that a valuation allowance was no longer necessary, as it is more likely than not that the deferred tax assets will be fully realized.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

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

On March 1, 2005, the Company filed a lawsuit against Micron Technology, Inc. and its subsidiary Micron Semiconductor Products, Inc. (collectively “Micron”) and against Infineon Technologies AG, Infineon Technologies Richmond LP and Infineon Technologies North America Corp. (collectively “Infineon”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627 arising from Micron’s and Infineon’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining Micron and Infineon from continuing to infringe these patents and other relief.

On April 13, 2005, the Company filed an amended complaint against Micron and Infineon alleging their violation of federal antitrust law, Texas antitrust law and Texas common law based on Micron’s and Infineon’s anticompetitive actions in markets related to synchronous DRAM. These new claims are in addition to the patent infringement claims in our original complaint, and we are seeking to recover additional damages for these new claims, including enhanced damages and/or punitive damages, depending upon the nature of the claim. We also seek other relief, including enjoining Micron and Infineon from continuing their anticompetitive actions.

This proceeding has just begun, and the Company cannot predict its outcome. Discovery has not begun, and no trial date has yet been set. An adverse decision in this proceeding could significantly harm our business.

NOTE 7 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). Effective 2005, we organized our business operations into three operating groups, Advanced Semiconductor Packaging Group, Emerging Markets and Technologies Group and Product Miniaturization Division. These groups are reported into two segments, Intellectual Property, which the Advanced Semiconductor Packaging and Emerging Markets and Technologies Groups are consolidated into, and Services which the Product Miniaturization Division reports under. The segments were determined based upon how the chief operating decision maker views and evaluates our operations. For years prior to 2005, revenues were presented to management in the Intellectual Property and Services categories; however, expenses were not allocated or presented to the chief operating decision maker for these categories. It would be impractical to determine an allocation method for prior year expenses, therefore only revenues will be presented for these segments.

Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees.

The following table sets forth our segments revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues:
Intellectual Property Segment	$24,143	$10,870
Services Segment	3,756	2,251
Corporate Overhead	—	—

Total revenues	27,899	13,121

Operating expenses:
Intellectual Property Segment	2,529	—
Services Segment	3,505	—
Corporate Overhead	3,732	—

Total operating expenses	9,766	—

Operating income (loss)
Intellectual Property Segment	21,614	—
Services Segment	251	—
Corporate Overhead	(3,732)	—

Total operating income	$18,133	$—

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Three Months Ended March 31,
	2005	2004
United States	$9,767	$7,709
Taiwan	39	50
Singapore	26	622
Korea	10,177	240
Japan	7,863	4,437
Other	27	63

	$27,899	$13,121

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2004, found in our Annual Report on Form 10-K filed on March 16, 2005.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, (2) our gross profit and factors that affect gross profit, (3) our level of operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers, and (7) the commercial success of our products.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia. In the three months ended March 31, 2005 and 2004 these revenues accounted for 65.0% and 41.2% of our total revenues, respectively. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three months ended March 31, 2005, Fujitsu Limited, Samsung Electronics and Texas Instruments each accounted for over 10% of total revenues. For the three ended March 31, 2004, Intel and Texas Instruments each accounted for over 10% of total revenue.

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

Effective 2005 we organized our business operations into three operating groups, Advanced Semiconductor Packaging Group, Emerging Markets and Technologies Group and Product Miniaturization Division. These groups are reported into two segments; Intellectual Property, which the Advanced Semiconductor Packaging and Emerging Markets and Technologies Groups are consolidated into, and Services which the Production Miniaturization Division reports under. The segments were determined based upon how the chief operating decision maker views and evaluates our operations. Segment information in this MD&A and in Note 7 of the Notes to Financial Statements is presented in accordance with the Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information. For years prior to 2005, revenues were presented to management in the Intellectual Property and Services categories; however expenses were not allocated or presented to the chief operating decision maker for these categories. It would be impractical to determine an allocation method for prior year expenses, therefore only revenues will be presented for these new segments.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes in our critical accounting policies and estimates for the three-months ended March 31, 2005 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2004. For a discussion of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended March 31,
	2005	2004
Revenues:
Intellectual property revenues	42.4%	67.8%
Other intellectual property revenues	44.1	15.0
Service revenues	13.5	17.2

Total revenues	100.0	100.0

Operating expenses:
Cost of revenues	10.6	14.1
Research and development	5.4	16.9
Selling, general and administrative	18.5	32.1
Stock-based compensation	0.5	1.0

Total operating expenses	35.0	64.1

Operating income	65.0	35.9
Other income, net	2.1	0.8

Income before taxes	67.1	36.8
Income tax provision	24.3	5.5

Net income	42.8%	31.2%

Three Months Ended March 31, 2005 and 2004

Revenues

Revenues for the three months ended March 31, 2005 were $27.9 million compared with $13.1 million for the three months ended March 31, 2004, an increase of $14.8 million, or 112.6%. The overall increase in the three months ended March 31, 2005 is primarily due to the increase in other intellectual property revenues of $10.3 million, related to resolution of negotiations completed with two customers.

Cost and expenses

Cost of Revenues

Cost of revenues primarily relates to service revenue as the cost of revenues associated with intellectual property revenues is de minimis. For the quarter ended March 31, 2005 and 2004, cost of revenues represented, 78.9% and 82.2%, respectively, of service revenues for each associated year. Cost of revenues as a percentage of total revenues will vary based on the service revenues component of total revenues.

Cost of revenues for the three months ended March 31, 2005 increased by $1.1 million or 60.2% to $3.0 million as compared to $1.9 million for the three months ended March 31, 2004. The majority of the increase was attributable to the allocation of more personnel to service-related projects and an increase in the number of these projects. Increased materials and subcontractor costs related to service-related projects also accounted for part of the increase in cost of revenues.

Research and Development

Research and development (R&D) expenses for the three months ended March 31, 2005 decreased by $716,000 or 32.2% to $1.5 million as compared to $2.2 million for the three months ended March 31, 2004. This decrease in expenses is primarily due to the reassignment of more personnel resources to service revenues projects.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, therefore we expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2005 were $5.2 million as compared to $4.2 million for the three months ended March 31, 2004, an increase of $952,000, or 22.6%. The increase is primarily attributable to our 2005 internal reorganization of personnel and departments that better aligns our resources to accommodate the needs of our business. In this effort we have also increased our SG&A headcount by five in the following areas: business development, finance and legal. For the three months ended March 31, 2005 and 2004 litigation expenses were $502,000 and $1.2 million, respectively. The decrease in litigation for the first quarter of 2005 versus the first quarter of 2004 is due to the resolution of the Samsung case in 2004. We expect to incur additional litigation expenses related to the Micron Technology, Inc. legal proceedings, described in Part II, Item 1 – Legal Proceedings below, in the upcoming quarter.

Excluding litigation expenses, we expect that as a percentage of revenues, our selling, general and administrative expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation with Micron, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation

Stock-based compensation increased to $134,000 for the three months ended March 31, 2005 compared to $125,000 for three months ended March 31, 2004. The increase in stock-based compensation is primarily due to issuances of shares of restricted stock in the quarter ended March 31, 2005.

Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2005 was $587,000 compared to $108,000 for the three months ended March 31, 2004. The increase is directly related to income earned on higher cash balances as a result of positive cash flow generated from operations. Our cash balance at quarter ended March 31, 2005 was $127.1 million compared to $68.0 million at quarter ended March 31, 2004.

Provision for Income Taxes

The income tax provision of $6.8 million for the three months ended March 31, 2005 comprised of domestic income tax and foreign withholding tax. For the three months ended March 31, 2004, the income tax provision of $723,000 was comprised of the alternative minimum tax and foreign withholding tax. At year end December 31, 2004, we recorded deferred tax assets of $24.7 million due to the reversal of the valuation allowance against our net operating loss (NOL). Based on historic and current income and the prospects of future book income management determined that a valuation allowance was no longer necessary, as it is more likely than not that the deferred tax assets will be fully realized.

Segment Operating Results

Our two segments are: Intellectual Property and Services.

Intellectual Property Segment is composed of the following:

Advanced Semiconductor Packaging Group is focused on licensing established technology in our core markets which include DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, logic and analog devices. Key functions include development, marketing and R&D. This group works closely with the integrated device manufacturers (IDMs), which make the chips that use our technology. These chips not only include our core markets listed, but also several adjacent markets, including ASSPs, ASICs, MCUs, general-purpose logic and analog devices.

Emerging Markets and Technogies Group focuses on expanding our technology portfolio into areas outside of our core markets and represent long-term growth opportunities through application of existing patents, products and technologies; internal development of new technologies for high growth markets; applications such as imaging, MEMs and RF; and new partnerships, ventures and acquisitions of complementary technology.

Services segment is composed of the following:

Product Miniaturization Division drives our product development services revenue, while also providing a vehicle for transitioning our research efforts into fully developed technologies that can be licensed. This segment also addresses the challenges of electronic products miniaturization from a system perspective and through the dense interconnection of components through the extensive use of three-dimensional packaging technologies.

The following table sets forth our segments revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues:
Intellectual Property Segment	$24,143	$10,870
Services Segment	3,756	2,251
Corporate Overhead	—	—

Total revenues	27,899	13,121

Operating expenses (1):
Intellectual Property Segment	2,529	—
Services Segment	3,505	—
Corporate Overhead	3,732	—

Total operating expenses	9,766	—

Operating income (loss)
Intellectual Property Segment	21,614	—
Services Segment	251	—
Corporate Overhead	(3,732)	—

Total operating income	$18,133	$—

(1)	For the prior year ended December 31, 2004, revenues were presented to management in the Intellectual Property and Services categories; however, expenses were not allocated or presented to the chief operating decision maker for these categories. It would be impractical to determine an allocation method for prior year expenses, therefore only revenues are presented for the above segments.

The revenues and operating income (loss) amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the U.S. applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three months ended March 31, 2005, corporate overhead expenses were $3.7 million.

Intellectual Property Segment

Intellectual property total revenues for the three months ended March 31, 2005 were $24.1 million, an increase of $13.2 million as compared $10.9 million for the three months ended March 31, 2004. The increase consists primarily of $2.9 million in increased reported royalty revenue and a nominal increase from incremental license fees, both from existing customers, and an increase in other intellectual property revenues of $10.3 million. The increase in other intellectual property revenues was primarily due to the resolution of negotiations with two customers, Fujitsu Limited and Samsung Electronics, totaling $12.3 million in the quarter ended March 31, 2005. These resolutions were greater than the aggregate amount negotiated with five customers in the quarter ended March 31, 2004, which totaled approximately $2.0 million.

Operating expenses for the three months ended March 31, 2005 were $2.5 million. These expenses consisted of cost of revenues of $23,000, R&D costs of $1.3 million and SG&A costs of $1.2 million. Included in the SG&A expenses are litigation costs of $502,000. We expect that litigation costs will become a material portion of the Intellectual Property segment’s SG&A in future periods, and may increase significantly in some periods, because of our ongoing litigation with Micron, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three months ended March 31, 2005 was $21.6 million.

Services Segment

Service revenues for the three months ended March 31, 2005 was $3.8 million as compared to $2.3 million for the three months ended March 31, 2004, an increase of $1.5 million or 66.9%. The increase is due to the increase in service revenues from government contracts. Of the $3.8 million in the quarter ended March 31, 2005, service revenues from government contracts made up $3.7 million. In the quarter ended March 31, 2004, service revenues from government contracts made up $2.2 million of the $2.3 million total service revenues.

Operating expenses for the three months ended March 31, 2005 of $3.5 million consisted of $2.9 million in cost of revenues, $232,000 in R&D and $330,000 in SG&A costs.

Operating income for the three months ended March 31, 2005 was $251,000.

Liquidity and Capital Resources

Cash and cash equivalents were $127.1 million at March 31, 2005, an increase of $18.8 million from $108.3 million at December 31, 2004. The increase was primarily the result of $14.9 million in cash provided by operating activities and $5.0 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $1.1 million in capital expenditures.

Net cash provided by operating activities for the three months ended March 31, 2005 of $14.9 million was attributable to net income of $11.9 million, adjusted for non-cash items of depreciation and amortization of deferred stock-based compensation of $413,000, a decrease in prepaid expenses and other assets of $4.4 million and an increase in accounts payable of $376,000. The increase was partially offset by an increase in accounts receivable of $1.5 million and a decrease in accrued liabilities and deferred revenue of $673,000 and $52,000, respectively. The $4.4 million decrease in prepaid and other assets is primarily due to the booking of domestic income tax of $5.6 million against our deferred tax asset, partially offset by prepaid foreign income taxes of $591,000 and prepaid expenses of $659,000. Increase in accounts payable is attributable to increased purchases of materials and supplies to accommodate our increase in service-related projects. The increase in accounts receivable of $1.5 million is primarily attributable to the timing or receipt from customers and amounts earned under our license agreements. The decrease in accrued liabilities is primarily due to payment of prior year litigation related expenses in the quarter ended March 31, 2005.

Net cash provided by operating activities for the three months ended March 31, 2004 of $3.9 million was primarily attributable to net income of $4.1 million, adjusted for non-cash items of depreciation and amortization of deferred stock-based compensation of $426,000, an increase in accounts payable of $535,000 and an increase in accrued liabilities of $30,000. This was partially offset by an increase in accounts receivable of $1.1 million, an increase in prepaid and other current assets of $9,000 and a decrease in deferred revenue of $120,000. The increase in accounts payable for the quarter ended March 31, 2004 was attributable to increased purchases of materials and supplies to accommodate our increases in service related-projects and expanded research and development activities. The increase of $1.1 million in accounts receivable was attributable to the timing of receipts from customers and amounts earned under our licenses and resolution of negotiations agreements.

Net cash used in investing activities in the three months ended March 31, 2005 and March 31, 2004 of $1.1 million and $310,000, respectively, was attributable to the purchase of property and equipment.

Net cash provided by financing activities in the three months ended March 31, 2005 and March 31, 2004 of $5.0 million and $22,000, respectively, was attributable to net proceeds from the issuance of common stock under our stock option and employee stock purchase plans.

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

Contractual Cash Obligations

As of March 31, 2005, the following sets forth our minimum commitments under operating leases, most of which results from a facilities lease:

Year Ended December 31,	Amount
(in thousands)
2005	284
2006	377
2007	370
2008	369
2009	368
Thereafter	521

Total minimum lease commitments	$2,289

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

We are currently in litigation with Micron and Infineon involving some of our key patents.

On March 1, 2005, the Company filed a lawsuit against Micron Technology, Inc. and its subsidiary Micron Semiconductor Products, Inc. (collectively “Micron”) and against Infineon Technologies AG, Infineon Technologies Richmond LP and Infineon Technologies North America Corp. (collectively “Infineon”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627 arising from Micron’s and Infineon’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining Micron and Infineon from continuing to infringe these patents and other relief. On April 13, 2005, the Company filed an amended complaint against Micron and Infineon alleging their violation of federal antitrust law, Texas antitrust law and Texas common law based on Micron’s and Infineon’s anticompetitive actions in markets related to synchronous DRAM. These new claims are in addition to the patent infringement claims in our original complaint, and we are seeking to recover additional damages for these new claims, including enhanced damages and/or punitive damages, depending upon the nature of the claim. We also seek other relief, including enjoining Micron and Infineon from continuing their anticompetitive actions. This proceeding has just begun, and the Company cannot predict its outcome. Discovery has not begun and no trial date has yet been set. An adverse decision in this proceeding could significantly harm our business.

We may become involved in litigation with our licensees, potential licensees or strategic partners, which could harm our business.

We may become involved in a dispute relating to our intellectual property or our contracts, which could include or be with a licensee, potential licensee or strategic partner. Our current lawsuit with Infineon and Micron (potential licensees), as described below in Part II, Item 1 – Legal Proceedings, is an example. Any such dispute could cause the licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the company on both business and technical levels. Any litigation stemming from such a dispute could be very expensive and may cause us to cease being profitable. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation.

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

In the past we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We currently are involved in litigation with Micron and Infineon regarding our intellectual property rights, as described below in Part II, Item 1 – Legal Proceedings, and we expect to be involved in similar litigation in the future. Litigation is inherently uncertain and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology and otherwise negatively impact our business. Whether or not determined in our favor or settled by us, litigation is costly and diverts our managerial, technical, legal and financial resources from our business operations.

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

We receive a significant amount of our revenues from a limited number of customers. In the three months ended March 31, 2005, revenues from our top customers, Fujitsu Limited, Samsung Electronics and Texas Instruments, accounted for 14%, 36% and 15%, respectively, of our total revenues. We expect that a significant portion of our revenues will continue to come from a few customers for the foreseeable future. If we lose any of these customers, or if our revenues from them decline, our revenues may decrease substantially.

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

For example, in the year 2004 the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123R (revised 2004), Share-Based Payment (FAS 123R), that requires companies to expense the value of employee stock options and similar awards using fair value methodologies. This accounting change, scheduled for an effective date of January 1, 2006 or any changes in existing taxation rules related to stock options could have a significant negative effect on our reported results and on our ability to provide accurate guidance on our future reported financial results as a result of the variability of the factors used to establish the value of stock options.

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

We currently provide guidance on revenue and expense and cash taxes on a quarterly and annual basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. We have had positive net income since the fourth quarter of 2001. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this report and the following:

•	the timing and compliance with license or service agreement and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	the amount of our service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our failure to protect or enforce our intellectual property rights;

•	legal proceedings affecting our patents or patent applications;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate – digital signal processor (DSP) semiconductors, application specific integrated circuits (ASIC) semiconductors, and memory;

•	changes in accounting principles or a requirement to treat stock option grants as an operating expense; and

•	cyclical fluctuations in semiconductor markets generally.

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

Despite system redundancy, the implementation of security measures and the continuous monitoring of our internal information technology networking systems processes and controls, our systems are vulnerable to damages from numerous sources, including, but not limited to, computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses in addressing problems created by security breaches of our network. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design and manufacture, including “bugs” and other problems that can unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede critical operating functions.

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

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, flawed and potentially detrimental to our ongoing business relationship with our licensees. As a result, to date, we have primarily relied on the accuracy of the reports themselves without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving less royalty revenues than we are entitled to under the terms of our license agreements.

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

To date, our packaging technology has been used by several companies for high performance dynamic random access memory, or DRAM, chips. For example, packaging using our technology was designated by Rambus as the recommended package for its high performance Rambus DRAM chips. However, the DRAM designed by Rambus has not been widely adopted due to the use of competing technologies such as the first generation of DDR DRAM, which does not widely utilize advanced packaging technologies. DRAM manufacturers are also currently developing new high performance DRAM chips such as the next generation of DDR, referred to as DDR2 and DDR3, to meet increasing speed and performance requirements of electronic products. We believe that these new high performance DRAM chips will require advanced packaging technologies such as CSP, and we currently have licensees, including Samsung, who are paying royalties for DDR2 chips in advanced packages.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer electronic industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through July 3, 2023. We need to develop and patent successful innovations before our current patents expire.

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

We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can range from six to 18 months or longer. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

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

We derive a significant portion of our revenues from licensees headquartered outside the United States, principally in Asia, and these revenues accounted for 65% of our total revenues in the quarter ended March 31, 2005. International operations are subject to a number of risks, including the following:

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

Under our service contracts, we may, at times, manufacture packages on a limited basis, deliver prototypes or designs or help to design prototypes or products. If these prototypes, packages or designs are used in defective or malfunctioning products, we could be sued for damages, especially if the defect or malfunction causes physical harm to people. The occurrence of a problem could result in product liability claims and/or a recall of, or safety alert or advisory notice relating to, the product. While we believe the amount of product liability insurance maintained by us combined with the indemnities that we have been granted under these service contracts are adequate, there can be no assurance that these will be adequate to satisfy claims made against us in the future or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition and reputation, and on our ability to attract and retain licensees and customers.

We intend to expand our operations which may strain our resources and increase our operating expenses.

We plan to expand our operations, domestically and internationally, and may do so through both internal growth and acquisitions. We expect that this expansion will strain our systems and operational and financial controls. In addition, we are likely to incur higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we do fail to do so, our growth would be limited. Our officers have limited experience in managing large or rapidly growing businesses through acquisitions. Further, our officers have limited experience managing companies through acquisitions and technological changes. In addition, our management has limited experience in managing a public company.

We may make acquisitions, which could divert management’s attention, cause ownership dilution to our stockholders, be difficult to integrate and adversely affect our financial results.

While we have not acquired any significant businesses, products or technologies in the past, acquisitions are commonplace in the semiconductor industry and we may acquire businesses or technologies in the future. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Future acquisitions could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Future acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

While the Company adopted segment reporting of its revenues, operating expenses and operating income (loss) effective at the beginning of the first quarter of 2005, there has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Tessera, Inc. v. Micron Technology, Inc. et a, Civil Action No. 02-05-CV-94 (E.D. Tex.)

On March 1, 2005, the Company filed a lawsuit against Micron Technology, Inc. and its subsidiary Micron Semiconductor Products, Inc. (collectively “Micron”) and against Infineon Technologies AG, Infineon Technologies Richmond LP and Infineon Technologies North America Corp. (collectively “Infineon”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627 arising from Micron’s and Infineon’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining Micron and Infineon from continuing to infringe these patents and other relief.

On April 13, 2005, the Company filed an amended complaint against Micron and Infineon alleging their violation of federal antitrust law, Texas antitrust law, and Texas common law based on Micron’s and Infineon’s anticompetitive actions in markets related to synchronous DRAM. These new claims are in addition to the patent infringement claims in our original complaint, and we are seeking to recover additional damages for these new claims, including enhanced damages and/or punitive damages, depending upon the nature of the claim. We also seek other relief, including enjoining Micron and Infineon from continuing their anticompetitive actions.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Title
10.1*	Form of Restricted Stock Agreement under Second Amended and Restated 2003 Equity Incentive Plan

10.2*	2005 Management Bonus Program

10.3**	Restated TCC License Agreement, dated as of January 1, 2005, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2005

Tessera Technologies, Inc.

By:	/s/ R. Douglas Norby
R. Douglas Norby
Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1*	Form of Restricted Stock Agreement under Second Amended and Restated 2003 Equity Incentive Plan

10.2*	2005 Management Bonus Program

10.3**	Restated TCC License Agreement, dated as of January 1, 2005, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.