Form 10-Q
period 2005-06-30
TESSERA TECHNOLOGIES INC
filed 2005-08-12
CIK 1261694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 10, 2005, 44,580,722 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$138,046	$108,339
Accounts receivable	3,351	3,263
Other current assets	17,050	16,475

Total current assets	158,447	128,077
Property and equipment, net	4,056	2,484
Other assets	6,446	9,121

Total assets	$168,949	$139,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,798	$984
Accrued liabilities	4,294	3,615
Deferred revenue	104	107

Total current liabilities	6,196	4,706

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock: $0.001 par value; 150,021,000 shares authorized; 44,263,170 and 42,145,269 shares issued and outstanding	44	42
Additional paid-in capital	178,200	167,359
Deferred stock-based compensation	(3,148)	(414)
Accumulated deficit	(12,343)	(32,011)

Total stockholders’ equity	162,753	134,976

Total liabilities and stockholders’ equity	$168,949	$139,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Royalty and license fees	$13,292	$8,136	$25,125	$17,032
Past production payments	5,359	6,606	17,669	8,580
Service revenues	3,810	2,904	7,566	5,155

Total revenues	22,461	17,646	50,360	30,767

Operating expenses:
Cost of revenues	3,287	2,037	6,250	3,887
Research and development (1)	1,550	1,855	3,055	4,076
Selling, general and administrative (1)	6,251	4,667	11,415	8,879
Stock-based compensation	181	61	315	186

Total operating expenses	11,269	8,620	21,035	17,028

Operating income	11,192	9,026	29,325	13,739
Other income, net	773	133	1,360	242

Income before taxes	11,965	9,159	30,685	13,981
Provision for income taxes	4,240	497	11,017	1,220

Net income	$7,725	$8,662	$19,668	$12,761

Basic and diluted net income per share:
Net income per share; basic	$0.18	$0.22	$0.45	$0.33

Net income per share; diluted	$0.16	$0.19	$0.41	$0.28

Weighted average number of shares used in per share calculations; basic	43,873	39,446	43,361	38,979

Weighted average number of shares used in per share calculations; diluted	47,494	46,472	47,634	46,046

(1) Operating expense line item detail excludes stock-based compensation, as follows:
Research and development	72	16	96	47
Selling, general and administrative	109	45	219	139

Total	$181	$61	$315	$186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$19,668	$12,761
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	609	492
Stock-based compensation, net	315	186
Tax benefits from stock options	—	70
Changes in operating assets and liabilities:
Accounts receivable	(88)	(5,589)
Other assets	8,001	(809)
Accounts payable	814	175
Accrued liabilities	679	2,101
Deferred revenue	(3)	(154)

Net cash provided by operating activities	29,995	9,233

Cash flows from investing activities:
Purchases of property and equipment	(2,148)	(608)
Purchases of intangible assets	(5,934)	—

Net cash used in investing activities	(8,082)	(608)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants, net	7,218	3,282
Proceeds from employee stock purchase program	576	—

Net cash provided by financing activities	7,794	3,282

Net increase in cash and cash equivalents	29,707	11,907
Cash and cash equivalents at beginning of period	108,339	64,379

Cash and cash equivalents at end of period	$138,046	$76,286

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$3,039	$381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, Tessera, Inc., Tessera Global, Ltd. and Socketstrate, Inc. herein referred to as “Tessera” or the “Company”) develops semiconductor packaging technology that meets the demand for miniaturization and increased performance of electronic products. The Company licenses its technology to its customers, enabling them to produce semiconductors that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products including digital cameras, MP3 players, personal computers, personal digital assistants, video game consoles and wireless phones.

Tessera was first incorporated in the state of Delaware in May 1990, as the entity Tessera, Inc. Tessera, Inc. was formed to develop Tessera’s proprietary semiconductor packaging technology and to promote the adoption of this technology in the semiconductor industry. In January 2003, in a corporate reorganization, each outstanding share of each class and series of Tessera Inc.’s capital stock was converted into a share of equivalent class and series of Tessera Technologies, Inc., a newly-formed Delaware corporation. Consequently, Tessera, Inc. became a wholly-owned subsidiary of Tessera Technologies, Inc. Tessera Technologies, Inc. is a non-operating holding company that has no assets other than its shares in Tessera, Inc., Tessera Global, Ltd. and Socketstrate, Inc. The financial position, results of operations and cash flows of Tessera, Inc. are the same as that of Tessera Technologies, Inc. when consolidated with Tessera, Inc. Since this was a reorganization of entities under common control, the financial statements are presented as if Tessera Technologies, Inc. was in existence for all periods presented. In July 2004, Tessera Global, Ltd. was incorporated in Jersey as a wholly-owned subsidiary of Tessera Technologies, Inc. and was formed to license semiconductor packaging technology. In May 2005, Socketstrate, Inc. was incorporated in Delaware as a wholly-owned subsidiary of Tessera Technologies, Inc. and was formed to acquire patents, manage any associated licensing rights and to further develop the technology acquired under the new patents.

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2005 and 2004 and for the three months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2004 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a 4-week, 4-week, 5-week reporting period. The current three-month period ended on Sunday, July 3, 2005. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Tessera Technologies, Inc. and its wholly-owned subsidiaries, Tessera, Inc., Tessera Global, Ltd. and Socketstrate, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

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

The Company’s accounts receivable are concentrated with two customers at June 30, 2005, representing 44% and 31% of aggregate gross receivables, and two customers at December 31, 2004, representing 41% and 16% of aggregate gross receivables.

Intangible assets

Intangible assets consist primarily of acquired patents, which are amortized on a straight-line basis over their estimated useful lives.

In May 2005, the Company entered into a number of new agreements with North Corporation (“North”), which included the acquisition of 100% ownership of all United States patents and applications filed by North, joint ownership of patents and applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North, for $5,934,000. The Company has recorded these patents and license rights as intangible assets, and will be amortizing them over their respective useful lives, currently estimated at 15 years.

The following table sets forth the intangible assets (in thousands):

	June 30, 2005	December 31, 2004
Intangible assets	$5,934	$—
Less: Accumulated amortization	(33)	—

	$5,901	$—

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

Royalty and license fees revenues

Royalty and license fees revenues include revenues from license fees and from royalty payments. Licensees typically pay a non-refundable license fee. Revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price the Company charges for similar services when they are sold separately. These revenues are reported as service revenues. Semiconductor manufacturers and assemblers pay on-going royalties on their shipment of semiconductors incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. As there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag.

Past production payments revenues

Past production payments revenues are royalty payments received through license negotiations or the resolution of patent disputes. Such negotiations arise when it comes to the Company’s attention that a third party is infringing on patents or a current licensee is not paying to the Company royalties to which it is entitled. Past production payments revenues represent the portion of royalty payments received through such license negotiations or resolution of patent disputes that relates to previous periods and are based on historical production volumes.

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

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Customer
Texas Instruments, Inc	16%	19%	16%	23%
Samsung Electronics	11%	—	25%	—
NEC Electronics Corporation	3%	25%	3%	14%
Intel Corporation	11%	21%	8%	18%
Hynix Semiconductor	22%	—	10%	—
Fujitsu Limited	5%	—	10%	—

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

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, some of the Company’s technology license agreements provide certain types of indemnification for customers regarding intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. As of June 30, 2005, no such claims have been filed against the Company and no liability has been accrued.

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

The Company accounts for stock issued to non-employees in accordance with the provisions of Statement 123 and Emerging Issues Task Force Consensus (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under Statement 123 and EITF No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. The Company believes that the fair value of the stock options are more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is re-measured at each reporting date until a commitment date is reached, which is generally the vesting date. In connection with non-employee stock awards, the Company recorded compensation expense of $3,000 and $25,000 for the three and six months ended June 30, 2005, respectively, and $48,000 and $139,000 for the three and six months ended June 30, 2004, respectively.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value method as prescribed by Statement 123. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income - as reported	$7,725	$8,662	$19,668	$12,761
Plus: Stock-based employee compensation expense determined under APB Opinion No. 25, included in reported net income, net of tax	3	13	7	48
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(2,759)	(2,287)	(6,045)	(2,885)

Net income - as adjusted	$4,969	$6,388	$13,630	$9,924

Basic net income per share:
As reported	$0.18	$0.22	$0.45	$0.33
As adjusted	$0.11	$0.16	$0.31	$0.25
Diluted net income per share:
As reported	$0.16	$0.19	$0.41	$0.28
As adjusted	$0.10	$0.14	$0.29	$0.22

The weighted-average fair value, as defined by Statement 123, options granted during the three and six months ended June 30, 2005 were $32.36 and $29.53, respectively, and during the three and six months ended June 30, 2004 were $10.42 and $10.44, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions are used to estimate the fair value of stock option grants in the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life (years)	3.5	5.0	3.6	5.0
Risk-free interest rate	3.8%	3.4%	3.8%	3.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	64.3%	69.1%	64.8%	69.2%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2004 Employee Stock Purchase Plan (“ESPP”) during the three and six months ended June 30, 2005 were $5.88 and $6.08, respectively, and during the three and six months ended June 30, 2004 was $7.37. The following weighted average assumptions are used in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life (years)	2.0	2.0	2.0	2.0
Risk-free interest rate	3.8%	3.4%	3.9%	3.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	40.0%	69.1%	43.6%	69.2%

Net income per share

The Company reports both basic net income per share, which is based upon the weighted average number of common shares outstanding excluding returnable shares, and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$7,725	$8,662	$19,668	$12,761

Denominator:
Weighted average common shares outstanding	43,896	39,460	43,379	38,994
Less: Unvested common shares subject to repurchase	(23)	(14)	(18)	(15)

Total shares; basic	43,873	39,446	43,361	38,979
Effect of dilutive securities
Add: Stock options, restricted stock and warrants	3,589	7,012	4,248	7,052
Unvested common shares subject to repurchase	32	14	25	15

Total shares; diluted	47,494	46,472	47,634	46,046

Net income per share; basic	$0.18	$0.22	$0.45	$0.33

Net income per share; diluted	$0.16	$0.19	$0.41	$0.28

For the three and six months ended June 30, 2005, a total of 384,303 and 169,507 common stock options, respectively, were excluded from the computation of diluted net income per share as they had an antidilutive effect. For the three and six months ended June 30, 2004, no common stock options were excluded from the computation of diluted net income per share.

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“Statement 154”), which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also makes a distinction between the “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of Statement 154 will have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Trade	$1,256	$1,681
Other	2,095	1,582

	$3,351	$3,263

Other current assets consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Deferred tax asset	$15,632	$15,632
Other	1,418	843

	$17,050	$16,475

Property and equipment consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Furniture and equipment	$12,108	$10,125
Leasehold improvements	1,781	1,616

	13,889	11,741
Less: Accumulated depreciation and amortization	(9,833)	(9,257)

	$4,056	$2,484

Other assets consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Deferred tax asset	$430	$9,036
Intangible assets, net	5,901	—
Other	115	85

	$6,446	$9,121

Accrued liabilities consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Employee compensation and benefits	$1,813	$2,519
Legal Fees	1,540	487
Other	941	609

	$4,294	$3,615

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

The 2003 Plan

In February 2003, the Board of Directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 ,Plan are similar to the terms of the 1999 Plan. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of June 30, 2005, there were 787,000 shares reserved for grant under this plan.

Options to purchase 981,000 of common stock were granted to employees during the six months ended June 30, 2005. As of June 30, 2005, options to purchase 5,531,000 shares of common stock were outstanding.

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

As of June 30, 2005, there were 331,939 shares reserved for grant under this plan, and an aggregate of 68,061 common shares were purchased.

NOTE 5 – INCOME TAXES

The income tax provision of $4.2 million and $11.0 million for the three and six months ended June 30, 2005 was comprised of domestic income tax and foreign withholding tax, respectively. For the three and six months ended June 30, 2004, the income tax provision of $497,000 and $1.2 million was comprised of the alternative minimum tax and foreign withholding tax. At year end December 31, 2004, we recorded deferred tax assets of $24.7 million due to the reversal of the valuation allowance against our net operating loss (“NOL”). Based on historic and current income and the prospects of future book income, management determined that a valuation allowance was no longer necessary, as it is more likely than not that the deferred tax assets will be fully realized.

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

Tessera, Inc. v. Micron Technology, Inc. et a, Civil Action No. 02-05cv-94 (E.D. Tex.)

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

On May 11, 2005, Micron and Infineon filed a motion to dismiss Tessera’s antitrust claims. On July 13, 2005, the Court granted in part and denied in part the motion to dismiss, allowing Tessera to go forward with its antitrust claims with respect to at least one of the markets alleged to be affected by Micron’s and Infineon’s anti-competitive conduct.

On June 22, 2005, Micron filed a motion requesting the Court’s permission to file a patent infringement counterclaim against Tessera as part of this lawsuit. On July 14, 2005, the Court denied Micron’s motion but allowed Micron to proceed with a separate patent infringement lawsuit in the Eastern District of Texas, which has been assigned Civil Action No. 2-05cv-319, which is discussed in more detail below.

On June 28, 2005, Micron and Infineon filed their answers to the Company’s amended complaint. Those answers deny most of the averments in the Company’s amended complaint, and also assert numerous affirmative defenses.

This proceeding has just begun, and the Company cannot predict its outcome. Discovery has started, and trial is currently scheduled for August 14, 2006. An adverse decision in this proceeding could significantly harm our business.

Micron Technology, Inc. et al. v. Tessera, Inc., Civil Action No. 02-05cv-319 (E.D. Tex.)

This case began on July 14, 2005, as described above, as a result of the Court’s denial of Micron’s motion to add patent infringement claims to Case No. 2-05CV-94. Micron’s complaint asserts that the Company infringes, including by directly infringing, contributorily infringing and/or inducing infringement, the following Micron patents: U.S. Patent Nos. 5,739,585, 6,013,948, 6,268,649, 6,738,263, 5,107,328, 6,265,766, 4,992,849, and Re. 36,325. Micron’s complaint requests, among other things, that the Court enter judgment that the Company has infringed each of the above-identified Micron patents and permanently enjoin the Company (and its employees, agents and others acting in concert or participation) from infringement of those patents, that the Court award Micron damages in compensation for that alleged infringement, that the Court declare this an exceptional case and award Micron its costs, expenses and reasonable attorneys’ fees, and that the Court award Micron any and all other relief to which it may be entitled or which the Court deems just and proper.

This proceeding has just begun, and the Company cannot predict its outcome. Discovery has not begun, and no trial date has yet been set. An adverse decision in this proceeding could significantly harm our business.

NOTE 7 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). Effective 2005, we organized our business operations into four operating groups, the Advanced Semiconductor Packaging Group, the Emerging Markets and Technologies Group, Socketstrate, Inc. and the Product Miniaturization Division. These groups are reported into two segments, Intellectual Property, which the Advanced Semiconductor Packaging, Emerging Markets and Technologies Groups and Socketstrate, Inc. are consolidated into, and Services consisting of the Product Miniaturization Division. The segments were determined based upon how the chief operating decision maker views and evaluates our operations. For years prior to 2005, revenues were presented to management in the Intellectual Property and Services categories; however, expenses were not allocated or presented to the chief operating decision maker for these categories. It would be impractical to determine an allocation method for prior year expenses, therefore only revenues will be presented for these new segments. In addition to our reportable segments, Corporate Overhead, not a reportable segment, includes certain operating expenses and credits that are not allocated to the operating segments because these operating expenses and credits are not considered in evaluating the operating performance of our business segments.

The following table sets forth our segments revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Intellectual Property Segment	$18,651	$14,742	$42,794	$25,612
Services Segment	3,810	2,904	7,566	5,155
Corporate Overhead	—	—	—	—

Total revenues	22,461	17,646	50,360	30,767

Operating expenses:
Intellectual Property Segment	3,769	—	6,298	—
Services Segment	3,635	—	7,140	—
Corporate Overhead	3,865	—	7,597	—

Total operating expenses	11,269	—	21,035	—

Operating income (loss)
Intellectual Property Segment	14,882	—	36,496	—
Services Segment	175	—	426	—
Corporate Overhead	(3,865)	—	(7,597)	—

Total operating income	$11,192	$—	$29,325	$—

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	$9,724	$9,824	$19,491	$17,533
Taiwan	242	247	280	297
Singapore	55	51	81	673
Korea	7,284	258	17,462	498
Japan	4,899	7,029	12,762	11,465
Other	257	237	284	301

	$22,461	$17,646	$50,360	$30,767

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

We generate revenues from two primary sources:

•	royalty and license fees, which represent the majority of our revenues and consist of license fees for our patented technologies and royalties on semiconductors shipped by our licensees that employ these patented technologies; and

•	services, which utilize or further our intellectual property.

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

Semiconductor manufacturers and assemblers pay on-going royalties on their shipment of semiconductors incorporating our intellectual property. Royalty payments are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our technology, although we do have arrangements in which royalties are paid based upon a percent of the net sales price and upon the number of packages produced. Our licensees report royalties quarterly, and most also pay on a quarterly basis. As there is no reliable basis on which to estimate our royalty revenues prior to obtaining these reports from our licensees, we recognize royalty revenue when we receive a royalty report from our customer. We receive these reports the quarter after the semiconductors that incorporate our technology have been shipped.

From time to time, we receive payments through license negotiations or the resolution of patent disputes. These settlements generally include amounts for royalties related to previous periods based on historical production volumes. These amounts are reported as “past production payments” (previously identified as “other intellectual property revenues”) in the statement of operations. In an effort to more specifically reflect the components of this revenue line, we changed the nomenclature as of the quarter ended June 30, 2005. Past production payments revenues will vary significantly on a quarterly basis.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia. For the three and six months ended June 30, 2005, these revenues accounted for 55.6% and 60.7% of our total revenues, respectively. In the three and six months ended June 30, 2004, these revenues accounted for 43.0% and 42.0% of our total revenues, respectively. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three and six months ended June 30, 2005, Fujitsu Limited, Hynix Semiconductor, Intel Corporation, Samsung Electronics and Texas Instruments, Inc. each accounted for over 10% of total revenues. For the three and six months ended June 30, 2004, Texas Instruments, Inc., Intel Corporation and NEC Electronics Corporation each accounted for over 10% of total revenues.

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

Effective 2005, we organized our business operations into four operating groups, the Advanced Semiconductor Packaging Group, the Emerging Markets and Technologies Group, Socketstrate, Inc.,(a wholly owned subsidiary formed in May 2005) and the Product Miniaturization Division. These groups are reported into two segments; Intellectual Property, into which the Advanced Semiconductor Packaging Group, Emerging Markets and Technologies Group and Socketstrate, Inc. are consolidated, and Services consisting of the Production Miniaturization Division. The segments were determined based upon how the chief operating decision maker views and evaluates our operations. Segment information in this MD&A and in Note 7 of the Notes to Financial Statements is presented in accordance with the Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information. For years prior to 2005, revenues were presented to management in the Intellectual Property and Services categories; however expenses were not allocated or presented to the chief operating decision maker for these categories. It would be impractical to determine an allocation method for prior year expenses, therefore only revenues will be presented for these new segments. In addition to our reportable segments, we also have the Corporate Overhead category that is not a reportable segment. It includes certain operating expenses and credits that are not allocated to the operating segments because these operating expenses and credits are not considered in evaluating the operating performance of our business segments.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes in our critical accounting policies and estimates for the three-months ended June 30, 2005 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2004. For a discussion of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Royalty and license fees	59.2%	46.1%	49.9%	55.4%
Past production payments	23.8	37.4	35.1	27.9
Service revenues	17.0	16.5	15.0	16.7

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	14.6	11.5	12.4	12.6
Research and development	6.9	10.5	6.1	13.2
Selling, general and administrative	27.8	26.5	22.7	28.9
Stock-based compensation	0.8	0.4	0.6	0.6

Total operating expenses	50.1	48.9	41.8	55.3

Operating income	49.9	51.1	58.2	44.7
Other income, net	3.4	0.8	2.7	0.8

Income before taxes	53.3	51.9	60.9	45.5
Income tax provision	18.9	2.8	21.9	4.0

Net income	34.4%	49.1%	39.0%	41.5%

Three and Six Months Ended June 30, 2005 and 2004

Revenues

Revenues for the three months ended June 30, 2005 were $22.5 million compared with $17.6 million for the three months ended June 30, 2004, an increase of $4.9 million or 27.8%. Revenues for the six months ended June 30, 2005 were $50.4 million compared with $30.8 million for the six months ended June 30, 2004, an increase of $19.6 million or 63.7%. The overall increase in the three months ended June 30, 2005 is primarily due to the increase in royalties and license fees of $5.2 million. The increase in the six months ended June 30, 2005 is primarily due to an increase in royalty and license fees of $8.1 million and an increase in past production payments of $9.1 million, related to resolution of negotiations with four customers.

Cost and expenses

Cost of Revenues

Cost of revenues primarily relates to service revenue as the cost of revenues associated with intellectual property revenues is minimal. For the three months and six months ended June 30, 2005, cost of revenues represented 86.3% and 82.6%, respectively, of service revenues for each associated period. For the three and six months ended June 30, 2004, cost of revenues represented 70.1% and 75.4%, respectively, of service revenues for each associated period. Cost of revenues as a percentage of total revenues will vary based on the service revenues component of total revenues.

Cost of revenues for the three months ended June 30, 2005 were $3.3 million as compared to $2.0 million for the three months ended June 30, 2004, an increase of $1.3 million or 65.0%. Cost of revenues for the six months ended June 30, 2005 were $6.3 million as compared to $3.9 million for the six months ended June 30, 2004, an increase of $2.4 million or 61.5%. The majority of the increase was attributable to the allocation of more personnel to service-related projects and an increase in the number of these projects. Increased materials and subcontractor costs related to service-related projects also accounted for part of the increase in cost of revenues. For the three months and six months ended June 30, 2005, materials and subcontractor costs totaled $748,000 and $1.7 million, respectively, as compared to $253,000 and $566,000, respectively, for the three and six months ended June 30, 2004, an increase of $495,000 and $1.1 million, respectively, or 195.7% and 194.3%, respectively.

Research and Development

Research and development (R&D) expenses for the three months ended June 30, 2005 were $1.6 million as compared to $1.9 million for the three months ended June 30, 2004, a decrease of $300,000 or 15.8%. R&D expenses for the six months ended June 30, 2005 were $3.1 million as compared to $4.1 million for the six months ended June 30, 2004, a decrease of $1.0 million or 24.4%. This decrease in expenses is primarily due to the reassignment of more personnel resources to service revenue projects.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, therefore we expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2005 were $6.3 million as compared to $4.7 million for the three months ended June 30, 2004, an increase of $1.6 million or 34.0%. SG&A expenses for the six months ended June 30, 2005 were $11.4 million as compared to $8.9 million for the six months ended June 30, 2004, an increase of $2.5 million or 28.1%. The increase is primarily attributable to our 2005 internal reorganization of personnel and departments that better aligns our resources to accommodate the needs of our business. In this effort we have increased our headcount by ten in the following areas: business development, finance and legal. The related compensation expense is included in SG&A. Total litigation expenses for the three and six months ended June 30, 2005 were $1.4 million and $1.9 million, respectively, compared to the three and six months ended June 30, 2004 of $1.7 million and $2.9 million. The decrease in litigation in 2005 versus 2004 is due to the resolution of the Samsung case in 2004. We expect to incur additional litigation expenses related to the Micron and Infineon legal proceedings, described in Part II, Item 1 – Legal Proceedings below, in the upcoming quarter.

Excluding litigation expenses, we expect that as a percentage of revenues, our SG&A expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation with Micron and Infineon, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation

Stock-based compensation increased to $181,000 for the three months ended June 30, 2005, compared to $61,000 for three months ended June 30, 2004. For the six months ended June 30, 2005 stock-based compensation was $315,000 as compared to $186,000 for the six months ended June 30, 2004. The increase in stock-based compensation is primarily due to issuances of shares of restricted stock in 2005.

Interest and Other Income, Net

Interest and other income, net for the three months ended June 30, 2005 was $773,000 compared to $133,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, interest and other income, net was $1.4 million as compared to $242,000 for the six months ended June 30, 2004. The increase is directly related to income earned on higher cash balances as a result of positive cash flow generated from operations. Our cash balance at June 30, 2005 was $138.0 million as compared to $108.3 million at June 30, 2004.

Provision for Income Taxes

Income tax provision for the three and six months ended June 30, 2005 was $4.2 million and $11.0 million, respectively, and was comprised of domestic income tax and foreign withholding tax. For the three and six months ended June 30, 2004 the income tax provision was $497,000 and $1.2 million, respectively. The 2004 income tax provision included the alternative minimum tax and foreign withholding tax. The increase in the income tax provision for the three and six months ended June 30, 2005 over the three and six months ended June 30, 2004 is primarily attributable to the increase in the effective book tax rate of 35.8% in 2005 as compared to a negative effective tax rate in 2004. This increase reflects the reversal in the fourth quarter of 2004 of the valuation allowance against our deferred tax asset, which consisted mainly of net operating losses carried forward from prior periods.

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

Emerging Markets and Technologies Group is focused on expanding our technology portfolio into areas outside of our core markets and represent long-term growth opportunities through application of existing patents, products and technologies; internal development of new technologies for high growth markets; applications such as imaging, MEMs and RF; and new partnerships, ventures and acquisitions of complementary technology.

Sockestrate, Inc., a wholly-owned subsidiary formed in May 2005 is focused on acquiring patents, managing any associated licensing rights and further development of the technology acquired under the new patents. In May 2005, we entered into a number of new agreements with North Corporation (North), which included the acquisition of 100% ownership of all US patents/applications filed by North, joint ownership of patents/applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North, for $5.9 million. The main technology acquired under the North patents is a substrate technology that gives us an entry into the materials technology for packaging and interconnects as well as establishing infrastructure for next-generation technology.

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

The following table sets forth our segments revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Intellectual Property Segment	$18,651	$14,742	$42,794	$25,612
Services Segment	3,810	2,904	7,566	5,155
Corporate Overhead	—	—	—	—

Total revenues	22,461	17,646	50,360	30,767

Operating expenses (1):
Intellectual Property Segment	3,769	—	6,298	—
Services Segment	3,635	—	7,140	—
Corporate Overhead	3,865	—	7,597	—

Total operating expenses	11,269	—	21,035	—

Operating income (loss)
Intellectual Property Segment	14,882	—	36,496	—
Services Segment	175	—	426	—
Corporate Overhead	(3,865)	—	(7,597)	—

Total operating income	$11,192	$—	$29,325	$—

(1)	For the prior year ended December 31, 2004, revenues were presented to management in the Intellectual Property and Services categories; however, expenses were not allocated or presented to the chief operating decision maker for these categories. It would be impractical to determine an allocation method for prior year expenses, therefore only revenues are presented for the above segments.

The revenues and operating income (loss) amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the U.S. applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three months and six months ended June 30, 2005, corporate overhead expenses were $4.4 million and $8.2 million, respectively.

Intellectual Property Segment

Intellectual property total revenues for the three months ended June 30, 2005 were $18.7 million as compared to $14.7 million for the three months ended June 30, 2004, an increase of $4.0 million or 27.2%. The increase of $4.0 million consists of an increase of $5.2 million in royalty and license fees revenue offset by a decrease in past production payments revenue of $1.2 million. For the three months ended June 30, 2005, the increase of $5.2 million was attributable to royalty and license fees revenue of $4.0 million from existing customers and $1.2 million from new customers. The decrease of $1.2 million in past production payments was primarily due to negotiated resolutions with one customer totaling $4.5 million in the three months ended June 30, 2005 as compared to the resolution of negotiations with four customers totaling $6.6 million in the three months ended June 30, 2004. For the six months ended June 30, 2005, intellectual property revenues were $42.8 million, as compared to $25.6 million for the six months ended June 30, 2004, an increase of $17.2 million or 67.2%. The increase of $17.2 million consists of an increase in royalty and license fees revenue of $8.1 million and an increase in past production payments revenue of $9.1 million. For the six months ended June 30, 2005, the $8.1 million increase was due to royalty and license fees revenue of $6.9 million from existing customers and $1.2 million from new customers. The increase of $9.1 million in past production payments revenue was primarily due to the resolution of negotiations with four customers totaling $17.7 million. These resolutions were greater than the aggregate amount negotiated with six customers in the six months ended June 30, 2004 which totaled $8.6 million.

Operating expenses for the three months and six months ended June 30, 2005 were $3.8 million and $6.3 million, respectively. For the three months ended June 30, 2005, operating expenses of $3.8 million consisted of $16,000 in cost of revenues, $1.4 million in R&D costs, $2.3 million in SG&A and $80,000 in stock compensation costs. For the six months ended June 30, 2005, operating expenses of $6.3 million consisted of $39,000 in cost of revenues, $2.7 million in R&D costs, $3.5 million in SG&A and $116,000 of stock compensation costs. Included in the SG&A expenses for the three and six months ended June 30, 2005 are litigation costs of $1.4 million and $1.9 million, respectively. We expect that litigation costs will become a material portion of the Intellectual Property segment’s SG&A in future periods, and may increase significantly in some periods, because of our ongoing litigation with Micron and Infineon, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three months and six months ended June 30, 2005 was $14.9 million and $36.5 million, respectively.

Services Segment

Service revenues for the three months ended June 30, 2005 was $3.8 million as compared to $2.9 million for the three months ended June 30, 2004, an increase of $900,000 or 31.1%. For the six months ended June 20, 2005, service revenues were $7.6 million as compared to $5.2 million for the six months ended June 30, 2004, an increase of $2.4 million or 46.2%. The increase is due to the increase in service revenues from government related contracts. For the three and six months ended June 30, 2005, total service revenues of $3.8 million and $7.6 million, respectively, consisted of $3.6 million and $7.3 million, respectively, from government related contracts. For the three and six months ended June 30, 2004, total service revenues of $2.9 million and $5.2 million, respectively, consisted of $2.6 million and $4.8 million, respectively, from government related contracts.

Operating expenses for the three months and six months ended June 30, 2005 were $3.6 million and $7.2 million, respectively. For the three months ended June 30, 2005, operating expenses of $3.6 million consisted of $2.2 million in cost of revenues, $1.1 million in R&D costs, $284,000 in SG&A and $18,000 in stock compensation costs. For the six months ended June 30, 2005, operating expenses of $7.1 million consisted of $6.2 million in cost of revenues, $1.3 million in R&D costs, $615,000 in SG&A and $20,000 in stock compensation costs.

Operating income for the three months and six months ended June 30, 2005 was $175,000 and $426,000, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $138.0 million at June 30, 2005, an increase of $29.7 million from $108.3 million at December 31, 2004. The increase was primarily the result of $30.0 million in cash provided by operating activities and $7.8 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $8.1 million in capital expenditures.

Net cash provided by operating activities for the six months ended June 30, 2005 of $30.0 million was attributable to net income of $19.7 million, adjusted for non-cash items of depreciation and amortization of deferred stock-based compensation of $924,000, a decrease in prepaid expenses and other assets of $8.0 million, an increase in accounts payable of $814,000 and an increase in accrued liabilities of $679,000. The increase was partially offset by an increase in accounts receivable of $88,000 and a decrease in deferred revenue of $3,000. The $8.0 million decrease in prepaid and other assets is primarily due to the booking of domestic income tax of $8.6 million against our deferred tax asset, and off-set by prepaid expenses of $575,000. The increase in accounts payable is attributable to increased purchases of materials and supplies to accommodate our increase in service-related projects. The increase in accounts receivable of $88,000 is primarily attributable to the timing or receipt from customers and amounts earned under our license agreements. The increase in accrued liabilities is primarily due to an increase in litigation expenses.

Net cash provided by operating activities for the six months ended June 30, 2004 of $9.2 million was primarily attributable to net income of $12.8 million, non-cash expenses primarily consisting of depreciation and amortization of deferred stock-based compensation of $748,000, an increase in accounts payable of $175,000 and an increase in accrued liabilities of $2.1 million. This was partially off-set by an increase in accounts receivable of $5.6 million, an increase in prepaid and other current assets of $809,000 and a decrease in deferred revenue of $154,000. Increase in accounts payable was primarily attributable to increased purchases of materials and supplies to accommodate our increases in service related-projects and expanded research and development activities. The $2.1 million in accrued liabilities was primarily due to litigation expense. The increase in accounts receivable was primarily due to the resolution of negotiations with one customer for $4.4 million. The $809,000 increase in prepaid and other current assets is primarily due to prepaid insurance and expenses that are amortized over a period less than or equal to twelve months.

Net cash used in investing activities in the six months ended June 30, 2005 and June 30, 2004 of $8.1 million and $608,000, respectively, was attributable to the purchase of property and equipment of $2.2 million, and the purchase of intangible assets of $5.9 million. For the amount of $5.9 million, we entered into a number of new agreements with North in May 2005, which included the acquisition of 100% ownership of all US patents/applications filed by North, joint ownership of patents/applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North.

Net cash provided by financing activities in the six months ended June 30, 2005 and June 30, 2004 of $7.8 million and $3.3 million, respectively, was attributable to net proceeds from the issuance of common stock under our stock option and employee stock purchase plans.

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

Contractual Cash Obligations

As of June 30, 2005, the following sets forth our minimum commitments under operating leases, most of which result from a facilities lease:

Year Ended December 31,	Amount
(in thousands)
2005	165
2006	377
2007	368
2008	368
2009	368
Thereafter	521

Total minimum lease commitments	$2,167

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

On March 1, 2005, the Company filed a lawsuit against Micron Technology, Inc. and its subsidiary Micron Semiconductor Products, Inc. (collectively “Micron”) and against Infineon Technologies AG, Infineon Technologies Richmond LP and Infineon Technologies North America Corp. (collectively “Infineon”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627 arising from Micron’s and Infineon’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining Micron and Infineon from continuing to infringe these patents and other relief. On April 13, 2005, the Company filed an amended complaint against Micron and Infineon alleging their violation of federal antitrust law, Texas antitrust law and Texas common law based on Micron’s and Infineon’s anticompetitive actions in markets related to synchronous DRAM. These new claims are in addition to the patent infringement claims in our original complaint, and we are seeking to recover additional damages for these new claims, including enhanced damages and/or punitive damages, depending upon the nature of the claim. We also seek other relief, including enjoining Micron and Infineon from continuing their anticompetitive actions. This proceeding has just begun, and the Company cannot predict its outcome. Discovery has started, and trial is currently scheduled for August 14, 2006. An adverse decision in this proceeding could significantly harm our business. This case is further described in Part II, Item 1 – Legal Proceedings below.

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

We receive a significant amount of our revenues from a limited number of customers. In the three months and six months ended June 30, 2005, revenues from our top customers, Fujitsu Limited accounted for 5.0% and 10.0% of total revenue respectively, Hynix Semiconductor accounted for 21.6% and 9.6% of total revenue, respectively, Intel Corporation accounted for 11.3% and 8.4% of total revenue, respectively, Samsung Electronics accounted for 10.9% and 25.1% of total revenue, respectively, and Texas Instruments, Inc., accounted for 15.8% and 15.5% of total revenue, respectively. In the three and six months ended June 30, 2004, Texas Instruments, Inc. accounted for 19% and 23% of total revenue, respectively, Intel Corporation accounted for 21% and 18% of total revenue, respectively, and NEC Electronics Corporation accounted for 25% and 14% of total revenue, respectively. We expect that a significant portion of our revenues will continue to come from a few customers for the foreseeable future. If we lose any of these customers or if our revenues from them decline, our revenues may decrease substantially.

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

For example, in the year 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123R (revised 2004), Share-Based Payment (FAS 123R), that requires companies to expense the value of employee stock options and similar awards using fair value methodologies. This accounting change, scheduled for an effective date of January 1, 2006, or any changes in existing taxation rules related to stock options could have a significant negative effect on our reported results and on our ability to provide accurate guidance on our future reported financial results as a result of the variability of the factors used to establish the value of stock options.

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

We currently provide guidance on revenue, expenses and cash taxes on a quarterly and annual basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. We have had positive net income since the fourth quarter of 2001. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this report and the following:

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

System Integration issues could disrupt our internal operations, which could harm our revenue, increase our expenses and harm our reputation and stock price.

We are currently implementing a financial enterprise resource planning (ERP) system and a product life cycle management (PLM) system. These implementations have required us to alter many of our existing procedures at the same time. Operational disruptions during the course of this transition process or delays in the implementation of these new systems could adversely impact our operations. Our ability to forecast sales demand, record orders, manage our product life cycle and record and report financial and management information on a timely and accurate basis could be impaired during the transition period. Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems integration work. We may not be successful in implementing the new systems and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of the new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our operations, our financial position and cash flows. Disruptions to these systems could also interrupt operational processes and adversely impact our ability to provide services and support to our customers and fulfill contractual obligations. As a result, our results of our operations, financial position, cash flows and stock price could be adversely affected.

We recently evaluated our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

We evaluated our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. In performing the system and process evaluation and testing required to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404, we incurred significant additional expenses, which adversely affected our operating results and financial condition, and diverted a significant amount of management’s time. We believe that our internal control procedures currently meet the mandated requirements. However, there are no assurances that we will be able to continue to comply with the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion. If we do not complete these requirements in a timely manner or with adequate compliance, we might be subject to investigation by regulatory authorities and a loss of public confidence in our internal controls, which could adversely affect our financial results and the market price of our common stock.

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

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, flawed and potentially detrimental to our ongoing business relationship with our licensees. Recently we began to randomly audit licensees to independently verify the accuracy of the information in their royalty reports in an effort to decrease the likelihood that we are receiving less royalty revenues than we are entitled to under the terms of our license agreements, but we cannot give assurances that the random audits will be effective to that end.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia. For the three and six months ended June 30, 2005, these revenues accounted for 55.6% and 60.7% of our total revenues, respectively. International operations are subject to a number of risks, including the following:

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

Because our services sometimes involve the delivery of package designs and prototypes, we may be subject to claims that we infringed or induced the infringement of patents and other intellectual property rights belonging to others. If such a claim were made, we may have to take a license or stop manufacturing the accused packages, which could cause our services revenues to decrease. If we choose not to take a license, we may be sued for infringement, and may incur significant litigation costs in defending against the lawsuit. If we are found to infringe the intellectual property rights of others, we may have to pay damages and could be subject to an injunction preventing us from continuing to provide the services. Any of these outcomes could harm our business.

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

We have made and may continue to make acquisitions which could divert management’s attention, cause ownership dilution to our stockholders, be difficult to integrate and adversely affect our financial results.

Acquisitions are commonplace in the semiconductor industry and we may acquire businesses or technologies. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Tessera, Inc. v. Micron Technology, Inc. et a, Civil Action No. 02-05cv-94 (E.D. Tex.)

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

On May 11, 2005, Micron and Infineon filed a motion to dismiss Tessera’s antitrust claims. On July 13, 2005, the Court granted in part and denied in part the motion to dismiss, allowing Tessera to go forward with its antitrust claims with respect to at least one of the markets alleged to be affected by Micron’s and Infineon’s anti-competitive conduct.

On June 22, 2005, Micron filed a motion requesting the Court’s permission to file a patent infringement counterclaim against Tessera as part of this lawsuit. On July 14, 2005, the Court denied Micron’s motion but allowed Micron to proceed with a separate patent infringement lawsuit in the Eastern District of Texas, which has been assigned Civil Action No. 2-05cv-319, which is discussed in more detail below.

On June 28, 2005, Micron and Infineon filed their answers to the Company’s amended complaint. Those answers deny most of the averments in the Company’s amended complaint, and also assert numerous affirmative defenses.

This proceeding has just begun, and the Company cannot predict its outcome. Discovery has started, and trial is currently scheduled for August 14, 2006. An adverse decision in this proceeding could significantly harm our business.

Micron Technology, Inc. et al. v. Tessera, Inc., Civil Action No. 02-05cv-319 (E.D. Tex.)

This case began on July 14, 2005, as described above, as a result of the Court’s denial of Micron’s motion to add patent infringement claims to Case No. 2-05CV-94. Micron’s complaint asserts that the Company infringes, including by directly infringing, contributorily infringing and/or inducing infringement, the following Micron patents: U.S. Patent Nos. 5,739,585, 6,013,948, 6,268,649, 6,738,263, 5,107,328, 6,265,766, 4,992,849, and Re. 36,325. Micron’s complaint requests, among other things, that the Court enter judgment that the Company has infringed each of the above-identified Micron patents and permanently enjoin the Company (and its employees, agents and others acting in concert or participation) from infringement of those patents, that the Court award Micron damages in compensation for that alleged infringement, that the Court declare this an exceptional case and award Micron its costs, expenses and reasonable attorneys’ fees, and that the Court award Micron any and all other relief to which it may be entitled or which the Court deems just and proper.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 19, 2005. The stockholders elected for the ensuing year all of management’s nominees for the Board of Directors and ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2005. The Company’s Third Amended and Restated 2003 Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 1,200,000 shares and to revise the automatic award formula for non-employee directors was not approved.

The voting results are as follows:

Directors	Votes Cast
	For	Withheld	Broker Non-Votes
Robert J. Boehlke	26,171,439	14,336,804	-0-
E. Borje Ekholm	37,462,042	3,046,201	-0-
John B. Goodrich	37,346,982	3,161,261	-0-
Al S. Joseph	36,625,925	3,882,318	-0-
Bruce M. McWilliams	36,993,339	3,514,904	-0-
David C. Nagel	29,890,352	10,617,891	-0-
Henry R. Nothhaft	36,784,002	3,724,241	-0-
Robert A. Young	36,249,949	4,258,294	-0-
Proposal 2
	For	Against	Abstentions	Broker Non-Votes
Ratification of the appointment of PricewaterhouseCoopers LLP as the independent public accounting firm for the fiscal year ended December 31, 2005	40,308,157	192,510	7,576	151,447
Proposal 3
Approval of the Company’s Third Amended and Restated 2003 Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 1,200,000 shares and to revise the automatic award formula for non-employee directors.	16,213,481	16,382,977	554,289	7,508,943

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2005

Tessera Technologies, Inc.

By:	/s/ R. Douglas Norby
R. Douglas Norby
Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer