Form 10-Q
period 2005-09-30
TESSERA TECHNOLOGIES INC
filed 2005-11-14
CIK 1261694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 9, 2005, 44,901,476 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$146,142	$108,339
Accounts receivable	5,794	3,263
Short term deferred tax asset	13,743	15,632
Other current assets	1,127	843

Total current assets	166,806	128,077
Property and equipment, net	4,486	2,484
Long term deferred tax asset	—	9,036
Other assets	6,266	85

Total assets	$177,558	$139,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,673	$984
Accrued liabilities	4,424	3,615
Deferred revenue	149	107

Total current liabilities	6,246	4,706

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock: $0.001 par value; 150,021,000 shares authorized;
44,739,840 and 42,145,269 shares issued and outstanding	44	42
Additional paid-in capital	181,230	167,359
Deferred stock-based compensation	(2,649)	(414)
Accumulated deficit	(7,313)	(32,011)

Total stockholders’ equity	171,312	134,976

Total liabilities and stockholders’ equity	$177,558	$139,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Royalty and license fees	$14,113	$10,399	$39,238	$27,431
Past production payments	1,161	9,350	18,830	17,930
Service revenues	4,470	3,896	12,036	9,051

Total revenues	19,744	23,645	70,104	54,412

Operating expenses:
Cost of revenues	3,059	2,610	9,309	6,497
Research and development (1)	1,882	1,490	4,937	5,566
Selling, general and administrative (1)	7,411	4,954	18,826	13,833
Stock-based compensation	525	20	840	206

Total operating expenses	12,877	9,074	33,912	26,102

Operating income	6,867	14,571	36,192	28,310
Other income, net	1,067	233	2,427	475

Income before taxes	7,934	14,804	38,619	28,785
Provision for income taxes	2,904	999	13,921	2,219

Net income	$5,030	$13,805	$24,698	$26,566

Basic and diluted net income per share:
Net income per share; basic	$0.11	$0.34	$0.56	$0.67

Net income per share; diluted	$0.11	$0.30	$0.52	$0.57

Weighted average number of shares used in per share calculations; basic	44,452	40,448	43,720	39,482

Weighted average number of shares used in per share calculations; diluted	47,632	46,655	47,727	46,537

(1) Operating expense line item detail excludes stock-based compensation, as follows:
Research and development	192	5	288	52
Selling, general and administrative	333	15	552	154

Total	$525	$20	$840	$206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$24,698	$26,566
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,099	726
Gain on disposal of fixed assets	(4)	(5)
Stock-based compensation, net	840	206
Changes in operating assets and liabilities:
Accounts receivable	(2,531)	(2,942)
Deferred tax asset	10,925	—
Other assets	(526)	331
Accounts payable	689	157
Accrued liabilities	809	1,768
Deferred revenue	42	(172)

Net cash provided by operating activities	36,041	26,635

Cash flows from investing activities:
Purchases of property and equipment	(2,967)	(982)
Purchases of intangible assets	(6,073)	—
Proceeds from sale of fixed assets	4	6

Net cash used in investing activities	(9,036)	(976)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants, net	9,691	5,907
Proceeds from employee stock purchase program	1,107	431

Net cash provided by financing activities	10,798	6,338

Net increase in cash and cash equivalents	37,803	31,997
Cash and cash equivalents at beginning of period	108,339	64,379

Cash and cash equivalents at end of period	$146,142	$96,376

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$3,065	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”) develops semiconductor packaging technology that meets the demand for miniaturization and increased performance of electronic products. The Company licenses its technology to its customers, enabling them to produce semiconductors that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of communications, computing and consumer electronics products.

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2005 and 2004 and for the three and nine months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2004 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a 4-week, 4-week, 5-week reporting period. The current three-month period ended on Sunday, October 2, 2005. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The condensed consolidated financial statements include the accounts of Tessera Technologies, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s accounts receivable are concentrated with three customers at September 30, 2005, representing 44%, 24% and 19% of aggregate gross receivables, and two customers at December 31, 2004, representing 41% and 16% of aggregate gross receivables.

Intangible assets

Intangible assets consist primarily of acquired patents, which are amortized on a straight-line basis over their estimated useful lives.

In May 2005, the Company entered into a number of new agreements with North Corporation (“North”), which included the acquisition of 100% ownership of all United States patents and applications filed by North, joint ownership of patents and applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North, for $6,073,000. The Company has recorded these patents and license rights as intangible assets, and is amortizing them over their respective useful lives, currently estimated at 15 years.

The following table sets forth the intangible assets (in thousands):

	September 30, 2005	December 31, 2004
Intangible assets	$6,073	$—
Less: Accumulated amortization	(134)	—

	$5,939	$—

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

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Customer
Texas Instruments, Inc	19%	16%	17%	20%
Samsung Electronics	13%	26%	22%	12%
Intel Corporation	*	17%	*	17%

*	Less than 10%

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

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, some of the Company’s technology license agreements provide certain types of indemnification for customers regarding intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. As of September 30, 2005, no such claims have been filed against the Company and no liability has been accrued.

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

The Company accounts for stock issued to non-employees in accordance with the provisions of Statement 123 and Emerging Issues Task Force Consensus (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under Statement 123 and EITF No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. The Company believes that the fair value of the stock options are more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is re-measured at each reporting date until a commitment date is reached, which is generally the vesting date. In connection with non-employee stock awards, the Company recorded compensation expense of $0 and $25,000 for the three and nine months ended September 30, 2005, respectively, and $14,000 and $152,000 for the three and nine months ended September 30, 2004, respectively.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value method as prescribed by Statement 123. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income - as reported	$5,030	$13,805	$24,698	$26,566
Plus: Stock-based employee compensation expense determined under APB Opinion No. 25, included in reported net income, net of tax	10	6	17	54
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(5,365)	(2,878)	(11,300)	(5,757)

Net income - as adjusted	(325)	10,933	13,415	20,863

Basic net income per share:
As reported	$0.11	$0.34	$0.56	$0.67
As adjusted	$(0.01)	$0.27	$0.31	$0.53
Diluted net income per share:
As reported	$0.11	$0.30	$0.52	$0.57
As adjusted	$(0.01)	$0.23	$0.28	$0.45

The weighted-average fair value, as defined by Statement 123, options granted during the three and nine months ended September 30, 2005 were $15.14 and $16.39, respectively, and during the three and nine months ended September 30, 2004 were $11.10 and $11.00, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions are used to estimate the fair value of stock option grants in the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life (years)	3.5	5.0	3.6	5.0
Risk-free interest rate	4.1%	3.4%	3.8%	3.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	62.8%	68.0%	64.7%	68.9%

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s 2004 Employee Stock Purchase Plan (“ESPP”) during the three and nine months ended September 30, 2005 were $7.09 and $6.44, respectively, and during the three and nine months ended September 30, 2004 were $12.12 and $14.90, respectively. The following weighted average assumptions are used in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life (years)	2.0	2.0	2.0	2.0
Risk-free interest rate	3.6%	3.4%	3.8%	3.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	33.0%	52.0%	39.9%	65.0%

Net income per share

The Company reports both basic net income per share, which is based upon the weighted average number of common shares outstanding excluding returnable shares, and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$5,030	$13,805	$24,698	$26,566

Denominator:
Weighted average common shares outstanding	44,554	40,460	43,771	39,496
Less: Unvested common shares subject to repurchase	(102)	(12)	(51)	(14)

Total shares; basic	44,452	40,448	43,720	39,482
Effect of dilutive securities
Add: Stock options, restricted stock and warrants	3,078	6,195	3,956	7,041
Unvested common shares subject to repurchase	102	12	51	14

Total shares; diluted	47,632	46,655	47,727	46,537

Net income per share; basic	$0.11	$0.34	$0.56	$0.67

Net income per share; diluted	$0.11	$0.30	$0.52	$0.57

For the three and nine months ended September 30, 2005, a total of 924,875 and 259,883 common stock options, respectively, were excluded from the computation of diluted net income per share as they had an antidilutive effect. For the three and nine months ended September 30, 2004, no common stock options were excluded from the computation of diluted net income per share.

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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Trade	$1,217	$1,681
Other	4,577	1,582

	$5,794	$3,263

Property and equipment consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Furniture and equipment	$12,720	$10,125
Leasehold improvements	1,884	1,616

	14,604	11,741
Less: Accumulated depreciation and amortization	(10,118)	(9,257)

	$4,486	$2,484

Other assets consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Intangible assets, net	5,939	—
Other	327	85

	$6,266	$85

Accrued liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Employee compensation and benefits	$2,099	$2,519
Legal Fees	1,209	487
Other	1,116	609

	$4,424	$3,615

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

The 2003 Plan

In February 2003, the Board of Directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of September 30, 2005, there were 790,000 shares reserved for grant under this plan.

Options to purchase 1,002,000 of common stock were granted to employees during the nine months ended September 30, 2005. As of September 30, 2005, options to purchase 5,085,000 shares of common stock were outstanding.

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

As of September 30, 2005, there were 299,000 shares reserved for grant under this plan, and an aggregate of 101,000 common shares were purchased.

NOTE 5 – INCOME TAXES

Income tax provision for the three and nine months ended September 30, 2005 was $2.9 million and $13.9 million, respectively, and was comprised of domestic income tax and foreign withholding tax. For the three and nine months ended September 30, 2004, the income tax provision was $999,000 and $2.2 million, respectively. The 2004 income tax provision included the alternative minimum tax and foreign withholding tax. The increase in the income tax provision for the three and nine months ended September 30, 2005 over the three and nine months ended September 30, 2004 is primarily attributable to the increase in the effective book tax rate of 35.9% in 2005 as compared to a negative effective tax rate in 2004. This increase reflects the reversal in the fourth quarter of 2004 of the valuation allowance against our deferred tax asset, which consisted mainly of net operating losses carried forward from prior periods.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

Samsung Electronics Co. Ltd. v. Tessera, Inc., Civil Action No. 02-05837 CW (N.D. Cal.)

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

Tessera, Inc. v. Micron Technology, Inc. et al, Civil Action No. 02-05cv-94 (E.D. Tex.)

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

The Company cannot predict the outcome of this proceeding. Discovery has started, and trial is currently scheduled for August 14, 2006. An adverse decision in this proceeding could significantly harm our business.

Micron Technology, Inc. et al. v. Tessera, Inc., Civil Action No. 02-05cv-319 (E.D. Tex.)

This case began on July 14, 2005, as described above, as a result of the Court’s denial of Micron’s motion to add patent infringement claims to Case No. 2-05CV-94. Micron’s complaint asserts that the Company infringes, including by directly infringing, contributorily infringing and/or inducing infringement, the following Micron patents: U.S. Patent Nos. 5,739,585, 6,013,948, 6,268,649, 6,738,263, 5,107,328, 6,265,766, 4,992,849 and Re. 36,325. Micron’s complaint requests, among other things, that the Court enter judgment that the Company has infringed each of the above-identified Micron patents and permanently enjoin the Company (and its employees, agents and others acting in concert or participation) from infringement of those patents, that the Court award Micron damages in compensation for that alleged infringement, that the Court declare this an exceptional case and award Micron its costs, expenses and reasonable attorneys’ fees, and that the Court award Micron any and all other relief to which it may be entitled or which the Court deems just and proper.

The Company cannot predict the outcome of this proceeding. Discovery has just begun, and trial is currently set for November 13, 2006. An adverse decision in this proceeding could significantly harm our business.

Tessera, Inc. v. Advanced Micro Devices, Inc. and Spansion LLC, Civil Action No. 05-04063 (N.D. Cal),

On October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC (“Spansion”) in the United States District Court for the Northern District of California, alleging infringement of the Company’s U.S. Patents 5,679,97, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

This proceeding has just begun, and the Company cannot predict its outcome. Discovery has not yet begun and no trial date has been set. An adverse decision in this proceeding could significantly harm our business.

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

The following table sets forth our segments revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Intellectual Property Segment	$15,274	$19,749	$58,068	$45,361
Services Segment	4,470	3,896	12,036	9,051
Corporate Overhead	—	—	—	—

Total revenues	19,744	23,645	70,104	54,412

Operating expenses:
Intellectual Property Segment	5,454	—	11,752	—
Services Segment	3,556	—	10,696	—
Corporate Overhead	3,867	—	11,464	—

Total operating expenses	12,877	—	33,912	—

Operating income (loss)
Intellectual Property Segment	9,820	—	46,316	—
Services Segment	914	—	1,340	—
Corporate Overhead	(3,867)	—	(11,464)	—

Total operating income	$6,867	$—	$36,192	$—

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	$10,047	$11,681	$29,538	$29,214
Taiwan	307	188	588	485
Singapore	115	36	196	709
Korea	3,133	6,036	20,594	6,534
Japan	5,851	5,662	18,613	17,127
Other	291	42	575	343

	$19,744	$23,645	$70,104	$54,412

NOTE 8 – SUBSEQUENT EVENT

On October 31, 2005, the Company entered into an Asset Purchase Agreement with Shellcase, Ltd., an Israeli company, for approximately $33 million in cash. Completion of this transaction is subject to the satisfaction or waiver of numerous conditions. The Company is in the process of closing the transaction.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia. For the three and nine months ended September 30, 2005, these revenues accounted for 47.6% and 50.0% of our total revenues, respectively. In the three and nine months ended September 30, 2004, these revenues accounted for 50.0% and 46.0% of our total revenues, respectively. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three and nine months ended September 30, 2005, Samsung Electronics and Texas Instruments, Inc. each accounted for over 10% of total revenues. For the three and nine months ended September 30, 2004, Texas Instruments, Inc., Intel Corporation and Samsung Electronics each accounted for over 10% of total revenues.

We license most of our CSP and multi-chip packaging technology under a license that we refer to as a Tessera Compliant Chip, or TCC, license. The TCC license grants a worldwide right under the licensed patent claims to assemble, use and sell certain CSPs and multi-chip packages. In addition, we have licensed semiconductor material suppliers under our Tessera Compliant Mounting Tape, or TCMT, license. The TCMT license calls for a one-time license fee and, unlike most of our other licenses, does not require ongoing royalty payments.

Effective 2005, we organized our business operations into four operating groups, the Advanced Semiconductor Packaging Group, the Emerging Markets and Technologies Group, Socketstrate, Inc., (a wholly owned subsidiary formed in May 2005) and the Product Miniaturization Division. These groups are reported into two segments; Intellectual Property, into which the Advanced Semiconductor Packaging Group, Emerging Markets and Technologies Group and Socketstrate, Inc. are consolidated, and Services consisting of the Production Miniaturization Division. The segments were determined based upon how the chief operating decision maker views and evaluates our operations. Segment information in this MD&A and in Note 7 of the Notes to Financial Statements is presented in accordance with the Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information. For years prior to 2005, revenues were presented to management in the Intellectual Property and Services categories; however expenses were not allocated or presented to the chief operating decision maker for these categories. It would be impractical to determine an allocation method for prior year expenses, therefore only revenues will be presented for these new segments. In addition to our reportable segments, we also have the Corporate Overhead category that is not a reportable segment. It includes certain operating expenses and credits that are not allocated to the operating segments because these operating expenses and credits are not considered in evaluating the operating performance of our business segments.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes in our critical accounting policies and estimates for the three and nine months ended September 30, 2005 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2004. For a discussion of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Royalty and license fees	71.5%	44.0%	56.0%	50.4%
Past production payments	5.9	39.5	26.9	33.0
Service revenues	22.6	16.5	17.1	16.6

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	15.5	11.0	13.3	11.9
Research and development	9.5	6.3	7.0	10.2
Selling, general and administrative	37.5	21.0	26.9	25.4
Stock-based compensation	2.7	0.1	1.2	0.4

Total operating expenses	65.2	38.4	48.4	47.9

Operating income	34.8	61.6	51.6	52.1
Other income, net	5.4	1.0	3.5	0.9

Income before taxes	40.2	62.6	55.1	53.0
Income tax provision	14.7	4.2	19.9	4.1

Net income	25.5%	58.4%	35.2%	48.9%

Three and Nine Months Ended September 30, 2005 and 2004

Revenues

Revenues for the three months ended September 30, 2005 were $19.7 million compared with $23.6 million for the three months ended September 30, 2004, a decrease of $3.9 million or 16.5%. Revenues for the nine months ended September 30, 2005 were $70.1 million compared with $54.4 million for the nine months ended September 30, 2004, an increase of $15.7 million or 28.8%. The overall decrease in the three months ended September 30, 2005 is primarily due to the decrease in past production payments of $8.2 million, offset by an increase in royalties and license fees of $3.7 million. The increase in the nine months ended June 30, 2005 is primarily due to an increase in royalty and license fees of $11.8 million and an increase in past production payments of $899,000, related to resolution of negotiations with four customers.

Cost and expenses

Cost of Revenues

Cost of revenues primarily relates to service revenue as the cost of revenues associated with intellectual property revenues is minimal. For the three months and nine months ended September 30, 2005, cost of revenues represented 68.4% and 77.3%, respectively, of service revenues for each associated period. For the three and nine months ended September 30, 2004, cost of revenues represented 67.0% and 71.8%, respectively, of service revenues for each associated period. Cost of revenues as a percentage of total revenues will vary based on the service revenues component of total revenues.

Cost of revenues for the three months ended September 30, 2005 were $3.0 million as compared to $2.6 million for the three months ended September 30, 2004, an increase of $449,000 or 17.0%. Cost of revenues for the nine months ended September 30, 2005 were $9.3 million as compared to $6.5 million for the nine months ended September 30, 2004, an increase of $2.8 million or 43.0%. The majority of the increase was attributable to the allocation of more personnel to service-related projects and an increase in the number of these projects. Increased materials and subcontractor costs related to service-related projects also accounted for part of the increase in cost of revenues. For the three months and nine months ended September 30, 2005, materials and subcontractor costs totaled $759,000 and $2.4 million, respectively, as compared to $501,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2004, an increase of $258,000 and $1.3 million, respectively, or 51.0% and 118.0%, respectively.

Research and Development

Research and development (R&D) expenses for the three months ended September 30, 2005 were $1.9 million as compared to $1.5 million for the three months ended September 30, 2004, an increase of $392,000 or 26.0%. R&D expenses for the nine months ended September 30, 2005 were $5.0 million as compared to $5.6 million for the nine months ended September 30, 2004, a decrease of $630,000 or 11.0%. This decrease in expenses is primarily due to the reassignment of more personnel resources to service revenue projects.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, therefore we expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2005 were $7.4 million as compared to $5.0 million for the three months ended September 30, 2004, an increase of $2.4 million or 48.0%. SG&A expenses for the nine months ended September 30, 2005 were $18.8 million as compared to $13.8 million for the nine months ended September 30, 2004, an increase of $5.0 million or 36.0%. The increase is primarily attributable to our 2005 internal reorganization of personnel and departments that better aligns our resources to accommodate the needs of our business. In this effort we have increased our headcount by ten in the following areas: business development, finance and legal. The related compensation expense is included in SG&A. Total litigation expenses for the three and nine months ended September 30, 2005 were $2.7 million and $4.6 million, respectively, compared to the three and nine months ended September 30, 2004 of $1.7 million and $4.7 million. The increase of $1.0 million in the three months ended September 30, 2005 is primarily due to litigation expenses related to the Micron, Infineon, AMD and Spansion lawsuits, described in Part II, Item 1 – Legal Proceedings below.

Excluding litigation expenses, we expect that as a percentage of revenues, our SG&A expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation with Micron, Infineon, AMD and Spansion, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation

Stock-based compensation increased to $525,000 for the three months ended September 30, 2005, compared to $20,000 for three months ended September 30, 2004. For the nine months ended September 30, 2005 stock-based compensation was $840,000 as compared to $206,000 for the nine months ended September 30, 2004. The increase in stock-based compensation is primarily due to issuances of shares of restricted stock in 2005.

Interest and Other Income, Net

Interest and other income, net for the three months ended September 30, 2005 was $1.1 million compared to $233,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, interest and other income, net was $2.4 million as compared to $475,000 for the nine months ended September 30, 2004. The increase is directly related to income earned on higher cash balances as a result of positive cash flow generated from operations. Our cash balance at September 30, 2005 was $146.1 million as compared to $96.4 million at September 30, 2004.

Provision for Income Taxes

Income tax provision for the three and nine months ended September 30, 2005 was $2.9 million and $13.9 million, respectively, and was comprised of domestic income tax and foreign withholding tax. For the three and nine months ended September 30, 2004 the income tax provision was $999,000 and $2.2 million, respectively. The 2004 income tax provision included the alternative minimum tax and foreign withholding tax. The increase in the income tax provision for the three and nine months ended September 30, 2005 over the three and nine months ended September 30, 2004 is primarily attributable to the increase in the effective book tax rate of 35.9% in 2005 as compared to a negative effective tax rate in 2004. This increase reflects the reversal in the fourth quarter of 2004 of the valuation allowance against our deferred tax asset, which consisted mainly of net operating losses carried forward from prior periods.

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

The following table sets forth our segments revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Intellectual Property Segment	$15,274	$19,749	$58,068	$45,361
Services Segment	4,470	3,896	12,036	9,051
Corporate Overhead	—	—	—	—

Total revenues	19,744	23,645	70,104	54,412

Operating expenses (1):
Intellectual Property Segment	5,454	—	11,752	—
Services Segment	3,556	—	10,696	—
Corporate Overhead	3,867	—	11,464	—

Total operating expenses	12,877	—	33,912	—

Operating income (loss)
Intellectual Property Segment	9,820	—	46,316	—
Services Segment	914	—	1,340	—
Corporate Overhead	(3,867)	—	(11,464)	—

Total operating income	$6,867	$—	$36,192	$—

(1)	For the prior year ended December 31, 2004, revenues were presented to management in the Intellectual Property and Services categories; however, expenses were not allocated or presented to the chief operating decision maker for these categories. It would be impractical to determine an allocation method for prior year expenses, therefore only revenues are presented for the above segments.

The revenues and operating income (loss) amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the U.S. applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three months and nine months ended September 30, 2005, corporate overhead expenses were $3.9 million and $11.5 million, respectively.

Intellectual Property Segment

Intellectual property total revenues for the three months ended September 30, 2005 were $15.3 million as compared to $19.8 million for the three months ended September 30, 2004, for a decrease of $4.5 million or 23.0%. The decrease of $4.5 million consists of an increase in royalty and license fees revenue of $3.7 million offset by a decrease of $8.2 million in past production payments revenue. For the three months ended September 30, 2005, the increase of $3.7 million was attributable to royalty and license fees revenue of $3.0 million from existing customers and $717,000 from new customers. The decrease of $8.2 million in past production payments was primarily due to negotiated resolutions with one customer totaling $1.2 million in the three months ended September 30, 2005 as compared to the resolution of negotiations with four customers totaling $9.4 million in the three months ended September 30, 2004. For the nine months ended September 30, 2005, intellectual property revenues were $58.0 million, as compared to $45.3 million for the nine months ended September 30, 2004, an increase of $12.7 million or 28.0%. The increase of $12.7 million consists of an increase in royalty and license fees revenue of $11.8 million and an increase in past production payments revenue of $899,000. For the nine months ended September 30, 2005, the $11.8 million increase was due to royalty and license fees revenue of $9.8 million from existing customers and $2.0 million from new customers. The increase of $899,000 in past production payments revenue was primarily due to the resolution of negotiations with five customers totaling $18.8 million. These resolutions were greater than the aggregate amount negotiated with six customers in the nine months ended September 30, 2004 which totaled $17.9 million.

Operating expenses for the three months and nine months ended September 30, 2005 were $5.4 million and $11.8 million, respectively. For the three months ended September 30, 2005, operating expenses of $5.4 million consisted of $13,000 in cost of revenues, $1.7 million in R&D costs, $3.5 million in SG&A and $240,000 in stock compensation costs. For the nine months ended September 30, 2005, operating expenses of $11.8 million consisted of $52,000 in cost of revenues, $4.4 million in R&D costs, $7.0 million in SG&A and $356,000 of stock compensation costs. Included in the SG&A expenses for the three and nine months ended September 30, 2005 are litigation costs of $2.7 million and $4.6 million, respectively. We expect that litigation costs will become a material portion of the Intellectual Property segment’s SG&A in future periods, and may increase significantly in some periods, because of our ongoing lawsuits with Micron, Infineon, AMD and Spansion, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three months and nine months ended September 30, 2005 was $9.8 million and $46.3 million, respectively.

Services Segment

Service revenues for the three months ended September 30, 2005 was $4.5 million as compared to $3.9 million for the three months ended September 30, 2004, an increase of $574,000 or 15.0%. For the nine months ended September 30, 2005, service revenues were $12.0 million as compared to $9.1 million for the nine months ended September 30, 2004, an increase of $2.9 million or 32.0%. The increase is due to the increase in service revenues from government related contracts. For the three and nine months ended September 30, 2005, total service revenues of $4.5 million and $12.0 million, respectively, consisted of $4.3 million and $11.7 million, respectively, from government related contracts. For the three and nine months ended September 30, 2004, total service revenues of $3.9 million and $9.1 million, respectively, consisted of $3.8 million and $9.0 million, respectively, from government related contracts.

Operating expenses for the three months and nine months ended September 30, 2005 were $3.6 million and $10.7 million, respectively. For the three months ended September 30, 2005, operating expenses of $3.6 million consisted of $4.1 million in cost of revenues, $252,000 in SG&A, and $111,000 in stock compensation cost offset by a credit of $876,000 in R&D costs. The credit of $876,000 in R&D was primarily attributable to a transfer of costs to revenue generating projects. For the nine months ended September 30, 2005, operating expenses of $10.7 million consisted of $9.3 million in cost of revenues, $442,000 in R&D costs, $867,000 in SG&A and $100,000 in stock compensation costs.

Operating income for the three months and nine months ended September 30, 2005 was $914,000 and $1.3 million, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $146.1 million at September 30, 2005, an increase of $37.8 million from $108.3 million at December 31, 2004. The increase was primarily the result of $36.0 million in cash provided by operating activities and $10.8 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $9.0 million in capital expenditures.

Net cash provided by operating activities for the nine months ended September 30, 2005 of $36.0 million was attributable to net income of $24.7 million, adjusted for non-cash items of depreciation and amortization of deferred stock-based compensation of $1.9 million, a decrease in deferred tax asset of $10.9 million, an increase in accounts payable of $689,000, an increase in accrued liabilities of $809,000 and an increase in deferred revenue of $42,000. The increase was partially offset by an increase in accounts receivable of $2.5 million and an increase in prepaid expense and other assets of $526,000. The decrease of $10.9 million in deferred tax asset was due to the booking of domestic income tax. The increase in accounts payable is attributable to increased purchases of materials and supplies to accommodate our increase in service-related projects. The increase in accounts receivable of $2.5 million is primarily attributable to the timing or receipt from customers and amounts earned under our license agreements. The increase in accrued liabilities is primarily due to an increase in litigation expenses.

Net cash provided by operating activities for the nine months ended September 30, 2004 of $26.6 million was primarily attributable to net income of $26.6 million, non-cash expenses primarily consisting of depreciation and amortization of deferred stock-based compensation of $932,000, an increase in accounts payable of $157,000 and an increase in accrued liabilities of $1.8 million. This was partially off-set by an increase in accounts receivable of $2.9 million, a decrease in prepaid and other current assets of $331,000 and a decrease in deferred revenue of $172,000. The increase in accounts payable was primarily attributable to increased purchases of materials and supplies to accommodate our increases in service related-projects and expanded research and development activities. The increase of $1.8 million in accrued liabilities was primarily due to the increase in litigation expense. The increase in accounts receivable was primarily due to the resolution of negotiations with new and existing customers totaling $5.6 million and $12.4 million respectively. The decrease in prepaid and other current assets of $331,000 was primarily due to prepaid insurance and expenses that were amortized over a period less than or equal to twelve months.

Net cash used in investing activities in the nine months ended September 30, 2005 and September 30, 2004 was $9.0 million and $976,000, respectively. The $9.0 million in 2005 was primarily attributable to the purchase of property and equipment of $3.0 million and intangible assets of $6.0 million, respectively. For the amount of $6.0 million, we entered into a number of new agreements with North in May 2005, which included the acquisition of 100% ownership of all US patents/applications filed by North, joint ownership of patents/applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North. The $976,000 in 2004 was primarily attributable to the purchase of property and equipment.

Net cash provided by financing activities in the nine months ended September 30, 2005 and September 30, 2004 of $10.8 million and $6.3 million, respectively, was primarily attributable to net proceeds from the issuance of common stock under our stock option and employee stock purchase plans.

On October 31, 2005 we entered into an agreement to purchase certain equipment, intellectual property and other intangible assets from Shellcase, Ltd., a company based in Israel, for approximately $33 million in cash. Completion of this transaction is subject to the satisfaction or waiver of numerous conditions. If the acquisition is completed, we do not expect it will have a significant effect on our liquidity, results of operations or financial position in the short term.

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

Contractual Cash Obligations

As of September 30, 2005, the following sets forth our minimum commitments under operating leases, most of which result from a facilities lease:

Year Ended December 31,	Amount
(in thousands)
2005	82
2006	386
2007	373
2008	370
2009	368
Thereafter	521

Total minimum lease commitments	$2,100

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

We are currently in litigation involving some of our key patents.

On March 1, 2005, the Company filed a lawsuit against Micron Technology, Inc. and its subsidiary Micron Semiconductor Products, Inc. (collectively “Micron”) and against Infineon Technologies AG, Infineon Technologies Richmond LP and Infineon Technologies North America Corp. (collectively “Infineon”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627 arising from Micron’s and Infineon’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining Micron and Infineon from continuing to infringe these patents and other relief. On April 13, 2005, the Company filed an amended complaint against Micron and Infineon alleging their violation of federal antitrust law, Texas antitrust law and Texas common law based on Micron’s and Infineon’s anticompetitive actions in markets related to synchronous DRAM. These new claims are in addition to the patent infringement claims in our original complaint, and we are seeking to recover additional damages for these new claims, including enhanced damages and/or punitive damages, depending upon the nature of the claim. We also seek other relief, including enjoining Micron and Infineon from continuing their anticompetitive actions. The Company cannot predict the outcome of this proceeding. Discovery has started, and trial is currently scheduled for August 14, 2006. An adverse decision in this proceeding could significantly harm our business.

On October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC (“Spansion”) in the United States District Court for the Northern District of California, alleging infringement of the Company’s U.S. Patents 5,679,97, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining AMD and Spansion from continuing to infringe these patents. This proceeding has just begun, and the Company cannot predict its outcome. Discovery has not yet begun and no trial date has been set. An adverse decision in this proceeding could significantly harm our business.

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

In the past we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We currently are involved in litigation with Micron, Infineon, AMD and Spansion regarding our intellectual property rights, as described below in Part II, Item 1 – Legal Proceedings, and we expect to be involved in similar litigation in the future. Litigation is inherently uncertain and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology and otherwise negatively impact our business. Whether or not determined in our favor or settled by us, litigation is costly and diverts our managerial, technical, legal and financial resources from our business operations.

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

If Congress changes the patent laws, we could be adversely impacted

Tessera relies on the uniform and historically consistent application of United States patent laws. Congress is currently considering modification of the US patent laws. Some of these modifications may not be advantageous for us, and may make it more difficult to enforce our patents against parties using them without a license or a payment of royalties. These changes could have a deleterious affect on our licensing program and, therefore, the royalties we receive.

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

We receive a significant amount of our revenues from a limited number of customers. In the three months and nine months ended September 30, 2005, revenues from our top customers, Samsung Electronics accounted for 13% and 22% of total revenue, respectively, and Texas Instruments, Inc., accounted for 19% and 17% of total revenue, respectively. In the three and nine months ended September 30, 2004, Intel Corporation accounted for 17% and 17% of total revenue respectively, Samsung Electronics accounted for 26% and 12% of total revenue respectively and Texas Instruments, Inc. accounted for 16% and 20% of total revenue respectively. We expect that a significant portion of our revenues will continue to come from a few customers for the foreseeable future. If we lose any of these customers or if our revenues from them decline, our revenues may decrease substantially.

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

For example, in the year 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123R (revised 2004), Share-Based Payment (FAS 123R), which will require us, starting January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of operations The recognition of these expenses in our statements of operations could have a negative affect on our earnings per share, which could negatively impact our future stock price.

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

We currently provide guidance on revenue, expenses and cash taxes on a quarterly and annual basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. We have had positive net income since the fourth quarter of 2001. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this report and the following:

•	the timing and compliance with license or service agreement and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	the amount of our service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our failure to protect or enforce our intellectual property rights;

•	legal proceedings affecting our patents or patent applications;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate – digital signal processor (DSP) semiconductors, application specific integrated circuits (ASIC) semiconductors and memory;

•	changes in accounting principles or a requirement to treat stock option grants as an operating expense; and

•	cyclical fluctuations in semiconductor markets generally.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer electronic industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through January 1, 2024. We need to develop and patent successful innovations before our current patents expire.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia For the three and nine months ended September 30, 2005, these revenues accounted for 47.6% and 50.0% of our total revenues, respectively. International operations are subject to a number of risks, including the following:

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

There are numerous risks with our recent entry into an agreement to acquire certain assets of Shellcase, Ltd.

On October 31, 2005 we entered into an agreement to purchase certain equipment, intellectual property and other intangible assets from Shellcase, Ltd., a company based in Israel. Completion of this transaction is subject to the satisfaction or waiver of numerous conditions.

We cannot assure you that all conditions of the acquisition will be completed and the acquisition consummated. The acquisition is subject to the satisfaction of closing conditions. In the event the acquisition is not completed, we may be subjected to many risks, including costs related to the acquisition, such as legal, accounting and advisory fees, which must be paid even if the acquisition is not completed. If the acquisition is not completed, the market price of our common stock could decline.

Completion of the acquisition may result in reduction of net income per share. The completion of the acquisition may not result in improved net income per share of the Company or financial condition superior to that which we would have achieved on a stand alone basis. The acquisition could fail to produce benefits that we anticipate, or could have other adverse effects that we currently do not foresee. As a result, the acquisition could result in a reduction of net income per share as compared to the net income per share we would have achieved if the acquisition had not occurred.

Our due diligence efforts may not uncover all acquired risks. Upon completion of the acquisition, we may subsequently uncover additional liabilities or unforeseen expenses not uncovered during our diligence procedures. These additional liabilities or expenses could result in additional unanticipated costs not originally estimated with little or no benefit to the Company and may harm the financial results of the Company.

If we fail to complete a successful integration of the acquired assets, we may not realize the potential benefits of the asset acquisition. If the asset acquisition is completed, the integration of the assets will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits.

Costs associated with the acquisition are difficult to estimate, may be higher than expected, and may harm the financial results of the Company. We have incurred substantial direct transaction costs associated with the acquisition and anticipate incurring substantial additional costs to support the integration of the acquired assets. The total cost of the integration may exceed our expectations.

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

In addition, the initial stock options that were granted to many of our senior management and key employees are fully vested. Therefore, these employees may not have sufficient financial incentive to stay with us, we may have to incur costs to replace key employees that leave, and our ability to execute our business model could be impaired if we cannot replace departing employees in a timely manner.

Many of our senior management personnel and other key employees have become, or will soon become, substantially vested in their initial stock options grants. While we often grant additional stock options to management personnel and other key employees after their hire dates to provide additional incentives to remain employed by us, their initial grants are usually much larger than follow-on grants. Employees may be more likely to leave us after their initial option grant fully vests, especially if the shares underlying the options have significantly appreciated in value relative to the option exercise price. If any members of our senior management team leave the company, our ability to successfully operate our business could be impaired. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees.

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

There has been one change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. On July 4, 2005, the Company implemented a new information technology infrastructure as part of a planned upgrade to improve the efficiency of the Company’s financial reporting and not in response to an identification of weakness. The design of this infrastructure, along with the design of the internal controls included in this infrastructure, were evaluated for effectiveness and management believes that it maintained adequate internal control over financial reporting. There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company cannot predict the outcome of this proceeding. Discovery has started, and trial is currently scheduled for August 14, 2006. An adverse decision in this proceeding could significantly harm our business.

Micron Technology, Inc. et al. v. Tessera, Inc., Civil Action No. 02-05cv-319 (E.D. Tex.)

This case began on July 14, 2005, as described above, as a result of the Court’s denial of Micron’s motion to add patent infringement claims to Case No. 2-05CV-94. Micron’s complaint asserts that the Company infringes, including by directly infringing, contributorily infringing and/or inducing infringement, the following Micron patents: U.S. Patent Nos. 5,739,585, 6,013,948, 6,268,649, 6,738,263, 5,107,328, 6,265,766, 4,992,849 and Re. 36,325. Micron’s complaint requests, among other things, that the Court enter judgment that the Company has infringed each of the above-identified Micron patents and permanently enjoin the Company (and its employees, agents and others acting in concert or participation) from infringement of those patents, that the Court award Micron damages in compensation for that alleged infringement, that the Court declare this an exceptional case and award Micron its costs, expenses and reasonable attorneys’ fees, and that the Court award Micron any and all other relief to which it may be entitled or which the Court deems just and proper.

The Company cannot predict the outcome of this proceeding. Discovery has not begun, and no trial date has yet been set. An adverse decision in this proceeding could significantly harm our business.

Tessera, Inc. v. Advanced Micro Devices, Inc. and Spansion LLC, Civil Action No. 05-04063 (N.D. Cal),

On October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC (“Spansion”) in the United States District Court for the Northern District of California, alleging infringement of the Company’s U.S. Patents 5,679,97, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

This proceeding has just begun, and the Company cannot predict its outcome. Discovery has just begun, and trial is currently set for November 13, 2006. An adverse decision in this proceeding could significantly harm our business.

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

Not applicable

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

Dated: November 10, 2005

Tessera Technologies, Inc.

By:	/s/ R. Douglas Norby
R. Douglas Norby
Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer