Form 10-K
period 2005-12-31
TESSERA TECHNOLOGIES INC
filed 2006-03-16
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of common stock as reported on the Nasdaq National Market, on March 13, 2006 was $1,448,501,196.

As of March 13, 2006 45,809,652 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for registrant’s 2006 Annual Meeting of Stockholders to be held May 18, 2006 will be filed with the Commission within 120 days after the close of the registrant’s fiscal year and are incorporated by reference in Part III.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Overview

Tessera is a provider of miniaturization technologies for the electronics industry. We enable improvements in miniaturization and performance by applying our expertise in the electrical, thermal and mechanical properties of materials and interconnect. We develop and license technologies to the electronics industry. Our intellectual property includes more than 363 issued U.S. patents and 70 issued foreign patents, covering a broad range of advanced semiconductor packaging and interconnect solutions. We license our technology to our customers, enabling them to produce semiconductor chips that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants, video game consoles and mobile phones. In addition, by using our technology, we believe that our customers are also able to reduce the time-to-market and development costs of their semiconductors.

Our patented technology enables our customers to assemble semiconductor chips into chip-scale packages (“CSP”s), that are almost as small as the chip itself. Our technology also enables multiple chips to be stacked vertically in a single three-dimensional multi-chip package that occupies almost the same circuit board area as a CSP. Our technology allows a plurality of semiconductor chips and passive components to be densely combined in ultra-compact electronics modules. By reducing the size of the semiconductor package and shortening electrical connections between the chip and the circuit board, our technology allows further miniaturization and increased performance and functionality of electronic products. We achieve these benefits without sacrificing reliability by allowing movement within the package, thus addressing critical problems associated with thermally-induced stress which can occur when packages decrease in size. Our technologies also enable our customers to package semiconductor chips and microdevices at the wafer level (“wafer level packaging” or “WLP”) and to create high-density interconnections between electronic components using flexible substrate materials.

We derive license fees and royalties based upon our intellectual property and generate fees for related services. Our technology has been widely adopted and is currently licensed to more than 50 companies, including Intel Corporation, Renesas Technology Co., Samsung Electronics Co., Ltd, Sharp Corporation, Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products that incorporate our technology. As a result, our technology has been incorporated into more than 8 billion semiconductors worldwide, including more than 2.9 billion semiconductors shipped in 2005. Based upon Gartner Dataquest, we anticipate that the market using Tessera CSP technology will grow to more than 14 billion units in 2008, representing a compound annual growth rate of 21%. The market for WLP technology includes image sensors for camera-equipped mobile phones, as well as micro electro-mechanical systems (“MEMS”) devices. According to Prismark, in 2005 approximately 115 million image sensors were packaged using our WLP technology. According to In-Stat, the MEMS market is expected to grow from 2.4 billion units in 2004 to nearly 6 billion units by 2009. We believe that we are well-positioned to take advantage of this expected significant growth in CSPs and WLPs.

Industry Background

Packaged semiconductor chips, which we refer to as semiconductors, are essential components in a broad range of communications, computing and consumer electronic products. According to the Semiconductor Industry Association, worldwide semiconductor sales totaled $227.5 billion in 2005 and are expected to grow to $309.0 billion in 2008. Many electronic products require increasingly complex semiconductors that are smaller and higher-performing, integrate more features and functions and are less expensive to produce than previous generations of semiconductors. Satisfying the demand for these complex semiconductors requires advances in semiconductor design, manufacturing and packaging technologies.

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

While specialization has enabled greater development and manufacturing efficiency, it has also created an opportunity for intellectual property companies that develop and license technology to meet fundamental, industry-wide challenges. These intellectual property companies gain broad adoption of their technology throughout the industry by working with companies within the semiconductor supply chain to invest in the infrastructure needed to support their technology. This collaboration and investment benefit semiconductor companies by enabling them to bring new technology to market faster and more cost-effectively, without having to make the investment themselves.

Demand for system-level miniaturization and increased performance

Miniaturization of electronic products, or system-level miniaturization, is a significant challenge for manufacturers of electronic products and their suppliers, including semiconductor companies. Digital cameras, digital audio players, personal computers, personal digital assistants, video game consoles, mobile phones and other electronic products are being made smaller with improved performance and an increasing number of advanced features. Semiconductor companies have traditionally responded to these challenges by shrinking the size of the basic semiconductor building block, or transistor, allowing for more transistors to be integrated on a single chip. For decades, the consistent reduction in transistor size has resulted in higher-performance, lower-cost chips that require less silicon area. In addition, transistors have become small enough to make it economical to combine multiple functions, such as logic, memory and analog, on a single chip, in what is commonly referred to as a system-on-a-chip.

Importance of semiconductor packaging

While the integration of increased functionality on a chip is critical to the miniaturization of electronic products, its impact has been limited by packaging technology, which has not kept pace with the advancements achieved by chip integration. Semiconductor chips are typically assembled in packages that act as the physical and electrical interface between the chip and the printed circuit board. The package protects the chip from breakage, contamination and stress. In addition, the package enables a chip to be easily tested prior to its incorporation into a system, enabling high system yields and lowering the total system cost. Traditional semiconductor packages are much larger than the chip itself and occupy significant circuit board and system area. Also, traditional packaging technologies are less capable of accommodating faster semiconductor speeds due to longer electrical connections. Due to these limitations, traditional semiconductor packages are not well suited to meet the increasing demand for product miniaturization, functionality and performance. As a result, in addition to continuing advancements in chip integration, advanced packaging technology is required to achieve further miniaturization and higher performance cost-effectively.

Our Solution

We are a leading provider of intellectual property for chip-scale and multi-chip packaging that meets the increasing demand for miniaturization and high performance in electronic products. We license a substantial portion of our intellectual property under our Tessera Compliant Chip, or TCC, license. This license primarily covers our core chip-scale and multi-chip packaging patents. We also offer an intellectual property license under our wafer level technologies license, which covers our wafer level optical packaging patents. In addition, we support the adoption of our technology by providing our customers with engineering services focused on addressing key issues related to the miniaturization and performance of electronics products. Our packaging technology provides the following benefits which are not provided by traditional packaging technologies:

Miniaturization.    Our CSP technology enables fully-packaged chips to be almost as small as the chip itself, which permits increased product miniaturization and functionality. Our multi-chip packaging technology extends this benefit by enabling multiple semiconductors to be stacked vertically, while occupying about the same circuit board area as a CSP. For example, our technology is broadly used to produce Flash memory and static random access memory, or SRAM, devices stacked in a multi-chip package utilized in mobile phones. As a result, we believe our multi-chip technology enables electronic products to achieve new levels of miniaturization. Our WLP technology enables chip packages in which the area of the package is the same size as the area of the chip itself.

High performance.    Our technology offers shorter electrical connections between the chip and circuit board and between adjacent chips. Shorter connections allow information to be more rapidly transferred between the semiconductors and the system, yielding better system performance. Our technology has been widely adopted for use in high-speed memory applications, such as high-performance personal computers, network switches and routers, set-top boxes, workstations and video game consoles, such as the Microsoft® Xbox.

High reliability.    The miniaturization of packaged semiconductors often presents reliability problems because the shorter connections are more vulnerable to breakage due to thermally-induced stress and mechanical shock. Overcoming these problems has been one of the most significant technical challenges in shrinking semiconductor packages to the size of the chip itself. Our technology alleviates these problems by allowing movement within the package. Our WLP technology provides the ability to protect an image sensor wafer from contamination at the wafer level and early in the packaging process. As a result, our technology provides high reliability without the increased package size or cost of competing technologies for a broad range of applications that require miniaturization.

Cost effectiveness.    The significant investment made by semiconductor chip makers, assemblers, and material and equipment providers in the manufacturing infrastructure that supports our technology enables high-volume production and broad availability of semiconductors that incorporate our technology. This in turn has reduced the cost of manufacturing products that incorporate our technology, allowing it to be used in cost-sensitive semiconductor applications such as dynamic random access memory, or DRAM, Flash memory, static random access memory, or SRAM, digital signal processors and image sensors. We believe that this broad adoption and high volume production of our technology will further increase its cost-effectiveness.

Our Strategy

Our objective is to be the leading provider of miniaturization technologies for the electronics industry by developing and licensing technologies that meet the increasing demand for miniaturization and performance in a broad range of communication, computing and consumer electronic products. The following are key elements of our strategy:

Expand the market penetration of our CSP technology.    Our patented CSP technology has been incorporated in over 8 billion semiconductors worldwide. As a result of the broad adoption of our technology and existing infrastructure that supports our technology, we believe that we are well positioned to benefit from the substantial growth projected for the CSP market. We intend to further increase our share of the CSP market by:

•	continuing to target and optimize our technology for large, growing product markets such as digital cameras, digital audio players, personal computers, personal digital assistants, video game consoles and mobile phones;

•	making continued design, process and cost improvements that drive the incorporation of our technology in new semiconductor applications, such as application specific integrated circuits, or ASIC semiconductors, high-performance DRAM, and other logic applications; and

•	identifying and approaching companies whose current products potentially incorporate our technology, offering them licenses to our technology, and when necessary, enforcing our intellectual property rights to obtain compensation for the use of our technology.

Accelerate the market acceptance of our three-dimensional multi-chip packaging technology.    Our three-dimensional multi-chip packaging technology extends our CSP technology by enabling multiple chips to be stacked vertically, while occupying about the same circuit board area as a CSP. This technology is designed for products in which miniaturization and feature integration are critical, including digital cameras, digital audio players, personal digital assistants and mobile phones. We intend to accelerate the adoption of our three-dimensional multi-chip packaging technology by:

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

Accelerate the market acceptance of our wafer level packaging technology.    Our WLP technology permits the routing of device contacts either to the front or back side of the package, thereby enabling reduction in the overall size of the finished packaged chip relative to non-WLP packages. In addition, our technology has the ability to protect the image sensor wafer from contamination early in the packaging process, at the wafer level. This technology is designed for products in which miniaturization and manufacturing yield are critical, including camera-equipped mobile phones, digital cameras, and personal digital assistants. We intend to accelerate the adoption of our WLP technology by:

•	continuing to target and optimize our technology for large, growing product markets;

•	making continued design, process and cost improvements that drive the incorporation of our technology in new applications, such as MEMS; and

•	identifying and approaching companies which we believe could benefit from incorporating our technology, and offering them licenses to our technology.

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

Broaden our intellectual property portfolio.    We intend to continue to broaden our intellectual property portfolio through internal development, strategic relationships and acquisitions, to enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. For example, we extended our intellectual property portfolio in the area of WLP by purchasing certain assets of Shellcase Ltd. We also intend to continue to utilize our core competency in aggregating and licensing intellectual property to grow and expand our business.

Create demand by collaborating with system manufacturers and electronic manufacturing service providers.    We work with leading system manufacturers and electronic manufacturing service providers to increase demand for our chip-scale, multi-chip and WLP technology. Through these relationships, we align our research and development efforts to better meet their needs.

Our Technology and Services

We derive the majority of our revenues from license fees and royalties associated with our TCC license. Our TCC license grants a worldwide right to develop, assemble, use and sell certain CSPs and multi-chip packages. The licensed technology primarily includes issued patents and pending patent applications during the term of the license. We also license components of our intellectual property portfolio outside of the TCC license, such as our wafer level packaging technology. In addition, we provide a broad range of engineering, assembly and infrastructure services to our customers.

Our Technology

Our packaging technology is incorporated into packaged semiconductors for use in a broad range of communication, computing and consumer electronics applications. These semiconductors include:

•	Flash memory, SRAM, DSP and certain ASIC and Application Specific Standard Products semiconductors, or ASSPs, for use in wireless communication and digital consumer products, such as digital cameras, digital audio players, personal digital assistants and mobile phones. These markets are expected to enjoy strong growth. For example, based on Gartner Dataquest, we anticipate that the market for CSP packaged DSP, ASSP and ASIC semiconductors incorporating Tessera technology will grow from 1.7 billion units in 2005 to 2.8 billion units in 2008, representing a compound annual growth rate of 16%. According to Gartner Dataquest, the market for CSP-packaged Flash memory and SRAM will grow from 2.0 billion units in 2005 to 2.2 billion units in 2008, a compound annual growth rate of 3%.

•	DRAM, for use in computing, networking and home entertainment applications, such as personal computers, servers, network switches and routers, set-top boxes and video game consoles. According to Gartner Dataquest, the market for CSP packaged DRAM is expected to grow from 2.7 billion units in 2005 to 5.6 billion units in 2008, a compound annual growth rate of 28%.

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

µBGA®-F Platform.    The µBGA®-F platform has the chip oriented face-up in the package, with its contacts facing away from the circuit board, and utilizes standard wire-bonding for the package’s internal electrical interconnect. The technology underlying this platform has been broadly adopted and incorporated into a large number of customer-developed proprietary packages for Flash memory, SRAM, DSP, ASIC and ASSP semiconductors used in wireless communication and consumer electronics products.

Multi-Chip Package Technology Platforms

Our technology is incorporated into a number of three-dimensional multi-chip packages used in wireless communication and digital consumer electronics products, such as digital cameras, digital audio players, personal digital assistants and mobile phones. These packages include various combinations of ASIC, ASSP, DSP, Flash memory and SRAM semiconductors. In addition, we have developed a family of three-dimensional multi-chip platforms, which are collectively referred to as the µZ® Stacked Package family, to extend this innovative technology into new applications to meet the growing demand for higher levels of integration in computing, communications and consumer electronics. We also develop and design solutions which incorporate RF devices in three-dimensional platforms for a broad range of wireless handheld, computing and consumer electronic products.

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

We offer the following multi-chip platforms:

µZ® Chip Stack Platform.    The µZ® chip stack platform consists of two or more chips, stacked vertically on top of each other and wire-bonded to the package substrate. This is a cost-effective, versatile platform that is used in a broad range of semiconductors and product applications. The technology underlying this platform has been broadly adopted and incorporated into a large number of customer-developed proprietary stacked multi-chip packages for Flash memory, SRAM, DSP, ASIC and ASSP semiconductors, that are used in wireless communication and consumer electronics products.

µZ® Fold-Over Stacked Platform.    We have introduced our µZ® Fold-Over Stacked platform to solve an industry-wide problem associated with the integration of different types of functional blocks, such as processor, memory and various analog blocks, onto a single system-on-a-chip. For example, this package enables ASSP, ASIC and different memory semiconductors to be fully packaged, tested and then integrated, resulting in a high-yielding system-in-a-package. The µZ® Fold-Over Stacked platform provides a cost-effective solution that meets mobile phone package height requirements and saves valuable circuit board space, enabling mobile products that are smaller and lighter with more functionality.

µZ® Ball Stacked Platform.    We have also introduced our µZ® Ball Stacked platform as a multi-chip solution that enables the integration of high-performance DRAM while occupying 25% less circuit board area with 60% of the height of a traditional DRAM package. Because each DRAM chip can be individually tested prior to being assembled in the multi-chip package, common yield problems associated with competing technologies can be overcome. Our µZ® Ball Stacked platform can be used for cost-sensitive, high-volume applications, including DRAM modules for high-performance personal computers, workstations and network switches and routers.

Wafer Level Package Technology Platforms

Our WLP technologies are suitable for a variety of electronics products. The principal application to date is optical sensors; in particular complementary metal oxide semiconductor, or CMOS image sensors for camera-equipped mobile phones, charge-coupled device, or CCD area sensors and linear array image sensors. Our WLP technologies include the following platforms:

ShellcaseOPTM.    The ShellcaseOP package utilizes an innovative glass-silicon-glass sandwich structure to enable image-sensing capabilities through the actual packaging structure. The end result is a true chip size package with horizontal and vertical dimensions identical to the original die size, and a total package thickness, which is in most cases similar to the original silicon thickness. The ShellcaseOP platform is offered in two configurations: “face up”, where the assembled die faces up towards the target image; or “face down” where the assembled die observes the target image through a port in the printed circuit board. ShellcaseOP packages offer significant advantages for CMOS and CCD linear and array image sensors, digital imaging and light detection applications. ShellcaseOP platforms have been in commercial production since 2000, and can be found in a wide variety of devices, including camera phones, digital cameras and medical devices.

ShellcaseOCTM.    The ShellcaseOC package is a true chip size package that utilizes an innovative glass-silicon-glass sandwich to enable image-sensing capabilities through the actual packaging structure. ShellcaseOC provides an air cavity between the package and the die, making it the packaging solution of choice for image sensors with micro-lenses, such as those used in digital cameras and camera phones, fax machines and digital scanners, machine vision applications, and CD/DVD portable units, among others.

ShellcaseUTTM.    The ShellcaseUT platform utilizes an innovative glass-silicon structure to enable image-sensing capabilities through the actual packaging structure. In a ShellcaseUT package, the bottom glass layer has been replaced with a polymer layer. That structure provides a true die-sized package with horizontal and vertical dimensions identical to the original chip size, and a total package thickness smaller than the original silicon thickness. The ShellcaseUT platform is available in both cavity and non-cavity formats.

The following table provides a summary of the key features and semiconductor and system applications for each of our package technologies and the related platforms, all of which are included in our standard TCC license:

Chip-Scale Package Technology	Technology Platform	Key Features	Semiconductor Applications	System Applications
	µBGA®	• Small • High performance • High reliability	DRAM, Flash, SRAM	Digital TV, game console, personal computer, set-top box, server, mobile phone
	µBGA®W	• Small • High performance • High reliability • Wire-bond	DRAM	Digital TV, game console, personal computer, servers, set-top box
	µBGA®F	• Small • Design flexibility • Low cost • Wire-bond	ASIC, ASSP, DSP, Flash, SRAM	Digital camera, digital audio player, personal digital assistant, mobile phone

Multi-Chip Package Technology	µZ® Chip Stack	• Vertical stack • Small • Wire-bond • Design flexibility	Flash/SRAM/DRAM stack	Digital camera, digital audio player, personal digital assistant, mobile phone
	µZ® Fold-Over Stack	• Pre-test • Stacked logic and memory • Enables system-in-a-package • Small • Low profile • 2-4 semiconductor stack • High reliability	Numerous logic /memory configurations	Digital camera, digital audio player, personal digital assistant, mobile phone
	µZ® Ball Stack	• Pre-test • Stacked memory • Small • Low profile • 2-8 semiconductor stack • High reliability	DRAM, Flash, numerous logic /memory configurations	Digital camera, digital audio player, personal computer, personal digital assistant, server, mobile phone

Wafer Level Package Technology	Technology Platform	Key Features	Semiconductor Applications	System Applications
	ShellcaseOPTM	• Wafer level	Image sensors	camera phones, digital cameras, fax machines and digital scanners, portable CD/DVD units
	ShellcaseOCTM	• Wafer level • Internal cavity	Image sensors	camera phones, digital cameras, fax machines and digital scanners, portable CD/DVD units
	ShellcaseUTTM	• Wafer level • Internal cavity • Thin	Image sensors MEMS	camera phones, digital cameras, fax machines and digital scanners, portable CD/DVD units

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

Engineering services. Our engineering services include customized package design and prototyping, modeling, simulation, failure analysis and reliability testing and related training services. We provide these services to semiconductor makers and assemblers, system manufacturers, electronic manufacturing service companies and government agencies and their contractors. We believe that offering these services accelerates the incorporation of our intellectual property into our customers’ products and aids in our understanding of the electronic industry future packaging requirements.

Assembly services. We provide training and consulting services to assist semiconductor assemblers in designing, implementing, upgrading and maintaining their CSP and WLP assembly lines. We also offer services to help customers address process, equipment, materials and other manufacturing-related issues. This allows our assembly customers to bring their manufacturing lines incorporating our technology into production more rapidly and cost-effectively.

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

Operating Segments

Effective 2005, we organized our business operations into five operating groups, the Advanced Semiconductor Packaging Group, the Emerging Markets and Technologies Group, Tessera Interconnect Materials, Inc., (a wholly owned subsidiary formed in May 2005), the Wafer Level Technologies Division and the Product Miniaturization Division. These groups are reported in two segments; Intellectual Property and Services.

Our Intellectual Property segment is composed of the following:

Advanced Semiconductor Packaging Group.    Our Advanced Semiconductor Packaging Group is focused on licensing technologies in our core markets, which include DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog semiconductors. Key functions of this group include development, marketing and R&D. This group works closely with integrated device manufacturers (“IDMs”), which make semiconductors that use our technology.

Emerging Markets and Technologies Group.    Our Emerging Markets and Technologies Group is focused on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of existing patents, products and technologies; internal development of new technologies for high growth markets; applications such as imaging, MEMs and RF; and new partnerships, ventures and acquisitions of complementary technology.

Tessera Interconnect Materials, Inc.    Tessera Interconnect Materials, Inc., our wholly-owned subsidiary formed in May 2005, is focused on acquiring patents, managing any associated licensing rights and further developing the technology acquired under such new patents. In May 2005, we entered into a number of new agreements with North Corporation (“North”), which included the acquisition of 100% ownership of all US patents/applications filed by North, joint ownership of patents/applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North, for $5.9 million. The main technology acquired under the North patents is a substrate technology that gives us an entry into the materials technology for packaging and interconnects as well as establishing infrastructure for next-generation interconnect technology.

Wafer Level Technologies Division.    Our Wafer Level Technologies Division is focused on acquiring patents, managing any associated licensing rights and further developing the technology acquired under such new patents. In December 2005, we completed the acquisition of certain assets of Shellcase, Ltd., which included the acquisition of 100% ownership of all patents and applications filed by Shellcase, and certain research and development operations and facilities located in Israel, for $34.7 million. The technology acquired under the transaction with Shellcase includes wafer-level packaging for image sensors.

Our Services segment is composed of our Product Miniaturization Division, which drives our product development services revenues, while also providing a vehicle for transitioning our research efforts into fully developed technologies that can be licensed. This segment also addresses the challenges of electronic products miniaturization from a system perspective and through the dense interconnection of components by making extensive use of three-dimensional packaging technologies.

Beginning in 2006 management anticipates reorganizing its business units into three operating divisions: the Licensing Business, the Product Division and Emerging Markets and Technologies. We anticipate that the Product Division will incorporate operational functions that will be reported in both our Intellectual Property and Services segments.

Our segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 of the Notes to Financial Statements is presented in accordance with the Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information. For years prior to 2005, revenues were presented to management in the Intellectual Property and Services categories; however expenses were not allocated or presented to our management for these categories. It would be impractical to determine an allocation method for prior year expenses, therefore only revenues will be presented for these new segments. In addition to our reportable segments, we also have a Corporate Overhead category that is not a reportable segment. This category includes certain operating expenses and credits that are not allocated to our business segments because these operating expenses and credits are not considered in evaluating the operating performance of our business segments.

Customers

Our technology is currently licensed to more than 50 companies. The following table sets forth sales to customers comprising of 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Texas Instruments, Inc	17%	20%	28%
Intel Corporation	9%	18%	9%
Samsung Electronics Co., Ltd	20%	9%	4%

A significant portion of our revenues is derived from licensees headquartered outside of the United States, principally in Asia, and we expect these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic regions of the headquarters of our customers and the percentage of revenues derived from each region for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
United States	43%	56%	61%
Taiwan	1%	2%	1%
Singapore	1%	1%	0%
Korea	26%	9%	4%
Japan	28%	31%	32%
Other	1%	1%	2%

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

Most of our long-lived assets are located in the United States. In December 2005 we completed the acquisition of certain assets of Shellcase, Ltd. which included a research and development facility in Jerusalem, Israel and intellectual property that is owned by our subsidiary in Budapest, Hungary.

The following is a list of our current licensees and, where indicated, our current sublicensees:

Semiconductor Manufacturers	Semiconductor Assemblers	Semiconductor Material Suppliers

Advanced Micro Devices Inc.

Cochlear Co.

Fujitsu, Ltd

Hitachi, Ltd.

Hynix Semiconductor, Inc.

Intel Co.

Matsushita Electric Industrial Co., Ltd

Mitsubishi Electric and Electronics, Inc.

NEC Electronics Co.

Oki Electric Industry Co., Ltd.

Renesas Technology Co.*

ROHM Co., Ltd

Samsung Electronics Co., Ltd.

Sanyo Electric Co., Ltd.

Seiko Epson Co.

Sharp Co.

Siemens AG

Sony Co.

STMicroelectronics, Inc.

Texas Instruments, Inc.

Toshiba Co.

Advanced Semiconductor Engineering, Inc. (ASE)

Akita Electronics Systems Co., Ltd.*

Amkor Technology, Inc.

ChipMOS Technologies, Inc.

ChipPAC, Ltd. (BVI)

EEMS Italia, SpA

Hitachi Cable, Ltd.

Mitsui High-tec Inc.

NxGen Electronics, Inc.

North Dakota State University

Renesas Northern Japan Semiconductor, Inc.*

Renesas Eastern Japan Semiconductor, Inc.*

Orient Semiconductor Electronics Ltd (OSE)

Payton Technology Co.

Plexus Co.

Powertech Technology Inc. (PTI)

Shinko Electric Industries Co., Ltd

Siliconware Precision Industries Co., Ltd. (SPIL)

United Test and Assembly Center Ltd. (UTAC)

United Test Center Inc. (UTC)

University of Alaska

Walton Advanced Electronics, Ltd.

3M Company

Compeq Manufacturing Inc.

Hitachi Cable, Ltd.

Hitachi, Ltd.

LG Electronics Inc.

LG Micron Ltd.

Mitsui Mining & Smelting Co., Ltd.

North Co.

Samsung Electro-Mechanics Co., Ltd.

Samsung Techwin Co., Ltd.

Shinko Electric Industries Co.

Sunright Ltd.

Original Equipment Manufacturers

UTStarcom, Inc.

*	denotes a TCC sublicense

Most semiconductor material suppliers are licensed under our Tessera Compliant Mounting Tape (“TCMT”) license, which requires these licensees to pay us a license fee, but not royalties.

Sales and Marketing

Our sales activities focus primarily on developing strong, direct relationships at the technical, marketing and executive management levels with leading companies in the semiconductor industry to license our technologies and sell our services. We also sell our engineering services to system manufacturers and government agencies and their contractors. Marketing activities include identifying and promoting application-based technologies for specific, vertical market needs, such as wireless communications, consumer or computing needs, and identifying major business opportunities for current and future product development. Product marketing focuses on identifying the needs and product requirements of our customers. Product marketing also manages the development of all of our technology throughout the development cycle and creates the required marketing materials to assist with the adoption of the technology. Marketing communications focuses on advertising and communications that promote the adoption of our technology.

Research and Development

We believe that our success depends in part on our ability to achieve the following in a cost-effective and timely manner:

•	develop new technologies that meet the changing needs of our customers and their markets;

•	improve our existing technologies to enable growth into new application areas; and

•	expand our intellectual property portfolio.

Our research and development employees work closely with our sales and marketing employees, as well as our customers and partners, to bring new products incorporating our technology to market in a timely, high quality and cost-

efficient manner. We also work closely with material and equipment infrastructure providers to identify new technologies and improve existing technologies for use in the assembly and manufacture of semiconductor packages that incorporate our technology. Research, development and other related costs were $7.0 million in 2005, $7.1 million in 2004 and $7.6 million in 2003.

Our service contracts involve research and development for commercial entities and government agencies. For example, some of our development activities for the µZ™ Fold-Over Stack package technology were partially funded through service contracts with one of our semiconductor company licensees. We also have collaborated with UTStarcom on the development of a MobileCard technology, which is an ultra-miniaturized mobile phone module that is equivalent to the size of two subscriber identity module, or SIM cards. Our µZ™ multi-chip packaging technologies and system-level integration expertise were instrumental in the development of this highly innovative module. Our government contracts include terms required by the government that are not customary in commercial contracts, including a right of the government to terminate the contract at any time for convenience of the government. See Item 1A below – Risk Factors for a description of other risks involving government contracts.

Our research and development efforts currently focus on three major areas:

Chip-scale packaging.    Our CSP efforts focus on developing specific technologies for incorporation of existing or new CSP technology into new applications, developing prototypes and supporting customers or infrastructure providers with improvements to products for existing applications. We are developing next generation chip-scale packages that could offer higher off-chip wiring density and better signal performance.

Multi-chip packaging.    Our multi-chip packaging efforts focus on working with customers to incorporate our technology into their products and applications, developing prototypes and developing new, custom technologies to meet the needs of future applications.

Wafer level packaging.    Our WLP efforts focus on developing specific technologies for packaging of image sensors and other devices at the wafer level, developing prototypes and supporting customers with improvements to designs and process technologies.

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

Our patents address advanced single and multi-chip and wafer level packaging, related processes, and complementary technologies. We have made and continue to make considerable investments in expanding and defending our patent portfolio. See Item 3 below—Legal Proceedings for a description of material legal proceedings in which we have recently been involved.

As of December 31, 2005, our intellectual property portfolio included 363 issued U.S. patents and 70 issued international patents. In 2005, 79 additional U.S. standard or provisional patent applications were filed, along with 30 additional international patent applications. Our patents have expiration dates ranging from January 25, 2009 to January 1, 2024. We continually file new patent applications for new developments in our technology.

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

Semiconductor companies that have their own package design and manufacturing capabilities include, but are not limited to, Texas Instruments Inc., Intel Corporation and the semiconductor divisions of Sharp Corporation and Samsung Electronics Co., Ltd. Among the advanced packaging technologies developed by such companies are flip-chip and chip-on-board technologies that compete with our CSP, multi-chip and WLP technologies. Our technologies also compete with technologies developed by the internal design groups of package assembly companies, such as Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc. and STATS ChipPAC, Inc.

We believe the principal competitive factors in the selection of semiconductor package technology by potential customers are:

•	proven technology;

•	cost;

•	size and circuit board area;

•	performance;

•	reliability; and

•	available infrastructure.

We believe that our CSP, multi-chip and WLP technologies compete favorably in each of these factors with other advanced packaging technology solutions.

Employees

As of March 13, 2006, we had 162 employees, with 34 in sales, marketing and licensing, 91 in research and development (including employees who perform engineering, assembly and infrastructure services under our service agreements with third parties) and 37 in finance and administration. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements other than certain ordinary course agreements of an employers’ collective which may bind our Israeli subsidiary under Israel law. We consider our relations with our employees to be good.

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

Item 1A.    Risk Factors

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

On October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC (“Spansion”) in the United States District Court for the Northern District of California, alleging infringement of the Company’s U.S. Patents 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company has amended its complaint to add as defendants Spansion Inc., Spansion Technology, Inc., Advanced Semiconductor Engineering, Inc. ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V., STMicroelectronics, Inc., STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). This proceeding has just begun, and the Company cannot predict the outcome of this proceeding. Discovery has just begun. An adverse decision in this proceeding could significantly harm our business.

On March 2, 2006, the Company issued a request for arbitration with Amkor Technology, Inc. (“Amkor”), regarding Amkor’s failure to pay royalties under its license agreement with Tessera. This proceeding has just begun, and the Company cannot predict its outcome. An adverse decision in this proceeding could significantly harm our business.

We have become and may in the future be involved in litigation with our licensees, potential licensees or strategic partners, which could harm our business.

Our current lawsuit with Infineon and Micron (potential licensees), as described below in Part I, Item 3— Legal Proceedings, is an example. Any such dispute could cause the licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the company on both business and technical levels. Any litigation stemming from such a dispute could be very expensive and may cause us to cease being profitable. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation.

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

We rely primarily on a combination of license, development and nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright laws to protect our intellectual property rights. If we fail to protect our intellectual property rights, our licensees and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on our ability to convince third parties of the applicability of our intellectual property to their products, and our ability to enforce our intellectual property rights against them.

In certain instances, we attempt to obtain patent protection for portions of our intellectual property, and our license agreements typically include both issued patents and pending patent applications. If we fail to obtain patents or if the patents issued to us do not cover all of the claims included in our patent applications, others could use portions of our intellectual property without the payment of license fees and royalties. We also rely on trade secret laws rather than patent laws to protect other portions of our proprietary technology. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants and customers. We cannot be certain that these contracts have not been and will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we fail to use these mechanisms to protect our intellectual property, or if a court fails to enforce our intellectual property rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.

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

We may be required to continue to undertake costly legal proceedings to enforce or protect our intellectual property rights and this may harm our business.

In the past we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We currently are involved in litigation regarding our intellectual property rights, as described below in Part I, Item 3 – Legal Proceedings, and we expect to be involved in similar litigation in the future. Litigation is inherently uncertain and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our business. Whether or not determined in our favor or settled by us, litigation is costly and diverts our managerial, technical, legal and financial resources from our business operations.

Our revenues may suffer if we cannot continue to license or enforce our intellectual property rights or if third parties assert that we violate their intellectual property rights.

We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in our technology. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our technology adequately against unauthorized third-party use, which could adversely affect our business. Third parties also may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations to us. If we cannot or do not license the infringed intellectual property at all or on reasonable terms, or substitute similar technology from another source, our business could suffer.

If Congress changes the patent laws, we could be adversely impacted

Tessera relies on the uniform and historically consistent application of United States patent laws and regulations. Congress is currently considering modifying the US patent laws, and the Patent and Trademark Office is considering modifying certain regulations relating to filing for patent protection. Some of these modifications may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or a payment of royalties. These changes could have a deleterious affect on our licensing program and, therefore, the royalties we receive.

A significant amount of our royalty revenues comes from a few market segments and products, and our business could be harmed if these market segments or products decline.

A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for DSP, ASSP, ASIC and memory. In addition, we derive substantial revenues from the incorporation of our technology into mobile phones. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues may be reduced and our business could be harmed. Moreover, were such a decline to occur, our business could become more cyclical in nature.

Our revenue is concentrated in a few customers and if we lose any of these customers our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. For the year ended December 31, 2005 revenues from Samsung Electronics Co., Ltd. accounted for 20% of total revenues and Texas Instruments, Inc., accounted for 17% of total revenues. In the year ended December 31, 2004 revenues from Intel Corporation accounted for 18% of total revenues and Texas Instruments, Inc., accounted for 20% of total revenues. We expect that a significant portion of our revenues will continue to come from a few customers for the foreseeable future. If we lose any of these customers or if our revenues from them decline, our revenues may decrease substantially.

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

For example, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123R (revised 2004), Share-Based Payment (FAS 123R), which will require us, starting January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of operations The recognition of these expenses in our statements of operations could have a negative affect on our earnings per share, which could negatively impact our future stock price.

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

We currently provide guidance on revenue, expenses and cash taxes on a quarterly and annual basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. We have had positive net income since the fourth quarter of 2001. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this report and the following:

•	the timing and compliance with license or service agreement and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	the amount of our service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our failure to protect or enforce our intellectual property rights;

•	legal proceedings affecting our patents or patent applications;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate—DSP, ASIC, ASSP semiconductors and memory;

•	changes in accounting principles or a requirement to treat stock option grants as an operating expense; and

•	cyclical fluctuations in semiconductor markets generally.

It is difficult to predict when we will enter into license agreements. The time it takes to establish a new licensing arrangement can be lengthy. Delays or deferrals in the execution of license agreements may also increase as we develop new technologies. Because we generally recognize a significant portion of license fee revenues in the quarter that the license is signed, the timing of signing license agreements may significantly impact our quarterly or annual operating results. Under our typical license agreements, we also receive ongoing royalty payments, and these may fluctuate significantly from period to period based on manufacture or sales of products incorporating our licensed technology. We expect to expand our business rapidly which will require us to increase our operating expenses. We may not be able to increase revenues in an amount sufficient to offset these increased expenditures, which may lead to a loss for a quarterly period.

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

Network outages could disrupt our internal operations, which could adversely affect our revenues, customers and stock price.

Despite our concerted effort to minimize risk to our corporate information systems and to reduce the effect of unscheduled interruptions to the Company through implementation of Business Continuity Plans, our Company may still be exposed to interruptions due to natural disasters, terrorism or acts of war which are beyond our control. Disruptions to these systems could also interrupt operational processes and adversely impact our ability to provide services and support to our customers and fulfill contractual obligations. As a result, our results of our operations, financial position, cash flows and stock price could be adversely affected.

We recently conducted our yearly evaluation of our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002, but we cannot ensure that these practices will satisfy future audits.

We have performed the system and process evaluation and testing required for compliance with the management certification and auditor attestation requirements of Section 404. While we have implemented the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our future evaluations or as to the results of the evaluations. Additionally, there are no assurances that we will be able to continue to comply with the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion.

We have a royalty-based business model, which is inherently risky.

Our long-term success depends on future royalties paid to us by licensees. Royalty payments under our TCC licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology, although we do have royalty arrangements in which royalties are paid based upon a percent of the net sales price or in which royalties are paid on a per package basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, flawed and potentially detrimental to our ongoing business relationship with our licensees. Our license compliance program randomly audits licensees to independently verify the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled to under the terms of our license agreements, but we cannot give assurances that the random audits will be effective to that end.

Failure by our licensees to introduce products using our technology could limit our royalty revenues growth.

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

To date, our packaging technology has been used by several companies for high performance DRAM, chips. For example, packaging using our technology was designated by Rambus as the recommended package for its high performance Rambus DRAM chips. However, the DRAM designed by Rambus has not been widely adopted due to the use of competing technologies such as the first generation of Double Data Rate (“DDR”) DRAM, which does not widely utilize advanced packaging technologies. DRAM manufacturers are also currently developing new high performance DRAM chips such as the next generation of DDR, referred to as

DDR2 and DDR3, to meet increasing speed and performance requirements of electronic products. We believe that these new high performance DRAM chips will require advanced packaging technologies such as CSP, and we currently have licensees, including Samsung, Electronics, Co., Ltd. who are paying royalties for DRAM chips in advanced packages.

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

Failure by the semiconductor industry to adopt broadly WLP packaging technology could limit our royalty revenue growth.

To date, wafer level packaging technologies have been adopted for a limited number of semiconductor products. To date, our packaging technology has been used by several companies for CMOS image sensor chips principally for use in camera-equipped mobile phones. We believe that such WLP packages will be useful for image sensors in other applications such as personal digital assistants and digital cameras, and for other applications such as MEMS devices.

We anticipate that royalties from shipments of chips packaged using our WLP technology may account for a small but increasing percentage of our future revenues. If semiconductor manufacturers do not adopt our WLP technology as quickly as is currently being projected by industry sources or find an alternate viable packaging technology for use with their image sensor and MEMS chips, or if we do not receive royalties from image sensor and MEMS chips that use our technology, our future revenues could be adversely affected.

Our technology may be too expensive for certain image sensor manufacturers, which could significantly reduce the adoption rate of our WLP packaging technology in image sensor applications. Other factors that could affect adoption of our WLP technology for image sensors and MEMS chips include delays or shortages of materials and equipment.

Competing technologies may harm our business.

We expect that our technologies will continue to compete with technologies of internal design groups of semiconductor manufacturers and assemblers. These internal design groups create their own packaging solutions, and have direct access to their company’s technical information and technology roadmaps, and have capacity, cost and technical advantages over us. If these internal design groups design around our patents, they may not need to license our technology. These groups may design package technology that is less expensive to implement than ours or provides products with higher performance or additional features. Many of these groups have substantially greater resources, financial or otherwise, than us and lower cost structures. As a result, they may be able to get their package technology adopted more easily and quickly. For instance, certain flip chip technologies are being used by large semiconductor manufacturers and assemblers for a variety of semiconductors, including processors and memory. Another example of a competitive technology is the small format lead frame packages that are also gaining popularity. The companies using these technologies are utilizing their current lead frame infrastructure to achieve cost-effective results. Another example of a competitive technology is the chip-on-board technique to package image sensors.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through January 1, 2024. We need to develop and patent successful innovations before our current patents expire.

We also attempt to expand our licensable technology portfolio and technical expertise by acquiring technology or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technology to others. However, we may not be able to acquire or obtain rights to licensable technology in a timely manner or upon commercially reasonable terms. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future packaging needs of the semiconductor, consumer and communication electronics industries. Our failure to develop or acquire new technologies could significantly harm our business.

Some of our license agreements have fixed terms and, in order to maintain our relationships with licensees under such agreements, we will need to renegotiate some of our existing license agreements in the future.

Some of our license agreements have fixed terms. We will need to renegotiate license agreements with fixed terms prior to the expiration of such license agreements and, based on various factors including the technology and business needs of our licensees, we may not be able to renegotiate such license agreements on similar terms, or at all. In order to maintain existing relationships with some of our licensees, we may be forced to renegotiate license agreements on terms that are more favorable to such licensees, which could harm our results of operations. If we fail to renegotiate our license agreements we would lose existing licensees and our business would be materially adversely affected.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia. For year ended December 31, 2005 these revenues accounted for 56% of our total revenues. For the year ended December 31, 2004 these revenues accounted for 43% of total revenues. International operations are subject to a number of risks, including the following:

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

We derive a portion of our revenues from engineering services. Among the engineering services that we offer are customized package design and prototyping, modeling, simulation, failure analysis and reliability testing and related training services. A number of factors, including, among others, the perceived value of our intellectual property portfolio, our ability to convince customers of the value of our engineering services and our reputation for performance under our service contracts, could cause our revenues from engineering services to decline, which would in turn harm our operating results.

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

We provide certain services at below cost in an effort to increase the speed and breadth with which the semiconductor industry adopts our technologies. For example, we provide modeling, manufacturing process training, equipment and materials characterization and other services to assist licensees in designing, implementing, upgrading and maintaining their packaging assembly line. We frequently provide these services as a form of training to introduce new licensees to our technology and existing clients to new technologies, with the aim that these services will help us to generate revenues in the future. We need to monitor these services adequately in order to ensure that we do not incur significant expenses without generating corresponding revenues. Our failure to monitor these services or our design and prototype services adequately may harm our operating results.

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

There are numerous risks with our recent acquisition of certain assets from Shellcase, Ltd.

In December 2005, we completed our acquisition of certain equipment, intellectual property and other intangible assets from Shellcase, Ltd., a company based in Israel. This acquisition is subject to a number of risks, including the following:

•	The acquisition could fail to produce benefits that we anticipate, or could have other adverse effects that we currently do not foresee. As a result, the acquisition could result in a reduction of net income per share as compared to the net income per share we would have achieved if the acquisition had not occurred.

•	Following completion of the acquisition, we may subsequently uncover additional liabilities or unforeseen expenses not discovered during our diligence procedures. These additional liabilities or expenses could result in significant additional unanticipated costs not originally estimated and may harm our financial results.

•	The integration of the Shellcase Ltd. assets will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits.

•	We have incurred substantial direct transaction costs associated with this acquisition and anticipate incurring substantial additional costs to support the integration of the acquired assets. The total cost of the integration may exceed our expectations.

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

Decreased effectiveness of share-based compensation could adversely affect our ability to attract and retain employees.

We have historically used stock options and other forms of share-based compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. In accordance with Financial Accounting Standards Board Statement 123R, “Share-Based Payment,” we will begin recording charges to earnings for share-based payments in the first quarter of fiscal 2006. As a result, we will incur increased compensation costs associated with our share-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payments to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

We have a research and development facility in Jerusalem, Israel that subjects us to risks that may negatively affect our results of operations and financial condition.

Our research and development facility in Jerusalem, Israel may be subject to risks that may limit our ability to design, develop, test or market certain technologies, which could in turn have an adverse effect on our results of operations and financial condition, including:

•	security concerns, including crime, political instability, terrorist activity, armed conflict and civil or military unrest;

•	local business and cultural factors that differ from our normal standards and practices;

•	regulatory requirements and prohibitions that differ between jurisdictions;

•	differing employment practices and labor issues

•	limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers; and

•	natural disasters.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal administrative, sales, marketing and research and development facilities occupy approximately 51,000 square feet in one building in San Jose, California, under a lease that expires on May 31,

2011. We also have a research and development facility in Jerusalem, Israel that occupies approximately 2,400 square feet in one building under a lease that expires on January 31, 2011. We believe our existing facilities are adequate for our current needs.

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

The Company cannot predict the outcome of this proceeding. Discovery has begun, and trial is currently set for November 13, 2006. An adverse decision in this proceeding could significantly harm our business.

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal),

On October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC (“Spansion”) in the United States District Court for the Northern District of California, alleging infringement of the Company’s U.S. Patents 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

On December 16, 2005, the Company filed a first amended complaint to add Spansion Inc. and Spansion Technology, Inc. to the lawsuit. Spansion Inc. and Spansion Technology, Inc. are two new entities who were created by the initial public offering of Spansion in December 2005.

On January 31, 2006, the Company filed a second amended complaint to add claims of breach of contract and/or patent infringement against several new defendants, including Advanced Semiconductor Engineering, Inc. ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V., STMicroelectronics, Inc., STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI).

The Company cannot predict the outcome of this proceeding. Discovery has just begun, and no trial date has yet been set. An adverse decision in this proceeding could significantly harm our business.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006 the Company issued a request for arbitration with Amkor Technology, Inc. (“Amkor”), regarding Amkor’s failure to pay royalties under its license agreement with Tessera. This proceeding has just begun, and the Company cannot predict its outcome. An adverse decision in this proceeding could significantly harm our business.

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

	High	Low
Fiscal Year Ended December 31, 2003
Fourth Quarter (beginning November 13, 2003)	$22.25	$16.95

	High	Low
Fiscal Year Ended December 31, 2004
First Quarter (ended March 31, 2004)	$22.30	$17.00
Second Quarter (ended June 30, 2004)	$19.90	$16.41
Third Quarter (ended September 30, 2004)	$24.00	$15.77
Fourth Quarter (ended December 31, 2004)	$39.45	$22.59

	High	Low
Fiscal Year Ended December 31, 2005
First Quarter (ended March 31, 2005)	$45.03	$33.63
Second Quarter (ended June 30, 2005)	$45.03	$25.60
Third Quarter (ended September 30, 2005)	$36.00	$28.96
Fourth Quarter (ended December 31, 2005)	$30.36	$25.75

As of December 31, 2005 there were outstanding 45,125,098 shares of common stock held by 56 stockholders of record, options to purchase 4,779,665 shares of common stock under our stock option plans and warrants to purchase 298 shares of common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

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

The consolidated statement of operations data for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003 and the consolidated balance sheet data as of December 31, 2005 and December 31, 2004 are derived from our audited consolidated financial statements appearing elsewhere in this annual report. The consolidated statement of operations data for the fiscal years ended December 31, 2002 and December 31, 2001 and the consolidated balance sheet data as of December 31, 2003, December 31, 2002 and December 31, 2001 are derived from our audited consolidated financial statements that are not included in this annual report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of operations data
Revenues:
Royalties and license fees revenues	$56,930	$39,624	$25,393	$17,925	$12,258
Past production payments revenues (1)	21,269	19,998	3,169	5,715	13,291
Service revenues	16,501	13,114	8,759	4,630	1,466

Total Revenues	94,700	72,736	37,321	28,270	27,015

Operating expenses:
Cost of revenues	13,313	9,613	6,734	4,264	5,298
Research, development and other related costs	7,013	7,107	7,661	6,700	8,202
Selling, general and administrative	27,557	20,144	11,030	7,552	20,761
Stock-based compensation	1,244	231	1,110	1,942	1,364

Total operating expenses	49,127	37,095	26,535	20,458	35,625

Operating income (loss)	45,573	35,641	10,786	7,812	(8,610)
Interest and other income (expense), net	3,555	828	195	45	409

Income (loss) before taxes	49,128	36,469	10,981	7,857	(8,201)
Benefit (provision) for income taxes	(17,679)	22,594	(1,626)	(1,318)	—

Net income (loss)	$31,449	$59,063	$9,355	$6,539	$(8,201)
Cumulative preferred stock dividends in arrears (2)	$—	$—	$(6,187)	$(12,941)	$(11,764)

Net income (loss) attributable to common stockholders	$31,449	$59,063	$3,168	$(6,402)	$(19,965)

Net income (loss) per common share; basic	$0.71	$1.47	$0.28	$(0.94)	$(3.18)

Net income (loss) per common share; diluted	$0.66	$1.27	$0.22	$(0.94)	$(3.18)

Weighted average number of shares used in per share calculation, basic (3)	44,003	40,077	11,141	6,784	6,282

Weighted average number of shares used in per share calculations, diluted (3)	47,733	46,622	41,653	6,784	6,282

(1)	Past production payments revenues consist of a portion of the payments received through license negotiations or the resolution of patent disputes, insofar as such payments include amounts for royalties related to previous periods, or resolution of royalties under payments discovered during compliance audits.
(2)	All outstanding shares of preferred stock were converted into shares of common stock in connection with our initial public offering.
(3)	See note 2 of Notes to Consolidated Financial Statements in this annual report for an explanation of the methods used to determine the number of shares used to compute per share amounts.

	Fiscal Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$127,594	$108,339	$64,379	$20,170	$1,577
Total assets	190,127	139,682	70,081	24,170	24,583
Redeemable convertible preferred stock	—	—	—	96,000	96,000
Deferred stock-based compensation	(2,245)	(414)	(153)	(620)	(2,477)
Total stockholders’ (deficit) equity	179,958	134,976	65,989	(74,492)	(83,764)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tessera is a provider of miniaturization technologies for the electronics industry. We enable improvements in miniaturization and performance by applying our expertise in the electrical, thermal and mechanical properties of materials and interconnect. We develop and license technologies to the electronics industry. Our intellectual property includes more than 363 issued patents, covering a broad range of advanced semiconductor packaging and interconnect solutions. We license our technology to our customers, enabling them to produce semiconductor chips that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants, video game consoles and mobile phones. In addition, by using our technology, we believe that our customers are also able to reduce the time-to-market and development costs of their semiconductors.

From our inception in 1990 through 1995, we engaged principally in research and development activities related to chip-scale and multi-chip packaging technology. We began generating revenues from licenses of our intellectual property in 1994. We began manufacturing activities in 1997 to support market acceptance of our technology. We discontinued most of these manufacturing activities in 1999 after many suppliers had developed the manufacturing infrastructure to implement our technology. We continue to develop prototypes and manufacture limited volumes of select circuits.

We generate revenues from:

•	royalties and license fees, which represents the majority of our revenues and consists of royalties on semiconductors shipped by our licensees that employ these patented technologies; and license fees for our patented technologies and;

•	services, which utilize or further our intellectual property and drive our product introduction process.

Licensees pay a non-refundable license fee. Revenues from license fees are generally recognized once the license agreement has been executed by both parties. In some instances, we provide training to our licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until the training has been provided. The amount of revenues deferred is based on the price we charge for similar services when they are sold separately.

Semiconductor manufacturers and assemblers pay on-going royalties on their production or shipment of semiconductors incorporating our intellectual property. Royalty payments are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our technology, although we do have arrangements in which royalties are paid based upon a percent of the net sales price. Our licensees report royalties quarterly, and most also pay on a quarterly basis. As there is no reliable basis on which to estimate our royalty revenues prior to obtaining these reports from our licensees, we recognize royalty revenues when we receive a royalty report from our customer. We receive these reports the quarter after the semiconductors that incorporate our technology have been produced or shipped.

From time to time, we receive payments through license negotiations or through the resolution of patent disputes. These license negotiations and dispute settlements generally include amounts for royalties related to previous periods based on historical production volumes. These amounts are reported as “past production payments revenues” (previously identified as “other intellectual property revenues”) in the statement of operations. In an effort to more specifically reflect the components of this revenue line, we changed the nomenclature as of the quarter ended June 30, 2005. Past production payments revenues will vary significantly on a quarterly basis.

Service revenues are primarily derived from engineering services, including related training services. Revenues from services related to training are recognized as the services are performed. Revenues from other services are recognized on a percentage-of-completion or completed contract method of accounting depending on the nature of the project. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the total costs to complete the projects. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues under the completed contract method are recognized upon acceptance by the customer or in accordance with the contract specifications.

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia, and these revenues accounted for 56.0% of our total revenues for the year ended December 31, 2005. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the year ended December 31, 2005, Samsung Electronics Co., Ltd. and Texas Instruments, Inc. each accounted for over 10% of revenue. For the year ended December 31, 2004, Intel Corporation and Texas Instruments, Inc. each account for over 10% of total revenues.

We license most of our CSP and multi-chip packaging technology under a license that we refer to as a TCC license. Our TCC license grants a worldwide right under the licensed patent claims to assemble, use and sell certain CSPs and multi-chip packages. We generally license semiconductor material suppliers under our TCMT license. Our TCMT license calls for a one-time license fee and, unlike most of our other licenses, does not require ongoing royalty payments.

Effective 2005, we organized our business operations into five operating groups, the Advanced Semiconductor Packaging Group, the Emerging Markets and Technologies Group, Tessera Interconnect Materials, Inc. (our wholly owned subsidiary formed in May 2005), the Wafer Level Technologies Division and the Product Miniaturization Division. These groups are reported into two segments; Intellectual Property, which consists of our Advanced Semiconductor Packaging Group, Emerging Markets and Technologies Group, Tessera Interconnect Materials, Inc. and our Wafer Level Technologies Division are consolidated; and Services, which consists of our Production Miniaturization Division. The segments were determined based upon how our management views and evaluates our operations. Segment information in this Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 of the Notes to Consolidated Financial Statements included in this report are presented in accordance with the Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information. For years prior to 2005, revenues were presented to management in the Intellectual Property and Services categories; however, expenses were not allocated or presented to our management for these categories. Consequently, it would be impractical to determine an allocation method for prior year expenses, therefore only revenues will be presented for these new segments. In addition to our reportable segments, we also have a Corporate Overhead category that is not a reportable segment. This category includes certain operating expenses and credits that are not allocated to our business segments because these operating expenses and credits are not considered in evaluating the operating performance of our business segments.

Beginning in 2006 management anticipates reorganizing its business units into three operating divisions: the Licensing Business, the Product Division and Emerging Markets and Technologies. We anticipate that the

Product Division will incorporate operational functions that will be reported in both our Intellectual Property and Services segments.

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

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, materials, supplies and equipment depreciation. Our research and development is conducted primarily in-house and targets CSP, multi-chip and wafer level technology. All research, development and other related costs are expensed as incurred. We believe that a significant level of research, development and other related costs will be required for us to remain competitive in the future. We have increased research and development personnel to 86 at December 31, 2005 from 59 at December 31, 2004, and expect to continue to increase research and development personnel in the future.

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for: general management, information technology, finance and accounting personnel; litigation expenses and related fees; facilities costs; and professional services. Our general and administrative expenses are not allocated to other expense line items. We anticipate that our selling, general and administrative expenses will increase as a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, related regulations and ongoing revisions to disclosure and governance practices. Excluding litigation expenses, we expect that as a percentage of revenues, these expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation, as described above in Part I, Item 3 – Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

In connection with the grant of stock options from 1996 through 2005, we recorded an aggregate of $33.3 million in deferred stock-based compensation within stockholders’ equity, due to the difference between the exercise price and the estimated fair value of common stock on the date of grant. The compensation expense is amortized over the vesting period of generally four years to five years. As of December 31, 2005, we had an aggregate of $2,244,844 of deferred stock-based compensation remaining to be amortized through 2010.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Fiscal Year Ended December 31,
	2005	2004	2003
Revenues:
Royalties and license fees revenues	60.1%	54.5%	68.0%
Past production payments revenues	22.5	27.5	8.5
Service revenues	17.4	18.0	23.5

Total Revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues	14.1	13.2	18.0
Research, development and other related costs	7.4	9.8	20.5
Selling, general and administrative	29.1	27.7	29.6
Stock-based compensation	1.3	0.3	3.0

Total operating expenses	51.9	51.0	71.1

Operating income (loss)	48.1	49.0	28.9
Interest and other income, net	3.8	1.1	0.5

Income before taxes	51.9	50.1	29.4
Benefit (provision) for income taxes	(18.7)	31.1	(4.4)

Net income	33.2%	81.2%	25.0%

Fiscal Year 2005 and 2004

Revenues.    Revenues for the year ended December 31, 2005 were $94.7 million compared with $72.7 million for the year ended December 31, 2004, an increase of $22.0 million, or 30.2%. The $22.0 million increase was primarily due to a $17.3 million increase in royalties and license fees revenues, a $1.3 million increase in past production payments revenues and a $3.4 million increase in service revenues.

Cost of Revenues.    Cost of revenues for the year ended December 31, 2005 increased to $13.3 million, or 14.1% of revenues, from $9.6 million, or 13.2% of revenues, for the year ended December 31, 2004 primarily due to increased costs associated with an increase in service revenues. Cost of revenues primarily relates to service revenues as the cost of revenues associated with royalties and license fees revenues is not material. For the year ended December 31, 2005 and 2004, cost of revenues represented 80.7% and 73.3% respectively, of service revenues for each associated year. Cost of revenues as a percentage of total revenues will vary based on the service revenues component of total revenues. The majority of this increase in the year of 2005 was attributable to the allocation of more personnel to service-related projects and an increase in the number of these projects. Increased materials and subcontractor costs related to service-related projects also accounted for part of the increase in cost of revenues. For the year ended December 31, 2005 and 2004 materials and subcontractors costs totaled $3.6 million and $2.1 million, respectively, an increase of $1.5 million or 71.4%.

Research, Development and Other Related Costs.    Research, development and other related costs for the year ended December 31, 2005 decreased to $7.0 million, or 7.4% of revenues, from $7.1 million, or 9.8% of revenues, for the year ended December 31, 2004. This decrease of $94,000 in expenses is primarily due to the reassignment of more personnel resources to service revenues projects.

Selling, General and Administrative.    Selling, general and administrative (SG&A) expenses for the year ended December 31, 2005 increased to $27.6 million or 29.1% of revenues, from $20.1 million, or 27.7% of revenues, for the year ended December 31, 2004. The increase is primarily attributable to building an infrastructure to support our 2005 internal reorganization of personnel and departments that better aligns our resources to accommodate the needs of our business. In this effort we have increased our headcount by 21 in the following areas: business development, legal, finance and administration. The related compensation expense is included in SG&A. Total litigation expenses were $8.0 million for the year ended December 31, 2005, as compared to $7.2 million for the year ended December 31, 2004. We expect to continue to incur litigation expenses in upcoming quarters due to our ongoing litigation described in Part I, Item 3 – Legal Proceedings, above.

Stock-based Compensation.    Stock-based compensation increased to $1.2 million for the year ended December 31, 2005 as compared to $231,000 for the year ended December 31, 2004. The increase is primarily due to issuances of shares of restricted stock in 2005.

Interest and Other Income, Net.    Interest and other income, net was $3.6 million for the year ended December 31, 2005 as compared to $828,000 for the year ended December 31, 2004. The increase is directly related to income earned on higher cash balances as a result of positive cash flow generated from operations. Our cash balance was $127.6 million at December 31, 2005, compared to $108.3 million at December 31, 2004.

Benefit and Provision for Income Taxes.    Provision for income taxes was $17.7 million for the year ended December 31, 2005 of which $4.1 million was attributable to foreign withholding taxes. For the year ended December 31, 2004, we recorded a provision benefit of $22.6 million consisting of $343,000 of Alternative Minimum Tax (“AMT”), $1.7 million of foreign withholding taxes off-set by a benefit for the recognition of deferred tax assets of $24.7 million. The $24.7 million benefit is due to the reversal of the valuation allowance against our net operating losses (“NOL”). Due to historic and current income, prospects of future book income and the resolution of the litigation with Samsung Electronics Co., Ltd., management determined that a valuation allowance was no longer necessary, as it was more likely than not that the deferred tax assets would be fully realized. Foreign withholding taxes paid, relate to statutory withholding taxes on license and royalty revenues earned in foreign jurisdictions. We paid no federal or state income taxes in the years ended December 31, 2005 and 2004 primarily due to our NOL and tax benefits that resulted from employees that exercised their fully-vested non-qualified stock options, which reduced our income taxes currently payable for federal and state purposes.

Fiscal Year 2004 and 2003

Revenues.    Revenues for the year ended December 31, 2004 were $72.7 million compared with $37.3 million for the year ended December 31, 2003, an increase of $35.4 million, or 94.9%. The $35.4 million increase was primarily due to a $14.2 million increase in royalties and license fees revenues, a $16.8 million increase in past production payments revenues and a $4.4 million increase in service revenues.

Cost of Revenues.    Cost of revenues for the year ended December 31, 2004 increased to $9.6 million, or 13.2% of revenues, from $6.7 million, or 18.0% of revenues, for the year ended December 31, 2003 primarily due to increased costs associated with an increase in service revenues. Cost of revenues primarily relates to service revenues as the cost of revenues associated with royalties and license fees revenues is de minimis. For the year ended December 31, 2004 and 2003 cost of revenues represented 73.3% and 76.9% respectively, of service revenues for each associated year. Cost of revenues as a percentage of total revenues will vary based on the service revenues component of total revenues. The majority of this increase in the year of 2004 was attributable to the allocation of more personnel to service-related projects and an increase in the number of these projects. Increased materials and subcontractor costs related to service-related projects also accounted for part of the increase in cost of revenues.

Research, Development and Other Related Costs.    Research, development and other related costs for the year ended December 31, 2004 decreased to $7.1 million, or 9.8% of revenues, from $7.7 million, or 20.5% of revenues, for the year ended December 31, 2003. This decrease of $554,000 in expenses is primarily due to the reassignment of more personnel resources to service revenues projects.

Selling, General and Administrative.    Selling, general and administrative expenses for the year ended December 31, 2004 increased to $20.1 million, or 27.7% of revenues, from $11.0 million, or 29.6% of revenues for the year ended December 31, 2003. The increase is attributable to the costs of being a public company and litigation expenses. The increased costs related to being a public company are primarily salaries, professional fees and insurance. For the year ended December 31, 2004 these costs were $3.2 million, which included $550,000 of professional charges for the Company’s secondary public offering that closed on March 31, 2004. Total litigation expenses were $7.2 million for the year ended December 31, 2004, as compared to $2.9 million for the year ended December 31, 2003. We expect to continue to incur litigation expenses in upcoming quarters. The addition of personnel and personnel-related expenses for the expansion of sales and marketing efforts also contributed to the increase in selling, general and administrative expenses.

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

Benefit and Provision for Income Taxes.    For the year ended December 31, 2004, we recorded a provision benefit of $22.6 million consisting of $343,000 of AMT, $1.7 million of foreign withholding taxes off-set by a benefit for the recognition of deferred tax assets of $24.7 million. The $24.7 million benefit is due to the reversal of the valuation allowance against our NOL. Due to historic and current income, prospects of future book income and the resolution of the Samsung Electronics Co., Ltd. litigation, management determined that a valuation allowance was no longer necessary; as it is more likely than not that the deferred tax assets will be fully realized. For the year ended December 31, 2003, the provision of $1.6 million consisted of $213,000 of AMT and $1.4 million of foreign withholding taxes. Foreign withholding taxes paid, relate to statutory withholding taxes on license and royalty revenues earned in Japan, Korea and Singapore. We paid no federal or state income taxes in the year ended December 31, 2004 primarily due to our operating NOL and allowable stock option deductions related to gains that our employees realized on the exercise and sale of their stock options. In the year ended December 31, 2003, we paid no state income taxes.

Segment Results

Effective 2005, we organized our business operations into five operating groups, the Advanced Semiconductor Packaging Group, the Emerging Markets and Technologies Group, Tessera Interconnect Materials, Inc., the Wafer Level Technologies Division and the Product Miniaturization Division. These groups are reported into two segments; Intellectual Property and Services.

Our Intellectual Property segment is composed of the following:

Advanced Semiconductor Packaging Group.    Our Advanced Semiconductor Packaging Group is focused on licensing technologies in our core markets, which include DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices. Key functions of this group include development, marketing and R&D. This group works closely with IDMs, which make semiconductors that use our technology.

Emerging Markets and Technologies Group.    Our Emerging Markets and Technologies Group is focused on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of existing patents, products and technologies; internal development of new technologies for high growth markets; applications such as imaging, MEMs and RF; and new partnerships, ventures and acquisitions of complementary technology.

Tessera Interconnect Materials, Inc.    Tessera Interconnect Materials, Inc. is focused on acquiring patents, managing any associated licensing rights and further developing the technology acquired under such new patents. In May 2005, we entered into a number of new agreements with North, which included the acquisition of 100% ownership of all US patents/applications filed by North, joint ownership of patents/applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North, for $5.9 million. The main technology acquired under the North patents is a substrate technology that gives us an entry into the materials technology for packaging and interconnects as well as establishing infrastructure for next-generation interconnect technology.

Wafer Level Technologies Division.    Our Wafer Level Technologies Division is focused on acquiring patents, managing any associated licensing rights and further developing the technology acquired under such new patents. In December 2005, we completed the acquisition of certain assets of Shellcase, Ltd., which included the acquisition of 100% ownership of all patents and applications filed by Shellcase, and certain research and development operations and facilities located in Israel, for $34.7 million. The technology acquired under the transaction with Shellcase includes wafer-level packaging for image sensors.

Our Services segment is composed of our Product Miniaturization Division, which drives our product development services revenues, while also providing a vehicle for transitioning our research efforts into fully developed technologies that can be licensed. This segment also addresses the challenges of electronic products miniaturization from a system perspective and through the dense interconnection of components through the extensive use of three-dimensional packaging technologies.

The following table sets forth our segments revenues, operating expenses and operating income (loss) (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues:
Intellectual Property Segment	$78,199	$59,622	$28,562
Services Segment	16,501	13,114	8,759
Corporate Overhead	—	—	—

Total revenues	94,700	72,736	37,321

Operating expenses (1):
Intellectual Property Segment	18,706	—	—
Services Segment	14,710	—	—
Corporate Overhead	15,711	—	—

Total operating expenses	49,127	—	—

Operating income (loss)
Intellectual Property Segment	59,493	—	—
Services Segment	1,791	—	—
Corporate Overhead	(15,711)	—	—

Total operating income	$45,573	$—	$—

(1)	For the prior years ended December 31, 2004 and December 31, 2003, revenues were presented to management in the Intellectual Property and Services categories; however, expenses were not allocated or presented to our management for these categories. It would be impractical to determine an allocation method for expenses in prior years, therefore only revenues are presented for the above segments as of December 31, 2004 and December 31, 2003.

The revenues and operating income (loss) amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the United States applied at the segment level. Corporate overhead expenses, which have been excluded, primarily include support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the year ended December 31, 2005, corporate overhead expenses were $15.7 million.

Intellectual Property Segment

Fiscal Year 2005 and 2004

Intellectual property revenues for the year ended December 31, 2005, were $78.2 million, as compared to $59.6 million for the year ended December 31, 2004, an increase of $18.6 million or 31.2%. The increase of $18.6 million consists of an increase in royalty and license fees revenues of $17.3 million and an increase in past production payments revenues of $1.3 million. For the year ended December 31, 2005, the $17.3 million increase was due to royalty and license fees revenues of $14.6 million from existing customers and $2.7 million from new customers. The increase of $1.3 million in past production payments revenues was primarily due to the resolution of license negotiations with new customers of $3.9 million and with existing customers of $17.4 million. The aggregate amount attributable to the resolution of license negotiations in the year ended December 31, 2005 was greater than the aggregate amount attributed to negotiations with new and existing customers in the year ended December 31, 2004, which totaled $20.0 million.

Operating expenses for the year ended December 31, 2005 were $18.7 million. These expenses consisted of $62,000 in cost of revenues, $6.7 million in research, development and other related costs, $11.4 million in SG&A and $540,000 in stock compensation costs. Included in the SG&A expenses for the year ended December 31, 2005 are litigation costs of $8.0 million. We expect that litigation costs will become a material portion of the Intellectual Property segment’s SG&A in future periods, and may increase significantly in some periods, because of our ongoing lawsuits as described in Part I, Item 3 – Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the year ended December 31, 2005 was $59.5 million.

Fiscal Year 2004 and 2003

Intellectual property revenues for the year ended December 31, 2004 were $39.6 million as compared to $25.4 million for the year ended December 31, 2003. This increase of $14.2 million or 56.0% consisted of $5.8 million from new customers and $8.4 million from existing customers. The increases are attributable to licenses executed by five new customers and an increase in royalties reported by existing customers.

Past production payments revenues for the year ended December 31, 2004 were $20.0 million as compared to $3.2 million for the year ended December 31, 2003. This increase of $16.8 million or 531.1% was primarily due to the resolution of license negotiations with NEC Electronics Corporation, OKI Electronic Industry Co. Ltd. and United Test and Assembly Center Ltd., totaling $4.8 million and with existing customers totaling $15.2 million, which includes a $6.0 million payment received from Samsung Electronics Co., Ltd. for royalties relating to past production. These aggregate amount attributable to the resolution of license negotiations in the year ended December 31, 2004 was greater than the aggregate amount attributed to negotiations with five new and existing customers in the year ended December 31, 2003, which totaled to approximately $3.2 million.

Services Segment

Fiscal Year 2005 and 2004

Service revenues for the year ended December 31, 2005 were $16.5 million as compared to $13.1 million for the year ended December 31, 2004, an increase of $3.4 million or 25.8%. The increase is due to the increase in service revenues from government related contracts. For the year ended December 31, 2005, total service revenues consisted of $15.8 million from government related contracts. For the year ended December 31, 2004, total service revenues of $13.1 million, consisted of $12.2 million from government related contracts.

Operating expenses for the year ended December 31, 2005 were $14.7 million. These expenses consisted of $13.3 million in cost of revenues, $178,000 in research, development and other related costs, $1.1 million in SG&A, and $215,000 in stock compensation cost.

Operating income for the year ended December 31, 2005 was $1.8 million.

Fiscal Year 2004 and 2003

Service revenues for the year ended December 31, 2004 were $13.1 million as compared to $8.8 million for the year ended December 31, 2003, an increase of $4.3 million or 48.9%. This increase is directly related to the increase in our number of government contracts. For the year ended December 31, 2004, revenues from government contracts increased by $4.6 million or 60.1% over the year ended December 31, 2003. Revenues from government contracts for the years ended December 31, 2004 and 2003 totaled $12.2 million and $7.6 million, respectively.

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2005. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(in thousands)
Revenues:
Royalties and license fees revenues	$8,896	$8,136	$10,399	$12,193	$11,833	$13,292	$14,113	$17,692
Past production payments revenues	1,974	6,606	9,350	2,068	12,310	5,359	1,161	2,439
Service revenues	2,251	2,904	3,896	4,063	3,756	3,810	4,470	4,465

Total revenues	13,121	17,646	23,645	18,324	27,899	22,461	19,744	24,596

Operating expenses:
Cost of revenues	1,850	2,037	2,610	3,116	2,963	3,287	3,059	4,004
Research, development and other related costs	2,221	1,855	1,490	1,541	1,505	1,550	1,882	2,076
Selling, general and administrative	4,212	4,667	4,954	6,311	5,164	6,251	7,411	8,731
Stock-based compensation	125	61	20	25	134	181	525	404

Total operating expenses	8,408	8,620	9,074	10,993	9,766	11,269	12,877	15,215

Operating income	4,713	9,026	14,571	7,331	18,133	11,192	6,867	9,381
Interest and other income, net	109	133	233	353	587	773	1,067	1,128

Income before taxes	4,822	9,159	14,804	7,684	18,720	11,965	7,934	10,509
Benefit (provision) for income taxes	(723)	(497)	(999)	24,813	(6,777)	(4,240)	(2,904)	(3,758)

Net income	$4,099	$8,662	$13,805	$32,497	$11,943	$7,725	$5,030	$6,751

Net income per common share; basic	$0.11	$0.22	$0.34	$0.78	$0.28	$0.18	$0.11	$0.15

Net income per common share; diluted	$0.09	$0.19	$0.30	$0.69	$0.25	$0.16	$0.11	$0.14

Weighted average number of shares used in per share calculation; basic	38,465	39,446	40,448	41,657	42,873	43,873	44,452	44,861

Weighted average number of shares used in per share calculation; diluted	45,904	46,472	46,655	47,229	47,689	47,494	47,632	47,486

The following table presents our historical results for the periods indicated as percentage of revenues, except per share data.

	Three Months Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
Revenues:
Royalties and license fees revenues	67.8%	46.1%	44.0%	66.5%	42.4%	59.1%	71.5%	71.9%
Past production payments revenues	15.0	37.4	39.5	11.3	44.1	23.9	5.9	9.9
Service revenues	17.2	16.5	16.5	22.2	13.5	17.0	22.6	18.2

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	14.1	11.5	11.0	17.0	10.6	14.6	15.5	16.3
Research, development and other related costs	16.9	10.5	6.3	8.4	5.4	6.9	9.5	8.4
Selling, general and administrative	32.1	26.4	21.0	34.4	18.5	27.8	37.5	35.5
Stock-based compensation	1.0	0.3	0.1	0.1	0.5	0.8	2.7	1.6

Total operating expenses	64.1	48.7	38.4	59.9	35.0	50.1	65.2	61.8

Operating income	35.9	51.3	61.6	40.1	65.0	49.9	34.8	38.2
Interest and other income, net	0.8	0.8	1.0	1.9	2.1	3.4	5.4	4.6

Income before taxes	36.7	52.1	62.6	42.0	67.1	53.3	40.2	42.8
Benefit (provision) for income taxes	(5.5)	(2.8)	(4.2)	135.4	(24.3)	(18.9)	(14.7)	(15.3)

Net income	31.2%	49.3%	58.4%	177.4%	42.8%	34.4%	25.5%	27.5%

Net income per common share; basic	$0.11	$0.22	$0.34	$0.78	$0.28	$0.18	$0.11	$0.15

Net income per common share; diluted	$0.09	$0.19	$0.30	$0.69	$0.25	$0.16	$0.11	$0.14

Weighted average number of shares used in per share calculation; basic	38,465	39,446	40,448	41,657	42,873	43,873	44,452	44,861

Weighted average number of shares used in per share calculation; diluted	45,904	46,472	46,655	47,229	47,689	47,494	47,632	47,486

Our royalties and license fees revenues grew sequentially in each quarter of 2005 and 2004, due to an increase from both existing and new licensees, with the exception of the quarter ending June 30, 2004. Our royalties and license fees revenues declined in the quarter ended June 30, 2004, due to a slight decrease in royalties from the prior quarter.

Past production payments revenues have been significantly impacted by revenues related to the resolution of license negotiations and patent disputes, particularly in the quarters ended March 31, 2005, June 30, 2005, June 30, 2004 and September 30, 2004, due to our resolution of negotiations with Fujitsu Limited, Samsung Electronics Co., Ltd., Hynix Semiconductor and NEC Electronics respectively. This includes the payment of $6.0 million in the quarter ended September 30, 2004 from Samsung Electronics Co., Ltd.

Cost of revenues has generally increased throughout 2005 and 2004, in line with the overall growth in service revenues. Our costs of revenues primarily relate to service revenues.

Operating expenses generally increased throughout 2005 and 2004 primarily due to our 2005 internal reorganization of personnel and departments, litigation expenses related to the cases described above in “Legal Proceedings” and our ongoing efforts to comply with evolving laws, regulations and standards regarding corporate governance, financial and public disclosures.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $120.0 million and state net operating loss carryforwards of approximately $80.0 million. All federal and state net operating loss carryforwards are related to stock option deductions. The principal difference between the federal and state net operating loss carryforwards is attributable to the capitalization of research, development and other related costs for state purposes. These operating loss carryforwards begin to expire on various dates beginning in 2006, and will continue to expire through 2025. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income.

Tax benefits from stock options

During the year ended December 31, 2005, 2004, and 2003 various employees exercised their fully-vested non-qualified stock options. The tax benefits from such employee stock option transactions reduced the Company’s income taxes currently payable for federal and state purposes. These benefits totaled $0, $0, and $63,000 and were reflected as a credit to Stockholder’s Equity.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and, more recently, through cash generated from operations. We have received a total of $93.7 million from private offerings of our equity securities and we generated $34.6 million of net proceeds from our initial public offering in November 2003. At December 31, 2005 we had $127.6 million in cash and cash equivalents.

Net cash provided by operating activities for the year ended December 31, 2005 was $51.8 million compared to $36.1 million for the year ended December 31, 2004. Operating cash flows in 2005 were generated from net income adjusted for non-cash expenses of $16.4 million and increases in accounts payable, accrued liabilities and deferred revenues of $2.1 million, $3.2 million and $217,000, respectively. This was partially off-set by an increase in accounts receivable of $1.3 million and other assets of $169,000. The non-cash expenses consisted of $2.9 million in depreciation, amortization and stock compensation expenses and $13.5 million of utilization of our deferred tax asset against our federal and state income taxes for 2005. The increase in accounts payable is attributable to the increase in materials and subcontractors costs for service related contracts. The increase in accrued liabilities is directly related to increased litigation related to the cases described above in “Legal Proceedings”.

Net cash provided by operating activities for the year ended December 31, 2004 was $36.1 million compared to $11.7 million for the year ended December 31, 2003. Operating cash flows in 2004 were generated from net income adjusted for non-cash expenses of $1.3 million and increases in accounts payable and accrued liabilities of $108,000 and $601,000, respectively, and a decrease in deferred revenues of $95,000. This was partially off-set by an increase in accounts receivable of $723,000 and other assets of $24.2 million. The increase in other assets was directly related to recording of our deferred tax assets of $24.7 million. Operating cash flows in 2003 were generated from net income adjusted for non-cash expenses of $2.1 million and increases in accounts payable, accrued liabilities and deferred revenues of $226,000, $1.0 million and $202,000, respectively.

This was partially off-set by increases in accounts receivable and other assets of $657,000 and $540,000, respectively. The increase in accrued liabilities is directly related to increased litigation expenses related to the Samsung Electronics Co., Ltd. case, described above in Part I, Item 3—Legal Proceedings.

Operating cash flows in 2003 were generated from net income adjusted for non-cash expenses of $2.1 million and increases in accounts payable, accrued liabilities and deferred revenue of $226,000, $1.0 million and $202,000, respectively. This was partially off-set by increases in accounts receivable and other assets of $657,000 and $540,000, respectively. The increase in accrued liabilities is directly related to increased litigation expenses related to the Samsung Electronics Co., Ltd. case, described above in “Legal Proceedings.”

Net cash used in investing activities for the year ended December 31, 2005 was $44.8 million, consisting of $40.7 million for the acquisition of certain assets from North Corporation and Shellcase, Ltd. and $4.1 million of property and equipment purchases. Net cash used in investing activities for the year ended December 31, 2004 was $1.8 million consisting of $1.8 million of property and equipment purchases, off-set by $7,000 of proceeds from the sale of fixed assets. Net cash provided by investing activities for the year ended December 31, 2003 was $17.4 million, due to sales of short-term marketable securities.

For the year ended December 31, 2005, net cash flows provided by financing activities was $12.3 million as compared to $9.7 million for the year ended December 31, 2004. For both years ended December 31, 2005 and 2004, net cash flows provided by financing activities were directly related to net proceeds from exercise of stock options and warrants and from the proceeds of our employee stock purchase program. Net cash provided by financing activities for year ended December 31, 2003 was $33.9 million, which was comprised primarily of net proceeds of $34.6 million from the Company’s initial public offering.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating Lease Obligations	$3,588	$2,040	$1,368	$180

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

Revenue Recognition.    We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, as amended by SAB 104.

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

Royalty and license fees

Royalty and license fees revenues include revenues from license fees and from royalty payments. Licensees typically pay a non-refundable license fee. Revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, we provide training to our licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price we charge for similar engineering services when they are sold separately. These revenues are reported as service revenues. Semiconductor manufacturers and assemblers pay on-going royalties on their production or shipment of semiconductors incorporating our intellectual property. Royalties under our royalty-based technology licenses are generally based upon either unit volumes of semiconductors produced or shipped using our technology or a percent of the net sales price. Licensees generally report production or shipment information 30 to 60 days after the end of the quarter in which such activity takes place. As there is no reliable basis on which we can estimate royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one-quarter lag. In some cases, licensees pre-pay a portion of future royalty obligations. These amounts are deferred and recognized as future royalty obligations are reported by the licensee.

Past production payments

Past production payments revenues are royalty payments received through license negotiations or the resolution of patent disputes. Such negotiations arise when it comes to our attention that a third party is infringing on patents or a current licensee is not paying royalties that we are entitled to. Past production payments revenues represent the portion of royalty payments received through such license negotiations or resolution of patent disputes that relates to previous periods and are based on historical production or shipment volumes.

Revenues are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant obligations and collection is reasonably assured. We do not recognize any revenues prior to execution of the agreement as there is no reliable basis on which we can estimate the amounts for royalties related to previous periods or assess collectibility.

Service revenues

We utilize the completed-contract and the percentage-of-completion methods of accounting for both commercial and government contracts, dependent upon the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee contracts are recognized upon acceptance by the customer or in accordance to the contract specifications, assuming: title and risk of loss has transferred to the customer; prices are fixed and determinable; no significant obligations remain; and collection of the related receivable is reasonably assured.

We use the percentage-of-completion method of accounting for cost reimbursement-type contracts, which generally specify the reimbursable costs and a certain billable fee amount. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the costs to complete the projects. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues, including estimated earned fees, under cost reimbursement-type contracts are recognized as costs are incurred, assuming that the fee is fixed or determinable and collection is reasonably assured.

Claims made for amounts in excess of the agreed contract price are recognized only if it is probable that the claim will result in additional revenues and the amount of additional revenues can be reliably estimated.

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

Goodwill

The Company evaluates the recoverability of goodwill recorded in connection with acquisitions, annually at the beginning of its third quarter, or more frequently whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit with allocated goodwill to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses. Discounted Cash Flow and Market Multiple methodologies are used to obtain the fair value for each reporting unit. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. No goodwill impairment was recorded for the periods presented.

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

Accounting for Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the difference between the income tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of assets are recovered, hence giving rise to a deferred tax liability or asset, respectively. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

At December 31, 2004, the Company had deferred tax assets of $42.9 million which had a tax valuation allowance of $18.2 million. During 2005, the deferred tax assets increased by approximately $15.9 million to $58.8 million. The net deferred tax asset of $11.2 million has been realized as a result of historic and current income, and prospects of future book income. The remaining deferred tax asset of $47.6 million relates to deferred tax assets from federal and state net operating losses and certain tax credits resulting from stock option deductions. Due to the uncertainty regarding the realization of these tax assets, the valuation allowance associated with these deferred tax assets is $47.6 million. When recognized, the tax benefit will be accounted for as a credit to additional paid in capital.

Litigation and Contingencies. From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business, as well as other matters identified above in Part 1, Item 3—Legal Proceedings.

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

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” In March 2005, the Securities and Exchange Commission (“SEC”) released SAB No. 107, Application of SFAS No. 123R. This release summarizes the SEC staff position regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R will be effective in fiscal periods beginning June 15, 2005. In the first quarter of 2006, the Company will apply modified prospective application method and adopt SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB No. 20 and SFAS No. 3”, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also makes a distinction between the “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on the Company’s unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our consolidated financial statements at December 31, 2005 and 2004 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, including their attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting are included in this Annual Report on Form 10-K on pages F-1 through F-29 and are incorporated by reference into this Item 8.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the information relating to Tessera, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Tessera’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Tessera’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Tessera. Tessera’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Tessera’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Tessera; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Tessera are being made only in accordance with authorizations of management and directors of Tessera; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Tessera’s assets that could have a material effect on the financial statements.

Tessera’s management assessed the effectiveness of Tessera’s internal control over financial reporting as of December 31, 2005, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Tessera’s management, we determined that Tessera’s internal control over financial reporting was effective as of December 31, 2005. Tessera management’s assessment of the effectiveness of Tessera’s internal control over financial reporting as of December 31, 2005 has been audited by Pricewaterhouse Coppers LLP, Tessera’s independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report on Form 10-K.

Bruce M. McWilliams	Michael A. Forman
President and Chief Executive Officer	Vice President, Finance and Administration and Acting Chief Financial Officer

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers and Other Senior Management” and “Election of Directors” contained in the company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on May 18, 2006, (the “Proxy Statement”).

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

The information required by this Item 11 is incorporated by reference from the information under the captions “Election of Directors” and “Compensation of Executive Officers” in the Proxy Statement.

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

The information required by this Item 14 is incorporated by reference from the information under the caption “Ratification of Auditors” in the Proxy Statement.

PART IV

Item 15.	Financial Statement Schedules, Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

(b) Exhibits:

The following documents are incorporated by reference or included in this report.

Exhibit Number	Exhibit Title

2.1	Asset Purchase Agreement, dated October 31, 2005, by and between registrant and Shellcase Ltd., an Israeli company (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on November 1, 2005, and incorporated herein by reference)

3.1*	Restated Certificate of Incorporation

3.2*	Restated Bylaws

4.1*	Specimen Common Stock Certificate

4.2*	Registration Rights Agreement, dated as of January 31, 2003, by and among registrant and the stockholders party thereto

4.3*	Warrant to purchase 6,666 shares of Series E 10% Cumulative Convertible Preferred Stock, issued on December 15, 1999 to Transamerica Business Credit Corp.

4.4*	Form of warrants to purchase an aggregate of 251,987 shares of Common Stock, issued on February 4, 2000 and July 1, 2000.

10.1*	Form of Indemnification Agreement between registrant and each of its directors and executive officers

10.2*	1991 Stock Option Plan

10.3*	Amended and Restated 1996 Stock Plan

10.4*	1999 Stock Plan

10.5††	Second Amended and Restated 2003 Equity Incentive Plan

10.6*	2003 Employee Stock Purchase Plan

10.7†*	TCC Master License Agreement, dated as of July 7, 1994, by and between Tessera, Inc. and Hitachi, Ltd.

Exhibit Number	Exhibit Title

10.8†*	Addendum to TCC Master License Agreement, dated as of January 31, 1997, by and between Tessera, Inc. and Hitachi, Ltd.

10.9†*	Letter Amendment to TCC Master License Agreement, dated as of September 23, 2002, by and between Tessera, Inc. and Hitachi, Ltd.

10.10*	Letter Amendment to TCC Master License Agreement, dated as of February 18, 2003, by and between Tessera, Inc. and Hitachi, Ltd.

10.11†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation

10.12*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation

10.13†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.14†*	TCC License Agreement, dated as of May 17, 1997, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.15†*	First Addendum to Limited TCC License Agreement, dated as of November 4, 1998, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.16*	Second Addendum to TCC License Agreement, dated as of June 1, 2001, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.17†*	TCC Patent License Agreement, dated as of January 22, 2003, by and between Tessera, Inc. and Seiko Epson Corporation

10.18†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.19†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

10.20†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments Incorporated

10.21**	Lease, dated as of April 1, 1995, by and between Tessera, Inc. and PNB Investors

10.22*	Agreement to Exercise Option to Renew, dated as of April 1, 2000, by and between Tessera, Inc. and PNB Investors

10.23+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Bruce M. McWilliams

10.24+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Nicholas J. Colella

10.25+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Michael A. Forman

10.26+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Christopher M. Pickett

10.27+*	Employment Offer Letter, dated as of July 30, 2003, by and between registrant and R. Douglas Norby

10.28+*	Employment Offer Letter, dated as of February 13, 2002, by and between Tessera, Inc. and Kirk E. Flatow

Exhibit Number	Exhibit Title

10.29†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

10.30	First Amendment to Lease, dated as of May 28, 2004, by and between Tessera, Inc. and The Horton 1992 Living Trust Dated November 20, 1992 (filed as Exhibit 10.30 to registrant’s Annual Report on Form 10-K, filed on March 16, 2005, and incorporated herein by reference).

10.31+	Restricted Stock Award Agreement, dated as of December 13, 2004, by and between registrant and Robert Boehlke (filed as Exhibit 4.1 to registrant’s Current Report on Form 8-K, filed on December 16, 2004, and incorporated herein by reference)

10.32+	Employment Offer Letter, dated as of December 20, 2004, by and between registrant and Al Joseph (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on December 23, 2004, and incorporated herein by reference)

10.33+	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2005 and incorporated herein by reference)

10.34	Restated TCC License Agreement, dated as of January 1, 2005, by and between registrant and Samsung Electronics Co., Ltd. (filed as Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2005 and incorporated herein by reference)

10.35+	Agreement, dated April 4, 2005, by and between registrant and D. James Guzy (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on April 5, 2005, and incorporated herein by reference)

10.36+	Employment Letter, dated January 25, 2005, by and between registrant and C. Liam Goudge (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on April 11, 2005, and incorporated herein by reference)

10.37+	Letter Agreement, dated February 1, 2006, by and between registrant and Michael Forman (filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K, filed on February 1, 2006, and incorporated herein by reference)

10.38+	Employment Letter, dated February 2, 2006, by and between registrant and Michael Bereziuk (filed as Exhibit 10.1 to registrant’s Current Report on form 8-K, filed on March 3, 2006, and incorporated herein by reference)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

†	Confidential treatment has been granted as to certain portions of this agreement.

+	Indicates a management contract or compensatory plan or arrangement.

††	Filed as Appendix B to Tessera’s definitive proxy statement on Schedule 14A filed on April 15, 2004, and incorporated herein by reference.

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

**	Filed as Exhibit 10.24 to Tessera, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-45190), filed on September 5, 2000, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006

TESSERA TECHNOLOGIES, INC.

By:	/S/ BRUCE M. MCWILLIAMS
Bruce M. McWilliams President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE M. MCWILLIAMS Bruce M. McWilliams	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/S/ MICHAEL A. FORMAN Michael A. Forman	Vice President, Finance and Administration and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/S/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	March 15, 2006

/S/ BORJE EKHOLM Borje Ekholm	Director	March 15, 2006

/S/ JOHN B. GOODRICH John B. Goodrich	Director	March 15, 2006

/S/ DAVID NAGEL David Nagel	Director	March 15, 2006

/S/ AL S. JOSEPH Al S. Joseph	Director	March 15, 2006

/S/ HENRY R. NOTHHAFT Henry R. Nothhaft	Director	March 15, 2006

/S/ ROBERT A. YOUNG Robert A. Young	Director	March 15, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Tessera Technologies, Inc:

We have completed integrated audits of Tessera Technologies Inc’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Tessera Technologies Inc.’s 2005, 2004 and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tessera Technologies, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Jose, California

March 16, 2006

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share Amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$127,594	$108,339
Accounts receivable	4,602	3,263
Short term deferred tax assets	1,190	15,632
Other current assets	1,039	843

Total current assets	134,425	128,077
Property and equipment, net	8,751	2,484
Intangible assets, net	12,757	—
Goodwill	24,154	—
Long term deferred tax assets	9,982	9,036
Other assets	58	85

Total assets	$190,127	$139,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,043	$984
Accrued liabilities	6,802	3,615
Deferred revenue	324	107

Total current liabilities	10,169	4,706

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.001 par value; 150,072,101 and 150,021,000 shares authorized; 45,125,098 and 42,145,269 shares issued and outstanding	45	42
Additional paid-in capital	182,720	167,359
Deferred stock-based compensation	(2,245)	(414)
Accumulated deficit	(562)	(32,011)

Total stockholders’ equity	179,958	134,976

Total liabilities and stockholders’ equity	$190,127	$139,682

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Royalty and license fees	$56,930	$39,624	$25,393
Past production payments	21,269	19,998	3,169
Service revenues	16,501	13,114	8,759

Total revenues	94,700	72,736	37,321

Operating expenses:
Cost of revenues (1)	13,313	9,613	6,734
Research, development and other related costs (1)	7,013	7,107	7,661
Selling, general and administrative (1)	27,557	20,144	11,030
Stock-based compensation	1,244	231	1,110

Total operating expenses	49,127	37,095	26,535

Operating income	45,573	35,641	10,786
Other income, net	3,555	828	195

Income before taxes	49,128	36,469	10,981
Provision (benefit) for income taxes	17,679	(22,594)	1,626

Net income	31,449	59,063	9,355
Cumulative preferred stock dividends in arrears	—	—	(6,187)

Net income attributable to common stockholders	$31,449	$59,063	$3,168

Basic and diluted net income per share:
Net income per share; basic	$0.71	$1.47	$0.28

Net income per share; diluted	$0.66	$1.27	$0.22

Weighted average number of shares used in per share calculations; basic	44,003	40,077	11,141

Weighted average number of shares used in per share calculations; diluted	47,733	46,622	41,653

(1) Operating expense line item detail excludes stock-based compensation, as follows:
Cost of revenues	—	—	1
Research, development and other related costs	440	56	397
Selling, general and administrative	804	175	712

Total	$1,244	$231	$1,110

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Amount
Balance at December 31, 2002	6,962	$7	$26,561	$(620)	$(100,429)	$(11)	$(74,492)	$6,526

Issuance of common stock in connection with exercise of stock options and warrants	677	1	1,068	—	—	—	1,069
Issuance of common stock in connection with the initial public offering	3,059	3	34,587	—	—	—	34,590
Issuance of common stock	1	0	—	—	—	—	0
Repurchase of common stock	(135)	—	(269)	—	—	—	(269)
Repurchase of convertible preferred stock	—	—	896	—	—	—	896
Conversion of preferred stock into common stock in connection with the initial public offering	27,911	27	121,229	—	—	—	121,256
Issuance of preferred stock dividend	—	—	(27,600)	—	—	—	(27,600)
Deferred stock-based compensation	—	—	90	(90)	—	—	—
Amortization of deferred stock-based
compensation, net of reversal	—	—	—	557	—	—	557
Issuance of stock options to consultants in
exchange for services	—	—	553	—	—	—	553
Tax benefits in connection with stock options	—	—	63	—	—	—	63
Unrealized loss on available for sale
securities	—	—	—	—	—	11	11	11
Net income	—	—	—	—	9,355	—	9,355	9,355

Balance at December 31, 2003	38,475	$38	$157,178	$(153)	$(91,074)	$—	$65,989	$9,366

Issuance of common stock in connection with exercise of stock options and warrants	3,631	4	9,259	—	—	—	9,263
Issuance of common stock in connection with employee common stock purchase plan	29	—	430	—	—	—	430
Issuance of restricted stock	10	—	381	(381)	—	—	—
Amortization of deferred stock-based
compensation, net of reversal	—	—	—	120	—	—	120
Issuance of stock options to consultants in
exchange for services	—	—	111	—	—	—	111
Net income	—	—	—	—	59,063	—	59,063	59,063

Balance at December 31, 2004	42,145	$42	$167,359	$(414)	$(32,011)	$—	$134,976	$59,063

Issuance of common stock in connection with exercise of stock options and warrants	2,821	3	11,178	—	—	—	11,181
Issuance of common stock in connection with employee common stock purchase plan	72	—	1,108	—	—	—	1,108
Issuance of restricted stock	87	—	3,020	(3,020)	—	—	—
Issuance of stock options to consultants in exchange for services	—	—	55	—	—	—	55
Amortization of deferred stock-based
compensation, net of reversal	—	—	—	1,189	—	—	1,189
Net income	—	—	—	—	31,449	—	31,449	31,449

Balance at December 31, 2005	45,125	$45	$182,720	$(2,245)	$(562)	$—	$179,958	$31,449

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$31,449	$59,063	$9,355
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,652	962	895
Loss (gain) on disposal of fixed assets	(4)	72	37
Stock-based compensation, net	1,244	231	1,110
Deferred tax assets	13,496	(24,668)	—
Tax benefits from stock options	—	—	63
Unrealized gain and foreign translation	—	—	11
Changes in operating assets and liabilities:
Accounts receivable	(1,339)	(723)	(657)
Other assets	(169)	509	(540)
Accounts payable	2,059	108	226
Accrued liabilities	3,187	601	1,002
Deferred revenue	217	(95)	202

Net cash provided by operating activities	51,792	36,060	11,704

Cash flows from investing activities:
Purchases of property and equipment	(4,100)	(1,800)	(1,489)
Proceeds from sale of fixed assets	4	7	52
Acquisitions	(40,730)	—	—
Sales of short-term investments, net	—	—	18,829

Net cash used in investing activities	(44,826)	(1,793)	17,392

Cash flows from financing activities:
Proceeds from initial public offering, net	—	—	34,590
Proceeds from exercise of stock options and warrants, net	11,181	9,262	1,069
Proceeds from employee stock purchase program	1,108	431	—
Repurchase of common stock	—	—	(269)
Repurchase of preferred stock	—	—	(1,448)

Net cash provided by financing activities	12,289	9,693	33,942

Net increase in cash and cash equivalents	19,255	43,960	63,038
Cash and cash equivalents at beginning of period	108,339	64,379	1,341

Cash and cash equivalents at end of period	$127,594	$108,339	$64,379

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$3,020	$—	$90

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”), is a provider of miniaturization technologies for the electronics industry. The Company enables improvements in miniaturization and performance by applying its expertise in the electrical, thermal and mechanical properties of materials and interconnect. The Company develops and licenses technologies to the electronics industry. The Company’s intellectual property includes more than 363 issued U.S. patents and 70 issued foreign patents, covering a broad range of advanced semiconductor packaging and interconnect solutions. The Company licenses its technology to its customers, enabling them to produce semiconductor chips that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants, video game consoles and mobile phones.

The consolidated financial statements include the accounts of Tessera Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a 4-week, 4-week, 5-week reporting period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult, and subjective assumptions include the recognition and measurement of current and deferred income tax assets and liabilities, and the assessment of recoverability of long-lived assets. Actual results experienced by the company may differ from management’s estimates.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less from the date of purchase are classified as cash and cash equivalents.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

The Company’s accounts receivable are concentrated with four customers at December 31, 2005, representing 31%, 25%, 15% and 15% of aggregate gross receivables, and two customers at December 31, 2004, representing 41% and 16% of aggregate gross receivables.

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

When property and equipment is sold or disposed, the cost of the asset and the related accumulated depreciation or amortization is removed from the accounts and the resulting gain or loss on disposal is included in other income and expense.

Impairment of long-lived assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company recognizes impairment if the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include operating losses, significant negative industry trends, significant underutilization of the assets and significant changes in how it uses the assets or its plans for its use. No impairment losses were incurred in the periods presented.

Identified intangible assets and goodwill

Identified intangible assets consist of acquired patents, existing technology and trade name that are amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 13 years.

The Company evaluates the recoverability of goodwill recorded in connection with acquisitions, annually at the beginning of its third quarter, or more frequently whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit with allocated goodwill to its net book value. The Company uses management estimates of

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses. Discounted Cash Flow and Market Multiple methodologies are used to obtain the fair value for each reporting unit. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. No goodwill impairment was recorded for the periods presented.

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

Royalty and license fees

Royalty and license fees revenues include revenues from license fees and from royalty payments. Licensees typically pay a non-refundable license fee. Revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price the Company charges for similar engineering services when they are sold separately. These revenues are reported as service revenues. Semiconductor manufacturers and assemblers pay on-going royalties on their production or shipment of semiconductors incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes of semiconductors produced or shipped using the Company’s technology or a percent of the net sales price. Licensees generally report production or shipment information 30 to 60 days after the end of the quarter in which such activity takes place. As there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. In some cases, licensees pre-pay a portion of future royalty obligations. These amounts are deferred and recognized as future royalty obligations are reported by the licensee.

Past production payments

Past production payments revenues are royalty payments received through license negotiations or the resolution of patent disputes. Such negotiations arise when it comes to the Company’s attention that a third party is infringing on patents or a current licensee is not paying to the Company royalties that it is entitled to. Past production payments revenues represent the portion of royalty payments received through such license negotiations or resolution of patent disputes that relates to previous periods and are based on historical production or shipment volumes.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Claims made for amounts in excess of the agreed contract price are recognized only if it is probable that the claim will result in additional revenues and the amount of additional revenues can be reliably estimated.

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues from continuing operations for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Customer
Texas Instruments, Inc	17%	20%	28%
Samsung Electronics Co., Ltd.	20%	*	*
Intel Corporation	*	18%	*
*	Less than 10%

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, the Company’s technology license agreements typically provide for indemnification of customers for intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws, and applicable Delaware law. As of December 31, 2005, no such claims have been filed against the Company, and no liability has been accrued.

Research, development and other related costs

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent prosecution, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred. Research and development costs, excluding costs related to patent prosecution for 2005, 2004 and 2003 were $5,256,000, $5,567,000 and $6,654,000, respectively.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Advertising

Advertising costs are expensesd as incurred and the amounts are not significant for any of the periods presented.

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the income tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of assets are recovered, hence giving rise to a deferred tax liability or asset, respectively. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

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

Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award, consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinion No. 15 and 25.”

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value method as prescribed by SFAS No. 123. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model (in thousands except per share data):

	Years Ended December 31,
	2005	2004	2003
Net income—as reported	$31,449	$59,063	$3,168
Plus: Stock-based employee compensation expense determined under APB Opinion No. 25, included in reported net income, net of tax	21	58	557
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(15,048)	(8,826)	(1,283)

	16,422	50,295	2,442
Effect of dilutive securities:
Plus: Cumulative preferred stock dividends in arrears	—	—	6,187

Net income attributable to common stockholders—as adjusted	$16,422	$50,295	$8,629

Basic net income per share:
As reported	$0.71	$1.47	$0.28

As adjusted	$0.37	$1.26	$0.22

Diluted net income per share:
As reported	$0.66	$1.27	$0.22

As adjusted	$0.34	$1.08	$0.21

The weighted-average fair value, as defined by SFAS No. 123, of options granted for the years ended December 31, 2005, 2004 and 2003 were $17.52, $11.57 and $0.60, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. Also, prior to its initial public offering (“IPO”), the Company has used the minimum value method as prescribed by SFAS No. 123. The Company included an expected volatility factor in the Black-Scholes model only after the IPO. The following weighted average assumptions are used to estimate the fair value of stock option grants in 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
Expected life (years)	4.0	5.0	5.0
Risk-free interest rate	3.9%	3.4%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	64.3%	69.0%	85.6%

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s Employee Stock Purchase Plan (“ESPP”) during the year ended December 31, 2005 and 2004 was $6.46 and $8.94, respectively. The following weighted average assumptions are used in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	Years Ended December 31,
	2005	2004	2003
Expected life (years)	2.0	2.0	—
Risk-free interest rate	3.9%	3.4%	—
Dividend yield	0.0%	0.0%	—
Expected volatility	38.3%	57.7%	—

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments. Comprehensive income (loss) is disclosed in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Net income (loss) per share

The Company reports both basic net income (loss) attributable to common stockholders per common share, which is based upon the weighted average number of common shares outstanding, excluding returnable shares, and diluted net income (loss) attributable to common stockholders per common share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net income from continuing operations	$31,449	$59,063	$9,355
Less: Cumulative preferred stock dividends in arrears	—	—	(6,187)

Net income (loss) attributable to common stockholders	31,449	59,063	3,168
Effect of dilutive securities
Add: Cumulative preferred stock dividends in arrears	—	—	6,187

Net income (loss) attributable to common stockholders with assumed conversions	$31,449	$59,063	$9,355

Denominator:
Weighted average common shares outstanding	44,020	40,090	11,151
Less: Unvested common shares subject to repurchase	(17)	(13)	(10)

Total shares; basic	44,003	40,077	11,141
Effect of dilutive securities
Add: Convertible preferred stock	—	—	24,241
Stock options and warrants	3,713	6,532	6,261
Unvested common shares subject to repurchase	17	13	10

Total shares; diluted	47,733	46,622	41,653

Net income (loss) per common share; basic	$0.71	$1.47	$0.28

Net income (loss) per common share; diluted	$0.66	$1.27	$0.22

For the years ended December 31, 2005, 2004 and 2003, a total of 570,068, 11,266 and 188,605 common stock options, respectively, were excluded from the computation of diluted net income per share as they had an antidilutive effect.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” In March 2005, the Securities and Exchange Commission (“SEC”) released SAB No. 107, Application of SFAS No. 123R. This release summarizes the SEC staff position regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R will be effective in fiscal periods beginning June 15, 2005. In the first quarter of 2006, the Company will apply modified prospective application method and adopt SFAS No. 123R.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB No. 20 and SFAS No. 3”, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also makes a distinction between the “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consists of the following (in thousands):

	December 31,
	2005	2004
Trade	$1,629	$1,681
Other	2,973	1,582

	$4,602	$3,263

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Furniture and equipment	$17,434	$10,125
Leasehold improvements	1,886	1,616

	19,320	11,741
Less: Accumulated depreciation and amortization	(10,569)	(9,257)

	$8,751	$2,484

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003, amounted to $1,416,000, $962,000 and $895,000, respectively.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Employee compensation and benefits	$2,723	$2,519
Legal Fees	2,946	487
Professional services	571	193
Other	562	416

	$6,802	$3,615

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 4 – ACQUISITIONS

The Company adopted SFAS No. 141, “Business Combinations,” and the acquisitions have been accounted for using the purchase method of accounting and, accordingly, the resulting operations have been included in the Company’s consolidated financial statements as of the date of each acquisition.

In May 2005, the Company entered into a number of new agreements with North Corporation (“North”), which included the acquisition of 100% ownership of all United States patents and applications filed by North, joint ownership of patents and applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North, for $6,073,000. The Company has recorded these patents and license rights as intangible assets, and is amortizing them over their respective estimated useful lives, currently estimated at 15 years.

On December 21, 2005, Tessera completed its purchase of certain intellectual property and related assets (the “Business”) of Shellcase, Ltd. (“Shellcase”), an Israeli company. Shellcase was engaged in developing, manufacturing and marketing advanced packaging technologies for microelectronic integrated circuits.

The preliminary estimated purchase price of the acquisition is estimated to be approximately $34,657,000, which has been determined as follows (in thousands):

Cash	$33,590
Estimated transaction costs	1,067

Total estimated purchase price	$34,657

The preliminary estimated purchase price has been allocated as follows (in thousands):

Allocation:
Property and equipment	$3,583

Identified intangible assets:
Existing technology	6,700
Trade name	220
Goodwill	24,154

Total preliminary purchase price	$34,657

A preliminary estimate of $6,920,000 has been allocated to amortizable intangible assets consisting of existing patented technology and trade names with estimated useful lives of ten years. A preliminary estimate of $24,154,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determined that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The results of operations of the Business have been included in the Company’s consolidated statement of operations since the completion of the acquisition on December 21, 2005. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the Business occurred at the beginning of the period’s presented (in thousands, except for per share amounts):

	Year Ended December 31,
	2005	2004
Pro forma adjusted net revenues	$96,221	$75,360
Pro forma adjusted net income	$28,037	$54,900
Pro forma adjusted basic net income per share	$0.64	$1.37
Pro forma adjusted diluted net income per share	$0.59	$1.18

The allocation of goodwill to segments and the changes to the carrying value from January 1, 2005 through December 31, 2005 is reflected below (in thousands):

Intellectual Property Segment
January 1, 2005	$—
Additions	24,154

December 31, 2005	$24,154

Identified intangible assets consists of the following (in thousands):

	Average Life	December 31,
		2005			2004
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	15 years	$6,073	$(236)	$5,837	$—	$—	$—
Existing technology	10 years	6,700	—	6,700	—	—	—
Trade name	10 years	220	—	220	—	—	—

		$12,993	$(236)	$12,757	$—	$—	$—

Amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $236,000, $0 and $0, respectively.

As of December 31, 2005, the estimated future amortization expense of purchased intangible assets is as follows (in thousands):

2006	$1,097
2007	1,097
2008	1,097
2009	1,097
2010	1,097
Thereafter	7,272

$12,757

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5 – STOCKHOLDERS’ EQUITY

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

Holders of each series of preferred stock were entitled to dividends beginning December 28, 1999 at a rate of 10% per annum of such stock compounded on an annual basis. At December 31, 2002 and June 30, 2003, the cumulative preferred stock dividends in arrears were $35,052,000 and $41,239,000, respectively. In August 2003, the Company’s stockholders approved an amendment and restatement of the Company’s Restated Certificate of Incorporation. Under the Restated Certificate of Incorporation, a stock dividend in the form of 2,759,983 shares of new Series F preferred stock was declared and issued in satisfaction of the dividends cumulated through June 30, 2003, and no dividends would be cumulated after June 30, 2003. Each share of the new Series F preferred stock was valued at $10.00, the deemed fair value of one share of common stock. In addition, all 575,434 outstanding shares of Series E-1 preferred stock were reclassified and converted into 690,527 shares of Series E preferred stock.

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

In August 2003, the Company’s stockholders approved an amendment and restatement of the Company’s Restated Certificate of Incorporation. Under the Restated Certificate of Incorporation, the Company authorizes 10,000,000 shares of $0.001 par value preferred stock. There were no shares of preferred stock issued as of December 31, 2005.

Common stock

The Company completed its IPO of common stock in November 2003. In the IPO, the Company sold an aggregate of 3,000,000 shares of common stock. The underwriters of the Company’s IPO exercised their over-allotment option and purchased an additional 58,573 shares of common stock from the Company. Net proceeds from the IPO and the exercise of the underwriter’s over-allotment option aggregated approximately $34,590,000.

As part of the Company’s reorganization in January 2003, the Company repurchased 134,666 shares of common stock for a total of $269,000 from several stockholders’ that exercised their dissenters’ rights. The shares were repurchased at a price of $2.01 per share, and were cancelled by the company after the repurchase.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Preferred and common stock warrants

On May 5, 1999, the Company issued a warrant to purchase 21,588 shares of Series C Preferred Stock at an exercise price of $7.50 per share, in connection with an existing lease arrangement. The warrant expired the earlier of 2009 or 5 years following a qualified public offering. The fair value of this warrant was determined to be $63,000 based on the Black-Scholes option-pricing model. This amount has be included as part of other expenses. Upon completion of the initial public offering on November 13, 2003, this warrant has converted into common stock warrant. During the secondary public offering (“Secondary Offering”) in 2004, 21,290 shares were exercised.

On February 4, 2000, in connection with the issuance of Series E preferred stock, the Company issued a warrant to a financial advisor to purchase 235,321 shares of common stock at an exercise price of $7.50 per share. The warrant expired the earlier of 2005 or 24 months following a qualified public offering. The warrant includes rights and provisions similar to those granted to the holders of Series E preferred stock. The Company determined the fair value of the warrant to be $876,000, based on the Black-Scholes option-pricing model and the amount has been recognized immediately as stock issuance costs. Upon completion of the IPO on November 13, 2003, this warrant has converted into common stock warrant. In 2004, the warrant was transferred to various individuals, and as of December 31, 2005, 233,400 shares were exercised and 1,921 shares were expired unexercised.

On February 17, 2000, the Company issued a warrant, in connection with an existing lease arrangement, to purchase 6,666 shares of Series E Preferred Stock at an exercise price of $7.50 per share. The fair value of this warrant was determined to be $50,000 based on the Black-Scholes option-pricing model. This amount has been included as part of other expenses. Upon completion of the IPO on November 13, 2003, this warrant has converted into a warrant to purchase shares of common stock. This warrant exercised in 2005.

On July 1, 2000, the Company issued a warrant to purchase 16,666 shares of the Company’s common stock at an exercise price of $9.00 per share in connection with the issuance of Series E-1 preferred stock. The warrant expired the earlier of 2005 or 24 months following a qualified public offering. The warrant include rights and provisions similar to those granted to the holders of Series E preferred stock. The Company determined the fair value of the warrant to be $133,000 using the Black-Scholes option-pricing model and the amount has been recognized immediately as stock issuance costs. In 2004, the warrant was transferred to various individuals, and as of December 31, 2005, these warrants were exercised.

At December 31, 2005, the Company has reserved 298 shares of common stock for the exercise of warrants.

Tax benefits from stock options

During the year ended December 31, 2005, 2004, and 2003 various employees exercised their fully-vested non-qualified stock options. The tax benefits from such employee stock option transactions reduced the Company’s income taxes currently payable for federal and state purposes. These benefits totaled $0, $0 and $63,000 and were reflected as a credit to Stockholders’ Equity.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Option Plans

The 1991 Plan

In November 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”). Under the 1991 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In the case of incentive stock options, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. All options granted to date under the 1991 Plan have been granted at an exercise price equal to the fair value of the Company’s common stock on the date of grant. Options granted under the 1991 Plan generally have a term of ten years from the date of grant and vest over a four year period. After December 1996, no further options were granted from this plan, nor does the Company have any intention of issuing additional grants under this plan. As of December 31, 2005, there were no shares reserved for grant under this plan.

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

The 1996 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under the 1996 Plan generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options would have vested. After February 1999, no further options were granted from this plan, nor does the Company have any intention of issuing additional grants under this plan. As of December 31, 2005, there were no shares reserved for grant under this plan.

The 1999 Plan

In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”), which was approved by the stockholders in May 1999. The terms of the 1999 Plan are similar to the terms of the 1996 Plan. After December 2002, no further options were granted under this plan, nor does the Company have any intention of issuing additional grants under this plan. As of December 31, 2005, there were no shares reserved for grant under this plan.

The 2003 Plan

In February 2003, the board of directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of December 31, 2005, there were 710,109 shares reserved for grant under this plan.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the activity is presented below (number of shares in thousands):

	Shares Available	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	1,189	8,204	$2.45
Additional shares authorized	2,100	—	—
Options granted	(1,437)	1,437	4.81
Options exercised	—	(613)	1.74
Option canceled	608	(641)	3.42

Balance at December 31, 2003	2,460	8,387	2.83

Additional shares authorized	1,000	—	—
Restricted stocks granted	(10)	—	—
Options granted	(1,855)	1,855	19.40
Options exercised	—	(3,474)	2.58
Option canceled	150	(150)	7.30

Balance at December 31, 2004	1,745	6,618	7.50

Restricted stocks granted	(87)	—	—
Options granted	(1,112)	1,112	33.71
Options exercised	—	(2,786)	4.01
Option canceled	164	(164)	19.59

Balance at December 31, 2005	710	4,780	$15.22

At December 31, 2005, only the cancellations under the 1999 Plan are recorded as available for grant. Based on a board of directors decision, cancellations under the 1991 and 1996 Plans are not considered available for grant.

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2005 (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of exercise prices:	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.53-$2.63	1,015	4.89	$2.14	1,015	$2.14
$3.25-$6.00	959	6.63	3.56	600	3.63
$6.12-$17.75	1,062	8.20	14.99	257	12.16
$17.84-$32.70	872	8.77	22.90	312	22.13
$34.52-$40.19	872	9.34	35.88	97	35.48

$0.53-$40.19	4,780	7.49	$15.22	2,281	$7.82

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock-based compensation

The stock-based compensation expense related to stock options and restricted stocks granted to employees is detailed as follows (in thousands):

	December 31,
	2005	2004	2003
Cost of revenues	$—	$—	$1
Research, development and other related costs	440	56	397
Selling, general and administrative	804	175	712

Total	$1,244	$231	$1,110

The Company recognized $3,020,000, $0 and $90,000 in unearned compensation during the years ended December 31, 2005, 2004 and 2003, respectively, representing the difference between the fair value of common stock at the date of grant and the exercise price of such options.

Stock-based compensation expense related to stock options granted to non-employees is recognized as services are rendered. At each reporting date, the Company revalues the stock-based compensation expense related to unvested non-employee options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate with changes in the fair market value of the Company’s common stock. In connection with the grant of stock options to consultants, the Company recognized stock-based compensation expense of $25,000, $173,000 and $553,000 during the years ended 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

In August 2003, the Company adopted the its 2003 ESPP and the Company’s stockholders approved the ESPP in September 2003. The ESPP is designed to allow eligible employees and the eligible employees of participating subsidiaries to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

The Company initially reserved 200,000 shares of our common stock for issuance under the ESPP. The reserve will automatically increase on the first day of each fiscal year during the term of the ESPP by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the board of directors.

The ESPP will have a series of consecutive, overlapping 24-month offering periods. The first offering period commenced February 1, 2004, the effective date of the ESPP, as determined by the board of directors.

Individuals who own less than 5% of the Company’s voting stock and are scheduled to work more than 20 hours per week and whose customary employment is for more than five months in any calendar year may join an offering period on the first day of the offering period or the beginning of any semi-annual purchase period within that period. Individuals who become eligible employees after the start date of an offering period may join the ESPP at the beginning of any subsequent semi-annual purchase period.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

An eligible employee’s right to buy the Company’s common stock under the ESPP may not accrue at a rate in excess of $25,000 of the fair market value of such shares per calendar year for each calendar year of an offering period.

If the fair market value per share of the Company’s common stock on any purchase date is less than the fair market value per share on the start date of the two-year offering period, then that offering period will automatically terminate and a new 24-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.

In the event of a proposed sale of all or substantially all of the Company’s assets, or merger with or into another company, the outstanding rights under the ESPP will be assumed or an equivalent right substituted by the successor company or its parent or subsidiary. If the successor company or its parent refuses to assume the outstanding rights or substitute an equivalent right, then all outstanding purchase rights will automatically be exercised prior to the effective date of the transaction. The purchase price will be equal to 85% of the market value per share on the participant’s entry date into the offering period in which an acquisition occurs or, if lower, 85% of the fair market value per share on the date the purchase rights are exercised.

The ESPP will terminate no later than the tenth anniversary of the ESPP’s initial adoption by the board of directors.

For the years ended December 31, 2005 and 2004, an aggregate of 72,327 and 29,109 common shares, respectively, were purchased pursuant to the ESPP.

At December 31, 2005, there were 298,564 shares available for future issuance under the ESPP plan.

NOTE 6 – BENEFIT PLAN

In November 1995, the Company established a 401(k) Plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contribution under the 401(k) plan. During the years ended December 31, 2005, 2004 and 2003, the Company contributed approximately $100,000, $0 and $0, respectively. Related to the 401(k) plan, the Company recognized expenses of approximately $135,000, $35,000 and $29,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 7 – INCOME TAXES

The provision for (benefit from) taxes on earnings was as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Federal:
Current	$—	$343	$213
Deferred	11,694	(19,119)	—

	11,694	(18,776)	213
State:
Current	—	—	—
Deferred	1,802	(5,549)	—

	1,802	(5,549)	—
Foreign withholding taxes	4,116	1,731	1,413

Total provision for (benefit from) income taxes	$17,612	$(22,594)	$1,626

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 31, 2004, the Company had deferred tax assets of $42,872,000 which had a tax valuation allowance of $18,204,000. During 2005, the deferred tax assets increased by approximately $15,911,000 to $58,783,000. The net deferred tax asset of $11,172,000 has been realized as a result of historic and current income, and prospects of future book income. The remaining deferred tax asset of $47,611,000 relates to deferred tax assets from federal and state net operating losses and certain tax credits resulting from stock option deductions. Due to the uncertainty regarding the realization of these tax assets, the valuation allowance associated with these deferred tax assets is $47,611,000. When recognized, the tax benefit will be accounted for as a credit to additional paid in capital.

The provision for foreign taxes for the years ended December 31, 2005, 2004 and 2003 relate to foreign withholding taxes paid on royalty revenues earned in foreign jurisdictions. Also for the year ended December 31, 2005, the Company paid $67,000 of franchise taxes.

Deferred tax assets are related to the following (in thousands):

	December 31,
	2005	2004
Net operating loss carryforwards	$46,516	$33,668
Credits	8,286	5,636
Expenses not currently deductible	3,334	2,697
Capitalized research, development and other related costs	647	871

Gross deferred tax assets	58,783	42,872

Valuation allowance	(47,611)	(18,204)

Net deferred tax assets	$11,172	$24,668

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective rate is as follows:

	December 31,
	2005	2004	2003
Tax at federal statutory rate	35.00%	35.00%	34.00%
State, net of federal benefit	5.75%	5.75%	5.13%
Stock-based compensation	0.00%	(18.33)%	0.00%
True-up of prior year taxes and other	0.27%	2.14%	(5.70)%
Foreign withholding tax	8.38%	4.73%	12.84%
Credits	(13.55)%	(4.30)%	(1.36)%
Change in valuation allowance	0.00%	(86.94)%	(30.14)%

Total	35.85%	(61.95)%	14.77%

As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $120 million and state net operating loss carryforwards of approximately $80 million. All of the federal and state net operating loss carryforwards are related to stock option deductions. The principal difference between the federal and state net operating loss carryforwards is attributable to the capitalization of research and development costs for state purposes. These operating loss carryforwards begin to expire on various dates beginning in 2006, and will continue to expire through 2025. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facility and office equipment under operating leases which expire through 2011. Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $368,000, $437,000 and $525,000, respectively. As of December 31, 2005, future minimum lease payments are as follows (in thousands):

2006	$667
2007	687
2008	686
2009	684
2010	684
Thereafter	180

$3,588

Contingencies

Samsung Electronics Co. Ltd. v. Tessera, Inc., Civil Action No. 02-05837 CW (N.D. Cal.)

As described below, during the fiscal year ending December 31, 2004, the Company was involved in a lawsuit with Samsung Electronics Company, Ltd., one of the Company customers, and its U.S. subsidiaries Samsung Electronics America and Samsung Semiconductor, Inc. (collectively “Samsung”).

On December 16, 2002, Samsung initiated a declaratory judgment action against Tessera in the U.S. District Court for the Northern District of California seeking a declaratory judgment, alleging that: (1) it had not breached the license agreement it entered into with Tessera in 1997 allegedly because its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages are not covered by the license agreement and, therefore, it owes us no royalties for such packages; (2) the license agreement remained in effect because it was not in breach for failing to pay royalties for such packages and, therefore, the Company termination of the license agreement was not effective; (3) its MWBGA, TBGA, FBGA, MCP and laminate based wBGA semiconductor chip packages did not infringe our U.S. Patents Nos. 5,852,326, 5,679,977, 6,433,419 and 6,465,893; and (4) these four Tessera patents were invalid and unenforceable.

On February 18, 2003, the Company filed an answer in which the Company denied Samsung’s allegations, including its allegations that any of the Company’s patents were invalid or unenforceable. The Company also filed a counterclaim in which the Company alleged that: (1) Samsung Electronics Company, Ltd. had breached the license agreement by, among other things, failing to pay the Company royalties for the use of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893, 5,950,304 and 6,133,627; (2) the Company’s termination of the 1997 license agreement was effective and the 1997 license agreement was terminated; and (3) Samsung had infringed these six Tessera patents.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Tessera, Inc. v. Micron Technology, Inc. et a, Civil Action No. 02-05cv-94 (E.D. Tex.)

On March 1, 2005, the Company filed a lawsuit against Micron Technology, Inc. and its subsidiary Micron Semiconductor Products, Inc. (collectively “Micron”) and against Infineon Technologies AG, Infineon Technologies Richmond LP and Infineon Technologies North America Corp. (collectively “Infineon”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627 arising from Micron’s and Infineon’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seek other relief, including enjoining Micron and Infineon from continuing to infringe these patents and other relief.

On April 13, 2005, the Company filed an amended complaint against Micron and Infineon alleging their violation of federal antitrust law, Texas antitrust law, and Texas common law based on Micron’s and Infineon’s anticompetitive actions in markets related to synchronous DRAM. These new claims are in addition to the patent infringement claims in our original complaint, and the Company is seeking to recover additional damages for these new claims, including enhanced damages and/or punitive damages, depending upon the nature of the claim. The Company also seeks other relief, including enjoining Micron and Infineon from continuing their anticompetitive actions.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company cannot predict the outcome of this proceeding. Discovery has begun, and trial is currently set for November 13, 2006. An adverse decision in this proceeding could significantly harm our business.

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal),

On October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC (“Spansion”) in the United States District Court for the Northern District of California, alleging infringement of the Company’s U.S. Patents 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

On December 16, 2005, the Company filed a first amended complaint to add Spansion Inc. and Spansion Technology, Inc. to the lawsuit. Spansion Inc. and Spansion Technology, Inc. are two new entities who were created by the initial public offering of Spansion in December, 2005.

On January 31, 2006, the Company filed a second amended complaint to add claims of breach of contract and/or patent infringement against several new defendants, including Advanced Semiconductor Engineering, Inc.s ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc. Siliconware Precision Industries Co. Ltd., Siliconware U.S.A. Inc., STMicroelectronics N.V., STMicroelectronics, Inc., STATS ChipPAC Ltd., STATS ChipPAC, Inc., and STATS ChipPAC (BVI) Ltd.

The Company cannot predict the outcome of this proceeding. Discovery has just begun, and no trial date has yet been set. An adverse decision in this proceeding could significantly harm our business.

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). Effective 2005, the Company organized its business operations into five operating groups, the Advanced Semiconductor Packaging Group, the Emerging Markets and Technologies Group, Tessera Interconnect Materials, Inc., the Wafer Level Technologies Division and the Product Miniaturization Division. These groups are reported into two segments; Intellectual Property, which consists of the Advanced Semiconductor Packaging Group, Emerging Markets and Technologies Group, Tessera Interconnect Materials, Inc. and the Wafer Level Technologies Division are consolidated; and Services, which consists of the Production Miniaturization Division. The segments were determined based upon how the Company’s management views and evaluates its operations. For years prior to 2005, revenues were presented to management in the Intellectual Property and Services categories; however, expenses were not allocated or presented to the Company’s management for these categories. Consequently, it would be impractical to determine an allocation method for prior year expenses, therefore only revenues will be presented for these new segments. In addition to its reportable segments, the Company also has a Corporate Overhead category that is not a reportable segment. This category includes certain operating expenses and credits that are not allocated to our business segments because these operating expenses and credits are not considered in evaluating the operating performance of our business segments.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth our segments revenue, operating expenses and operating income (loss) (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues:
Intellectual Property Segment	$78,199	$59,622	$28,562
Services Segment	16,501	13,114	8,759
Corporate Overhead	—	—	—

Total revenues	94,700	72,736	37,321

Operating expenses:
Intellectual Property Segment	18,706	—	—
Services Segment	14,710	—	—
Corporate Overhead	15,711	—	—

Total operating expenses	49,127	—	—

Operating income (loss)
Intellectual Property Segment	59,493	—	—
Services Segment	1,791	—	—
Corporate Overhead	(15,711)	—	—

Total operating income	$45,573	$—	$—

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Years Ended December 31,
	2005	2004	2003
United States	$40,757	$41,019	$22,744
Taiwan	1,051	1,084	468
Singapore	498	738	—
Korea	24,553	6,534	1,581
Japan	26,951	22,744	11,926
Other	890	617	602

	$94,700	$72,736	$37,321

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

On June 1, 2001, a member of the Company’s Board of Directors was engaged by the Company as a consultant to provide business development and strategic planning advice and assistance relating to government

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

research and development contracts and semiconductor and wireless opportunities. In lieu of receiving any cash compensation for his consulting services, the Director was granted an option to purchase 324,000 shares of the Company’s common stock at an exercise price of $2.10 per share. These options vest over a period of three years. At each reporting date, the Company revalues the stock-based compensation expenses related to the unvested options using the Black-Scholes option-pricing model. At December 31, 2004, the option was fully vested. The Company has recognized $0, $93,000 and $513,000 of compensation expenses related to these options in 2005, 2004 and 2003, respectively.