Form 10-Q
period 2006-03-31
TESSERA TECHNOLOGIES INC
filed 2006-05-12
CIK 1261694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 8, 2006, 46,155,151 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$133,677	$127,594
Accounts receivable	6,566	4,602
Short term deferred tax assets	1,190	1,190
Other current assets	2,514	1,039

Total current assets	143,947	134,425

Property and equipment, net	8,099	8,751
Intangible assets, net	12,483	12,757
Goodwill	24,054	24,154
Long term deferred tax assets	9,982	9,982
Other assets	682	58

Total assets	$199,247	$190,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,275	$3,043
Accrued liabilities	7,378	6,802
Deferred revenue	673	324

Total current liabilities	10,326	10,169

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock: $0.001 par value; 150,000 shares authorized; 45,939 and 45,124 shares issued and outstanding	46	45
Additional paid-in capital	188,066	182,720
Deferred stock-based compensation	—	(2,245)
Retained earnings (accumulated deficit)	809	(562)

Total stockholders’ equity	188,921	179,958

Total liabilities and stockholders’ equity	$199,247	$190,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Royalty and license fees	$19,372	$11,833
Past production payments	223	12,310
Service revenues	4,069	3,756

Total revenues	23,664	27,899

Operating expenses:
Cost of revenues	3,432	2,963
Research, development and other related costs	3,876	1,529
Selling, general and administrative	13,870	5,274

Total operating expenses	21,178	9,766

Operating income	2,486	18,133
Other income, net	1,205	587

Income before taxes	3,691	18,720
Provision for income taxes	2,320	6,777

Net income	$1,371	$11,943

Basic and diluted net income per share:
Net income per share; basic	$0.03	$0.28

Net income per share; diluted	$0.03	$0.25

Weighted average number of shares used in per share calculations; basic	45,432	42,873

Weighted average number of shares used in per share calculations; diluted	47,345	47,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,371	$11,943
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,240	279
Gain on disposal of fixed assets	(8)	—
Stock-based compensation	3,778	134
Changes in operating assets and liabilities:
Accounts receivable	(1,964)	(1,518)
Deferred tax assets	—	5,643
Other assets	(2,099)	(1,273)
Accounts payable	(768)	376
Accrued liabilities	576	(673)
Deferred revenue	349	(52)

Net cash provided by operating activities	2,475	14,859

Cash flows from investing activities:
Purchases of property and equipment	(314)	(1,140)
Proceeds from sale of fixed assets	8	—
Acquisitions	100	—

Net cash used in investing activities	(206)	(1,140)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants, net	3,149	4,493
Proceeds from employee stock purchase program	665	576

Net cash provided by financing activities	3,814	5,069

Net increase in cash and cash equivalents	6,083	18,788
Cash and cash equivalents at beginning of period	127,594	108,339

Cash and cash equivalents at end of period	$133,677	$127,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, referred to as “Tessera” or the “Company”), is a provider of miniaturization technologies for the electronics industry. The Company enables improvements in miniaturization and performance by applying its expertise in the electrical, thermal and mechanical properties of materials and interconnect. The Company develops and licenses technologies to the electronics industry. The Company’s intellectual property includes approximately 440 issued patents, covering a broad range of advanced semiconductor packaging and interconnect solutions. The Company licenses its technology to its customers, enabling them to produce semiconductor chips that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants, video game consoles and mobile phones.

The consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2006 and 2005, and for the three months then ended, have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2005 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, April 2, 2006. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult, and subjective assumptions include the recognition and measurement of current and deferred income tax assets and liabilities, and the assessment of recoverability of long-lived assets. Actual results experienced by the company may differ from management’s estimates.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company invests primarily in money market funds and high quality commercial paper instruments. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral.

The Company’s accounts receivable are concentrated with four customers at March 31, 2006, representing 32%, 17%, 17% and 14% of aggregate gross receivables, and three customers at March 31, 2005, representing 47%, 33% and 12% of aggregate gross receivables.

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

Goodwill and identified intangible assets

Identified intangible assets consist of acquired patents, existing technology and trade names that are amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 15 years.

The Company evaluates the recoverability of goodwill recorded in connection with acquisitions annually at the beginning of its third quarter or more frequently whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit with allocated goodwill to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses. The Company uses discounted cash flow and market multiple methodologies to obtain the fair value for each reporting unit. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. No goodwill impairment was recorded for the periods presented.

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

Past production payments revenues

Past production payments revenues are royalty payments received through license negotiations or the resolution of patent disputes. Such negotiations arise when it comes to the Company’s attention that a third party is infringing on patents or a current licensee is not paying royalties to which the Company it is entitled. Past production payments revenues represent the portion of royalty payments received through such license negotiations or resolution of patent disputes that relates to previous periods and are based on historical production volumes.

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

Service revenues

The Company utilizes the completed-contract and the percentage-of-completion methods of accounting for both commercial and government contracts, dependent upon the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee contracts are recognized upon acceptance by the customer or in accordance to the contract specifications, assuming title and risk of loss has transferred to the customer, prices are fixed and determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

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

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Customer
Texas Instruments, Inc	19%	15%
Samsung Electronics Co. Ltd.	16%	36%
Intel Corporation	11%	*
Fujitsu Limited	*	14%

*	Less than 10%

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, some of the Company’s technology license agreements provide certain types of indemnification for customers regarding intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. As of March 31, 2006, no such claims have been filed against the Company and no liability has been accrued.

Research, development and other related costs

Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent prosecution, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred. Research, development costs and other related costs, excluding costs related to patent prosecution for the three months ended March 31, 2006 and 2005 were $3,668,000 and $1,279,000, respectively.

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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Trade	$976	$1,629
Other	5,590	2,973

	$6,566	$4,602

Property and equipment consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Furniture and equipment	$17,304	$17,434
Leasehold improvements	2,329	1,886

	19,633	19,320
Less: Accumulated depreciation and amortization	(11,534)	(10,569)

	$8,099	$8,751

Accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Employee compensation and benefits	$1,867	$2,723
Legal fees	2,597	2,946
Professional services	544	571
Other	2,370	562

	$7,378	$6,802

NOTE 4 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The allocation of goodwill to segments and the changes to the carrying value for the three months ended March 31, 2006 was reflected below (in thousands):

Intellectual Property Segment
January 1, 2006	$24,154
Goodwill adjustments	(100)

March 31, 2006	$24,054

The goodwill adjustments, as shown above, result from adjusting original estimates to actual costs.

Identified intangible assets consists of the following (in thousands):

	Average Life	March 31, 2006			December 31, 2005
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	15 years	$6,073	$(337)	$5,736	$6,073	$(236)	$5,837
Existing technology	10 years	6,700	(168)	6,532	6,700	—	6,700
Trade name	10 years	220	(5)	215	220	—	220

		$12,993	$(510)	$12,483	$12,993	$(236)	$12,757

Amortization expense for the three months ended March 31, 2006 and 2005 amounted to $274,000 and $0, respectively.

As of March 31, 2006, the estimated future amortization expense of purchased intangible assets is as follows (in thousands):

2006 (remaining 9 months)	$823
2007	1,097
2008	1,097
2009	1,097
2010	1,097
Thereafter	7,272

$12,483

NOTE 5 – NET INCOME PER SHARE

The Company reports both basic net income per share, which is based upon the weighted average number of common shares outstanding excluding returnable shares, and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$1,371	$11,943

Denominator:
Weighted average common shares outstanding	45,529	42,881
Less: Unvested common shares subject to repurchase	(97)	(8)

Total shares; basic	45,432	42,873

Effect of dilutive securities
Stock options and warrants	1,816	4,808
Unvested common shares subject to repurchase	97	8

Total shares; diluted	47,345	47,689

Net income per common share; basic	$0.03	$0.28

Net income per common share; diluted	$0.03	$0.25

For the three months ended March 31, 2006, a total of 1,336,000 common stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect. For the three months ended March 31, 2005, no common stock options were excluded from the computation of diluted net income per share.

NOTE 6 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) under which the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values was required. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statement of Operations.

The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Thus, the Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Historically, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 and only disclosed the impact of SFAS No. 123 within the footnote disclosures of the Company’s financial statements. Thus, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations as permitted under SFAS No. 123.

In conjunction with the adoption of SFAS No. 123(R), the Company prospectively amended its method of attributing the value of stock-based compensation to expense. Historically, the Company utilized the provisions of FIN No. 28 to recognize the expense associated with equity awards. This method allows for accelerated amortization of stock based compensation expense over the vesting period of the award. As permitted by SFAS No. 123(R), the Company elected the straight-line method of expensing all stock based compensation awarded subsequent to the adoption of SFAS No. 123(R). Thus, compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach under FIN No. 28 while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 will be recognized using the straight-line method.

The Company will continue to use the Black-Scholes valuation model to determine the estimated fair value of stock-based awards since this model utilizes the following award attributes to determine the estimated fair value of stock-based awards: fair value at date of grant, exercise price, risk free interest rate, volatility, expected life of the award, forfeiture rate and dividend rate.

The following table depicts the calculations prior to the adoption of the SFAS No. 123(R) (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income - as reported	$11,943
Plus: Stock-based employee compensation expense determined under APB Opinion No. 25, included in reported net income, net of tax	4
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(3,180)

Net income - as adjusted	$8,767

Basic net income per share:
As reported	$0.28
As adjusted	$0.20
Diluted net income per share:
As reported	$0.25
As adjusted	$0.18

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the three months ended March 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows (in thousands, except per shares amounts):

Three Months Ended March 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$3,146
Restricted stock awards	534
Employee stock purchase plan	98

Total stock-based compensation	3,778
Tax effect on stock-based compensation	(799)

Net effect on net income	$2,979

Effect on earnings per share:
Basic	$0.07
Diluted	$0.06

During the three months ended March 31, 2006, the Company granted 251,000 stock options with an estimated total grant-date fair value of $4.24 million before estimated forfeitures. As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $17.3 million after estimated forfeitures and an additional $6.5 million related to restricted stock awards will be recognized over an estimated weighted average amortization period of 4.0 years.

The following assumptions have been used to value the options granted:

	Three Months Ended March 31,
	2006	2005
Expected life (years)	4.0	3.5
Risk-free interest rate	4.6%	4.0%
Dividend yield	0.0%	0.0%
Expected volatility	63.3%	64.9%

The following assumptions have been used to value the ESPP shares:

	Three Months Ended March 31,
	2006	2005
Expected life (years)	2.0	2.0
Risk-free interest rate	4.6%	4.0%
Dividend yield	0.0%	0.0%
Expected volatility	43.2%	46.9%

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock Option Plans

The 1991 Plan

In November 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”). Under the 1991 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. Options granted under the 1991 Plan generally have a term of ten years from the date of grant and vest over a four-year period. After December 1996, no further options were granted from the 1991 Plan.

The 1996 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. Options granted under the 1996 Plan generally have a term of ten years from the date of grant and vest over a four-year period. After February 1999, no further options were granted from the 1996 Plan.

The 1999 Plan

In February 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), which was approved by the stockholders in May 1999. The terms of the 1999 Plan are similar to the terms of the 1996 Plan. After December 2002, no further options were granted under the 1999 Plan.

The 2003 Plan

In February 2003, the Board of Directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of March 31, 2006, there were 437,000 shares reserved for grant under the 2003 Plan.

Options to purchase 251,000 of common stock were granted to employees during the three months ended March 31, 2006 under our 2003 Plan. As of March 31, 2006, options to purchase 4,380,000 shares of common stock were outstanding.

The activities under all of the Company’s stock options plans are summarized below (in thousands, except per share amounts):

	Shares Available	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	2,460	8,387	$2.83

Additional shares authorized	1,000	—	—
Restricted stocks granted	(10)	—	—
Options granted	(1,855)	1,855	19.40
Options exercised	—	(3,474)	2.58
Options canceled	150	(150)	7.30

Balance at December 31, 2004	1,745	6,618	7.50

Restricted stocks granted	(87)	—	—
Options granted	(1,112)	1,112	33.71
Options exercised	—	(2,786)	4.01
Options canceled	164	(164)	19.59

Balance at December 31, 2005	710	4,780	15.22

Additional shares authorized	100	—	—
Restricted stocks granted	(148)	—	—
Options granted	(251)	251	32.44
Options exercised	—	(625)	5.04
Options canceled	26	(26)	17.09

Balance at March 31, 2006	437	4,380	$17.65

The following table summarizes the ranges of outstanding and exercisable options as of March 31, 2006 (in thousands, except years and per share amounts):

	Options Outstanding				Options Vested and Exercisable
Range of exercise prices:	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.53-$2.63	778	4.80	$2.25	$23.00	778	4.80	$2.25	$23.00
$3.25-$9.60	884	6.55	4.15	25.00	557	6.26	3.80	16.00
$17.3-$17.84	830	8.21	17.57	12.00	194	8.10	17.55	3.00
$18.66-$32.93	1,024	8.89	25.71	6.00	259	8.48	23.38	2.00
$34.52-$40.19	864	9.09	35.86	—	192	9.04	36.19	—

$0.53-$40.19	4,380	7.60	$17.65	$66.00	1,980	6.42	$10.24	$44.00

Employee Stock Purchase Plan

In August 2003, the Company adopted the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”), and the Company’s stockholders approved the ESPP in September 2003. The ESPP is designed to allow eligible employees and the eligible employees of participating subsidiaries to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

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

The ESPP will terminate no later than the tenth anniversary of the initial adoption of the ESPP by the board of directors.

As of March 31, 2006, there were 457,000 shares reserved for grant under the ESPP, and an aggregate of 143,000 common shares were purchased.

NOTE 8 – INCOME TAXES

Income tax provision for the three months ended March 31, 2006 was $2.2 million, and was comprised of domestic income tax and foreign withholding tax. For the three months ended March 31, 2005, the income tax provision was $6.8 million. The 2005 income tax provision included the domestic income tax and foreign withholding tax. The decrease in the income tax provision for the three months ended March 31, 2006 is primarily attributable to the decrease in first quarter pre-tax income. Also for the three months ended March 31, 2006, the Company paid $130,000 of franchise taxes.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the APIC Pool), as if the company had adopted SFAS No. 123 in 1995. There are two methods to calculate the company’s hypothetical APIC Pool: (1) the long form method as set forth in paragraph 81 of SFAS No. 123(R), and (2) the short form method as set forth in FASB Staff Position 123R-3.

The Company has elected the long form method under which the Company tracks each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical APIC Pool (net tax benefit situation).

For the quarter ended March 31, 2006, the Company has not recognized a tax benefit to APIC, but will instead make this determination for our fiscal year ending December 31, 2006.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Tessera, Inc. v. Micron Technology, Inc. et a, Civil Action No. 02-05cv-94 (E.D. Tex.)

On March 1, 2005, the Company filed a lawsuit against Micron Technology, Inc. and its subsidiary Micron Semiconductor Products, Inc. (collectively “Micron”) and against Infineon Technologies AG, Infineon Technologies Richmond LP and Infineon Technologies North America Corp. (collectively “Infineon”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627 based on Micron’s and Infineon’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seek other relief, including enjoining Micron and Infineon from continuing to infringe these patents and other relief.

On April 13, 2005, the Company filed an amended complaint against Micron and Infineon alleging violations of federal antitrust law, Texas antitrust law, and Texas common law based on Micron’s and Infineon’s alleged anticompetitive actions in markets related to synchronous DRAM. These new claims are in addition to the patent infringement claims in our original complaint, and the Company is seeking to recover additional damages for these new claims, including enhanced damages and/or punitive damages, depending upon the nature of the claim. The Company also seeks other relief, including enjoining Micron and Infineon from continuing their alleged anticompetitive actions.

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

On March 22, 2006, the Court issued Memorandum and Order construing the claims of Tessera’s patents.

On May 1, 2006, Micron filed a motion for summary judgment seeking to dismiss the remainder of Tessera’s antitrust claims.

The Company cannot predict the outcome of this proceeding. Discovery has started, and trial is currently scheduled for August 14, 2006. An adverse decision in this proceeding could significantly harm our business.

Micron Technology, Inc. et al. v. Tessera, Inc., Civil Action No. 02-05cv-319 (E.D. Tex.)

This case began on July 14, 2005, as described above, as a result of the Court’s denial of Micron’s motion to add patent infringement claims to Case No. 2-05CV-94. Micron’s complaint asserts that the Company has infringed, including by directly infringing, contributorily infringing and/or inducing infringement, the following Micron patents: U.S. Patent Nos. 5,739,585, 6,013,948, 6,268,649, 6,738,263, 5,107,328, 6,265,766, 4,992,849 and Re. 36,325. Micron’s complaint requests, among other things, that the Court enter judgment that the Company has infringed each of the above-identified Micron patents and permanently enjoin the Company (and its employees, agents and others acting in concert or participation) from infringement of those patents, that the Court award Micron damages in compensation for that alleged infringement, that the Court declare this an exceptional case and award Micron its costs, expenses and reasonable attorneys’ fees, and that the Court award Micron any and all other relief to which it may be entitled or which the Court deems just and proper.

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

The defendants in this action have asserted affirmative defenses to our patent infringement claims, and some of them have brought related counterclaims alleging that the asserted Tessera patents are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents. The Company cannot predict the outcome of this proceeding. Discovery has just begun, and trial is currently set for January 28, 2008. An adverse decision in this proceeding could significantly harm our business.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, the Company issued a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. This proceeding has just begun, and the Company cannot predict its outcome. An adverse decision in this proceeding could significantly harm its business.

NOTE 10 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”). In 2006, the Company’s operating segments include Intellectual Property and Services. Intellectual Property segment is primarily composed of Licensing Business and Emerging Markets and Technologies and Services segment is composed of the Product Division. In 2005, the Company organized its business operations into four operating groups, the Advanced Semiconductor Packaging Group, the Emerging Markets and Technologies Group, Tessera Interconnect Materials, Inc. (formerly known as Socketstrate, Inc.) and the Product Miniaturization Division. These groups are reported into two segments, Intellectual Property, which the Advanced Semiconductor Packaging, Emerging Markets and Technologies Groups and Socketstrate, Inc. are consolidated into, and Services consisting of the Product Miniaturization Division. The segments were determined based upon how the chief operating decision maker views and evaluates our operations. In addition to its reportable segments, Corporate Overhead, not a reportable segment, includes certain operating expenses and credits that are not allocated to the operating segments because these operating expenses and credits are not considered in evaluating the operating performance of its business segments.

The following table sets forth our segments revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues:
Intellectual Property Segment	$19,595	$24,143
Services Segment	4,069	3,756
Corporate Overhead	—	—

Total revenues	23,664	27,899

Operating expenses:
Intellectual Property Segment	10,998	2,529
Services Segment	3,792	3,505
Corporate Overhead	6,388	3,732

Total operating expenses	21,178	9,766

Operating income (loss)
Intellectual Property Segment	8,597	21,614
Services Segment	277	251
Corporate Overhead	(6,388)	(3,732)

Total operating income	$2,486	$18,133

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Three Months Ended March 31,
	2006	2005
United States	$10,684	$9,767
Taiwan	1,277	39
Singapore	429	26
Korea	4,557	10,177
Japan	6,402	7,863
Other	315	27

	$23,664	$27,899

NOTE 11 – RELATED PARTY TRANSACTION

In November, 2005, the Company engaged in consulting services with a company which is owned 100% by one of the Company’s employee. For the three months ended March 31, 2006, the Company recognized $500,000 of consulting expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2005, found in our Annual Report on Form 10-K filed on March 16, 2006.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item IA. and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “would,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, (2) our gross profit and factors that affect gross profit, (3) our level of operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers and (7) the commercial success of our products.

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

Overview

Tessera is a provider of miniaturization technologies for the electronics industry. We enable improvements in miniaturization and performance by applying our expertise in the electrical, thermal and mechanical properties of materials and interconnect. We develop and license technologies to the electronics industry. Our intellectual property includes approximately 440 issued patents, covering a broad range of advanced semiconductor packaging and interconnect solutions. We license our technology to our customers, enabling them to produce semiconductor chips that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants, video game consoles and mobile phones. By using our technology, we believe that our customers are also able to reduce the time-to-market and development costs of their semiconductors.

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

We generate revenues from:

•	royalties and license fees, which represents the majority of our revenues and consists of royalties on semiconductors shipped by our licensees that employ our patented technologies; and

•	services, which utilize or further our intellectual property and drive our product introduction process.

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

From time to time, we receive payments through license negotiations or through the resolution of patent disputes. These license negotiations and dispute settlements generally include amounts for royalties related to previous periods based on historical production volumes. These amounts are reported as “past production payments revenues” in the statement of operations. Past production payments revenues will vary significantly on a quarterly basis.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia, and these revenues accounted for 54.0% and 65.0% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three months ended March 31, 2006, Intel Corporation, Samsung Electronics Co., Ltd. and Texas Instruments, Inc. each accounted for over 10% of revenue. For the three months ended March 31, 2005, Fujitsu Limited, Samsung Electronics Co., Ltd. and Texas Instruments, Inc. each accounted for over 10% of total revenues.

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

Effective as of the beginning of 2006 we organized our business units into three operating divisions: the Licensing Business, the Product Division and Emerging Markets and Technologies. These divisions are reported into two segments; Intellectual Property, which consists primarily of Licensing Business and Emerging Markets and Technologies and Services, which consists primarily of the Product Division. The Product Division incorporates operational functions that are reported in both our Intellectual Property and Services segments. The segments were determined based upon how our management views and evaluates our operations. Segment information in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 of the Notes to Condensed Consolidated Financial Statements included in this report are presented in accordance with the SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In addition to our reportable segments, we also have a Corporate Overhead category that is not a reportable segment. This category includes certain operating expenses and credits that are not allocated to our business segments because these operating expenses and credits are not considered in evaluating the operating performance of our business segments.

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

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, materials, supplies and equipment depreciation. Our research and development is conducted primarily in-house and targets CSP, multi-chip and WLP technology. All research, development and other related costs are expensed as incurred. We believe that a significant level of research, development and other related costs will be required for us to remain competitive in the future. We have increased research and development personnel to 92 at March 31, 2006 from 58 at March 31, 2005, and expect to continue to increase research and development personnel in the future.

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for: general management, information technology, finance and accounting personnel; litigation expenses and related fees; facilities costs; and professional services. Our general and administrative expenses are not allocated to other expense line items. We anticipate that our selling, general and administrative expenses will increase as a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, related regulations and ongoing revisions to disclosure and governance practices. Excluding litigation expenses, we expect that as a percentage of revenues, these expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing legal actions, as described below in Part II, Item 1 – Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

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

On January 1, 2006, we adopted SFAS No. 123(R) under which the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under our 2003 ESPP based on estimated fair values was required. SFAS No. 123(R) supersedes our previous accounting under APB No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statement of Operations.

We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Thus, we have adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Historically, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 and only disclosed the impact of SFAS No. 123 within the footnote disclosures of our financial statements. Thus, no stock-based compensation expense had been recognized in our Condensed Consolidated Statement of Operations as permitted under SFAS No. 123.

In conjunction with the adoption of SFAS No. 123(R), we prospectively amended our method of attributing the value of stock-based compensation to expense. Historically, we utilized the provisions of FIN No. 28 to recognize the expense associated with equity awards. This method allows for accelerated amortization of stock based compensation expense over the vesting period of the award. As permitted by SFAS No. 123(R), we have elected the straight-line method of expensing all stock based compensation awarded subsequent to the adoption of SFAS No. 123(R). Thus, compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach under FIN No. 28 while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 will be recognized using the straight-line method.

We will continue to use the Black-Scholes valuation model to determine the estimated fair value of stock-based awards since this model utilizes the following award attributes to determine the estimated fair value of stock-based awards: fair value at date of grant, exercise price, risk free interest rate, volatility, expected life of the award, forfeiture rate and dividend rate.

The risk-free interest rate assumption is based upon observed interest rates from the U.S. Government Securities—Treasury Constant Maturities for the term of our employee stock options which is an average of four years. We currently do not pay out any dividends; therefore the dividend yield assumption is not applicable.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected life of the stock option cannot be less than the vesting period.

SFAS No. 123(R) guidelines also require that estimated forfeitures be excluded from the actual stock compensation expense. In consideration of that, we have estimated the forfeiture rate using historical turnover data as well as pre-vesting cancellations spread over the vesting periods related to an expected term of four years.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the APIC Pool), as if the company had adopted SFAS No. 123 in 1995. There are two methods to calculate the company’s hypothetical APIC Pool: (1) the long form method as set forth in paragraph 81 of SFAS No. 123(R), and (2) the short form method as set forth in FASB Staff Position 123R-3.

We have elected the long form method under which we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical APIC Pool (net tax benefit situation).

Management believes there have been no other significant changes in our critical accounting policies and estimates for the three months ended March 31, 2006 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2005. For a discussion of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended March 31,
	2006	2005
Revenues:
Royalty and license fees	81.9%	42.4%
Past production payments	0.9	44.1
Service revenues	17.2	13.5

Total revenues	100.0	100.0

Operating expenses:
Cost of revenues	14.5	10.6
Research, development and other related costs	16.4	5.5
Selling, general and administrative	58.6	18.9

Total operating expenses	89.5	35.0

Operating income	10.5	65.0
Other income, net	5.1	2.1

Income before taxes	15.6	67.1
Income tax provision	9.8	24.3

Net income	5.8%	42.8%

Three Months Ended March 31, 2006 and 2005

Revenues

Revenues for the three months ended March 31, 2006 were $23.7 million compared with $27.9 million for the three months ended March 31, 2005, a decrease of $4.2 million, or 15.1%. The overall decrease in the three months ended March 31, 2006 is primarily due to the decrease in other intellectual property revenues of $12.1 million, related to resolution of negotiations completed with two customers in the three months ended March 31, 2005.

Cost and expenses

Cost of Revenues

Cost of revenues primarily relates to service revenue as the cost of revenues associated with intellectual property revenues is de minimis. For the quarters ended March 31, 2006 and 2005, cost of revenues represented, 84.4% and 78.9%, respectively, of service revenues for each associated year. Cost of revenues as a percentage of total revenues varies based on the service revenues component of total revenues.

Cost of revenues for the three months ended March 31, 2006 increased by $469,000 or 15.8% to $3.4 million as compared to $3.0 million for the three months ended March 31, 2005. The majority of the increase was attributable to the allocation of more personnel to service-related projects and an increase in the number of these projects. Increased materials costs related to service-related projects also accounted for part of the increase in cost of revenues. For the three months ended March 31, 2006, materials and subcontractor costs totaled $580,000 as compared to $466,000 for the three months ended March 31, 2005, an increase of $114,000 or 24.4%.

Research, Development and Other Related Costs

Research, development and other related costs for the three months ended March 31, 2006 increased by $2.3 million or 153.3% to $3.9 million as compared to $1.5 million for the three months ended March 31, 2005. The increase is primarily due to stock-based compensation of $985,000 and $1.3 million in costs for our research and development center in Jerusalem.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, therefore we expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative or SG&A expenses for the three months ended March 31, 2006 were $13.9 million as compared to $5.3 million for the three months ended March 31, 2005, an increase of $8.6 million, or 162.3%. The increase is primarily attributable to litigation expense of $4.4 million, and increase in stock-based compensation of $2.8 million and our 2006 internal reorganization of personnel and departments that better aligns our resources to accommodate the needs of our business. In this effort we have also increased our SG&A headcount by nineteen in the following areas: business development, finance and legal. The related compensation expense is included in SG&A expenses. For the three months ended March 31, 2006 and 2005 litigation expenses were $4.9 million and $502,000, respectively. The increase in litigation for the first quarter of 2006 versus the first quarter of 2005 is due to our ongoing legal actions, described in Part II, Item 1 – Legal Proceedings below.

Excluding litigation expenses, we expect that as a percentage of revenues, our SG&A expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation with, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation

On January 1, 2006, we adopted SFAS No. 123(R) under which the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under our 2003 ESPP based on estimated fair values was required. SFAS No. 123(R) supersedes our previous accounting under APB No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statement of Operations.

We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Thus, we have adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Historically, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 and only disclosed the impact of SFAS No. 123 within the footnote disclosures of our financial statements. Thus, no stock-based compensation expense had been recognized in our Condensed Consolidated Statement of Operations as permitted under SFAS No. 123.

Stock-based compensation for the three months ended March 31, 2006 was $3.8 million, of which $3.1 million related to employee stock options, $534,000 related to issuances of shares of restricted stock and $98,000 related to employee stock purchases through our 2003 ESPP. For the three months ended March 31, 2005 stock-based compensation was $134,000 and was primarily due to issuances of shares of restricted stock in the quarter ended March 31, 2005.

Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2006 was $1.2 million as compared to $587,000 for the three months ended March 31, 2006. The increase is directly related to income earned on higher cash balances as a result of positive cash flow generated from operations. Our cash balance at March 31, 2006 was $133.7 million as compared to $127.1 million at March 31, 2005.

Provision for Income Taxes

Income tax provision for the three months ended March 31, 2006 was $2.2 million, and was comprised of domestic income tax and foreign withholding tax. For the three months ended March 31, 2005, the income tax provision was $6.8 million. The 2005 income tax provision included domestic income tax and foreign withholding tax. The decrease in the income tax provision for the three months ended March 31, 2006 is primarily attributable to the decrease in first quarter pre-tax income. Also, for the three months ended March 31, 2006, the Company paid $130,000 of franchise taxes.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” SFAS No. 123 (R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123 (R) (termed the APIC Pool), as if the company had adopted SFAS No. 123 in 1995. There are two methods to calculate the company’s hypothetical APIC Pool: (1) the long form method as set forth in paragraph 81 of SFAS No. 123(R), and (2) the short form method as set forth in FASB Staff Position 123R-3.

We have elected the long form method under which we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical APIC pool (net tax benefit situation).

For the quarter ended March 31, 2006 we have not recognized a tax benefit to APIC, but will instead make this determination for our fiscal year ending December 31, 2006.

Segment Operating Results

Our two segments are: Intellectual Property and Services.

Intellectual Property segment is primarily composed of the following:

Licensing Business is focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and imaging. Key functions of this group include licensing, intellectual property management and marketing.

Emerging Markets and Technologies is focused on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies; research and development of new technologies for high growth markets and applications such as; packaging, imaging, interconnect and materials. This division also focuses on long-term growth opportunities through new partnerships, ventures and acquisitions of complementary technology.

Our Services segment is composed of our Product Division, which performs key research and development and drives our production development services revenues. This segment also addresses the challenges of electronic products miniaturization from a system perspective and through the dense interconnection of components through the extensive use of three-dimensional packaging technologies. Along with providing a vehicle for transitioning our research efforts into fully developed technologies both internally and externally with partners that can be licensed.

The Product Division incorporates operational functions that are reported in both the Intellectual Property and Services segments.

The following table sets forth our segments revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues:
Intellectual Property Segment	$19,595	$24,143
Services Segment	4,069	3,756
Corporate Overhead	—	—

Total revenues	23,664	27,899

Operating expenses:
Intellectual Property Segment	10,998	2,529
Services Segment	3,792	3,505
Corporate Overhead	6,388	3,732

Total operating expenses	21,178	9,766

Operating income (loss)
Intellectual Property Segment	8,597	21,614
Services Segment	277	251
Corporate Overhead	(6,388)	(3,732)

Total operating income	$2,486	$18,133

The revenues and operating income (loss) amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the U.S. applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three months ended March 31, 2006 and 2005, corporate overhead expenses were $6.4 million and $3.7 million, respectively. The increase of $2.7 million is primarily attributable to stock-based compensation of $1.8 million, an increase in headcount of 12 and the related compensation expense.

Intellectual Property Segment

Intellectual property revenues for the three months ended March 31, 2006 were $19.6 million as compared to $24.1 million for the three months ended March 31, 2005, for a decrease of $4.5 million or 18.7%. The decrease of $4.5 million consists of an increase in royalty and license fees revenue of $7.5 million offset by a decrease of $12.0 million in past production payments revenue. For the three months ended March 31, 2006, the increase of $7.5 million was attributable to royalty and license fees revenue of $7.0 million from existing customers and $542,000 from new customers. The decrease of $12.1 million in past production payments revenue was primarily due to negotiated resolutions with one customer totaling $223,000 in the three months ended March 31, 2006 as compared to resolution of negotiations with two customers, totaling $12.3 million in the quarter ended March 31, 2005.

Operating expenses for the three months ended March 31, 2006 were $11.0 million. These expenses consisted of cost of revenues of $19,000, research, development and other related costs of $3.8 million and SG&A costs of $7.2 million. Included in the research, development and other related costs were $1.3 million in costs related to our research and development center in Jerusalem and $893,000 of stock-based compensation. SG&A costs included $861,000 in stock-based compensation and $4.9 million in litigation. We expect that litigation costs will become a material portion of the Intellectual Property segment’s SG&A in future periods, and may increase significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights. Operating expenses for the three months ended March 31, 2005 were $2.5 million. These expenses consisted of cost of revenues of $23,000, research, development and other related costs of $1.3 million and SG&A costs of $1.2 million. Included in the SG&A expenses are litigation costs of $502,000.

Operating income for the three months ended March 31, 2006 and 2005 was $8.6 million and $21.6 million, respectively, a decrease of $13.0 million or 60.2%. This decrease is primarily attributable to the decrease in revenues of $4.5 million and increases in research, development and other related costs of $2.5 million and SG&A costs of $6.0 million.

Services Segment

Service revenues for the three months ended March 31, 2006 was $4.1 million as compared to $3.8 million for the three months ended March 31, 2005, an increase of $300,000 or 7.9%. Of the $4.1 million in the quarter ended March 31, 2006, service revenues from government contracts made up $3.7 million. In the quarter ended March 31, 2005, service revenues from government contracts made up $3.7 million.

Operating expenses for the three months ended March 31, 2006 were $3.8 million, consisting of $3.4 million in cost of revenues, $115,000 in research, development and other related costs and $264,000 in SG&A costs. For the three months ended March 31, 2005 operating expenses were of $3.5 million and consisted of $2.9 million in cost of revenues, $232,000 in research, development and other related costs and $330,000 in SG&A costs.

Operating income for the three months ended March 31, 2006 was $277,000 as compared to $251,000 for the three months ended March 31, 2005, a slight increase of $26,000.

Liquidity and Capital Resources

Cash and cash equivalents were $133.7 million at March 31, 2006, an increase of $6.1 million from $127.6 million at December 31, 2005. The increase was primarily the result of $2.5 million in cash provided by operating activities and $3.8 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $206,000 net cash used in investing activities.

Net cash provided by operating activities for the three months ended March 31, 2006 of $2.5 million was attributable to net income of $1.4 million, adjusted for non-cash items of depreciation and stock-based compensation of $1.2 million and $3.8 million, respectively, and an increase in accrued expenses and deferred revenue of $576,000 and $349,000, respectively. The increase was partially offset by an increase in accounts receivable and prepaid and other assets of $2.0 million and $2.1 million, respectively and a decrease in accounts payable of $768,000. The increase in depreciation is primarily due to the amortization of certain intangible assets purchased in the prior year from North Corporation and Shellcase, Ltd. The increase of $3.8 million in stock-based compensation is attributable to the adoption of SFAS No. 123(R) on January 1, 2006. The increase in accounts receivable of $2.0 million is primarily attributable to the timing or receipt from customers and amounts earned under our license agreements. The increase in prepaid and other assets of $2.1 million is primarily due to the timing of cash disbursements related to insurance and services.

Net cash provided by operating activities for the three months ended March 31, 2005 of $14.9 million was attributable to net income of $11.9 million, adjusted for non-cash items of depreciation and amortization of deferred stock-based compensation of $413,000, a decrease in prepaid expenses and other assets of $4.4 million and an increase in accounts payable of $376,000. The increase was partially offset by an increase in accounts receivable of $1.5 million and a decrease in accrued liabilities and deferred revenue of $673,000 and $52,000, respectively. The $4.4 million decrease in prepaid and other assets is primarily due to the recording of domestic income tax of $5.6 million against our deferred tax asset, partially offset by prepaid foreign income taxes of $591,000 and prepaid expenses of $659,000. Increase in accounts payable is attributable to increased purchases of materials and supplies to accommodate our increase in service-related projects. The increase in accounts receivable of $1.5 million is primarily attributable to the timing or receipt from customers and amounts earned under our license agreements. The decrease in accrued liabilities is primarily due to payment of prior year litigation related expenses in the quarter ended March 31, 2005.

Net cash used in investing activities in the three months ended March 31, 2006 and March 31, 2005 of $206,000 and $1.1 million, respectively, was primarily attributable to the purchase of property and equipment.

Net cash provided by financing activities in the three months ended March 31, 2006 and March 31, 2005 of $3.8 million and $5.0 million, respectively, was attributable to net proceeds from the issuance of common stock under our stock option and employee stock purchase plans.

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

Contractual Cash Obligations

As of March 31, 2006, the following sets forth our minimum commitments under operating leases, most of which result from a facilities lease:

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating Lease Obligations	$3,439	$519	$2,056	$864	$—

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

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Tessera maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Tessera’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Tessera’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the information relating to Tessera, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission or SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Tessera’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Tessera’s internal controls over financial reporting during the Tessera’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tessera’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Tessera, Inc. v. Micron Technology, Inc. et a, Civil Action No. 02-05cv-94 (E.D. Tex.)

On March 1, 2005, we filed a lawsuit against Micron Technology, Inc. and its subsidiary Micron Semiconductor Products, Inc. (which we refer to collectively as Micron) and against Infineon Technologies AG, Infineon Technologies Richmond LP and Infineon Technologies North America Corp. (which we refer to collectively as Infineon) in the U.S. District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627 based on Micron’s and Infineon’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining Micron and Infineon from continuing to infringe these patents and other relief.

On April 13, 2005, we filed an amended complaint against Micron and Infineon alleging violations of federal antitrust law, Texas antitrust law and Texas common law based on Micron’s and Infineon’s alleged anticompetitive actions in markets related to synchronous DRAM. These new claims are in addition to the patent infringement claims in our original complaint, and we are seeking to recover additional damages for these new claims, including enhanced damages and/or punitive damages, depending upon the nature of the claim. We also seek other relief, including enjoining Micron and Infineon from continuing their alleged anticompetitive actions.

On May 11, 2005, Micron and Infineon filed a motion to dismiss Tessera’s antitrust claims. On July 13, 2005, the Court granted in part and denied in part the motion to dismiss, allowing Tessera to go forward with its antitrust claims with respect to at least one of the markets affected by Micron’s and Infineon’s alleged anti-competitive conduct.

On July 14, 2005, the Court denied Micron’s motion to bring a patent infringement counterclaim against Tessera, but allowed Micron to proceed with a separate patent infringement lawsuit in the Eastern District of Texas, which has been assigned Civil Action No. 2-05cv-319 and is discussed in more detail below.

On June 28, 2005, Micron and Infineon filed their answers to our amended complaint. Those answers deny most of the averments in our amended complaint, and also assert numerous affirmative defenses.

On March 22, 2006, the Court issued a Memorandum and Order construing the claims of Tessera’s patents.

On May 1, 2006, Micron filed a motion for summary judgment seeking to dismiss the remainder of Tessera’s antitrust claims.

We cannot predict the outcome of this proceeding. Discovery has started, and trial is currently scheduled for August 14, 2006. An adverse decision in this proceeding could significantly harm our business.

Micron Technology, Inc. et al. v. Tessera, Inc., Civil Action No. 02-05cv-319 (E.D. Tex.)

This case began on July 14, 2005, as described above, as a result of the Court’s denial of Micron’s motion to add patent infringement claims to Case No. 2-05CV-94. Micron’s complaint asserts that Tessera has infringed, including by directly infringing, contributorily infringing and/or inducing infringement, the following Micron patents: U.S. Patent Nos. 5,739,585, 6,013,948, 6,268,649, 6,738,263, 5,107,328, 6,265,766, 4,992,849 and Re. 36,325. Micron’s complaint requests, among other things, that the Court enter judgment that we have infringed each of the above-identified Micron patents and permanently enjoin Tessera (and its employees, agents and others acting in concert or participation) from infringing those patents, that the Court award Micron damages in compensation for that alleged infringement, that the Court declare this an exceptional case and award Micron its costs, expenses and reasonable attorneys’ fees, and that the Court award Micron any and all other relief to which it may be entitled or which the Court deems just and proper.

We cannot predict the outcome of this proceeding. Discovery has begun, and trial is currently set for November 13, 2006. An adverse decision in this proceeding could significantly harm our business.

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal),

On October 7, 2005, we filed a complaint for patent infringement against Advanced Micro Devices, Inc., or AMD, and Spansion LLC, or Spansion, in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patents 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

On December 16, 2005, we filed a first amended complaint to add Spansion Inc. and Spansion Technology, Inc. to the lawsuit. Spansion Inc. and Spansion Technology, Inc. are two new entities who were created by the initial public offering of Spansion in December 2005.

On January 31, 2006, we filed a second amended complaint to add claims of breach of contract and/or patent infringement against several new defendants, including Advanced Semiconductor Engineering, Inc. ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V., STMicroelectronics, Inc., STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI).

The defendants in this action have asserted affirmative defenses to our patent infringement claims, and some of them have brought related counterclaims alleging that the asserted Tessera patents are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents. We cannot predict the outcome of this proceeding. Discovery has just begun, and trial is currently set for January 28, 2008. An adverse decision in this proceeding could significantly harm our business.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, we issued a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. This proceeding has just begun, and we cannot predict its outcome. An adverse decision in this proceeding could significantly harm our business.

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

On March 1, 2005, we filed a lawsuit against Micron Technology, Inc. and its subsidiary Micron Semiconductor Products, Inc. (which we refer to collectively as Micron) and against Infineon Technologies AG, Infineon Technologies Richmond LP and Infineon Technologies North America Corp. (which we refer to collectively as Infineon) in the U.S. District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627 based on Micron’s and Infineon’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining Micron and Infineon from continuing to infringe these patents and other relief. On April 13, 2005, we filed an amended complaint against Micron and Infineon alleging violations of federal antitrust law, Texas antitrust law and Texas common law based on Micron’s and Infineon’s alleged anticompetitive actions in markets related to synchronous DRAM. These new claims are in addition to the patent infringement claims in our original complaint, and we are seeking to recover additional damages for these new claims, including enhanced damages and/or punitive damages, depending upon the nature of the claim. We also seek other relief, including enjoining Micron and Infineon from continuing their alleged anticompetitive actions. On May 11, 2005, Micron and Infineon filed a motion to dismiss Tessera’s antitrust claims. On July 13, 2005, the Court granted in part and denied in part the motion to dismiss, allowing Tessera to go forward with its antitrust claims with respect to at least one of the markets affected by Micron’s and Infineon’s alleged anti-competitive conduct. On June 28, 2005, Micron and Infineon filed their answers to our amended complaint. Those answers deny most of the averments in our amended complaint, and also assert numerous affirmative defenses. On March 22, 2006, the Court issued a Memorandum and Order construing the claims of Tessera’s patents. On May 1, 2006, Micron filed a motion for summary judgment seeking to dismiss the remainder of Tessera’s antitrust claims. We cannot predict the outcome of this proceeding. Discovery has started, and trial is currently scheduled for August 14, 2006. An adverse decision in this proceeding could significantly harm our business.

On July 14, 2005, as a result of the action described above, Micron filed a complaint asserting that Tessera has infringed, including by directly infringing, contributorily infringing and/or inducing infringement, the following Micron patents: U.S. Patent Nos. 5,739,585, 6,013,948, 6,268,649, 6,738,263, 5,107,328, 6,265,766, 4,992,849 and Re. 36,325. Micron’s complaint requests, among other things, that the Court enter judgment that we have infringed each of the above-identified Micron patents and permanently enjoin Tessera (and its employees, agents and others acting in concert or participation) from infringing those patents, that the Court award Micron damages in compensation for that alleged infringement, that the Court declare this an exceptional case and award Micron its costs, expenses and reasonable attorneys’ fees, and that the Court award Micron any and all other relief to which it may be entitled or which the Court deems just and proper. We cannot predict the outcome of this proceeding. Discovery has begun, and trial is currently set for November 13, 2006. An adverse decision in this proceeding could significantly harm our business.

On October 7, 2005, we filed a complaint for patent infringement against Advanced Micro Devices, Inc., or AMD, and Spansion LLC, or Spansion, in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patents 5,679,977, 5,852,326, 6,433,419 and 6,465,893 based on AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We have amended our complaint to add as defendants Spansion Inc., Spansion Technology, Inc., Advanced Semiconductor Engineering, Inc. ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V., STMicroelectronics, Inc., STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to our patent infringement claims, and some of them have brought related counterclaims alleging that the asserted Tessera patents are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents. This proceeding has just begun, and we cannot predict the outcome of this proceeding. Discovery has just begun, and trial is currently scheduled for January 28, 2008. An adverse decision in this proceeding could significantly harm our business.

On March 2, 2006, we issued a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. This proceeding has just begun, and we cannot predict its outcome. An adverse decision in this proceeding could significantly harm our business.

We have become and may in the future be involved in litigation with our licensees, potential licensees or strategic partners, which could harm our business.

Our current lawsuit with Infineon and Micron (potential licensees), as described above in Part II, Item 1— Legal Proceedings, is an example. Any such dispute could cause the licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the company on both business and technical levels. Any litigation stemming from such a dispute could be very expensive and may cause us to cease being profitable. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation.

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

In the past we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We currently are involved in litigation regarding our intellectual property rights, as described below in Part II, Item 1 – Legal Proceedings, and we expect to be involved in similar litigation in the future. Litigation is inherently uncertain and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our business. Whether or not determined in our favor or settled by us, litigation is costly and diverts our managerial, technical, legal and financial resources from our business operations.

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

We receive a significant amount of our revenues from a limited number of customers. For the three months ended March 31, 2006, revenues from Intel Corporation accounted for 11% of total revenues, Samsung Electronics Co., Ltd. accounted for 16% of total revenues and Texas Instruments, Inc. accounted for 19% of total revenues. For the three months ended March 31, 2005, revenues from Fujitsu Limited accounted for 14% of total revenues, Samsung Electronics Co., Ltd. accounted for 36% of total revenues and Texas Instruments, Inc. accounted for 15% of total revenues.

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

For example, on January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) under which the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under our 2003 Employee Stock Purchase Plan based on estimated fair values was required. SFAS No. 123(R) supersedes our previous accounting under APB No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations.

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

We employ intensive marketing and sales efforts to educate materials suppliers, equipment vendors, licensees, potential licensees and original equipment manufacturers about the benefits of our technologies. In addition, even if these companies adopt our technologies, they must devote significant resources to integrate fully our technologies into their operations. If our marketing and sales efforts are unsuccessful, then we will not be able to achieve widespread acceptance of our packaging technology. In addition ongoing litigation can impact our ability to gain new licensees.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia, and these revenues accounted for 54.0% and 65.0% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. International operations are subject to a number of risks, including the following:

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

We have historically used stock options and other forms of share-based compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. In accordance with Financial Accounting Standards Board Statement 123R, “Share-Based Payment,” we began recording charges to earnings for share-based payments on January 1, 2006. As a result, we have incurred increased compensation costs associated with our share-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payments to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, have created uncertainty for companies. These laws, regulations and standards are often subject to varying interpretations. As a result, their application in practice may evolve as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result of our efforts to comply with evolving laws, regulations and standards, we have increased and will likely continue to increase general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1*	Restated Certificate of Incorporation

3.2*	Restated Bylaws

10.1	Letter Agreement between Tessera Technologies, Inc. and Michael Forman (filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K, filed on February 1, 2006, and incorporated herein by reference)

10.2	Employment Letter dated February 2, 2006 (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on March 3, 2006, and incorporated herein by reference)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2006

Tessera Technologies, Inc.

By:	/s/ Michael A. Forman
Michael A. Forman
Acting Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1*	Restated Certificate of Incorporation

3.2*	Restated Bylaws

10.1	Letter Agreement between Tessera Technologies, Inc. and Michael Forman (filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K, filed on February 1, 2006, and incorporated herein by reference)

10.2	Employment Letter dated February 2, 2006 (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on March 3, 2006, and incorporated herein by reference)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.