Form 10-Q
period 2006-06-30
TESSERA TECHNOLOGIES INC
filed 2006-08-11
CIK 1261694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006 46,540,603 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share amounts)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$146,503	$127,594
Accounts receivable	4,407	4,602
Short term deferred tax assets	1,190	1,190
Other current assets	3,209	1,039

Total current assets	155,309	134,425

Property and equipment, net	7,781	8,751
Intangible assets, net	12,209	12,757
Goodwill	24,196	24,154
Long term deferred tax assets	9,982	9,982
Other assets	532	58

Total assets	$210,009	$190,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,015	$3,043
Accrued legal fees	10,283	2,946
Accrued liabilities	4,558	3,856
Deferred revenue	663	324

Total current liabilities	17,519	10,169

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock: $0.001 par value; 150,000 shares authorized; 46,324 and 45,124 shares issued and outstanding	46	45
Additional paid-in capital	192,847	182,720
Deferred stock-based compensation	—	(2,245)
Accumulated deficit	(403)	(562)

Total stockholders’ equity	192,490	179,958

Total liabilities and stockholders’ equity	$210,009	$190,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Royalty and license fees	$19,529	$13,292	$38,901	$25,125
Past production payments	1,410	5,359	1,633	17,669
Service revenues	3,320	3,810	7,389	7,566

Total revenues	24,259	22,461	47,923	50,360

Operating expenses:
Cost of revenues	3,990	3,287	7,422	6,250
Research, development and other related costs	3,396	1,622	7,272	3,151
Selling, general and administrative	20,105	6,360	33,975	11,634

Total operating expenses	27,491	11,269	48,669	21,035

Operating income (loss)	(3,232)	11,192	(746)	29,325
Other income, net	1,519	773	2,724	1,360

Income (loss) before taxes	(1,713)	11,965	1,978	30,685
Provision (benefit) for income taxes	(501)	4,240	1,819	11,017

Net income (loss)	$(1,212)	$7,725	$159	$19,668

Basic and diluted net income per share:
Net income (loss) per share; basic	$(0.03)	$0.18	$—	$0.45

Net income (loss) per share; diluted	$(0.03)	$0.16	$—	$0.41

Weighted average number of shares used in per share calculations; basic	45,905	43,873	45,684	43,361

Weighted average number of shares used in per share calculations; diluted	45,905	47,494	47,918	47,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$159	$19,668
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	2,456	609
Gain on disposal of fixed assets	(8)	—
Stock-based compensation	7,109	315
Gross tax windfall from stock-based compensation	(173)	—
Changes in operating assets and liabilities:
Accounts receivable	195	(88)
Other assets	(2,644)	8,001
Accounts payable	(1,028)	814
Accrued legal fees	7,337	1,053
Accrued liabilities	702	(374)
Deferred revenue	339	(3)

Net cash provided by operating activities	14,444	29,995

Cash flows from investing activities:
Purchases of property and equipment	(938)	(2,148)
Proceeds from sale of fixed assets	8	—
Acquisitions	(42)	(5,934)

Net cash used in investing activities	(972)	(8,082)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	173	—
Proceeds from exercise of stock options and warrants, net	4,600	7,218
Proceeds from employee stock purchase program	664	576

Net cash provided by financing activities	5,437	7,794

Net increase in cash and cash equivalents	18,909	29,707
Cash and cash equivalents at beginning of period	127,594	108,339

Cash and cash equivalents at end of period	$146,503	$138,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, referred to as “Tessera” or the “Company”), is a provider of miniaturization technologies for the electronics industry. The Company enables improvements in miniaturization and performance by applying its expertise in the electrical, thermal, mechanical and optical properties of materials and interconnect. The Company develops and licenses technologies to the electronics industry. The Company’s intellectual property portfolio includes approximately 564 issued patents covering a broad range of advanced semiconductor packaging, interconnect and micro-optics solutions. The Company licenses its technology to its customers, enabling them to produce semiconductor chips that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants, video game consoles and mobile phones.

The consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2006 and 2005, and for the three and six months then ended, have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2005 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, July 2, 2006. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month, June 30, 2006.

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

The Company’s accounts receivable are concentrated with three customers at June 30, 2006, representing 45%, 20% and 20% of aggregate gross receivables, and two customers at June 30, 2005, representing 44% and 31% of aggregate gross receivables.

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

The Company evaluates the recoverability of goodwill recorded in connection with acquisitions annually at the beginning of its third quarter or more frequently, whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit with allocated goodwill to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses. The Company uses discounted cash flow and market multiple methodologies to obtain the fair value for each reporting unit. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. No goodwill impairment was recorded for the periods presented.

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

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Customer
Texas Instruments, Inc	16%	16%	17%	16%
Samsung Electronics	19%	11%	17%	25%
Intel Corporation	10%	11%	10%	*
Hynix Semiconductor	*	22%	*	10%
Fujitsu Limited	*	*	*	10%

*	Less than 10%

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, some of the Company’s technology license agreements provide certain types of indemnification for customers regarding intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. As of June 30, 2006, no such claims have been filed against the Company and no liability has been accrued.

Research, development and other related costs

Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent prosecution, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred. Research, development and other related costs, excluding costs related to patent prosecution for the three and six months ended June 30, 2006 and 2005 were $2,975,000, $6,463,000, $955,000 and $2,274,000, respectively.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109.” This Interpretation contains a two-step process to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is evaluating the tax position for recognition by determining whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax benefit at the largest amount has a greater than 50% likelihood of being realized upon ultimate settlement. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the adoption of this statement.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Trade	$855	$1,629
Other	3,552	2,973

	$4,407	$4,602

Other current assets (in thousands):

	June 30, 2006	December 31, 2005
Prepaid taxes	$1,843	$61
Other	1,366	978

	$3,209	$1,039

Property and equipment consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Furniture and equipment	$17,904	$17,434
Leasehold improvements	2,354	1,886

	20,258	19,320
Less: Accumulated depreciation and amortization	(12,477)	(10,569)

	$7,781	$8,751

Accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Employee compensation and benefits	$1,983	$2,723
Professional services	262	571
Other	2,313	562

	$4,558	$3,856

NOTE 5 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The allocation of goodwill to segments and the changes to the carrying value for the six months ended June 30, 2006 was reflected below (in thousands):

Intellectual Property Segment
January 1, 2006	$24,154
Goodwill adjustments	42

June 30, 2006	$24,196

The goodwill adjustments, as shown above, result from adjusting original estimates to actual costs.

Identified intangible assets consists of the following (in thousands):

		June 30, 2006			December 31, 2005
	Average Life	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	15 years	$6,073	$(438)	$5,635	$6,073	$(236)	$5,837
Existing technology	10 years	6,700	(336)	6,364	6,700	—	6,700
Trade name	10 years	220	(10)	210	220	—	220

		$12,993	$(784)	$12,209	$12,993	$(236)	$12,757

Amortization expense for the three and six months ended June 30, 2006 and 2005 amounted to $274,000, $548,000, $33,000 and $33,000, respectively.

As of June 30, 2006, the estimated future amortization expense of purchased intangible assets is as follows (in thousands):

2006 (remaining 6 months)	$549
2007	1,097
2008	1,097
2009	1,097
2010	1,097
Thereafter	7,272

$12,209

NOTE 6 – NET INCOME PER SHARE

The Company reports both basic net income per share, which is based upon the weighted average number of common shares outstanding excluding returnable shares, and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$(1,212)	$7,725	$159	$19,668
Denominator:
Weighted average common shares outstanding	46,227	43,896	46,006	43,379
Less: Unvested common shares subject to repurchase	(321)	(23)	(321)	(18)

Total shares; basic	45,906	43,873	45,685	43,361

Effect of dilutive securities
Stock options and warrants	—	3,589	1,912	4,248
Unvested common shares subject to repurchase	—	32	321	25

Total shares; diluted	45,906	47,494	47,918	47,634

Net income per common share; basic	$(0.03)	$0.18	$—	$0.45

Net income per common share; diluted	$(0.03)	$0.16	$—	$0.41

For the three months ended June 30, 2006, potential common shares and the number of vested options outstanding, were excluded in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during the period. For the six months ended June 30, 2006, a total of 1,506,000 common stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect. For the three and six months ended June 30, 2005, 384,000 and 170,000 common stock options were excluded from the computation of diluted net income per share, respectively.

NOTE 7 – STOCK-BASED COMPENSATION

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

The following table depicts the calculations prior to the adoption of the SFAS No. 123(R) (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income - as reported	$7,725	$19,668
Plus: Stock-based employee compensation expense determined under APB Opinion No. 25, included in reported net income, net of tax	3	7
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(2,759)	(6,045)

Net income - as adjusted	$4,969	$13,630

Basic net income per share:
As reported	$0.18	$0.45
As adjusted	$0.11	$0.31
Diluted net income per share:
As reported	$0.16	$0.41
As adjusted	$0.10	$0.29

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the three and six months ended June 30, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows (in thousands, except per shares amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$2,739	$5,886
Restricted stock awards	510	1,043
Employee stock purchase plan	82	180

Total stock-based compensation	3,331	7,109
Tax effect on stock-based compensation	(989)	(2,067)

Net effect on net income	$2,342	$5,042

Effect on earnings per share:
Basic	$0.05	$0.11
Diluted	$0.05	$0.10

For the three months and six months ended June 30, 2006, the stock-based compensation expense was $734,000 and $1,719,000 for cost of revenues and research, development and other related costs, and $2,597,000 and $5,390,000 for selling, general and administrative, respectively. The following table summarizes stock-based compensation expense related to all share-based payment awards for the three months and six months ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense by Department:
Cost of revenues and research, development and other related cost	$734	$1,719
Selling, general and administrative	2,597	5,390

Total stock-based compensation	3,331	7,109

During the three and six months ended June 30, 2006, the Company granted 508,000 and 759,000, stock options, respectively with an estimated total grant-date fair value of $7.4 million and $11.6 million, respectively, before estimated forfeitures. As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $21.4 million before estimated forfeitures and an additional $8.5 million related to restricted stock awards will be recognized over an estimated weighted average amortization period of 4 years.

The following assumptions have been used to value the options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life (years)	4.0	3.5	4.0	3.6
Risk-free interest rate	5.0%	3.8%	4.8%	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	61.4%	64.3%	62.0%	69.1%

The following assumptions have been used to value the ESPP shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life (years)	2.0	2.0	2.0	2.0
Risk-free interest rate	5.0%	3.8%	4.8%	3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	43.7%	40.0%	43.4%	43.6%

The Company uses third-party analyses to assist in developing the expected life assumption used in its Black-Scholes model. The Company, however, is responsible for determining the assumptions regarding its volatility and risk-free interest rate. The Company is currently using estimated forfeitures on a quarterly basis and will, in accordance with SFAS No. 123(R), be adjusting the stock-based expense for actual forfeitures at the end of the year. The volatility assumption is based on the blended volatility approach due to insufficient Company historical data. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

The 2003 Plan

In February 2003, the Board of Directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of June 30, 2006, there were 3,065,000 shares reserved for grant under the 2003 Plan.

Options to purchase 508,000 and 759,000 of common stock were granted at a weighted average Black-Scholes fair value of $14.48 and $15.27 to employees during the three and six months ended June 30, 2006 under our 2003 Plan, respectively. As of June 30, 2006, options to purchase 4,581,000 shares of common stock were outstanding.

The activities under all of the Company’s stock options plans are summarized below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	2,460	8,387	2.83
Additional shares authorized	1,000	—	—
Restricted stocks granted	(10)	—	—
Options granted	(1,855)	1,855	19.40
Options exercised	—	(3,474)	2.58
Options canceled	150	(150)	7.30

Balance at December 31, 2004	1,745	6,618	$7.50

Restricted stocks granted	(87)	—	—
Options granted	(1,112)	1,112	33.71
Options exercised	—	(2,786)	4.01
Options canceled	164	(164)	19.59

Balance at December 31, 2005	710	4,780	$15.22

Additional shares authorized	100	—	—
Restricted stocks granted	(148)	—	—
Options granted	(251)	251	32.44
Options exercised	—	(625)	5.04
Options canceled	26	(26)	17.09

Balance at March 31, 2006	437	4,380	$17.65

Additional shares authorized	3,200	—	—
Restricted stocks granted	(107)	—	—
Restricted stocks canceled	14	—
Options granted	(508)	508	28.23
Options exercised	—	(278)	5.22
Options canceled	29	(29)	23.79

Balance at June 30, 2006	3,065	4,581	$19.54

The aggregate intrinsic value in the table below represents the total pretax intrinsic value, based on the Company’s closing stock price of $27.50 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of options exercisable as of June 30, 2006 was 1,955,000. The following table summarizes the ranges of outstanding and exercisable options as of June 30, 2006 (in thousands, except years, per share amounts and aggregate intrinsic value):

	Options Outstanding				Options Vested and Exercisable
Range of exercise prices:	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$0.53-$2.63	701	4.55	$2.27	$17.69	701	3.83	$2.27	$17.67
$3.25-$17.30	1,052	6.82	8.42	20.07	606	6.71	6.56	12.69
$17.75-$27.94	935	8.03	18.72	8.21	248	8.38	18.43	2.25
$28.07-$32.93	1,033	9.56	29.73	—	155	9.70	29.59	—
$34.52-$40.19	860	8.84	35.87	—	245	8.94	36.13	—

$0.53-$40.19	4,581	7.72	$19.54	44.97	1,955	7.51	$12.05	32.62

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

As of June 30, 2006, there were 457,000 shares reserved for grant under the ESPP, and an aggregate of 143,000 common shares were purchased.

NOTE 9 – INCOME TAXES

Income tax benefit for the three months ended June 30, 2006 was $501,000 and income tax provision for the six months ended June 30, 2006 was $1.8 million and were comprised of domestic income tax and foreign withholding tax, respectively. For the three and six months ended June 30, 2005, the income tax provision were $4.2 million and $11.0 million, respectively. The 2005 income tax provision included the domestic income tax and foreign withholding tax. The decrease in the income tax provision for the three and six months ended June 30, 2006 is primarily attributable to the decrease in first quarter pre-tax income. Also for the three and six months ended June 30, 2006, the Company paid $0 and $130,000 of franchise taxes, respectively.

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

For the three and six months ended June 30, 2006, the Company has not recognized a tax benefit to APIC, but will instead make this determination for our fiscal year ending December 31, 2006.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

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

Tessera, Inc. v. Micron Technology, Inc. et a, Civil Action No. 02-05cv-94 (E.D. Tex.)

In July 2006, the Company entered into definitive agreements to settle its lawsuit against Micron Technology, Inc. and its subsidiaries (collectively “Micron”) and against Infineon Technologies AG and its subsidiaries including Qimonda AG (collectively “Infineon”) in the U.S. District Court for the Eastern District of Texas. Initially filed on March 1, 2005, and subsequently amended, this lawsuit alleged (1) Micron’s and Infineon’s infringement of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627; as well as (2) Micron’s and Infineon’s violations of federal antitrust law, Texas antitrust law, and Texas common law. On July 20, 2006, Tessera and Micron entered into a Settlement Agreement and a TCC License Agreement that resolved all outstanding litigation between them. On July 31, 2006, Tessera, Infineon and Qimonda each entered into a Settlement Agreement and TCC License Agreements that resolved all outstanding litigation between them. Dismissal of this lawsuit is contingent upon Tessera’s receipt of payments from Micron, Infineon and Qimonda, the filing of a joint motions to dismiss the lawsuit, and the Court’s granting of those motions. Tessera has received payment from Micron and anticipates filing a joint motion to dismiss the claims between Tessera and Micron by August 14, 2006. Tessera anticipates receiving payments from Infineon and Qimonda by August 18, 2006, and anticipates filing the joint motion to dismiss the claims between Tessera, Infineon and Qimonda within ten business days after such payment is received. The above contingencies to the dismissal of this lawsuit may not be met, and it remains possible that these lawsuits will continue. If the lawsuit is not dismissed, we cannot predict its outcome, and an adverse decision could significantly harm our business.

Micron Technology, Inc. et al. v. Tessera, Inc., Civil Action No. 02-05cv-319 (E.D. Tex.)

On July 20, 2006, Tessera and Micron entered into a Settlement Agreement and a TCC License Agreement that resolved all outstanding litigation between the companies, including this lawsuit, in which Micron alleged that the Company infringed Micron’s U.S. Patent Nos. 5,739,585, 6,013,948, 6,268,649, 6,738,263, 5,107,328, 6,265,766, 4,992,849 and Re. 36,325. Dismissal of this lawsuit is contingent upon Tessera’s receipt of payment from Micron under its TCC License Agreement, the filing of a joint motion to dismiss the lawsuit, and the Court’s granting of that motion. Tessera has received payment from Micron and anticipates filing a joint motion to dismiss this lawsuit by August 14, 2006. The contingencies to the dismissal of this lawsuit may not be met, and it remains possible that these lawsuits will continue. If the lawsuit is not dismissed, we cannot predict its outcome, and an adverse decision could significantly harm our business.

Samsung Electronics Co. Ltd. v. Tessera, Inc., Civil Action No. 02-05837 CW (N.D. Cal.)

During the fiscal year ending December 31, 2004, the Company was involved in a lawsuit with Samsung Electronics Company and its subsidiaries (collectively “Samsung”) that was settled in November 2004 and finally dismissed in February 2005. This lawsuit involved several Samsung semiconductor chip packages and the Company’s U.S. Patent Nos 5,852,326, 5,679,977, 6,433,419, 6,465,893, 5,950,304 and 6,133,627. The terms of settlement, including a royalty-bearing license going forward, are set forth in a Settlement Agreement and a Restated License Agreement, both of which were executed on January 26, 2005.

Other Commitments

In June 2006, Tessera entered into an agreement with lead litigation counsel Irell and Manella LLP (“Irell”) regarding an alternative fee arrangement for Tessera’s pending lawsuit against Micron and Infineon. Depending on whether there was a favorable or unfavorable outcome of the lawsuit, Tessera would be entitled to make adjustments to the withheld fees owed to Irell. On July 20, 2006 Tessera entered into a Settlement Agreement with Micron, constituting a favorable outcome. As a result all withheld fees plus interest was payable along with an accrual for an additional 20% on the full fees incurred.

NOTE 11 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”). In 2006, the Company’s operating segments include Intellectual Property and Services. Intellectual Property segment is primarily composed of Licensing Business and Emerging Markets and Technologies, and Services segment is composed primarily of the Product Division. The segments were determined based upon how the chief operating decision maker views and evaluates our operations. In addition to its reportable segments, Corporate Overhead, not a reportable segment, includes certain operating expenses and credits that are not allocated to the operating segments because these operating expenses and credits are not considered in evaluating the operating performance of its business segments.

The following table sets forth our segments revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Intellectual Property Segment	$21,034	$18,651	$40,629	$42,794
Services Segment	3,225	3,810	7,294	7,566
Corporate Overhead	—	—	—	—

Total revenues	24,259	22,461	47,923	50,360

Operating expenses:
Intellectual Property Segment	16,599	3,769	27,597	6,298
Services Segment	4,681	3,635	8,473	7,140
Corporate Overhead	6,211	3,865	12,599	7,597

Total operating expenses	27,491	11,269	48,669	21,035

Operating income (loss)
Intellectual Property Segment	4,435	14,882	13,032	36,496
Services Segment	(1,456)	175	(1,179)	426
Corporate Overhead	(6,211)	(3,865)	(12,599)	(7,597)

Total operating income	$(3,232)	$11,192	$(746)	$29,325

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$9,529	$9,724	$20,213	$19,491
Taiwan	1,674	242	2,951	280
Singapore	346	55	775	81
Korea	5,276	7,284	9,833	17,462
Japan	7,380	4,899	13,782	12,762
Other	54	257	369	284

	$24,259	$22,461	$47,923	$50,360

NOTE 12 – RELATED PARTY TRANSACTION

In November 2005, the Company engaged in consulting services with a company which is owned 100% by one of the Company’s employee. For the three and six months ended June 30, 2006, the Company recognized $413,000 and $913,000 of consulting expenses.

NOTE 13 – SUBSEQUENT EVENTS

In July 2006, the Company completed its acquisition of Digital Optics Corporation (“Digital Optics”), a company based in Charlotte, North Carolina, for approximately $59.5 million in cash for all outstanding shares of capital stock and vested stock options, subject to adjustment as set forth in the Agreement and Plan Merger. A portion of the purchase price will be held in escrow and is subject to forfeiture to satisfy indemnification obligations, if any, of the former equity holders of Digital Optics and as security for purchase price adjustment, if any. In addition, each unvested option to purchase one share of Digital Optics common stock was converted into an option to purchase, on the same terms, a fraction of a share of Tessera common stock. As a result of the acquisition, Digital Optics became a wholly owned subsidiary of Tessera. The Company will account for the acquisition using the purchase method of accounting.

In July, 2006, Tessera has entered into a definitive technology license agreement (the “License Agreement”) with Micron Technology, Inc. (“Micron”). Under the terms of the License Agreement, Micron will pay $30 million in cash for a world-wide, non-exclusive, royalty-bearing license to Tessera’s Compliant Chip (TCC) technology. In connection with the License Agreement, Tessera and Micron have agreed to settle all outstanding litigation between the companies. The $30 million payment will be received by Tessera in the third quarter of 2006 and includes full payment of past royalties through June 30, 2006 on the use of the TCC technology. In addition, under the License Agreement, Micron shall pay royalties to Tessera on a quarterly basis in the future with respect to the use of the TCC technology. The License Agreement expires on May 22, 2012, subject to Micron’s option to extend the agreement for one additional five-year term.

In July, 2006, Tessera has entered into a definitive agreements with Infineon Technologies AG and its subsidiary, Qimonda AG (together, “Infineon”). Under the terms of these agreements, Infineon and Qimonda will pay an aggregate of $50 million in cash for a world-wide, non-exclusive, royalty-bearing licenses to Tessera’s Compliant Chip (TCC) technology. In connection with these agreements, Tessera and Infineon have agreed to settle all outstanding litigation between the companies.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item IA and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “would,” “could,” “forecast,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, (2) our gross profit and factors that affect gross profit, (3) our level of operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers and (7) the commercial success of our products.

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

Overview

Tessera is a provider of miniaturization technologies for the electronics industry. We enable improvements in miniaturization and performance by applying our expertise in the electrical, thermal, mechanical and optical properties of materials and interconnect. We develop and license technologies to the electronics industry. Our intellectual property portfolio includes approximately 564 issued patents, covering a broad range of advanced semiconductor packaging, interconnect and micro-optics solutions. We license our technology to our customers, enabling them to produce semiconductor chips that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants, video game consoles and mobile phones. By using our technology, we believe that our customers are also able to reduce the time-to-market and development costs of their semiconductors.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia. For the three and six months ended June 30, 2006, these revenues accounted for 61% and 57% of our total revenues, respectively. For the three and six months ended June 30, 2005, these revenues accounted for 56% and 61% of our total revenues, respectively. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three and six months ended June 30, 2006, Intel Corporation, Samsung Electronics Co., Ltd and Texas Instruments, Inc. each accounted for 10% or more of our total revenues. For the three and six months ended June 30, 2005, Fujitsu Limited, Hynix Semiconductor, Intel Corporation, Samsung Electronics Co., Ltd. and Texas Instruments, Inc. each accounted for 10% or more of our total revenues.

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

Effective as of the beginning of 2006 we organized our business units into three operating divisions: the Licensing Business, the Product Division and Emerging Markets and Technologies. These divisions are reported into two segments, Intellectual Property, which consists primarily of our Licensing Business, and Emerging Markets and Technologies and Services, which consists primarily of the Product Division. The Product Division incorporates operational functions that are reported in both our Intellectual Property and Services segments. The segments were determined based upon how our management views and evaluates our operations. Segment information in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 of the Notes to Condensed Consolidated Financial Statements included in this report are presented in accordance with the Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information. In addition to our reportable segments, we also have a Corporate Overhead category that is not a reportable segment. This category includes certain operating expenses and credits that are not allocated to our business segments because these operating expenses and credits are not considered in evaluating the operating performance of our business segments.

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

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, materials, supplies and equipment depreciation. Our research and development is conducted primarily in-house and targets CSP, multi-chip and WLP technology. All research, development and other related costs are expensed as incurred. We believe that a significant level of research, development and other related costs will be required for us to remain competitive in the future. We have increased research and development personnel to 91 at June 30, 2006 from 54 at June 30, 2005, and expect to continue to increase research and development personnel in the future.

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

On January 1, 2006, we adopted SFAS No. 123(R) under which the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under our 2003 ESPP based on estimated fair values was required. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission (SEC) issued SAB No. 107 relating to SFAS No. 123(R).

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

In conjunction with the adoption of SFAS No. 123(R), we prospectively amended our method of attributing the value of stock-based compensation to expense. Historically, we utilized the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 28 to recognize the expense associated with equity awards. This method allows for accelerated amortization of stock based compensation expense over the vesting period of the award. As permitted by SFAS No. 123(R), we have elected the straight-line method of expensing all stock based compensation awarded subsequent to the adoption of SFAS No. 123(R). Thus, compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach under FIN No. 28 while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 will be recognized using the straight-line method.

We will continue to use the Black-Scholes valuation model to determine the estimated fair value of stock-based awards since this model utilizes the following award attributes to determine the estimated fair value of stock-based awards: fair value at date of grant, exercise price, risk free interest rate, volatility, expected life of the award, forfeiture rate and dividend rate.

The risk-free interest rate assumption is based upon observed interest rates from the U.S. Government Securities—Treasury Constant Maturities for the term of our employee stock options, which is an average of four years. We currently do not pay out any dividends; therefore the dividend yield assumption is not applicable.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected life of any stock option cannot be less than the vesting period.

The volatility assumption is based on the blended volatility approach due to insufficient company historical data.

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

We have elected to use the long form method under which we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical APIC Pool (net tax benefit situation).

Management believes there have been no other significant changes in our critical accounting policies and estimates for the three months ended June 30, 2006 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2005. For a discussion of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Royalty and license fees	80.5%	59.2%	81.2%	49.9%
Past production payments	5.8	23.8	3.4	35.1
Service revenues	13.7	17.0	15.4	15.0

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	16.4	14.6	15.5	12.4
Research, development and other related costs	14.0	7.2	15.2	6.3
Selling, general and administrative	82.9	28.3	70.9	23.1

Total operating expenses	113.3	50.1	101.6	41.8

Operating income (loss)	(13.3)	49.9	(1.6)	58.2
Other income, net	6.3	3.4	5.7	2.7

Income (loss) before taxes	(7.0)	53.3	4.1	60.9
Income tax provision (benefit)	(2.0)	18.9	3.8	21.9

Net income (loss)	(5.0)%	34.4%	0.3%	39.0%

Three and Six Months Ended June 30, 2006 and 2005

Revenues

Revenues for the three months ended June 30, 2006 were $24.3 million compared with $22.5 million for the three months ended June 30, 2005, an increase of $1.8 million, or 8.0%. Revenues for the six months ended June 30, 2006 were $47.9 million compared to $50.4 million for the six months ended June 30, 2005, a decrease of $2.4 million or 4.8%. The overall increase for the three months ended June 30, 2006 is primarily due to an increase royalty and license fees of $6.2 million. The decrease in the six months ended June 30, 2006 is primarily due to a decrease in past production payments of $16.0 million, partially offset by an increase in royalty and license fees of $13.8 million.

Cost and expenses

Cost of Revenues

Cost of revenues primarily relates to service revenue as the cost of revenues associated with intellectual property revenues is de minimis. For the three months and six months ended June 30, 2006, cost of revenues represented 120.3% and 100.4%, respectively for each associated period. For the three months and six months ended June 30, 2005, cost of revenues represented 86.3% and 82.6%, respectively, of service revenues for each associated period Cost of revenues as a percentage of total revenues varies based on the service revenues component of total revenues.

Cost of revenues for the three months ended June 30, 2006 were $4.0 million as compared to $3.3 million for the three months ended June 30, 2005, an increase of $703,000, or 21.4%. Cost of revenues for the six months ended June 30, 2006 were $7.4 million, as compared to $6.3 million for the six months ended June 30, 2005, and increase of $1.1 million, or 17.5%. The majority of the increase in both the three and the six month period is attributable to the allocation of more personnel to service-related projects and an increase in the number of these projects. Increased materials costs related to service-related projects also accounted for part of the increase in cost of revenues. For the three and six months ended June 30, 2006, materials and subcontractor costs totaled $1.5 million and $2.3 million, respectively, as compared to $748,000 and $1.7 million, respectively, for the three months and six months ended June 30, 2005, an increase of $769,000 and $588,000, respectively, or 102.8% and 35.6%, respectively.

Research, Development and Other Related Costs

Research, development and other related costs for the three and six months ended June 30, 2006 were $3.4 million and $7.3 million, respectively as compared to $1.6 million and $3.2 million, respectively, an increase of $1.8 million and $4.1 million, respectively or 109.4% and 128.1%, respectively. The increase is primarily due to an increase in headcount from a total of 54 at June 30, 2005 to 91 at June 30, 2006, including compensation expenses, and $1.3 million and $1.4 million in costs for our research and development center in Jerusalem for the three and six months ended June 30, 2006, respectively.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, therefore we expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative or SG&A expenses for the three and six months ended June 30, 2006 were $20.1 million and $34.0 million, respectively, as compared to $6.3 million and $11.6 million, respectively, for the three and six months ended June 30, 2005, an increase of $13.8 million and $22.4 million, or 219.0% and 193.1%, respectively. The increase is primarily attributable to litigation expense of $10.9 million and $15.8 million, stock-based compensation of $2.6 million and $5.4 million for the three an six months ended June 30, 2006, respectively, as well as our 2006 internal reorganization of personnel and departments that better aligns our resources to accommodate the needs of our business. In this effort we have also increased our SG&A headcount by 20 in business development, finance and legal. The related compensation expense is included in SG&A expenses. Total litigation expenses for the three and six months ended June 30, 2005 were $1.4 million and $1.9 million, respectively The increase in litigation is due to our ongoing legal actions, described in Part II, Item 1 – Legal Proceedings below. Stock-based compensation for the three and six months ended June 30, 2005 were $109,000 and $219,000, respectively. The overall increase stock-based compensation is primarily related to our adoption of SFAS No. 123(R) and the increased issuances of restricted stock

Excluding litigation expenses, we expect that, as a percentage of revenues, our SG&A expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

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

We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Thus, we have adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the first day of the company’s fiscal year 2006. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Historically, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 and only disclosed the impact of SFAS No. 123 within the footnote disclosures of our financial statements. Thus, previously no stock-based compensation expense had been recognized in our Condensed Consolidated Statement of Operations as permitted under SFAS No. 123.

Stock-based compensation for the three months ended June 30, 2006 was $3.3 million, of which $2.8 million related to employee stock options, $510,000 related to issuances of shares of restricted stock and $82,000 related to employee stock purchases through our 2003 ESPP. For the six months ended June 30, 2006 stock-based compensation was $7.1 million, of which $5.9 million related to employee stock options, $1.0 million related to issuances of shares of restricted stock and $180,000 related to employee stock purchases through our 2003 ESPP. Stock-based compensation for the three and six months ended June 30, 2005 was $181,000 and $315,000, respectively. The overall increase is primarily related to the application of SFAS No. 123(R) and an increase in the issuance of restricted stock.

Interest and Other Income, Net

Interest and other income, net for the three and six months ended June 30, 2006 was $1.5 million and $2.7 million, respectively as compared to $773,00 and $1.4 million, for the three and six months ended June 30, 2005, respectively. The increase is primarily related to income earned on higher cash balances as a result of positive cash flow generated from operations. Our cash balance at June 30, 2006 was $146.5 million as compared to $138.0 million at June 30, 2005.

Provision for Income Taxes

Income tax benefit for the three months ended June 30, 2006 was $501,000 and income tax provision for the six months ended June 30, 2006 was $1.8 million. Income tax benefit and provision for both periods is comprised of domestic income tax and foreign withholding tax. Income tax provision for the three and six months ended June 30, 2005 was $4.2 million and $11.0 million, respectively. The 2005 income tax provision included domestic income tax and foreign withholding tax. The decrease in the income tax provision for the three and six months ended June 30, 2006 is primarily attributable to the decrease in the pre-tax income.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3. SFAS No. 123 (R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123 (R) (termed the APIC Pool), as if the company had adopted SFAS No. 123 in 1995. There are two methods to calculate the company’s hypothetical APIC Pool: (1) the long form method as set forth in paragraph 81 of SFAS No. 123(R), and (2) the short form method as set forth in FASB Staff Position 123R-3.

We have elected to use the long form method under which we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical APIC pool (net tax benefit situation).

For the three and six months ended June 30, 2006 we have not recognized a tax benefit to APIC, but will instead make this determination for our fiscal year ending December 31, 2006.

Segment Operating Results

Our two segments are: Intellectual Property and Services.

Intellectual Property segment is primarily composed of the following:

Licensing Business is focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and imaging and micro-optics solutions. Key functions of this group include licensing, intellectual property management and marketing.

Emerging Markets and Technologies is focused on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies; research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials. This division also focuses on long-term growth opportunities through new partnerships, ventures and acquisitions of complementary technology.

Our Services segment is composed of our Product Division, which performs key research and development and drives our production development services revenues. This segment also addresses the challenges of electronic products miniaturization from a system perspective, through the dense interconnection of components, extensive use of three-dimensional packaging technologies, and the use of micro-optics technologies. This segment provides a vehicle for transitioning our research efforts into fully developed technologies both internally and externally with partners that can be licensed.

The Product Division incorporates operational functions that are reported in both the Intellectual Property and Services segments.

The following table sets forth our segments revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Intellectual Property Segment	$21,034	$18,651	$40,629	$42,794
Services Segment	3,225	3,810	7,294	7,566
Corporate Overhead	—	—	—	—

Total revenues	24,259	22,461	47,923	50,360

Operating expenses:
Intellectual Property Segment	16,597	3,769	27,595	6,298
Services Segment	4,683	3,635	8,475	7,140
Corporate Overhead	6,211	3,865	12,599	7,597

Total operating expenses	27,491	11,269	48,669	21,035

Operating income (loss)
Intellectual Property Segment	4,437	14,882	13,034	36,496
Services Segment	(1,458)	175	(1,181)	426
Corporate Overhead	(6,211)	(3,865)	(12,599)	(7,597)

Total operating income	$(3,232)	$11,192	$(746)	$29,325

The revenues and operating income (loss) amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the U.S. applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three and six months ended June 30, 2006, corporate overhead expenses were $6.2 million and $12.6 million, respectively, compared to $3.9 million and $7.6 million for the three and six months ended June 30, 2005, respectively. The increase in 2006 is primarily attributable to stock-based compensation of $3.3 million and $7.1 million, for the three and six months ended June 30, 2006 respectively, an increase in headcount of 12 and the related compensation expense.

Intellectual Property Segment

Intellectual property revenues for the three and six months ended June 30, 2006 were $21.0 million as compared to $18.7 million for the three and six months ended June 30, 2005, and increase of $2.3 million or 12.3%. The increase of $2.3 million is primarily attributable to an increase in royalty and license fees of $6.2 million offset by a decrease in past production payments revenue of $3.9 million. The decrease of $3.9 million in past production payments revenue is primarily due to negotiated resolutions with three customers totaling $1.7 million in the three months ended June 30, 2006 compared to resolution of negotiations with three customers totaling $5.6 million for the three months ended June 30, 2005. For the six months ended June 30, 2006 intellectual property revenues were $40.6 million as compared to $42.8 million for the six months ended June 30, 2005, a decrease of $2.2 million or 5.1%. The decrease of $2.2 million consists of an increase of $12.6 million and $1.2 million in royalty and license fees from existing customers and new customers, respectively, offset by a decrease of $16.0 million in past production payments revenue. The decrease of $16.0 in past production payments revenue is primarily due to negotiated resolutions with three customers totaling $1.7 million in the six months ended June 30, 2006 compared to resolution of negotiations with four customers totaling $17.7 million for the six months ended June 30, 2005.

Operating expenses for the three months ended June 30, 2006 were $16.6 million. These expenses consisted of cost of revenues of $18,000, research, development and other related costs of $3.0 million and SG&A costs of $13.5 million. Included in the research, development and other related costs were $1.9 million in costs related to our research and development center in Jerusalem. SG&A costs included $792,000 in stock-based compensation and $10.9 million in litigation expense. For the six months ended June 30, 2006, operating expenses were $27.6 million. These expenses consisted of $37,000 in cost of revenues, $6.8 million in research, development and other related costs and $20.8 million in SG&A. Included in research, development and other related costs were $3.2 million in costs related to our research and development center in Jerusalem. SG&A costs included $1.7 million in stock-based compensation and $15.8 million in litigation expense. Operating expenses for the three months and six months ended June 30, 2005 were $3.8 million and $6.3 million, respectively. For the three months ended June 30, 2005, operating expenses of $3.8 million consisted of $16,000 in cost of revenues, $1.4 million in research, development and other related costs, $2.3 million in SG&A and $80,000 in stock compensation costs. For the six months ended June 30, 2005, operating expenses of $6.3 million consisted of $39,000 in cost of revenues, $2.7 million in research, development and other related costs, $3.5 million in SG&A and $116,000 of stock compensation costs. Included in the SG&A expenses for the three and six months ended June 30, 2005 are litigation costs of $1.4 million and $1.9 million, respectively. The overall increase of $12.8 million and $21.3 million in the three and six months ended June 30, 2006, respectively, over the three and six months ended June 30, 2005, respectively, is primarily due to increased research, development and other related costs of $1.5 million and $4.0 million, respectively and increased SG&A of $11.2 million and $17.3 million, respectively. The increase in SG&A for the three and six months ended June 30, 2006 was primarily attributable to the increase in litigation costs of $9.5 million and $13.9 million, respectively. We expect that litigation costs will become a material portion of the Intellectual Property segment’s SG&A in future periods, and may increase significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three and six months ended June 30, 2006 was $4.4 million and $13.0 million, respectively, as compared to $14.9 million and $36.5 million for the three and six months ended June 30, 2005, respectively, a decrease of $10.5 million or 70.5% and $23.5 million or 64.3%, respectively. The overall decrease for the three and six months ended June 30, 2006 is primarily due to increased costs related to our research and development center in Jerusalem of $1.9 million and $3.2 million, respectively, an increase in stock-based compensation costs of $712,000 and $1.7 million, respectively, and an increase in litigation costs of $9.5 million and $13.9 million, respectively.

Services Segment

Services revenues for the three and six months ended June 30, 2006 were $3.2 million and $7.3 million, respectively, as compared to $3.8 million and $7.6 million for the three and six months ended June 30, 2005. Services revenues consists primarily of government related contracts. For the three and six months ended June 30, 2006, services revenues from government related contracts were $3.0 million and $6.7 million, respectively. For the three and six months ended June 30, 2005 services revenues from government related contracts of $3.6 million and $7.3 million, respectively.

Operating expenses for the three months and six months ended June 30, 2006 were $4.7 million and $8.5 million, respectively as compared to were $3.6 million and $7.2 million, for the three and six months ended June 30, 2005, respectively, an increase of $1.1 million, or 30.6%, and $1.3 million, or 18.1%, respectively. For the three and six months ended June 30, 2006, operating expenses consisted of cost of revenues of $3.9 million and $7.4 million, respectively, research, development and other related costs of $356,000 and $473,000, respectively and SG&A of $352,000 and $616,000, respectively. Included in these costs were $822,000 and $1.8 million in stock-based compensation costs for the three and six months ended June 30, 2006, respectively. For the three months ended June 30, 2005, operating expenses of $3.6 million consisted of $2.2 million in cost of revenues, $1.1 million in R&D costs, $284,000 in SG&A and $18,000 in stock-based compensation costs. For the six months ended June 30, 2005 operating expenses of $7.1 million consisted of $6.2 million in cost of revenues, $1.3 million in R&D costs, $615,000 in SG&A and $20,000 in stock-based compensation costs.

Operating loss for the three months and six months ended June 30, 2006 was $1.5 million and $1.2 million, respectively, as compared to operating income of $175,000 and $426,000, for the three and six months ended June 30, 2005, respectively. Overall decrease in the three and six months ended June 30, 2006 is due primarily to the increase in stock-based compensation costs of $804,000 and $1.7 million, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $146.5 million at June 30, 2006, an increase of $18.9 million from $127.6 million at December 31, 2005. The increase was primarily the result of $14.4 million in cash provided by operating activities and $4.6 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $972,000 net cash used in investing activities.

Net cash provided by operating activities for the six months ended June 30, 2006 of $14.4 million was attributable to net income of $159,000, adjusted for non-cash items of depreciation and stock-based compensation of $2.5 million and $7.1 million, respectively, a decrease in account receivable of $195,000 and an increase in accrued liabilities and deferred revenue of $8.0 million and $339,000, respectively. The increase was partially offset by an increase in prepaid and other assets of $2.6 million and a decrease in accounts payable of $1.0 million. The increase in depreciation is primarily due to the amortization of certain intangible assets purchased in the prior year from North Corporation and amortization of certain tangible and intangible assets of Shellcase, Ltd. The increase of $7.1 million in stock-based compensation is attributable to the adoption of SFAS No. 123(R) on January 1, 2006. The increase in accrued expenses of $8.0 million is primarily attributable to the timing of payment on vendor invoices for goods and services mainly related to outside legal services to support litigation efforts. The increase in prepaid and other assets of $2.6 million is primarily due to the timing of cash disbursements related to insurance and services. The decrease in accounts payable of $1.0 million primarily due to the timing of cash disbursements on vendor invoices.

Net cash provided by operating activities for the six months ended June 30, 2005 of $30.0 million was attributable to net income of $19.7 million, adjusted for non-cash items of depreciation and stock-based compensation of $609,000 and $315,000, respectively, a decrease in prepaid expenses and other assets of $8.0 million, an increase in accounts payable of $814,000 and an increase in accrued liabilities of $679,000. The increase was partially offset by an increase in accounts receivable of $88,000 and a decrease in deferred revenue of $3,000. The $8.0 million decrease in prepaid and other assets is primarily due to the booking of domestic income tax of $8.6 million against our deferred tax asset, and off-set by prepaid expenses of $575,000. The increase in accounts payable is attributable to increased purchases of materials and supplies to accommodate our increase in service-related projects. The increase in accounts receivable of $88,000 is primarily attributable to the timing or receipt from customers and amounts earned under our license agreements. The increase in accrued liabilities is primarily due to an increase in litigation expenses.

Net cash used in investing activities for the six months ended June 30, 2006 of $971,000, was primarily attributable to the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2005 of $8.1 million, was attributable to the purchase of property and equipment of $2.2 million, and the purchase of intangible assets of $5.9 million from North Corporation in May 2005, which included the acquisition of 100% ownership of all US patents/applications filed by North Corporation, joint ownership of patents/applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North Corporation.

Net cash provided by financing activities in the six months ended June 30, 2006 and 2005 of $5.4 million and $7.8 million, respectively, is attributable to net proceeds from the issuance of common stock under our stock option and employee stock purchase plans.

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

Contractual Cash Obligations

As of June 30, 2006, the following sets forth our minimum commitments under operating leases, most of which result from a facilities lease:

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating Lease Obligations	$3,265	$345	$2,056	$864	$—

For our facilities lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by allocating total rental payments on a straight-line basis over the lease term. We recorded the difference between rent expense and rent paid as deferred rent, in accrued liabilities.

Our principal administrative, sales, marketing and research and development facilities occupy approximately 51,000 square feet in one building in San Jose, California, under a lease that expires on May 31, 2011. In July 2006 we acquired a research and development and manufacturing facility in Charlotte, North Carolina that occupies approximately 100,000 square feet in one building on approximately 18 acres of land. We also have a research and development facility in Jerusalem, Israel that occupies approximately 2,400 square feet in one building under a lease that expires on January 31, 2011. We believe our existing facilities are adequate for our current needs.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Tessera maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Tessera’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Tessera’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There has been no change in Tessera’s internal controls over financial reporting during Tessera’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tessera’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal),

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, on October 7, 2005, we filed a complaint for patent infringement against Advanced Micro Devices, Inc., or AMD, and Spansion LLC, or Spansion, in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patents 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. We seek to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

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

The defendants in this action have asserted affirmative defenses to our patent infringement claims, and some of them have brought related counterclaims alleging that the Tessera patents at issue are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents. We cannot predict the outcome of this proceeding. Discovery has just begun, and trial is currently set for January 28, 2008. An adverse decision in this proceeding could significantly harm our business.

Tessera, Inc. v. Amkor Technology, Inc.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, on March 2, 2006, we issued a request for arbitration with Amkor Technology, Inc., or Amkor, regarding Amkor’s failure to pay royalties under its license agreement with Tessera. This proceeding has just begun, and we cannot predict its outcome. An adverse decision in this proceeding could significantly harm our business.

Tessera, Inc. v. Micron Technology, Inc. et a, Civil Action No. 02-05cv-94 (E.D. Tex.)

In July 2006, the Company entered into definitive agreements to settle its lawsuit against Micron Technology, Inc. and its subsidiaries (collectively “Micron”) and against Infineon Technologies AG and its subsidiaries including Qimonda AG (collectively “Infineon”) in the U.S. District Court for the Eastern District of Texas. Initially filed on March 1, 2005, and subsequently amended, this lawsuit alleged (1) Micron’s and Infineon’s infringement of the Company’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627; as well as (2) Micron’s and Infineon’s violations of federal antitrust law, Texas antitrust law, and Texas common law. On July 20, 2006, Tessera and Micron entered into a Settlement Agreement and a TCC License Agreement that resolved all outstanding litigation between them. On July 31, 2006, Tessera, Infineon and Qimonda each entered into a Settlement Agreement and TCC License Agreements that resolved all outstanding litigation between them. Dismissal of this lawsuit is contingent upon Tessera’s receipt of payments from Micron, Infineon and Qimonda, the filing of a joint motions to dismiss the lawsuit, and the Court’s granting of those motions. Tessera has received payment from Micron and anticipates filing a joint motion to dismiss the claims between Tessera and Micron by August 14, 2006. Tessera anticipates receiving payments from Infineon and Qimonda by August 18, 2006, and anticipates filing the joint motion to dismiss the claims between Tessera, Infineon and Qimonda within ten business days after such payment is received. The above contingencies to the dismissal of this lawsuit may not be met, and it remains possible that these lawsuits will continue. If the lawsuit is not dismissed, we cannot predict its outcome, and an adverse decision could significantly harm our business.

Micron Technology, Inc. et al. v. Tessera, Inc., Civil Action No. 02-05cv-319 (E.D. Tex.)

On July 20, 2006, Tessera and Micron entered into a Settlement Agreement and a TCC License Agreement that resolved all outstanding litigation between the companies, including this lawsuit, in which Micron alleged that the Company infringed Micron’s U.S. Patent Nos. 5,739,585, 6,013,948, 6,268,649, 6,738,263, 5,107,328, 6,265,766, 4,992,849 and Re. 36,325. Dismissal of this lawsuit is contingent upon Tessera’s receipt of payment from Micron under its TCC License Agreement, the filing of a joint motion to dismiss the lawsuit, and the Court’s granting of that motion. Tessera has received payment from Micron and anticipates filing a joint motion to dismiss this lawsuit by August 14, 2006. The above contingencies to the dismissal of this lawsuit may not be met, and it remains possible that these lawsuits will continue. If the lawsuit is not dismissed, we cannot predict its outcome, and an adverse decision could significantly harm our business.

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

We are currently in legal proceedings involving some of our key patents.

As discussed above in Item 1 - Legal Proceedings, the Company is currently involved in legal proceedings involving some of its key patents. Any adverse rulings relating to the infringement, validity or enforceability of these key patents could significantly harm our business.

We have become and may in the future be involved in material litigation with our licensees, potential licensees or strategic partners, which could harm our business.

Our current legal actions, as described above in Part II, Item 1— Legal Proceedings, are examples of significant disputes and litigation that impact our business. Any similar dispute in the future could cause an existing licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the licensee or strategic partner on both business and technical levels. Any litigation stemming from such a dispute could be very expensive and may reduce or eliminate our profits. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation.

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

In the past we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We currently are involved in litigation regarding our intellectual property rights, as described above in Part II, Item 1 – Legal Proceedings , and we expect to be involved in similar litigation in the future. Litigation is inherently uncertain and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our business. Whether or not determined in our favor or settled by us, litigation is costly and diverts our managerial, technical, legal and financial resources from our business operations.

The costs associated with the legal proceedings that we are involved in are unpredictable and not completely within the our control, and our operating results could be adversely affected.

As described above in Part II, Item 1 – Legal Proceedings, we are currently involved in legal proceedings against a number of different companies. The costs associated with legal proceedings are typically very high, relatively unpredictable and not completely within the our control. While we do our best to forecast and control such costs, it may be that the costs will be materially more than expected, which could adversely affect our operating results.

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

A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for DSP, ASSP, ASIC and memory. In addition, we derive substantial revenues from the incorporation of our technology into mobile phones. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues may be reduced significantly and our business could be harmed. Moreover, were such a decline to occur, our business could become more cyclical in nature.

Our revenue is concentrated in a few customers and if we lose any of these customers our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. For the three months and six months ended June 30, 2006, revenues from Intel Corporation accounted for 10% and 10% of total revenues, respectively, Samsung Electronics Co., Ltd. accounted for 19% and 17% of total revenues, respectively, and Texas Instruments, Inc. accounted for 16% and 17% of total revenues, respectively. In the three months and six months ended June 30, 2005, revenues from Fujitsu Limited accounted for 5% and 10% of total revenues respectively, Hynix Semiconductor accounted for 22% and 10% of total revenue, respectively, Intel Corporation accounted for 11% and 8% of total revenues, respectively, Samsung Electronics accounted for 11% and 25% of total revenues, respectively, and Texas Instruments, Inc., accounted for 16% and 16% of total revenues, respectively.

We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers or if our revenues from them decline, our revenues may decrease substantially.

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

For example, on January 1, 2006 we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) under which the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under our 2003 Employee Stock Purchase Plan based on estimated fair values was required. SFAS No. 123(R) supersedes our previous accounting under APB No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to SFAS No. 123(R).

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

It is difficult to predict when we will enter into license agreements. The time it takes to establish a new licensing arrangement can be lengthy. Delays or deferrals in the execution of license agreements may also increase as we develop new technologies. Because we generally recognize a significant portion of license fee revenues in the quarter that the license is signed, the timing of signing license agreements may significantly impact our quarterly or annual operating results. Under our typical license agreements, we also receive ongoing royalty payments, and these payments may fluctuate significantly from period to period based on manufacture or sales of products incorporating our licensed technology. We expect to continue to expand our business rapidly which will require us to increase our operating expenses. We may not be able to increase revenues in an amount sufficient to offset these increased expenditures, which may lead to a loss for a quarterly period.

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

To date, our packaging technology has been used by several companies for high performance DRAM chips. For example, packaging using our technology was designated by Rambus as the recommended package for its high performance Rambus DRAM chips. However, the DRAM designed by Rambus has not been widely adopted due to the use of competing technologies such as the first generation of Double Data Rate (“DDR”) DRAM, which does not widely utilize advanced packaging technologies. DRAM manufacturers are also currently developing new high performance DRAM chips such as the next generation of DDR, referred to as DDR2 and DDR3, to meet increasing speed and performance requirements of electronic products. We believe that these new high performance DRAM chips will require advanced packaging technologies such as CSP, and we currently have licensees, including Samsung, Electronics, Co., Ltd. who are paying royalties for DRAM chips in advanced packages.

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

We anticipate that royalties from shipments of chips packaged using our WLP technology may account for a small but increasing percentage of our future revenues. If semiconductor manufacturers do not adopt our WLP technology as quickly as is currently being projected by industry sources or find an alternate viable packaging technology for use with their image sensor and MEMS chips, or if we do not receive royalties from image sensor and MEMS chips that use our technology, our future revenues could be adversely affected. In addition our technology may be too expensive for certain image sensor manufacturers, which could significantly reduce the adoption rate of our WLP packaging technology in image sensor applications. Other factors that could affect adoption of our WLP technology for image sensors and MEMS chips include delays or shortages of materials and equipment.

Competing technologies may harm our business.

We expect that our technologies will continue to compete with technologies of internal design groups of semiconductor manufacturers and assemblers. These internal design groups create their own packaging solutions, and have direct access to their company’s technical information and technology roadmaps, and have capacity, cost and technical advantages over us. If these internal design groups design around our patents, they may not need to license our technology. These groups may design package technology that is less expensive to implement than ours or provides products with higher performance or additional features. Many of these groups have substantially greater resources, financial or otherwise, than us and lower cost structures. As a result, they may be able to bring alternative package technologies solutions to market more easily and quickly. For instance, certain flip chip technologies are being used by large semiconductor manufacturers and assemblers for a variety of semiconductors, including processors and memory. Another example of a competitive technology is the small format lead frame packages that are also gaining popularity. The companies using these technologies are utilizing their current lead frame infrastructure to achieve cost-effective results. Another example of a competitive technology is the chip-on-board technique to package image sensors.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through November 12, 2024. We need to develop and patent successful innovations before our current patents expire. Our failure to do so could significantly harm our business.

If we do not successfully license the technologies we acquire, our competitive position could be harmed and our operating results adversely affected.

We also attempt to expand our licensable technology portfolio and technical expertise by acquiring technology or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technology to others. However, we may not be able to acquire or obtain rights to licensable technology in a timely manner or upon commercially reasonable terms. Even if we do acquire such rights, some of the technologies we are investing in are commercially unproven and may not be adopted or accepted by the industry. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future packaging needs of the semiconductor, consumer and communication electronics industries. Our failure to acquire new technologies that are accepted by the industry could significantly harm our business.

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

Some of our royalty bearing license agreements convert to fully paid-up licenses at the expiration of their terms, and we will not receive royalties after that time.

Some of our royalty bearing license agreements convert to fully paid-up licenses at the expiration of their terms, either automatically or if the licensee exercises an option to extend the term for an additional royalty payment. The effect of conversion to a fully paid-up license is that we will not receive further royalties for the licensed technology from the licensee, who will be entitled to continue using that technology to the same extent it was using that technology under license prior to expiration, even if relevant patents are still in effect. This could materially harm our results of operations after such time.

Some of our license agreements convert to fully paid-up licenses at the expiration of their terms, and we will not receive royalties after that time.

Some of our license agreements convert to fully paid-up licenses at the expiration of their terms, either automatically or if the licensee exercises an option to extend the term for an additional royalty payment. The effect of conversion to a fully paid-up license is that we will not receive further royalties from the licensee for the licensed technology, who will be entitled to continue using our technology to the same extent they were using it under license prior to expiration, even if relevant patents are still in effect. This could materially harm our results of operations after such time.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia, and these revenues accounted for 61% and 57% of our total revenues for the three months and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, these revenues accounted for 56% and 61% of our total revenues, respectively. International operations are subject to a number of risks, including the following:

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

We intend to continue to expand our operations which may strain our resources and increase our operating expenses.

We plan to continue the expansion of our operations, domestically and internationally, and may do so through both internal growth and acquisitions. We expect that this expansion will strain our systems and operational and financial controls. In addition, we are likely to incur higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we do fail to do so, our growth would be limited. Our officers have limited experience in managing large or rapidly growing businesses through acquisitions. Further, our officers have limited experience managing companies through acquisitions and technological changes. In addition, our management has limited experience in managing a public company.

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

There are numerous risks with our recent acquisitions of Digital Optics Corporation and of certain assets from Shellcase Ltd.

In July 2006, we completed our acquisition of Digital Optics Corporation, a company based in Charlotte, North Carolina, and in December 2005, we completed our acquisition of certain equipment, intellectual property and other intangible assets from Shellcase, Ltd., a company based in Israel. These acquisitions are subject to a number of risks, including the following:

•	Either acquisition could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, either acquisition could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred.

•	Following completion of these acquisitions, we may uncover additional liabilities or unforeseen expenses not discovered during our diligence process. Any such additional liabilities or expenses could result in significant unanticipated costs not originally estimated and may harm our financial results.

•	The integration of Digital Optics Corporation and of the Shellcase Ltd. assets will be a time consuming and expensive process that may disrupt our operations if it is not completed in a timely and efficient manner. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits from either acquisition.

•	We have incurred substantial direct transaction costs as a result of these acquisitions and anticipate incurring substantial additional costs to support the integration of Digital Optics Corporation and the assets of Shellcase Ltd. The total cost of the integration may exceed our expectations.

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

Our corporate headquarters is located in California and, as a result, is subject to catastrophes.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are located in or near our principal headquarters in San Jose, California. San Jose exists on or near a known earthquake fault zone. Should an earthquake or other catastrophes, such as fires, floods, power loss, communication failure or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business.

We have business operations located in North Carolina that are subject natural disasters.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, some of which are located in Charlotte, North Carolina. Should a hurricane or other catastrophes, such as fires, floods, power loss, communication failure or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 18, 2006. The stockholders elected for the ensuing year all of management’s nominees for the Board of Directors and ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2006. The stockholders also approved the Company’s Third Amended and Restated 2003 Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 3,200,000 shares and to revise the automatic award formula for non-employee directors.

The voting results are as follows:

Directors	Votes Cast
	For	Withheld	Broker Non-Votes
Robert J. Boehlke	41,785,207	2,191,700	-0-
John B. Goodrich	42,877,020	1,099,887	-0-
Al S. Joseph, Ph.D.	39,285,574	4,691,333	-0-
Bruce M. McWilliams, Ph.D.	42,253,261	1,723,646	-0-
David C. Nagel, Ph.D.	42,835,741	1,141,166	-0-
Henry R. Nothhaft	42,987,741	989,166	-0-
Robert A. Young, Ph.D.	42,791,574	1,185,333	-0-

Proposal 2

	For	Against	Abstentions	Broker Non-Votes
Ratification of the appointment of PricewaterhouseCoopers LLP as	43,926,800	38,523	11,584
the independent public accounting firm for the fiscal year ended
December 31, 2006

Proposal 3

Approval of the Company’s Third Amended and Restated 2003	33,655,794	5,942,504	37,097	4,341,512
Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 3,200,000 shares and to revise the automatic award formula for non-employee directors.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1*	Restated Certificate of Incorporation

3.2*	Restated Bylaws

10.1	Tessera Technologies, Inc. Third Amended and Restated Equity Incentive Plan (filed as Exhibit 10.1 to Tessera’s Current Report on Form 8-K filed on May 23, 2006 and incorporated herein by reference)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2006

Tessera Technologies, Inc.

By:	/s/ Michael A. Forman
Michael A. Forman
Acting Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1*	Restated Certificate of Incorporation

3.2*	Restated Bylaws

10.1	Tessera Technologies, Inc. Third Amended and Restated Equity Incentive Plan (filed as Exhibit 10.1 to Tessera’s Current Report on Form 8-K filed on May 23, 2006 and incorporated herein by reference)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.