Form 10-Q
period 2006-09-30
TESSERA TECHNOLOGIES INC
filed 2006-11-13
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, 46,943,772 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share amounts)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$156,784	$127,594
Accounts receivable	9,095	4,602
Inventories	2,230	—
Short term deferred tax assets	1,190	1,190
Other current assets	12,796	1,039

Total current assets	182,095	134,425

Property and equipment, net	25,232	8,751
Intangible assets, net	28,422	12,757
Goodwill	36,305	24,154
Long term deferred tax assets	25,296	9,982
Other assets	368	58

Total assets	$297,718	$190,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,031	$3,043
Accrued legal fees	1,788	2,946
Accrued liabilities	4,780	3,497
Deferred revenue	859	324
Income tax payable	31,788	359

Total current liabilities	42,246	10,169

Long term deferred tax liabilities	8,990	—

Total liabilities	51,236	10,169

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock: $0.001 par value; 150,000 shares authorized; 46,771 and 45,124 shares issued and outstanding	47	45
Additional paid-in capital	199,483	182,720
Deferred stock-based compensation	—	(2,245)
Retained earnings (accumulated deficit)	46,952	(562)

Total stockholders’ equity	246,482	179,958

Total liabilities and stockholders’ equity	$297,718	$190,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Royalty and license fees	$25,916	$14,113	$64,817	$39,238
Past production payments	76,000	1,161	77,633	18,830
Product and service revenues	8,625	4,470	16,014	12,036

Total revenues	110,541	19,744	158,464	70,104

Operating expenses:
Cost of revenues	6,201	3,059	13,623	9,309
Research, development and other related costs	5,317	2,074	12,589	5,225
Selling, general and administrative	20,116	7,744	54,091	19,378

Total operating expenses	31,634	12,877	80,303	33,912

Operating income	78,907	6,867	78,161	36,192
Other income, net	1,677	1,067	4,401	2,427

Income before taxes	80,584	7,934	82,562	38,619
Provision for income taxes	33,229	2,904	35,048	13,921

Net income	$47,355	$5,030	$47,514	$24,698

Basic and diluted net income per share:
Net income per share; basic	$1.02	$0.11	$1.04	$0.56

Net income per share; diluted	$0.98	$0.11	$0.99	$0.52

Weighted average number of shares used in per share calculations; basic	46,252	44,452	45,892	43,720

Weighted average number of shares used in per share calculations; diluted	48,422	47,632	48,131	47,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$47,514	$24,698
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	4,701	1,099
Gain on disposal of fixed assets	(8)	(4)
Stock-based compensation, net	10,950	840
Gross tax windfall from stock-based compensation	(423)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,484)	(2,531)
Inventories	655	—
Deferred tax assets	—	10,925
Other assets	(11,954)	(526)
Accounts payable	(577)	689
Accrued legal fees	(1,158)	722
Accrued liabilities	(3,281)	90
Deferred revenue	529	42
Income tax payable	31,429	(3)

Net cash provided by operating activities	76,893	36,041

Cash flows from investing activities:
Purchases of property and equipment	(1,677)	(2,967)
Purchases of intangible assets	—	(6,073)
Proceeds from sale of fixed assets	8	4
Acquisitions, net of cash acquired	(54,517)	—

Net cash used in investing activities	(56,186)	(9,036)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	423	—
Proceeds from exercise of stock options and warrants, net	6,857	9,691
Proceeds from employee stock purchase program	1,203	1,107

Net cash provided by financing activities	8,483	10,798

Net increase in cash and cash equivalents	29,190	37,803
Cash and cash equivalents at beginning of period	127,594	108,339

Cash and cash equivalents at end of period	$156,784	$146,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, referred to as “Tessera” or the “Company”), is a provider of miniaturization technologies for the electronics industry. Tessera enables improvements in miniaturization and performance by applying the Company’s expertise in the electrical, thermal, mechanical and optical properties of materials and interconnect. The Company develops and licenses technologies to the electronics industry. The Company’s intellectual property portfolio includes over 950 patents and applications, covering a broad range of advanced semiconductor packaging, interconnect and micro-optics solutions. The Company licenses their technology to customers, enabling them to produce semiconductor chips that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants, video game consoles and mobile phones.

The consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2006 and 2005, and for the three and nine months then ended, have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2005 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, October 1, 2006. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month, September 30, 2006.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of current and deferred income tax assets and liabilities, and the assessment of recoverability of long-lived assets. Actual results experienced by the company may differ from management’s estimates.

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

The Company’s accounts receivable are concentrated with two customers at September 30, 2006, representing 32% and 16% of aggregate gross trade receivables, and three customers at September 30, 2005, representing 44%, 24% and 19% of aggregate gross trade receivables.

Inventories

Inventories are stated at the lower of cost or market, cost being determined under the first-in-first-out method. Appropriate consideration is given to obsolescence, excessive levels, determination and other factors in evaluating net realizable value.

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

Goodwill and identified intangible assets

Identified intangible assets consist of acquired patents, existing technology, trade names and customer contracts that are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years.

The Company evaluates the recoverability of goodwill recorded in connection with acquisitions annually, whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit with allocated goodwill to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses. The Company uses discounted cash flow and market multiple methodologies to obtain the fair value for each reporting unit. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. No goodwill impairment was recorded for the periods presented.

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

Past production payments revenues

Past production payments revenues are royalty payments received through license negotiations or the resolution of patent disputes. Such negotiations and resolutions arise when it comes to the Company’s attention that a third party is infringing on patents or a current licensee is not paying royalties to which the Company it is entitled. Past production payments revenues represent the portion of royalty payments received through such license negotiations or resolution of patent disputes that relates to previous periods and are based on historical production volumes.

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

Product and Service revenues

The Company utilizes the completed-contract and the percentage-of-completion methods of accounting for commercial and government contracts, dependent upon the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee and fixed-priced contracts are recognized upon acceptance by the customer or in accordance to the contract specifications, assuming title and risk of loss has transferred to the customer, prices are fixed and determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

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

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Customer
Micron Technology, Inc.	27%	—	19%	—
Qimonda AG.	36%	—	25%	—
Texas Instruments, Inc	*	19%	*	17%
Samsung Electronics	*	13%	*	22%

* Less than 10%

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, some of the Company’s technology license agreements provide certain types of indemnification for customers regarding intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. As of September 30, 2006, no such claims have been filed against the Company and no liability has been accrued.

Research, development and other related costs

Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent prosecution, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred. Research, development and other related costs, excluding costs related to patent prosecution for the three and nine months ended September 30, 2006 and 2005 were $4,969,000, $11,252,000, $1,704,000 and $3,978,000, respectively.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109.” This Interpretation contains two-step process. The first step is evaluating the tax position for recognition by determining whether it is more-likely-than-not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax benefit at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the adoption of this statement.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and SFAS No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation by December 31, 2006. The Company is currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial statements.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Cash and cash equivalents consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Cash	$20,160	$16,143
Money market funds	136,624	111,451

	$156,784	$127,594

Accounts receivable consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Trade	$3,385	$1,629
Other	5,710	2,973

	$9,095	$4,602

Inventories consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$241	$—
Work in process	1,001	—
Finished goods	988	—

	$2,230	$—

Other current assets consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Foreign taxes withholding refund	$10,550	$—
Other	2,246	1,039

	$12,796	$1,039

Property and equipment consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Furniture and equipment	$22,659	$17,434
Land and building	16,607	1,886

	39,266	19,320
Less: Accumulated depreciation and amortization	(14,034)	(10,569)

	$25,232	$8,751

Accrued liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Employee compensation and benefits	$3,523	$2,723
Professional services	443	571
Other	814	203

	$4,780	$3,497

NOTE 5 – BUSINESS COMBINATIONS

North Corporation

In May 2005, Tessera entered into a number of new agreements with North Corporation (“North”), which included the acquisition of 100% ownership of all United States patents and applications filed by North, joint ownership of patents and applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North, for $6,073,000. Tessera has recorded these patents and license rights as intangible assets, and is amortizing them over their respective estimated useful lives, currently estimated at 15 years.

Shellcase, Ltd.

On December 21, 2005, Tessera completed its purchase of certain intellectual property and related assets of Shellcase, Ltd. (“Shellcase”), an Israeli company. Shellcase was engaged in developing, manufacturing and marketing advanced packaging technologies for microelectronic integrated circuits.

Purchase price allocation

In accordance to SFAS No. 141, “Business Combination,” the purchase price of the acquisition is $34.7 million, which has been determined as follows (in thousands):

Cash	$33,590
Transaction costs	1,109

Total purchase price	$34,699

The purchase price has been allocated as follows (in thousands):

Property and equipment	$3,583

Identified intangible assets:
Existing technology	6,700
Trade name	220
Goodwill	24,196

Total purchase price	$34,699

A $6.9 million has been allocated to amortizable intangible assets consisting of existing patented technology and trade names with estimated useful lives of ten years. Goodwill recognized in the transaction totaled $24.2 million, of which none is deducible for tax purposes. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determined that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Digital Optics Corporation

On July 18, 2006, Tessera completed its acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation, whereby Digital Optics became a wholly owned subsidiary of Tessera in a transaction accounted for using the purchase accounting method. The preliminary purchase price of $59.8 million includes cash of $58.6 million, for all outstanding shares of capital stock and vested stock options, and transaction costs of $1.2 million. The merger consideration of $8.0 million was held in escrow and is subject to forfeiture to satisfy the indemnification obligations, if any, of the former stockholders of Digital Optics and to serve to as security for the purchase price. Subsequent to the end of the quarter, $0.9 million of the escrow amount has been returned to Tessera, and $1.1 million was returned to former stockholders of Digital Optics. The remaining balance of $6.0 million will expire 18 months following the closing date in July, 2006. All interest and other income earned from the investment will be allocated and distributed to the former stockholders of Digital Optics.

Preliminary purchase price allocation

In accordance to SFAS No. 141, “Business Combinations,” the preliminary purchase price of the acquisition is approximately $59.8 million, which has been determined as follows (in thousands):

Cash	$58,644
Transaction costs	1,177

Total preliminary purchase price	$59,821

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Based upon the fair values acquired, the purchase price allocation is as follows (in thousands):

	Amount	Estimated Useful Life
		(Years)
Net tangible assets:
Current assets	$8,468	N/A
Inventory, net	2,885	N/A
Property and equipment, net	18,270	N/A
Long term assets	6,324	N/A
Current liabilities	(5,123)	N/A
Long term debt	(12)	N/A

	30,812
Identified intangible assets:
Existing technology	6,700	5 - 7
Patents/core technology	5,200	7 - 10
Customer contracts and related relationships	1,900	4
Trade name/trademark	3,100	10
Goodwill	12,109	N/A

	29,009

Total preliminary purchase price	$59,821

$30.8 million has been allocated to acquire net tangible assets consisting of inventory, property and equipment and various assumed assets and liabilities. Approximately $16.9 million has been allocated to amortizable intangible assets acquired. The depreciation and amortization related to the fair value adjustments to net tangible assets and the amortization related to the amortizable intangible assets are reflected as pro forma adjustments to the unaudited pro forma condensed combined statements of income.

Identified intangible assets

Existing Technology — $6.7 million has been allocated to Existing Technology which relates to Digital Optics’ products across all of their product lines which have reached technological feasibility. The fair value of these assets will be amortized on a straight line basis over estimated useful life ranging from 5 to 7 years.

Patents and core technology — $5.2 million has been allocated to Patents/Core Technology which represent the combination of Digital Optics’ processes, patents and trade secrets developed through years of experience in design and development of their products. The fair value of these assets will be amortized on a straight line basis over estimated useful life ranging from 7 to 10 years.

Customer contracts and related relationships — $1.9 million has been allocated to Customer Contacts and Related Relationships which represents existing contracts that relate primarily to underlying customer relationships. The fair value of these assets will be amortized on a straight-line basis over an estimated useful life of 4 years.

Trade name and trademark — $3.1 million has been allocated to Trade Name/Trademark which relates to the Digital Optics trade name. The fair value of these assets will be amortized on a straight-line basis over an estimated useful life of 10 years.

Goodwill — Tessera acquired Digital Optics with the intent of furthering the company’s core manufactured business and of extending the company’s technology and intellectual property in building a larger technology-licensing business in micro-optics for the consumer electronics industry. These factors primarily contributed to a purchase price in excess of the fair value of the underlying net tangible and intangible assets. Goodwill recognized in this transaction totaled $12.1 million, of which $12.1 million is expected to be deductible for tax purposes. In accordance with the SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management determined that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Pro forma results

The results of operations of the acquisitions have been included in the Company’s consolidated statement of operations since the completion of the acquisition. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions occurred at the beginning of the periods presented (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$110,541	$24,897	$171,302	$84,257
Net income	$47,355	$3,394	$49,701	$19,821
Basic net income per share	$1.02	$0.08	$1.08	$0.45
Diluted net income per share	$0.98	$0.07	$1.03	$0.42

NOTE 6 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The allocation of goodwill to segments and the changes to the carrying value for the nine months ended September 30, 2006 was reflected below (in thousands):

	Intellectual Property	Services	Total
January 1, 2006	$24,154	$—	$24,154
Goodwill acquired through the Digital Optics acquisition	—	12,109	12,109
Goodwill adjustments (a)	42	—	42

September 30, 2006	$24,196	$12,109	$36,305

(a)	During the nine months ended September 30, 2006, the Company adjusted the goodwill related to prior acquisitions for individually insignificant amount based on continued post-closing review.

Identified intangible assets consists of the following (in thousands):

		September 30, 2006			December 31, 2005
	Average Life	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(Years)
Acquired patents	7 - 15	$11,273	$(639)	$10,634	$6,073	$(236)	$5,837
Existing technology	5 - 10	13,400	(686)	12,714	6,700	—	6,700
Trade name	10	3,320	(67)	3,253	220	—	220
Customer contracts	4	1,900	(79)	1,821	—	—	—

		$29,893	$(1,471)	$28,422	$12,993	$(236)	$12,757

Amortization expense for the three and nine months ended September 30, 2006 and 2005 amounted to $687,000, $1,235,000, $102,000 and $134,000, respectively.

As of September 30, 2006, the estimated future amortization expense of purchased intangible assets is as follows (in thousands):

2006 (remaining 3 months)	$893
2007	3,571
2008	3,571
2009	3,572
2010	3,374
Thereafter	13,441

$28,422

NOTE 7 – NET INCOME PER SHARE

The Company reports both basic net income per share, which is based upon the weighted average number of common shares outstanding excluding returnable shares, and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$47,355	$5,030	$47,514	$24,698

Denominator:
Weighted average common shares outstanding	46,579	44,554	46,219	43,771
Less: Weighted average unvested common shares subject to repurchase	(327)	(102)	(327)	(51)

Total shares; basic	46,252	44,452	45,892	43,720

Effect of dilutive securities
Stock options, unvested restricted stocks and warrants	1,843	3,078	1,912	3,956
Unvested common shares subject to repurchase	327	102	327	51

Total shares; diluted	48,422	47,632	48,131	47,727

Net income per common share; basic	$1.02	$0.11	$1.04	$0.56

Net income per common share; diluted	$0.98	$0.11	$0.99	$0.52

For the three and nine months ended September 30, 2006 and 2005, a total of 2,089,000, 1,726,000, 925,000 and 260,000 common stock options were excluded from the computation of diluted net income per share as they were considered to have an antidilutive effect, respectively.

NOTE 8 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) under which the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values was required. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statement of Operations.

The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Thus, the Company adopted SFAS No. 123(R) in accordance with the modified prospective transition method on January 1, 2006. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Historically, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 and only disclosed the impact of SFAS No. 123 within the footnote disclosures of the Company’s financial statements. Thus, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations as permitted under SFAS No. 123.

In conjunction with the adoption of SFAS No. 123(R), the Company prospectively amended its method of attributing the value of stock-based compensation to expense. Historically, the Company utilized the provisions of FIN No. 28 to recognize the expense associated with equity awards. This method allows for accelerated amortization of stock based compensation expense over the vesting period of the award. As permitted by SFAS No. 123(R), the Company elected the straight-line method of expensing all stock based compensation awarded subsequent to the adoption of SFAS No. 123(R). Thus, compensation expense for all stock-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach under FIN No. 28, while compensation expense for all stock-based payment awards granted on or after January 1, 2006 will be recognized using the straight-line method.

The Company will continue to use the Black-Scholes valuation model to determine the estimated fair value of stock-based awards since this model utilizes the following award attributes to determine the estimated fair value of stock-based awards: fair value at date of grant, exercise price, risk free interest rate, volatility, expected life of the award, forfeiture rate and dividend rate.

The following table depicts the calculations prior to the adoption of the SFAS No. 123(R) (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income - as reported	$5,030	$24,698
Plus: Stock-based employee compensation expense determined under APB Opinion No. 25, included in reported net income, net of tax	10	17
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(5,365)	(11,300)

Net income - as adjusted	$(325)	$13,415

Basic net income per share:
As reported	$0.11	$0.56
As adjusted	$(0.01)	$0.31
Diluted net income per share:
As reported	$0.11	$0.52
As adjusted	$(0.01)	$0.28

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the three and nine months ended September 30, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The following table summarizes stock-based compensation expense related to various operating activities for the three and nine months ended September 30, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenues	$709	$2,319
Research, development & other related costs	334	443
Selling, general & administrative	2,798	8,188

Total stock-based compensation	3,841	10,950
Tax effect on stock-based compensation	(1,001)	(3,007)

Net effect on net income	$2,840	$7,943

Effect on earnings per share:
Basic	$0.06	$0.17
Diluted	$0.06	$0.17

The stock-based compensation expense categorized by various equity components is summarized in the table below (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Employee stock options	$2,878	$8,763
Restricted stock awards	661	1,705
Employee stock purchase plan	302	482

Total stock-based compensation	$3,841	$10,950

During the three and nine months ended September 30, 2006, the Company granted 415,000 and 1,174,000, stock options, respectively. The three and nine months estimated total grant-date fair value of those grants is $7,200,000 and $18,799,000, respectively, before estimated forfeitures. This includes the 156,000 options that were granted in connection with the Company’s acquisition of Digital Optics Corporation in July, 2006. As of September 30, 2006, the unrecorded deferred stock-based compensation costs related to stock options was $23,371,000 before estimated forfeitures and an additional $8,926,000 related to restricted stock awards will be recognized over an estimated weighted average amortization period of 4 years.

The following assumptions have been used to value the options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected life (years)	4.0	3.5	4.0	3.6
Risk-free interest rate	5.1%	4.1%	4.9%	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	40.0%	62.8%	54.2%	64.7%

Under the Employee Stock Purchase Plan (“ESPP”), for the three and nine months ended September 30, 2006, the Company estimated a total purchase of 327,000 and 674,000 shares, respectively, with a per share weighted average fair value of $8.54 and $7.70, respectively. For the three and nine months estimated total grant-date fair value of those shares is $2,795,000 and $5,193,000, respectively. The following assumptions have been used to value the ESPP shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected life (years)	2.0	2.0	2.0	2.0
Risk-free interest rate	5.1%	3.6%	4.9%	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	42.3%	33.0%	42.9%	39.9%

The Company uses third-party analyses to assist in developing the expected life assumption used in its Black-Scholes model. The Company, however, determines its assumptions regarding its volatility and risk-free interest rate. The Company is currently using estimated forfeitures on a quarterly basis and will, in accordance with SFAS No. 123(R), be adjusting the stock-based expense for actual forfeitures at the end of the year. The volatility assumption is based on the blended volatility approach consisting of a combination of the Company’s historical volatility and the volatility of its industry peers, as the Company has insufficient historical data concerning the volatility of its common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

The 2003 Plan

In February 2003, the Board of Directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of September 30, 2006, there were 2,733,000 shares reserved for grant under the 2003 Plan.

Options to purchase 415,000 and 1,174,000 of common stock were granted at a weighted average fair value of $17.36 and $16.01 to employees during the three and nine months ended September 30, 2006 under our 2003 Plan, respectively. As of September 30, 2006, options to purchase 4,516,000 shares of common stock were outstanding.

The activities under all of the Company’s stock options plans are summarized below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	710	4,780	$15.22

Additional shares authorized	100	—	—
Restricted stocks granted	(148)	—	—
Options granted	(251)	251	32.44
Options exercised	—	(625)	5.04
Options canceled	26	(26)	17.09

Balance at March 31, 2006	437	4,380	17.65

Additional shares authorized	3,200	—	—
Restricted stocks granted	(107)	—	—
Restricted stocks canceled	14	—	—
Options granted	(508)	508	28.23
Options exercised	—	(278)	5.22
Options canceled	29	(29)	23.79

Balance at June 30, 2006	3,065	4,581	19.54

Restricted stocks granted	(23)	—	—
Restricted stocks canceled	9	—	—
Options granted	(415)	415	19.14
Options exercised	—	(383)	5.91
Options canceled	97	(97)	15.12

Balance at Sept 30, 2006	2,733	4,516	$20.76

The aggregate intrinsic value in the table below represents the total pretax intrinsic value, based on the Company’s closing stock price of $34.78 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of options exercisable as of September 30, 2006 was 1,837,000. The following table summarizes the ranges of outstanding and exercisable options as of September 30, 2006 (in thousands, except years, per share amounts and aggregate intrinsic value):

	Options Outstanding				Options Vested and Exercisable
Range of exercise prices:	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$0.85-$2.63	691	5.10	$2.02	$22.64	577	2.87	$2.23	$18.77
$3.25-$17.30	810	6.64	9.00	20.89	522	5.66	6.98	14.50
$17.75-$27.5	992	7.99	19.54	15.12	248	8.55	18.43	4.05
$27.90-$32.08	930	9.44	29.20	5.19	171	9.21	29.02	0.99
$32.36-$40.19	1,093	8.70	35.21	—	319	8.83	35.85	—

$0.85-$40.19	4,516	7.78	$20.76	$63.84	1,837	6.06	$14.11	$38.31

Employee Stock Purchase Plan

In August 2003, the Company adopted the Company’s 2003 ESPP, and the Company’s stockholders approved the ESPP in September 2003. The ESPP is designed to allow eligible employees and the eligible employees of participating subsidiaries to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

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

As of September 30, 2006, an aggregate of 425,000 shares were reserved for grant under the ESPP, and an aggregate of 175,000 common shares had been purchased under the ESPP.

NOTE 10 – INCOME TAXES

Income tax provision for the three and nine months ended September 30, 2006 was $33.2 million and $35.0 million, respectively. Income tax provision for both periods is comprised of domestic income tax and foreign withholding tax. Income tax provision for the three and nine months ended September 30, 2005 was $2.9 million and $13.9 million, respectively. The 2005 income tax provision included domestic income tax and foreign withholding tax. The increase in the income tax provision for the three and nine months ended September 30, 2006 is primarily attributable to the increase in the pre-tax income.

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

The Company has elected to use the long form method under which the Company tracks each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical APIC pool (net tax benefit situation).

For the three and nine months ended September 30, 2006, the Company has not recognized a tax benefit to APIC, but will instead make this determination for our fiscal year ending December 31, 2006.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The defendants in this action have asserted affirmative defenses to our patent infringement claims, and some of them have brought related counterclaims alleging that the asserted Tessera patents are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents. The Company cannot predict the outcome of this proceeding. Discovery is ongoing, and trial is currently set for January 28, 2008. An adverse decision in this proceeding could significantly harm its business and financial statements.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, the Company issued a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm its business and financial statements.

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

NOTE 12 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”). In 2006, the Company’s operating segments include Intellectual Property and Services. Intellectual Property segment is primarily composed of Licensing Business and Emerging Markets and Technologies, and Services segment is composed primarily of the Product Division. The Product Division incorporates operational functions that are reported in both Intellectual Property and Services segments. The segments were determined based upon how the chief operating decision maker views and evaluates its operations. In addition to its reportable segments, Corporate Overhead, not a reportable segment, includes certain operating expenses and credits that are not allocated to the operating segments because these operating expenses and credits are not considered in evaluating the operating performance of its business segments.

The following table sets forth our segments revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Intellectual Property Segment	$101,846	$15,274	$142,475	$58,068
Services Segment	8,695	4,470	15,989	12,036
Corporate Overhead	—	—	—	—

Total revenues	110,541	19,744	158,464	70,104

Operating expenses:
Intellectual Property Segment	15,007	5,454	42,604	11,752
Services Segment	10,250	3,556	18,723	10,696
Corporate Overhead	6,377	3,867	18,976	11,464

Total operating expenses	31,634	12,877	80,303	33,912

Operating income (loss)
Intellectual Property Segment	86,839	9,820	99,871	46,316
Services Segment	(1,555)	914	(2,734)	1,340
Corporate Overhead	(6,377)	(3,867)	(18,976)	(11,464)

Total operating income	$78,907	$6,867	$78,161	$36,192

The Company’s revenues are generated from licensees headquartered in the following geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States of America	$41,495	$10,047	$61,708	$29,538
Japan	7,869	5,851	21,651	18,613
Europe	52,238	—	52,238	—
Asia Pacific	8,696	3,846	22,624	21,953
Other	243	—	243	—

	$110,541	$19,744	$158,464	$70,104

NOTE 13 – RELATED PARTY TRANSACTION

In November 2005, the Company engaged in consulting services with a company which is owned 100% by one of the Company’s employees. For the three and nine months ended September 30, 2006, the Company recognized $316,000 and $1,229,000 of consulting expenses, respectively, pursuant to this consulting arrangement.

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

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) our ability to protect and enforce our intellectual property rights, (2) costly legal proceedings that we may have to undertake to enforce or protect our intellectual property rights, (3) our inability to control risks that are inherent in a royalty-based business model, (4) our ability to create and implement new designs to expand our licensable technology portfolio and (5) the other risks set forth under the heading “Risk Factors” in this report. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be, or in the future may prove, inaccurate, and therefore we cannot guarantee the accuracy of such statements. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Tessera disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Tessera is a provider of miniaturization technologies for the electronics industry. We enable improvements in miniaturization and performance by applying our expertise in the electrical, thermal, mechanical and optical properties of materials and interconnect. We develop and license technologies to the electronics industry. Our intellectual property portfolio includes over 950 patents and applications, covering a broad range of advanced semiconductor packaging, interconnect and micro-optics solutions. We license our technology to our customers, enabling them to produce semiconductor chips that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants, video game consoles and mobile phones. By using our technology, we believe that our customers are also able to reduce the time-to-market and development costs of their semiconductors.

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

We generate revenues from:

•	royalties and license fees, which represent the majority of our revenues and consist of royalties on semiconductors shipped by our licensees that employ our patented technologies; and

•	products and services, which we believe utilize or further develop our technology offerings.

Our licensees pay a non-refundable license fee. Revenues from license fees are generally recognized once the license agreement has been executed by both parties. In some instances, we provide training to our licensees under the terms of the license agreement. In such instances the amount of training we provide is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until the training has been provided. The amount of revenues deferred is based on the price we charge for similar services when they are sold separately.

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

From time to time, we receive payments through license negotiations or through the resolution of patent disputes. These license negotiations and dispute resolutions generally include amounts for royalties related to previous periods based on historical production volumes. These amounts are reported as “past production payments revenues” in the statement of operations. Past production payments revenues will vary significantly on a quarterly basis.

Product and service revenues include sales of wafer level and micro-optics products, and engineering product development services for purposes of servicing strategic customers and seeding new markets and engineering services, including related training services. Revenues from product and other services are recognized on a percentage-of-completion or completed contract method of accounting depending on the nature of the project. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the total costs to complete the projects. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues under the completed contract method are recognized upon acceptance by the customer or in accordance with the contract specifications. Revenues from services related to training are recognized as the services are performed.

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia and Europe. For the three and nine months ended September 30, 2006, these revenues accounted for 62.5% and 61.1% of our total revenues, respectively. For the three and nine months ended September 30, 2005, these revenues accounted for 49.1% and 57.9% of our total revenues, respectively. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three and nine months ended September 30, 2006, Micron Technology, Inc. and Qimonda, AG, each accounted for 10% or more of our total revenues. For the three and nine months ended September 30, 2005, Samsung Electronics Co, Ltd. and Texas Instruments, Inc. each accounted for over 10% of total revenues.

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

Effective as of the beginning of 2006 we organized our business units into three operating divisions: the Licensing Business, the Product Division and Emerging Markets and Technologies. These divisions are reported into two segments, Intellectual Property, which consists primarily of our Licensing Business, and Emerging Markets and Technologies and Services, which consists primarily of the Product Division. The Product Division incorporates operational functions that are reported in both our Intellectual Property and Services segments. The segments were determined based upon how our management views and evaluates our operations. Segment information in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 12 of the Notes to Condensed Consolidated Financial Statements included in this report are presented in accordance with the Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information”. In addition to our reportable segments, we also have a Corporate Overhead category that is not a reportable segment. This category includes certain operating expenses and credits that are not allocated to our business segments because these operating expenses and credits are not considered in evaluating the operating performance of our business segments.

Cost of revenues consists primarily of direct compensation, materials, supplies and equipment depreciation costs. Cost of revenues primarily relates to product and service revenues as the cost of revenues associated with intellectual property revenues is de minimis. Consequently, cost of revenues as a percentage of total revenues will vary based on the percentage of our revenues that is attributable to product and service revenues.

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Our research and development is conducted primarily in-house and targets CSP, multi-chip and WLP technology. All research, development and other related costs are expensed as incurred. We believe that a significant level of research, development and other related costs will be required for us to remain competitive in the future. We have increased our research and development personnel to 161 at September 30, 2006 from 78 at September 30, 2005, and expect to continue to increase our research and development personnel in the future.

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for: general management, information technology, finance and accounting personnel; litigation expenses and related fees; facilities costs; and professional services. Our general and administrative expenses are not allocated to other expense line items. We anticipate that our selling, general and administrative expenses will increase as a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, related regulations and ongoing revisions to disclosure and governance practices. Excluding litigation expenses, we expect that as a percentage of revenues, these expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing legal actions, as described below in Part II, Item 1 – Legal Proceedings , and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

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

On January 1, 2006, we adopted SFAS No. 123(R) under which the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under our 2003 ESPP based on estimated fair values was required. SFAS No. 123(R) supersedes our previous accounting under APB No. 25, for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission (SEC) issued SAB No. 107 relating to SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statement of Operations.

We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Thus, we have adopted SFAS No. 123(R) in accordance with the modified prospective transition method on January 1, 2006. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Historically, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 and only disclosed the impact of SFAS No. 123 within the footnote disclosures of our financial statements. Thus, no stock-based compensation expense had been recognized in our Condensed Consolidated Statement of Operations as permitted under SFAS No. 123.

In conjunction with the adoption of SFAS No. 123(R), we prospectively amended our method of attributing the value of stock-based compensation to expense. Historically, we utilized the provisions of FIN No. 28 to recognize the expense associated with equity awards. This method allows for accelerated amortization of stock based compensation expense over the vesting period of the award. As permitted by SFAS No. 123(R), we have elected the straight-line method of expensing all stock based compensation awarded subsequent to the adoption of SFAS No. 123(R). Thus, compensation expense for all stock-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach under FIN No. 28 while compensation expense for all stock-based payment awards granted on or after January 1, 2006 will be recognized using the straight-line method.

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

The volatility assumption is based on the blended volatility approach consisting of a combination of the Company’s historical volatility and the volatility of its industry peers, as the Company has insufficient historical data concerning the volatility if its common stock.

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

We have elected to use the long form method under which we track each award grant on an employee-by-employee basis and on a grant-by-grant basis to determine whether there is a tax benefit situation or tax deficiency situation for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical APIC Pool (net tax benefit situation).

Inventories are stated at the lower of cost or market, cost being determined under the first-in-first-out method. Appropriate consideration is given to obsolescence, excessive levels, determination and other factors in evaluating net realizable value.

Management believes there have been no other significant changes in our critical accounting policies and estimates for the three months ended September 30, 2006 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2005. For a discussion of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Royalty and license fees	23.4%	71.5%	40.9%	56.0%
Past production payments	68.8	5.9	49.0	26.9
Product and Service revenues	7.8	22.6	10.1	17.1

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	5.6	15.5	8.6	13.3
Research, development and other related costs	4.8	10.5	7.9	7.5
Selling, general and administrative	18.2	39.2	34.1	27.6

Total operating expenses	28.6	65.2	50.6	48.4

Operating income	71.4	34.8	49.4	51.6
Other income, net	1.5	5.4	2.8	3.5

Income before taxes	72.9	40.2	52.2	55.1
Income tax provision	30.1	14.7	22.1	19.9

Net income	42.8%	25.5%	30.1%	35.2%

Three and Nine Months Ended September 30, 2006 and 2005

Revenues

Revenues for the three months ended September 30, 2006 were $110.5 million compared with $19.7 million for the three months ended September 30, 2005, an increase of $90.8 million, or 459.9%. Revenues for the nine months ended September 30, 2006 were $158.5 million compared to $70.1 million for the nine months ended September 30, 2005, an increase of $88.4 million or 126.0%. The increase in revenues for the three months ended September 30, 2006 is primarily due to an increase in royalty and license fees of $11.8 million, past production payments of $74.8 million and product and service revenues of $4.2 million. The increase in revenues in the nine months ended September 30, 2006 is primarily due to an increase in royalty and license fees of $25.6 million, past production payments of $58.8 million and product and service revenues of $4.0 million.

Cost and expenses

Cost of Revenues

Cost of revenues primarily relates to product and service revenues as the cost of revenues associated with royalty and license fee revenues is de minimis. For the three months and nine months ended September 30, 2006, cost of revenues represented 71.9% and 85.1%, respectively, of product and service revenues for each associated period. For the three months and nine months ended September 30, 2005, cost of revenues represented 68.4% and 77.3%, respectively, of product and service revenues for each associated period cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues.

Cost of revenues for the three months ended September 30, 2006 were $6.2 million as compared to $3.1 million for the three months ended September 30, 2005, an increase of $3.1 million, or 100.0%. Cost of revenues for the nine months ended September 30, 2006 were $13.6 million, as compared to $9.3 million for the nine months ended September 30, 2005, and increase of $4.3 million, or 46.3%. The majority of the increase in both the three and the nine month period is primarily attributable to increased materials, subcontracting costs, the allocation of more personnel to product and service-related projects, an increase in the number of these projects, an inventory adjustment of $905,000 and stock based compensation expense of $709,000 and $2.3 million, respectively. The inventory adjustment of $905,000 was directly related to the purchase accounting treatment of inventory acquired in our recent acquisition of Digital Optics Corporation in which the inventory value was written up to fair value. Increased material and subcontracting costs related to product and service-related projects also accounted for part of the increase in cost of revenues. For the three and nine months ended September 30, 2006, materials and subcontractor costs totaled $1.6 million and $3.2 million, respectively, as compared to $759,000 and $2.4 million, respectively, for the three months and nine months ended September 30, 2005, an increase of $841,000 and $800,000, respectively, or 116.7% and 32.4%, respectively.

Research, Development and Other Related Costs

Research, development and other related costs for the three and nine months ended September 30, 2006 were $5.3 million and $12.6 million, respectively as compared to $2.1 million and $5.2 million, respectively, for the three and nine months ended September 30, 2005, an increase of $3.2 million and $7.4 million, respectively or 152.4% and 142.3%, respectively. The increase is primarily due to an increase in headcount from a total of 78 at September 30, 2005 to 161 at September 30, 2006, the related compensation expenses, including stock based compensation expense of $334,000 and $443,000, respectively, amortization of intangible assets of $687,000 and $1.2 million, respectively, and costs for our research and development center in Jerusalem of $1.4 million and $4.1 million, respectively, each for the three and nine months ended September 30, 2006.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, therefore we expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative or SG&A expenses for the three and nine months ended September 30, 2006 were $20.1 million and $54.1 million, respectively, as compared to $7.7 million and $19.4 million, respectively, for the three and nine months ended September 30, 2005, an increase of $12.4 million and $34.7 million, or 161.0% and 178.9%, respectively. The increase is primarily attributable to litigation expense of $9.5 million and $25.2 million, stock-based compensation of $2.8 million and $8.2 million for the three and nine months ended September 30, 2006, respectively, as well as our 2006 internal reorganization of personnel and departments to better align our resources to accommodate the needs of our business and our recent acquisition of Digital Optics Corporation. In this effort we have also increased our SG&A headcount by 49 in business development, human resource, finance and legal. The related compensation expense is included in SG&A expenses. Total litigation expenses for the three and nine months ended September 30, 2005 were $2.7 million and $4.6 million, respectively. The increase in litigation is due to our ongoing legal actions, described in Part II, Item 1 – Legal Proceedings. Stock-based compensation for the three and nine months ended September 30, 2005 were $333,000 and $552,000, respectively. The overall increase stock-based compensation is primarily related to our adoption of SFAS No. 123(R), an increase in the number of equity award grants due to our increased headcount and an increase in the issuance of restricted stock

Excluding litigation expenses, we expect that, as a percentage of revenues, our SG&A expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation

On January 1, 2006, we adopted SFAS No. 123(R) under which the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under our 2003 ESPP based on estimated fair values was required. SFAS No. 123(R) supersedes our previous accounting under APB No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statement of Operations.

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

In connection with our acquisition of Digital Optics Corporation in July 2006, we assumed each outstanding unvested option under the Digital Optics Corporation Employee Stock Option Plan. Each of the assumed options was converted to options to purchase Tessera common stock at an exchange ratio of 0.353 shares of Tessera common stock for each Digital Optics Corporation option. The conversion resulted in the grant of 156,000 options for the purchase of Tessera common stock.

Stock-based compensation for the three months ended September 30, 2006 was $3.8 million, of which $2.9 million related to employee stock options, $661,000 related to issuances of shares of restricted stock and $302,000 related to employee stock purchases through our 2003 ESPP. For the nine months ended September 30, 2006 stock-based compensation was $11.0 million, of which $8.8 million related to employee stock options, $1.7 million related to issuances of shares of restricted stock and $482,000 related to employee stock purchases through our 2003 ESPP. Stock-based compensation for the three and nine months ended September 30, 2005 was $525,000 and $840,000, respectively. The overall increase is primarily related to the application of SFAS No. 123(R), an increase in grants due to an increase in headcount, an increase in the issuance of restricted stock and an increase in expense related to the ESPP. As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $23.4 million before estimated forfeitures and an additional $8.9 million related to restricted stock awards will be recognized over an estimated weighted average amortization period of 4 years.

Other Income, Net

Other income, net for the three and nine months ended September 30, 2006 was $1.7 million and $4.4 million, respectively as compared to $1.1 million and $2.4 million, for the three and nine months ended September 30, 2005, respectively. The increase is primarily related to income earned on higher cash balances as a result of positive cash flow generated from operations. Our cash balance at September 30, 2006 was $156.8 million as compared to $127.6 million at December 31, 2005.

Provision for Income Taxes

Income tax provision for the three and nine months ended September 30, 2006 was $33.2 million and $35.0 million, respectively. Income tax provision for both periods is comprised of domestic income tax and foreign withholding tax. Income tax provision for the three and nine months ended September 30, 2005 was $2.9 million and $13.9 million, respectively. The 2005 income tax provision included domestic income tax and foreign withholding tax. The increase in the income tax provision for the three and nine months ended September 30, 2006 is primarily attributable to the increase in the pre-tax income.

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

For the three and nine months ended September 30, 2006 we have not recognized a tax benefit to APIC, but will instead make this determination for our fiscal year ending December 31, 2006.

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

The Product Division incorporates operational functions that are reported in both the Intellectual Property and Services segments.

The following table sets forth our segments revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Intellectual Property Segment	$101,846	$15,274	$142,475	$58,068
Services Segment	8,695	4,470	15,989	12,036
Corporate Overhead	—	—	—	—

Total revenues	110,541	19,744	158,464	70,104

Operating expenses:
Intellectual Property Segment	15,007	5,454	42,604	11,752
Services Segment	10,250	3,556	18,723	10,696
Corporate Overhead	6,377	3,867	18,976	11,464

Total operating expenses	31,634	12,877	80,303	33,912

Operating income (loss)
Intellectual Property Segment	86,839	9,820	99,871	46,316
Services Segment	(1,555)	914	(2,734)	1,340
Corporate Overhead	(6,377)	(3,867)	(18,976)	(11,464)

Total operating income	$78,907	$6,867	$78,161	$36,192

The revenues and operating income (loss) amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the U.S. applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three and nine months ended September 30, 2006, corporate overhead expenses were $6.4 million and $19.0 million, respectively, compared to $3.9 million and $11.5 million for the three and nine months ended September 30, 2005, respectively. The increase in 2006 is primarily attributable to stock-based compensation of $1.8 million and $5.3 million, for the three and nine months ended September 30, 2006 respectively, an increase in headcount of seven and the related compensation expense.

Intellectual Property Segment

Intellectual property revenues for the three months ended September 30, 2006 were $101.8 million as compared to $15.3 million for the three months ended September 30, 2005, an increase of $86.6 million or 566.8%. The increase of $86.6 million is primarily attributable to an increase in royalty and license fees of $11.8 million and an increase in past production payments of $74.8 million. The increase in royalty and license fees is attributable to an increase of $7.0 million from existing customers and $4.8 million from new customers. The increase in past production payments is due to resolution of negotiations with three customers totaling $76.0 million in the three months ended September 30, 2006 compared to resolution of negotiations with one customer totaling $1.2 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006 intellectual property revenues were $142.5 million as compared to $58.1 million for the nine months ended September 30, 2005, an increase of $84.4 million or 145.4%. The increase of $84.4 million consists of an increase of $19.7 million and $5.9 million in royalty and license fees from existing customers and new customers, respectively, and an increase of $58.8 million in past production payments. The increase of $58.8 million in past production payments revenue is primarily due to negotiated resolutions with three customers totaling $77.6 million in the nine months ended September 30, 2006 compared to resolution of negotiations with five customers totaling $18.8 million for the nine months ended September 30, 2005.

Operating expenses for the three months ended September 30, 2006 were $15.0 million. These expenses consisted of cost of revenues of $6,000, research, development and other related costs of $2.7 million and SG&A costs of $12.3 million. Included in the research, development and other related costs were $1.4 million in costs related to our research and development center in Jerusalem. SG&A costs included $790,000 in stock-based compensation and $9.5 million in litigation expense. For the nine months ended September 30, 2006, operating expenses were $42.6 million. These expenses consisted of $43,000 in cost of revenues, $9.5 million in research, development and other related costs and $33.1 million in SG&A. Included in research, development and other related costs were $4.1 million in costs related to our research and development center in Jerusalem. SG&A costs included $2.4 million in stock-based compensation and $25.2 million in litigation expense. Operating expenses for the three months and nine months ended September 30, 2005 were $5.5 million and $11.8 million, respectively. For the three months ended September 30, 2005, operating expenses of $5.5 million consisted of $13,000 in cost of revenues, $1.8 million in research, development and other related costs and $3.6 million in SG&A. For the nine months ended September 30, 2005, operating expenses of $11.8 million consisted of $52,000 in cost of revenues, $4.6 million in research, development and other related costs and $7.2 million in SG&A. Included in the SG&A expenses for the three and nine months ended September, 2005 are litigation costs of $2.7 million and $4.6 million, respectively. The overall increase of $9.5 million and $30.8 million in the three and nine months ended September 30, 2006, respectively, over the three and nine months ended September 30, 2005, respectively, is primarily due to increased research, development and other related costs of $914,000 and $4.9 million, respectively and increased SG&A of $8.7 million and $25.9 million, respectively. The increase in SG&A for the three and nine months ended September 30, 2006 was primarily attributable to the increase in litigation costs of $6.8 million and $20.6 million, respectively. We expect that litigation costs will become a material portion of the Intellectual Property segment’s SG&A in future periods, and may increase significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1 – Legal Proceedings below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three and nine months ended September 30, 2006 was $86.8 million and $99.9 million, respectively, as compared to $9.8 million and $46.3 million for the three and nine months ended September 30, 2005, respectively, an increase of $77.0 million or 785.7% and $53.6 million or 115.8%, respectively. The overall increase for the three and nine months ended September 30, 2006 is primarily due to increased royalty and license fees and past production payments of $86.6 million and $84.4 million, respectively.

Services Segment

Product and service revenues for the three and nine months ended September 30, 2006 were $8.7 million and $16.0 million, respectively, as compared to $4.5 million and $12.0 million for the three and nine months ended September 30, 2005, respectively, an increase of $4.2 million or 94.5% and $4.0 million or 32.8%, respectively. The overall increase in the three and nine months ended September 30, 2006 is primarily due to the increase in commercial related products and services of $4.3 million and $5.4 million, respectively, offset by a decrease in government related contracts of $110,000 and $757,000, respectively.

Operating expenses for the three months and nine months ended September 30, 2006 were $10.3 million and $18.7 million, respectively as compared to $3.6 million and $10.7 million, for the three and nine months ended September 30, 2005, respectively, an increase of $6.7 million, or 186.1%, and $8.0 million, or 74.8%, respectively. For the three and nine months ended September 30, 2006, operating expenses consisted of cost of revenues of $6.2 million and $13.6 million, respectively, research, development and other related costs of $2.6 million and $3.1 million, respectively and SG&A of $1.4 million and $2.1 million, respectively. Included in these costs were $1.2 and $3.1 million in stock-based compensation costs for the three and nine months ended September 30, 2006, respectively. For the three months ended September 30, 2005, operating expenses of $3.6 million consisted of $4.1 million in cost of revenues and $257,000 in SG&A, offset by a credit to research, development and other related costs of $772,000. Included in these costs was $196,000 in stock-based compensation costs. For the nine months ended September 30, 2005 operating expenses of $10.7 million consisted of $9.3 million in cost of revenues, $568,000 in research, development and other related costs and $871,000 in SG&A. These costs included $218,000 in stock-based compensation costs.

Operating loss for the three months and nine months ended September 30, 2006 was $1.6 million and $2.7 million, respectively, as compared to operating income of $914,000 and $1.3 million, for the three and nine months ended September 30, 2005, respectively. The decrease of $2.5 million and $4.0 million, respectively, in the three and nine months ended September 30, 2006 is primarily due to the increase in stock-based compensation costs of $1.0 million and $2.9 million, respectively and an inventory adjustment of $905,000. The inventory adjustment of $905,000 was directly related to the purchase accounting treatment of inventory acquired in our recent acquisition of Digital Optics Corporation in which the inventory value was written up to fair value.

Liquidity and Capital Resources

Cash and cash equivalents were $156.8 million at September 30, 2006, an increase of $29.2 million from $127.6 million at December 31, 2005. The increase was primarily the result of $76.9 million in cash provided by operating activities and $8.5 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, offset by $56.2 million net cash used in investing activities.

Net cash provided by operating activities for the nine months ended September 30, 2006 of $76.9 million was attributable to net income of $47.5 million, adjusted for non-cash items of depreciation, amortization and stock-based compensation of $4.7 million and $11.0 million, respectively, a decrease in inventory of $655,000 and an increase in deferred revenue and income taxes payable of $529,000 and $31.4 million, respectively. The increase was partially offset by an increase in accounts receivable of $1.5 million, an increase in prepaid and other assets of $12.0 million, and a decrease in accounts payable and accrued liabilities of $577,000 and $4.4 million respectively. The increase in depreciation and amortization of $4.7 million is primarily due to the amortization of certain intangible assets purchased in the prior year from North Corporation, amortization of certain tangible and intangible assets of Shellcase, Ltd. and Digital Optics Corporation. The increase of $11.0 million in stock-based compensation is attributable to the adoption of SFAS No. 123(R) on January 1, 2006. The decrease in accounts payable and accrued liabilities is primarily due to the timing of cash disbursements on vendor invoices.

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

Net cash used in investing activities for the nine months ended September 30, 2006 was $56.2 million consisting of $54.5 million net of cash for the acquisition of Digital Optics Corporation and $1.7 million of property and equipment purchases. In July 2006 we completed our acquisition of Digital Optics Corporation in which we acquired $25.5 million and $29.0 million in tangible and intangible assets net of cash, respectively.

Net cash used in investing activities in the nine months ended September 30, 2005 was $9.0 million, and was primarily attributable to the purchase of property and equipment of $3.0 million and intangible assets of $6.1 million, respectively. For the amount of $6.0 million, we entered into a number of new agreements with North in May 2005, which included the acquisition of 100% ownership of all US patents/applications filed by North, joint ownership of patents/applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North.

Net cash provided by financing activities in the nine months ended September 30, 2006 of $8.5 million was primarily due to the net proceeds from the issuance of common stock under out stock option and employee stock purchase plans.

Net cash provided by financing activities in the nine months ended September 30, 2005 of $10.8 million, was primarily attributable to net proceeds from the issuance of common stock under our stock option and employee stock purchase plans.

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

Contractual Cash Obligations

As of September 30, 2006, the following sets forth our minimum commitments under operating leases, most of which result from a facilities lease:

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating Lease Obligations	$3,092	$687	$1,370	$1,035	$—

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may invest in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. Currently, we are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective such that the information relating to Tessera, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission or SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Tessera’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The defendants in this action have asserted affirmative defenses to our patent infringement claims, and some of them have brought related counterclaims alleging that the Tessera patents at issue are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents. We cannot predict the outcome of this proceeding. Discovery is ongoing, and trial is currently set for January 28, 2008. An adverse decision in this proceeding could significantly harm our business and financial statements.

Tessera, Inc. v. Amkor Technology, Inc.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, on March 2, 2006, we issued a request for arbitration with Amkor Technology, Inc., or Amkor, regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. We cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm our business and financial statements.

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

Item 1A. Risk Factors

We are currently in litigation involving some of our key patents, and any court invalidation or limitation of our key patents, in any current or future litigation, could significantly harm our business.

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. If any of these key patents are invalidated, or if a court limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting loss in license fees and royalties could significantly harm our business. As discussed above in Part II, Item 1 - Legal Proceedings, the Company is currently involved in legal proceedings involving some of its key patents. Any adverse rulings relating to the infringement, validity or enforceability of these key patents could significantly harm our business.

We are currently, and may in the future be involved in material litigation with our licensees, potential licensees or strategic partners, which could harm our business.

Our current legal actions, as described above in Part II, Item 1— Legal Proceedings, are examples of significant disputes and litigation that impact our business. Any similar dispute in the future could cause an existing licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the licensee or strategic partner on both business and technical levels. Any litigation stemming from such a dispute could be very expensive and may reduce or eliminate our profits. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation. We are not able to predict the outcome of any of our legal actions and an adverse decision in any of our legal actions could significantly harm our business and financial statements. Moreover, even if we settle our legal actions, significant contingencies will exist to their final resolution, including our receipt of any payments owed and the dismissal of the legal action by the relevant court, all of which are not completely within our control.

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

In certain instances, we attempt to obtain patent protection for portions of our intellectual property, and our license agreements typically include both issued patents and pending patent applications. If we fail to obtain patents or if the patents issued to us do not cover all of the claims included in our patent applications, others could use portions of our intellectual property without the payment of license fees and royalties. We also rely on trade secret laws rather than patent laws to protect other portions of our proprietary technology. However, trade secrets can be difficult to protect. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants and customers. We cannot be certain that these contracts have not been and will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we fail to use these mechanisms to protect our intellectual property, or if a court fails to enforce our intellectual property rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.

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

In the past we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We currently are involved in litigation regarding our intellectual property rights, as described above in Part II, Item 1 – Legal Proceedings, and we expect to be involved in similar litigation in the future. Litigation is inherently uncertain and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our business. Whether or not determined in our favor or settled by us, litigation is costly and diverts our managerial, technical, legal and financial resources from our business operations.

The costs associated with the legal proceedings in which we are involved can be substantial and specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.

As described above in Part II, Item 1 – Legal Proceedings, we are currently involved in legal proceedings against a number of different companies. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional companies at any time, which would increase our aggregate litigation costs and could adversely affect our operating results.

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

If Congress changes the patent laws, we could be adversely impacted.

Tessera relies on the uniform and historically consistent application of United States patent laws and regulations. Congress is currently considering modifying the US patent laws, and the Patent and Trademark Office is considering modifying certain regulations related to obtaining patent protection. Some of these modifications may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or a payment of royalties. These changes could have a deleterious affect on our licensing program and, therefore, the royalties we receive.

We could experience losses due to product liability claims.

We sell products that may subject us to product liability claims in the future. Although we carry liability insurance in amounts that we believe are appropriate, product liability claims can be costly and any future product liability claim made against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. A product liability claim in excess of our insurance policies could have a material adverse effect on our business, financial condition and results of operations. Even if a product liability loss is covered by our insurance policies, such policies contain substantial retentions and deductibles that we would be required to pay. The payment of retentions or deductibles for a significant amount of claims could have a material adverse effect on our business, financial condition and results of operations.

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

We receive a significant amount of our revenues from a limited number of customers. For the three months and nine months ended September 30, 2006, revenues from Micron Technology, Inc. accounted for 27% and 19% of total revenues, respectively, Qimonda, AG accounted for 36% and 25% of total revenues, respectively. In the three months and nine months ended September 30, 2005, revenues from Samsung Electronics accounted for 13% and 22% of total revenue, respectively, and revenues from Texas Instruments, Inc., accounted for 19% and 17% of total revenue, respectively. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers or if our revenues from them decline, our revenues may decrease substantially.

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

We have performed the system and process evaluation and testing required for compliance with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). While we have implemented the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our future evaluations or as to the results of the evaluations. Additionally, there are no assurances that we will be able to continue to comply with the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion in any given period.

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

Failure by the semiconductor industry to adopt next generation high performance DRAM chips that utilize our packaging technology would significantly harm our business.

To date, our packaging technology has been used by several companies for high performance DRAM chips. For example, packaging using our technology is used for Double-Data-Rate two (“DDR2”) DRAM and we currently have licensees, including Samsung, Electronics, Co., Ltd., Qimonda AG, Hynix Semiconductor Inc. and Micron Technology, Inc., who are paying royalties for DRAM chips in advanced packages.

DRAM manufacturers are also currently developing next generation high performance DRAM chips, including next generation of DDR referred to as DDR3 and DDR4, to meet increasing speed and performance requirements of electronic products. We believe that these next generation, high performance DRAM chips will require advanced packaging technologies such as CSP.

We anticipate that royalties from shipments of these next generation, high performance DRAM chips packaged using our technology may account for a significant percentage of our future revenues. If semiconductor manufacturers do not continue to adopt next generation, high performance DRAM packages using our technology and find an alternate viable packaging technology for use with next generation high performance DRAM chips, or if we do not receive royalties from next generation, high performance DRAM chips that use our technology, our future revenues could be adversely affected.

Our technology may be too expensive for certain next generation high performance DRAM manufacturers, which could significantly reduce the adoption rate of our packaging technology in next generation high performance DRAM chips. Even if our package technology is selected for at least some of these next generation high performance DRAM chips, there could be delays in the introduction of products utilizing these chips that could materially affect the amount and timing of any royalty payments that we receive. Other factors that could affect adoption of our technology for next generation high performance DRAM products include delays or shortages of materials and equipment and the availability of testing services.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through November 12, 2024. We need to develop and patent successful innovations before our current patents expire and our failure to do so could significantly harm our business.

If we do not successfully license the technologies we acquire, our competitive position could be harmed and our operating results adversely affected.

We also attempt to expand our licensable technology portfolio and technical expertise by acquiring technology or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technology to others. However, we may not be able to acquire or obtain rights to licensable technology in a timely manner or upon commercially reasonable terms. Even if we do acquire such rights, some of the technologies we are investing in are commercially unproven and may not be adopted or accepted by the industry. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future packaging needs of the semiconductor, consumer and communication electronics industries. Our failure to acquire new technologies that are commercially viable in the semiconductor, consumer and communication electronics industries could significantly harm our business.

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

Some of our license agreements convert to fully paid-up licenses at the expiration of their terms, either automatically or if the licensee exercises an option to extend the term for an additional royalty payment. We will not receive further royalties from licensees for any licensed technology, under fully paid-up licenses and such licensees will be entitled to continue using our technology under the terms of such license agreements, even if relevant patents are still in effect. A significant conversion of our license agreements to fully paid-up licenses could materially harm our results of operations following such conversion.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia and Europe. For the three and nine months ended September 30, 2006, these revenues accounted for 62.2% and 60.9% of our total revenues, respectively. For the three and nine months ended September 30, 2005, these revenues accounted for 49.1% and 57.9% of our total revenues, respectively. International operations are subject to a number of risks, including the following:

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

We have made several acquisitions and it is our current plan to acquire companies and technologies that we believe are strategic to our future business. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

In July 2006, we completed our acquisition of Digital Optics Corporation, a company based in Charlotte, North Carolina, and in December 2005, we completed our acquisition of certain equipment, intellectual property and other intangible assets from Shellcase, Ltd., a company based in Israel. These acquisitions are subject to a number of risks, including the following:

•	Either acquisition could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, either acquisition could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred.

•	Following completion of these acquisitions, we may uncover additional liabilities or unforeseen expenses not discovered during our diligence process. Any such additional liabilities or expenses could result in significant unanticipated costs not originally estimated and may harm our financial results. Impairment charges of acquired assets and goodwill.

•	The integration of Digital Optics Corporation and of the Shellcase Ltd. assets will be a time consuming and expensive process that may disrupt our operations if it is not completed in a timely and efficient manner. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits from either acquisition.

•	We have incurred substantial direct transaction costs as a result of these acquisitions and anticipate incurring substantial additional costs to support the integration of Digital Optics Corporation and the assets of Shellcase Ltd. The total cost of the integration may exceed our expectations.

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, we may not be able to execute our business strategy effectively.

Our success depends, in large part, on the continued contributions of our key management, engineering, sales and marketing, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. In particular, the services of Dr. McWilliams, our President, Chief Executive Officer and the Chairman of our Board of Directors, who has led our company since May 1999 and has been the Chairman of our board of directors since February 2002, are very important to our business. None of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. For example, our chief financial officer has been with us for less than 12 months. Our future success will depend to a significant extent on the ability of our management team to work together effectively.

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

We have historically used stock options and other forms of stock-based compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. In accordance with Financial Accounting Standards Board Statement 123R, “Share-Based Payment,” we began recording charges to earnings for stock-based payments on January 1, 2006. As a result, we have incurred increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant stock-based payments to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

Our corporate headquarters is located in California and, as a result, is subject to catastrophes and natural disasters.

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

Our research and development facility in Jerusalem, Israel may be subject to risks that may limit our ability to design, develop, test or market certain technologies, which could in turn have an adverse effect on our results of operations and financial condition, including:

•	security concerns, including crime, political instability, terrorist activity, armed conflict and civil or military unrest;

•	local business and cultural factors that differ from our normal standards and practices in the United States;

•	regulatory requirements and prohibitions that differ between jurisdictions;

•	differing employment practices and labor issues

•	limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers; and

•	natural disasters.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, have created uncertainty for companies. These laws, regulations and standards are often subject to varying interpretations. As a result, their application in practice may evolve as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result of our efforts to comply with evolving laws, regulations and standards, we have increased and will likely continue to increase general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Our efforts to comply with Section 404 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger dated as of July 7, 2006 among Tessera Technologies, Inc., Dalton Acquisition Corp., Digital Optics Corporation and Carolinas Capital Corp., (filed as Exhibit 2.1 to Tessera’s Current Report on Form 8-K filed on July 10, 2006, and incorporated herein by reference)

3.1*	Restated Certificate of Incorporation

3.2*	Restated Bylaws

10.1	TCC License Agreement, dated July 21, 2006, among Tessera Technologies, Inc. and certain of its affiliates and Micron Technology, Inc and certain of its affiliates (filed as Exhibit 10.1 to Tessera’s Current Report on Form 8-K filed on July 21, 2006, and incorporated herein by reference)

10.2	Infineon TCC License Agreement, by and between Tessera Technologies, Inc. and Infineon Technologies AG, dated as of July 1, 2006 (filed as Exhibit 10.1 to Tessera’s Current Report on Form 8-K/A filed on August 7, 2006, and incorporated herein by reference)

10.3	Qimonda TCC License Agreement, by and between Tessera Technologies, Inc. and Qimonda AG, dated as of July 1, 2006 (filed as Exhibit 10.2 to Tessera’s Current Report on Form 8-K/A filed on August 7, 2006, and incorporated herein by reference)

10.4	Employment Letter, by and between Tessera, Inc. and Charles A. Webster, dated August 7, 2006 (filed as Exhibit 10.1 to Tessera’s Current Report on Form 8-K filed on August 29, 2006, and incorporated herein by reference)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2006

Tessera Technologies, Inc.

By:	/s/ Charles A. Webster
Charles A. Webster
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger dated as of July 7, 2006 among Tessera Technologies, Inc., Dalton Acquisition Corp., Digital Optics Corporation and Carolinas Capital Corp., (filed as Exhibit 2.1 to Tessera’s Current Report on Form 8-K filed on July 10, 2006, and incorporated herein by reference)

3.1*	Restated Certificate of Incorporation

3.2*	Restated Bylaws

10.1	TCC License Agreement, dated July 21, 2006, among Tessera Technologies, Inc. and certain of its affiliates and Micron Technology, Inc and certain of its affiliates (filed as Exhibit 10.1 to Tessera’s Current Report on Form 8-K filed on July 21, 2006, and incorporated herein by reference)

10.2	Infineon TCC License Agreement, by and between Tessera Technologies, Inc. and Infineon Technologies AG, dated as of July 1, 2006 (filed as Exhibit 10.1 to Tessera’s Current Report on Form 8-K/A filed on August 7, 2006, and incorporated herein by reference)

10.3	Qimonda TCC License Agreement, by and between Tessera Technologies, Inc. and Qimonda AG, dated as of July 1, 2006 (filed as Exhibit 10.2 to Tessera’s Current Report on Form 8-K/A filed on August 7, 2006, and incorporated herein by reference)

10.4	Employment Letter, by and between Tessera, Inc. and Charles A. Webster, dated August 7, 2006 (filed as Exhibit 10.1 to Tessera’s Current Report on Form 8-K filed on August 29, 2006, and incorporated herein by reference)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.