Form 10-K/A
period 2006-12-31
TESSERA TECHNOLOGIES INC
filed 2007-03-21
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing Amendment No. 1 (this “Amendment”) to the Tessera Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K”), which was originally filed on March 1, 2007, to amend Part II, Item 8 of our 10-K. The sole purpose of the amendment is to correct certain typographical errors in the historical effective tax rate reconciliation table set forth under Note 11—Income Taxes of the Notes to Consolidated Financial Statements. The correct tabular data is contained in the financial statements filed herewith. No other revisions or amendments have been made to Part II, Item 8 or to any other portion of our 10-K. This Amendment does not reflect events occurring after March 1, 2007, the date of the original filing of our 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2006 and 2005 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, including their attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting are included in this Annual Report on Form 10-K on pages F-1 through F-32 and are incorporated by reference into this Item 8. Supplementary financial data for each quarter in the years ending December 31, 2006 and 2005 are incorporated above in Item 7.

PART IV

Item 15.	Financial Statement Schedules, Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

(b) Exhibits:

The following documents are incorporated by reference or included in this report.

Exhibit Number	Exhibit Title
2.1	Asset Purchase Agreement, dated October 31, 2005, by and between registrant and Shellcase, Ltd., an Israeli company (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on November 1, 2005, and incorporated herein by reference)

2.2	Agreement and Plan of Merger, dated as of July 7, 2006, among Tessera Technologies, Inc., Dalton Acquisition Corp., Digital Optics Corporation and Carolinas Capital Corp. (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on July 10, 2006, and incorporated herein by reference)

2.3	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporate herein by reference)

3.1*	Restated Certificate of Incorporation

3.2*	Restated Bylaws

4.1*	Specimen Common Stock Certificate

1

Exhibit Number	Exhibit Title
4.2*	Registration Rights Agreement, dated as of January 31, 2003, by and among registrant and the stockholders party thereto

4.3*	Warrant to purchase 6,666 shares of Series E 10% Cumulative Convertible Preferred Stock, issued on December 15, 1999 to Transamerica Business Credit Corp.

4.4*	Form of warrants to purchase an aggregate of 251,987 shares of Common Stock, issued on February 4, 2000 and July 1, 2000.

10.1*	Form of Indemnification Agreement between registrant and each of its directors and executive officers

10.2*	1991 Stock Option Plan

10.3*	Amended and Restated 1996 Stock Plan

10.4*	1999 Stock Plan

10.5	Third Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on May 23, 2006, and incorporated herein by reference)

10.6*	2003 Employee Stock Purchase Plan

10.7†*	TCC Master License Agreement, dated as of July 7, 1994, by and between Tessera, Inc. and Hitachi Limited.

10.8†*	Addendum to TCC Master License Agreement, dated as of January 31, 1997, by and between Tessera, Inc. and Hitachi Limited.

10.9†*	Letter Amendment to TCC Master License Agreement, dated as of September 23, 2002, by and between Tessera, Inc. and Hitachi Limited.

10.10*	Letter Amendment to TCC Master License Agreement, dated as of February 18, 2003, by and between Tessera, Inc. and Hitachi Limited.

10.11†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation

10.12*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation

10.13†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.14†*	TCC License Agreement, dated as of May 17, 1997, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.15†*	First Addendum to Limited TCC License Agreement, dated as of November 4, 1998, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.16*	Second Addendum to TCC License Agreement, dated as of June 1, 2001, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.17†*	TCC Patent License Agreement, dated as of January 22, 2003, by and between Tessera, Inc. and Seiko Epson Corporation

10.18†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.19†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

2

Exhibit Number	Exhibit Title

10.20†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments, Inc.

10.21**	Lease, dated as of April 1, 1995, by and between Tessera, Inc. and PNB Investors

10.22*	Agreement to Exercise Option to Renew, dated as of April 1, 2000, by and between Tessera, Inc. and PNB Investors

10.23+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Bruce M. McWilliams

10.24+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Nicholas J. Colella

10.25+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Michael A. Forman

10.26+*	Change of Control Agreement, dated as of November 19, 2001, by and between Tessera, Inc. and Christopher M. Pickett

10.27+*	Employment Offer Letter, dated as of February 13, 2002, by and between Tessera, Inc. and Kirk E. Flatow

10.28†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

10.29	First Amendment to Lease, dated as of May 28, 2004, by and between Tessera, Inc. and The Horton 1992 Living Trust Dated November 20, 1992 (filed as Exhibit 10.30 to registrant’s Annual Report on Form 10-K, filed on March 16, 2005, and incorporated herein by reference).

10.30+	Restricted Stock Award Agreement, dated as of December 13, 2004, by and between registrant and Robert Boehlke (filed as Exhibit 4.1 to registrant’s Current Report on Form 8-K, filed on December 16, 2004, and incorporated herein by reference)

10.31+	Employment Offer Letter, dated as of December 20, 2004, by and between registrant and Al Joseph (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on December 23, 2004, and incorporated herein by reference)

10.32+	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2005 and incorporated herein by reference)

10.33	Restated TCC License Agreement, dated as of January 1, 2005, by and between registrant and Samsung Electronics Co., Ltd., (filed as Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2005 and incorporated herein by reference)

10.34+	Agreement, dated April 4, 2005, by and between registrant and D. James Guzy (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on April 5, 2005, and incorporated herein by reference)

10.35+	Employment Letter, dated January 25, 2005, by and between registrant and C. Liam Goudge (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on April 11, 2005, and incorporated herein by reference)

10.36+	Letter Agreement, dated February 1, 2006, by and between registrant and Michael Forman (filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K, filed on February 1, 2006, and incorporated herein by reference)

10.37+	Employment Letter, dated February 2, 2006, by and between registrant and Michael Bereziuk (filed as Exhibit 10.1 to registrant’s Current Report on form 8-K, filed on March 3, 2006, and incorporated herein by reference)

3

Exhibit Number	Exhibit Title

10.38	TCC License Agreement, dated July 21, 2006, among Tessera Technologies, Inc, and certain of its affiliates and Micron Technology, Inc. and certain of its affiliates (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on July 21, 2006, and incorporated herein by reference)

10.39	TCC License Agreement, by and between Tessera Technologies, Inc. and Infineon Technologies AG, dated as of July 1, 2006 (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

10.40	TCC License Agreement, by and between Tessera Technologies, Inc. and Qimonda AG, dated as of July 1, 2006 (filed as Exhibit 10.2 to registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

10.41	Employment Letter, by and between Tessera, Inc. and Charles A. Webster, dated August 7, 2006 (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on August 29, 2006, and incorporated herein by reference)

21.1***	List of subsidiaries

23.1***	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

†	Confidential treatment has been granted as to certain portions of this agreement.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

**	Filed as Exhibit 10.24 to Tessera, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-45190), filed on September 5, 2000, and incorporated herein by reference.

***	Filed as Exhibits to Tessera Technologies Inc.’s Form 10-K, filed on March 1, 2007, and incorporated herein by reference.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2007

TESSERA TECHNOLOGIES, INC.

By:	/S/ BRUCE M. MCWILLIAMS
Bruce M. McWilliams President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE M. MCWILLIAMS Bruce M. McWilliams	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2007

/S/ CHARLES A. WEBSTER Charles A. Webster	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/S/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	March 15, 2007

/S/ JOHN B. GOODRICH John B. Goodrich	Director	March 15, 2007

/S/ DAVID NAGEL David Nagel	Director	March 15, 2007

/S/ AL S. JOSEPH Al S. Joseph	Director	March 15, 2007

/S/ HENRY R. NOTHHAFT Henry R. Nothhaft	Director	March 15, 2007

/S/ ROBERT A. YOUNG Robert A. Young	Director	March 15, 2007

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

Deferred tax assets are related to the following (in thousands):

	December 31,
	2006	2005
Net operating loss carryforwards	$13,045	$46,516
Credits	623	8,286
Expenses not currently deductible	3,734	3,334
Capitalized research and development costs	424	647

Gross deferred tax assets	17,826	58,783
Valuation allowance	(482)	(47,611)

Net deferred tax assets	$17,344	$11,172

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective rate is as follows:

	December 31,
	2006	2005	2004
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	5.6%	5.8%	5.8%
Stock-based compensation	1.6%	0.0%	-18.3%
True-up of prior year taxes and other	0.3%	0.3%	2.1%
Foreign withholding tax	4.3%	8.4%	4.7%
Credits	-7.1%	-13.6%	-4.3%
Foreign losses not benefited	1.9%	0.0%	0.0%
Others	-0.1%	0.0%	-86.9%

Total	35.9%	35.9%	-61.9%

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