Form 10-Q
period 2007-03-31
TESSERA TECHNOLOGIES INC
filed 2007-05-11
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 8, 2007, 47,922,915 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and shares)

(unaudited)

	March 31, 2007	December 31, 2006
		(audited)
ASSETS
Current assets:
Cash and cash equivalents	$204,259	$194,076
Accounts receivable, net	14,311	6,783
Inventories	1,843	1,548
Short term deferred tax assets	4,814	4,814
Other current assets	1,997	13,434

Total current assets	227,224	220,655

Property and equipment, net	25,880	24,705
Intangible assets, net	57,032	27,529
Goodwill	35,425	35,425
Long term deferred tax assets	1,133	12,530
Other assets	571	444

Total assets	$347,265	$321,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,870	$3,895
Accrued legal fees	3,993	3,166
Accrued liabilities	5,597	7,350
Deferred revenue	620	646
Income tax payable	8,247	376

Total current liabilities	22,327	15,433

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock: $0.001 par value; 150,000 shares authorized; 47,640 and 47,214 shares issued and outstanding	48	47
Additional paid-in capital	253,007	245,019
Retained earnings	71,883	60,789

Total stockholders’ equity	324,938	305,855

Total liabilities and stockholders’ equity	$347,265	$321,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Royalty and license fees	$35,708	$19,372
Past production payments	1,748	223
Product and service revenues	9,363	4,069

Total revenues	46,819	23,664

Operating expenses:
Cost of revenues	4,702	3,432
Research, development and other related costs	8,353	3,876
Selling, general and administrative	16,154	13,870

Total operating expenses	29,209	21,178

Operating income	17,610	2,486
Other income, net	2,758	1,205

Income before taxes	20,368	3,691
Provision for income taxes	9,274	2,320

Net income	$11,094	$1,371

Basic and diluted net income per share:
Net income per share; basic	$0.24	$0.03

Net income per share; diluted	$0.23	$0.03

Weighted average number of shares used in per share calculations; basic	47,001	45,432

Weighted average number of shares used in per share calculations; diluted	48,749	47,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$11,094	$1,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,858	1,240
Loss (gain) on disposal of fixed assets	2	(8)
Stock-based compensation	3,681	3,778
Gross tax windfall from stock-based compensation	281	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(7,401)	(1,964)
Inventories	(295)	—
Deferred income tax, net	(20)	—
Other assets	11,313	(2,099)
Accounts payable	(322)	(768)
Accrued legal fees	827	—
Accrued liabilities	(2,133)	576
Deferred revenue	(26)	349
Income tax payable	7,871	—

Net cash provided by operating activities	27,730	2,475

Cash flows from investing activities:
Purchases of property and equipment	(2,036)	(314)
Proceeds from sale of fixed assets	1	8
Acquisitions, net of cash acquired	(19,539)	100

Net cash used in investing activities	(21,574)	(206)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	(281)	—
Proceeds from exercise of stock options, net	3,196	3,149
Proceeds from employee stock purchase program	1,112	665

Net cash provided by financing activities	4,027	3,814

Net increase in cash and cash equivalents	10,183	6,083
Cash and cash equivalents at beginning of period	194,076	127,594

Cash and cash equivalents at end of period	$204,259	$133,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”), is a developer and licensor of miniaturization technologies for the electronics industry. The Company enables improvements in the size, performance and cost of its customers’ products by applying its expertise in the electrical, thermal and mechanical properties of semiconductor materials, and in the design and manufacturing of micro-optics. The Company’s intellectual property includes approximately 1,100 domestic and international issued patents and patent applications, covering a broad range of advanced semiconductor packaging, substrate, interconnect and micro-optics solutions. The Company licenses its chip packaging technology to its customers on a worldwide basis, enabling them to produce semiconductor chips that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, PDAs, video game consoles and mobile phones.

The consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2007 and 2006, and for the three months then ended, have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2006 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2007 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, April 1, 2007. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of current and deferred income tax assets and liabilities, the valuation of inventory, the assessment of recoverability of long-lived assets, the valuation of goodwill and identified intangible assets and the valuation and recognition of stock-based compensation. Actual results experienced by the Company may differ from management’s estimates.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less from the date of purchase are classified as cash and cash equivalents.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued legal fees and accrued liabilities approximate their respective fair values because of the short-term maturity of these items.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company invests primarily in money market funds and high quality commercial paper instruments. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

The Company’s accounts receivable are concentrated with two customers at March 31, 2007, representing 67% and 12% of aggregate gross trade receivables, and four customers at March 31, 2006, representing 32%, 17%, 17% and 14% of aggregate gross trade receivables.

Inventories

Inventories are stated at standard cost adjusted to approximate the lower of cost on average or first-in, first-out method or market. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Inventory is determined to be saleable based on a sales forecast within a specific time period, generally for a period not to exceed one year. Inventory in excess of saleable amounts is not valued.

Property and equipment, net

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

Goodwill and identified intangible assets

Identified intangible assets consist of acquired patents, existing technology, trade names and assembled workforce and non-compete agreements that are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years.

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

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” and AICPA Statements of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Porduction-Type Contracts.” Under the provisions of SAB No. 104 and SOP No. 81-1, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

Royalty and license fees

Royalty and license fee revenues include revenues from license fees and from royalty payments. Licensees typically pay a non-refundable license fee and revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price the Company charges for similar services when they are sold separately. These revenues are reported as service revenues. Licensees also pay on-going royalties on their shipment incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. As there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag.

Past production payments

Past production payment revenues are royalty payments received through license negotiations, the resolution of patent disputes or the results of the license compliance audit. Such negotiations and resolutions arise when it comes to the Company’s attention that a third party is infringing on patents or a current licensee is not paying royalties to which the Company is entitled. The Company also completes compliance audits of licensees to independently verify the accuracy of the information contained in the licensees royalty reports. Past production payments revenues represent the portion of royalty payments received through such license negotiations, resolution of patent disputes or license compliance audit that relates to previous periods and are based on historical production volumes.

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

Product and service revenues

The Company utilizes the completed-contract and the percentage-of-completion methods of accounting for commercial and government contracts, dependent upon the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee and fixed-priced contracts are recognized upon acceptance of deliverables by the customer or in accordance to the contract specifications, assuming title and risk of loss has transferred to the customer, prices are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

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

The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Customer
Texas Instruments, Inc	*	19%
Samsung Electronics Co. Ltd.	*	16%
Intel Corporation	*	11%

*	Less than 10%

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, the Company’s technology license agreements typically provide for indemnification of customers for intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. As of March 31, 2007, no such claims have been filed against the Company and no liability has been accrued.

Research, development and other related costs

Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent prosecution, materials, supplies, equipment depreciation and intangible amortization. All research, development and other related costs are expensed as incurred. Research, development costs and other related costs, excluding costs related to patent prosecution for the three months ended March 31, 2007 and 2006 were $7.2 million and $3.7 million, respectively.

Advertising

Cooperative marketing programs reimburse customers for promoting certain of the company’s products, subject to defined criteria. The expenses are accrued and recorded as a reduction of revenue in the same period as related revenue is recognized. All other advertising costs are expensed as incurred. The Company recognized advertising expenses of $14,000 and $69,000 for the three months ended March 31, 2007 and 2006, respectively.

Stock-based Compensation

The Company has share-based payment awards to its employees and directors that are described fully in Notes 8 and 9. The stock-based compensation expenses are recorded in accordance with SFAS No. 123(R), “Share-Based Payment (“SFAS No. 123(R)”).

Income taxes

The Company accounts for income taxes in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the income tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of assets are recovered, hence giving rise to a deferred tax liability or asset, respectively. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company establish a valuation allowance. The Company classifies accrued interest and penalties as part of the accrued FIN No. 48 liability and records the expense in the provision for income taxes.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in its subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 10 - Income Taxes of the consolidated financial statements for additional detail on the Company’s uncertain tax positions.

Litigation and Contingencies

From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business, as well as other matters identified below in Part 2, Item 1— Legal Proceedings .

The results of any litigation are inherently uncertain, and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our technologies and otherwise negatively impact over business. If the Company believes that it is probable for a certain proceeding to result in an adverse decision and that the loss is estimable, the Company would establish an appropriate accrual for the loss.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, which contains a two-step process. The first step is evaluating the tax position for recognition by determining whether it is more-likely-than-not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax benefit at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007. The adoption of the statement does not have a material effect on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on its financial statements.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Cash and cash equivalents consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Cash	$23,522	$44,030
Money market	180,737	150,046

	$204,259	$194,076

Accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Trade	$14,132	$3,841
Other	254	3,017
Allowance for doubtful accounts	(75)	(75)

	$14,311	$6,783

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$233	$247
Work in process	764	407
Finished goods	846	894

	$1,843	$1,548

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Foreign taxes withholding refund	$930	$11,556
Other	1,067	1,878

	$1,997	$13,434

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Furniture and equipment	$25,334	$23,153
Land and buildings	17,126	16,607

	42,460	39,760
Less: Accumulated depreciation and amortization	(16,580)	(15,055)

	$25,880	$24,705

NOTE 5 – BUSINESS COMBINATIONS

Eyesquad GmbH

In February 2007, Tessera completed its acquisition of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the Laws of the Federal Republic of Germany and located in Israel, whereby Eyesquad became a wholly owned subsidiary of Tessera in a transaction accounted for using the purchase accounting method. The purchase price of $20.3 million includes a cash payment of $19.5 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $0.8 million. The purchase price includes approximately $2.0 million of cash acquired in the acquisition. Approximately $2.3 million of the purchase consideration was held in escrow and is subject to forfeiture to satisfy the indemnification obligations, if any, of the former stockholders of Eyesquad. The escrow will expire in August 2009. All interest and other income earned from the escrow will be allocated and distributed to the former stockholders of Eyesquad.

Eyesquad develops and designs digital auto-focus and optical zoom solutions for camera phones and other electronic products that integrate cameras. This acquisition enables the Company to provide a complete optical product offering to complement its recent acquisition of Shellcase Ltd. and Tessera NA (formerly Digital Optics Corporation) in 2005 and 2006, respectively.

The Company accounted for this transition in accordance with SFAS No. 141, “Business Combinations,” and Emerging Issue Task Force (EITF) 98-3, “Determining Whether a Non Monetary Transaction Involves Receipt of a Productive Asset or a Business,” as an asset acquisition.

There is no acquired in-process research and development.

Preliminary purchase price allocation

In accordance to SFAS No. 141, “Business Combinations,” the preliminary purchase price of the acquisition was approximately $20.3 million, which has been determined as follows (in thousands):

Cash	$	$19,492
Transaction costs		760

Total preliminary purchase price	$	20,252

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Based upon the fair values acquired, the purchase price allocation is as follows (in thousands):

	Amount	Estimated Useful Life
		(Years)
Acquired tangible assets and liabilities:
Current assets	$2,783
Property and equipment, net	173
Other Assets	130
Liabilities assumed	(677)
Deferred tax liability	(11,417)

	(9,008)

Identified intangible assets:
Existing technology	25,762	9
Patents/core technology	1,798	8
Non-competition agreements	1,400	2
Assembled workforce	300	4

	29,260

Total preliminary purchase price	$20,252

Approximately $2.4 million of the purchase price has been allocated to acquire net tangible assets consisting of cash, property and equipment, short term investments, accounts receivable and various liabilities.

Digital Optics Corporation

In July 2006, Tessera completed its acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation, a leader in the development and design of micro-optical solutions. The acquisition was an important milestone in Tessera’s long-term growth strategy and builds upon the wafer-level image sensor packaging technology assets acquired from Shellcase, Ltd. in December 2005. The Digital Optics personnel and key technology became components in Tessera’s development of low-cost, miniaturized imaging solutions for high-volume consumer optics applications, such as camera phones, next-generation DVD players and automotive applications. These factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired from Digital Optics and as a result, the company has recorded goodwill in connection with this transaction.

Under the terms of the agreement, Digital Optics became a wholly owned subsidiary of Tessera in a transaction accounted for using the purchase accounting method. The preliminary purchase price of $59.8 million includes cash of $58.6 million, for all outstanding shares of capital stock and vested stock options, and transaction costs of $1.2 million. Approximately $8.0 million of the purchase consideration was held in escrow and is subject to forfeiture to satisfy the indemnification obligations, if any, of the former stockholders of Digital Optics and to serve to as security for the purchase price. During the year 2006, $0.9 million of the escrow amount was returned to Tessera, and $1.1 million was returned to former stockholders of Digital Optics. The remaining balance of $6.0 million will expire in January, 2008. All interest and other income earned from the escrow will be allocated and distributed to the former stockholders of Digital Optics.

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

Approximately $31.7 million of the purchase price has been allocated to acquire net tangible assets consisting of inventory, property and equipment and various assumed assets and liabilities. Approximately $16.9 million has been allocated to amortizable intangible assets acquired. The depreciation and amortization related to the fair value adjustments to net tangible assets and the amortization related to the amortizable intangible assets are reflected as pro forma adjustments to the pro forma results.

For the quarter ended March 31, 2007, no adjustment to inventory was recorded in relation to the purchase accounting treatment of inventory acquired in the acquisition of Digital Optics Corporation.

Tessera acquired Digital Optics with the intent of furthering the company’s core manufactured business and of extending the company’s technology and intellectual property in building a larger technology-licensing business in micro-optics for the consumer electronics industry. These factors contributed to a purchase price in excess of the fair value of the underlying net tangible and intangible assets. Goodwill recognized in this transaction totaled $11.2 million, which is anticipated to be fully deductible for tax purposes.

Pro forma results

The results of operations of the acquisitions have been included in the Company’s consolidated statement of operations since the completion of the acquisition. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions occurred at the beginning of the periods presented (in thousands, except for per share amounts):

Three Months Ended March 31, 2006
Net revenues	$30,214
Net income	$2,960
Basic net income per share	$0.07
Diluted net income per share	$0.06

North Corporation

In May 2005, Tessera entered into a number of new agreements with North Corporation (“North”), which included the acquisition of 100% ownership of all United States patents and patent applications filed by North, joint ownership of patents and applications filed in other jurisdictions and the right to sublicense certain other patents currently owned by North, for approximately $6.1 million. Tessera has recorded these patents and license rights as intangible assets, and is amortizing them over their respective estimated useful lives, currently estimated at 15 years. In February 2007, the Company purchased the remaining interests in all patent assets and applications, trademark assets and certain license agreements from North, for approximately $1.7 million. Tessera has recorded these patents, trademark and license rights as intangible assets, and is amortizing them over their respective estimated useful lives, estimated at 13 to 15 years.

NOTE 6 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results.

The allocation of goodwill to segments is reflected below (in thousands):

	Intellectual Property	Services	Total
December 31, 2006	$24,196	$11,229	$35,425
March 31, 2007	$24,196	$11,229	$35,425

Identified intangible assets consists of the following (in thousands):

	Average	March 31, 2007			December 31, 2006
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	7 - 15	$14,587	$(1,176)	$13,411	$11,273	$(888)	$10,385
Existing technology	5-10	39,191	(1,859)	37,331	13,400	(1,127)	12,273
Trade name	10	3,320	(234)	3,086	3,320	(151)	3,169
Customer contracts	4	1,900	(317)	1,583	1,900	(198)	1,702
Non-competition agreements	2	1,400	(71)	1,329	—	—	—
Assembled workforce	4	300	(8)	292	—	—	—

		$60,697	$(3,665)	$57,032	$29,893	$(2,364)	$27,529

Amortization expense for the three months ended March 31, 2007 and 2006 amounted to $1.3 million and $0.3 million, respectively.

As of March 31, 2007, the estimated future amortization expense of purchased intangible assets is as follows (in thousands):

2007 (remaining 9 months)	$5,919
2008	7,558
2009	6,917
2010	6,660
2011	6,306
Thereafter	23,672

$57,032

NOTE 7 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$11,094	$1,371

Denominator:
Weighted average common shares outstanding	47,432	45,529
Less: Unvested common shares subject to repurchase	(431)	(97)

Total shares—basic	47,001	45,432

Effect of dilutive securities
Stock options and warrants	1,317	1,816
Unvested common shares subject to repurchase	431	97

Total shares—diluted	48,749	47,345

Net income per common share—basic	$0.24	$0.03

Net income per common share—diluted	$0.23	$0.03

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

For the three months ended March 31, 2007 and 2006, a total of 924,000 and 1,336,000 common stock options were excluded from the computation of diluted net income per share.

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

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. The effect of recording stock-based compensation for the three months ended March 31, 2007 and 2006 was as follows (in thousands, except per shares amounts):

	Three Months Ended March 31,
	2007	2006
Cost of revenues	$550	$936
Research, development & other related costs	508	49
Selling, general & administrative	2,623	2,793

Total stock-based compensation	3,681	3,778
Tax effect on stock-based compensation	(1,013)	(799)

Net effect on net income	$2,668	$2,979

The stock-based compensation expense categorized by various equity components is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2007	2006
Employee stock options	$2,618	$3,146
Restricted stock awards	788	534
Employee stock purchase plan	275	98

Total stock-based compensation	$3,681	$3,778

During the three months ended March 31, 2007, the Company granted 198,800 stock options with an estimated total grant-date fair value of $2.8 million before estimated forfeitures. As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $21.2 million after estimated forfeitures and an additional $10.8 million related to restricted stock awards will be recognized over an estimated weighted average amortization period of 4.0 years. During the three months ended March 31, 2006, the Company granted 251,000 stock options with an estimated total grant-date fair value of $4.2 million before estimated forfeitures. As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $17.3 million after estimated forfeitures and an additional $6.5 million related to restricted stock awards will be recognized over an estimated weighted average amortization period of 4.0 years.

The following assumptions have been used to value the options granted:

	Three Months Ended March 31,
	2007	2006
Expected life (years)	4.0	4.0
Risk-free interest rate	4.8%	4.6%
Dividend yield	0.0%	0.0%
Expected volatility	37.9%	63.3%

The following assumptions have been used to value the ESPP shares:

	Three Months Ended March 31,
	2007	2006
Expected life (years)	2.0	2.0
Risk-free interest rate	4.9%	4.6%
Dividend yield	0.0%	0.0%
Expected volatility	41.5%	43.2%

NOTE 9 – STOCKHOLDERS’ EQUITY

Stock Option Plans

The 1991 Plan

In November 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”). Under the 1991 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In the case of incentive stock options, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. All options granted to date under the 1991 Plan have been granted at an exercise price equal to the fair value of the Company’s common stock on the date of grant. Options granted under the 1991 Plan generally have a term of ten years from the date of grant and vest over a four year period. After December 1996, no further options were granted from this plan, nor does the Company have any intention of issuing additional grants under this plan. As of March 31, 2007, there were no shares reserved for grant under this plan.

The 1996 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under the 1996 Plan generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options would have vested. After February 1999, no further options were granted from this plan, nor does the Company have any intention of issuing additional grants under this plan. As of March 31, 2007, there were no shares reserved for grant under this plan.

The 1999 Plan

In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”), which was approved by the stockholders in May 1999. The terms of the 1999 Plan are similar to the terms of the 1996 Plan. After December 2002, no further options were granted under this plan, nor does the Company have any intention of issuing additional grants under this plan. As of March 31, 2007, there were no shares reserved for grant under this plan.

The 2003 Plan

In February 2003, the board of directors adopted, and the Company stockholders approved, the 2003 Equity Incentive Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the terms of the 1999 Plan. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of March 31, 2007, there were 2,354,000 shares reserved for grant under this plan.

Options to purchase 199,000 of common stock were granted to employees during the three months ended March 31, 2007 under our 2003 Plan. As of March 31, 2007, options to purchase 4,066,000 shares of common stock were outstanding.

The activities under all of the Company’s stock options plans are summarized below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	2,623	4,188	$22.25

Restricted stocks granted	(91)		—
Restricted stocks canceled	2		—
Options granted	(199)	199	33.57
Options exercised	—	(302)	11.55
Option canceled	19	(19)	30.08

Balance at March 31, 2007	2,354	4,066	$21.20

The following table summarizes the ranges of outstanding and exercisable options as of March 31, 2007 (in thousands, except years and per share amounts):

	Options Outstanding				Options Vested and Exercisable
Range of exercise prices:	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$ 0.85 - $17.30	975	5.30	$5.98	$32.91	765	4.73	$4.74	$26.78
$17.75 - $28.07	962	7.60	$20.21	$18.77	258	7.21	$19.30	$5.26
$28.20 - $32.93	1,027	8.91	$30.09	$9.92	278	8.59	$29.96	$2.72
$33.36 - $40.68	1,102	8.48	$36.19	$3.91	401	8.12	$35.94	$1.52

$ 0.85 - $40.68	4,066	7.62	$23.63	$65.51	1,702	6.53	$18.42	$36.29

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

For three months ended March 31, 2007 and 2006, an aggregate of 87,000 and 42,000 common shares, respectively, were purchased pursuant to the ESPP.

As of March 31, 2007, there were 538,000 shares reserved for grant under the ESPP.

NOTE 10 – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

As of January 1, 2007, our unrecognized tax benefits (“tax contingencies”) totaled $3.2 million. The adoption of FIN No. 48 resulted in no change to the reserve for unrecognized tax benefits that existed at January 1, 2007. As such, there is no change recorded to retained earnings as a result of the adoption. As of March 31, 2007, unrecognized tax benefits totaled $3.2 million, all of which would affect our effective tax rate if recognized.

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability and record the expense in the provision for income taxes. As of the date of adoption of FIN No. 48, the Company had no accrual for payment of interest and penalties relating to unrecognized tax benefits. For unrecognized tax benefits that exist at March 31, 2007, the Company does not anticipate any significant changes within the next twelve months. At March 31, 2007, the 2003 through 2006 years are open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Income tax provision for the three months ended March 31, 2007 was $9.3 million, and was comprised of domestic income tax and foreign withholding tax. For the three months ended March 31, 2006, the income tax provision was $2.3 million. The 2006 income tax provision included the domestic income tax and foreign withholding tax. The increase in the income tax provision for the three months ended March 31, 2007 is primarily attributable to the increase in first quarter pre-tax income. Also for the three months ended March 31, 2007, the Company paid $18,000 of state franchise taxes.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facility and office equipment under operating leases which expire through 2011. Rent expense for the three months ended March 31, 2007 and 2006 amounted to $238,000 and $152,000, respectively. As of March 31, 2007, future minimum lease payments are as follows (in thousands):

2007	$ 521
2008	693
2009	692
2010	690
2011	180
Thereafter	—

$2,776

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

Under the terms of Tessera’s settlement with Samsung, Samsung paid Tessera cash for past royalties through December 31, 2004 on the use of the TCC technology and agreed to a world-wide, non-exclusive, royalty-bearing license to Tessera’s Compliant Chip (TCC) technology under which Samsung will pay royalties to Tessera on a quarterly basis in the future with respect to the use of the TCC technology. The restated License Agreement expires on May 17, 2012, subject to Samsung’s option to extend the agreement for an additional term of up to five years at a reduced royalty rate.

Tessera, Inc. v. Micron Technology, Inc. et a, Civil Action No. 02-05cv-94 (E.D. Tex.)

The Company entered into definitive agreements to settle its lawsuit against Micron Technology, Inc. and its subsidiaries (collectively “Micron”), and against Infineon Technologies AG, or Infineon, and its subsidiaries including Qimonda AG, or Qimonda, in the U.S. District Court for the Eastern District of Texas. As initially filed on March 1, 2005, and subsequently amended, this lawsuit alleged Micron’s and Infineon’s infringement of Tessera’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627; as well as Micron’s and Infineon’s violations of federal antitrust law, Texas antitrust law, and Texas common law. On July 20, 2006, Tessera and Micron entered into a Settlement Agreement and a TCC License Agreement that resolved all outstanding litigation between them. On July 31, 2006, Tessera, Infineon and Qimonda each entered into a Settlement Agreement and TCC License Agreements that resolved all outstanding litigation between them.

Micron Technology, Inc. et al. v. Tessera, Inc., Civil Action No. 02-05cv-319 (E.D. Tex.)

On July 20, 2006, Tessera and Micron entered into a Settlement Agreement and a TCC License Agreement that resolved all outstanding litigation between the companies, including this lawsuit, in which Micron alleged that Tessera infringed Micron’s U.S. Patent Nos. 5,739,585, 6,013,948, 6,268,649, 6,738,263, 5,107,328, 6,265,766, 4,992,849 and Re. 36,325. Under the terms of Tessera’s License Agreements with Micron, Infineon and Qimonda (collectively “Defendants”), Defendants collectively paid Tessera $80 million in cash for a world-wide, non-exclusive, royalty-bearing license to Tessera’s Compliant Chip (TCC) technology. The $80 million payment included Defendants’ payment of past royalties through June 30, 2006 on the use of the TCC technology. In addition, under each of their License Agreements, Defendants shall pay royalties to Tessera on a quarterly basis in the future with respect to the use of the TCC technology. Each License Agreement expires on May 22, 2012, subject to an option to extend the agreement for one additional five-year term at half the current royalty rate.

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal),

On October 7, 2006, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc., or AMD, and Spansion LLC, or Spansion, in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patents 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

On December 16, 2005, Tessera filed a first amended complaint to add Spansion Inc. and Spansion Technology, Inc. to the lawsuit. Spansion Inc. and Spansion Technology, Inc. are two new entities who were created by the initial public offering of Spansion in December 2005.

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

The defendants in this action have asserted affirmative defenses to our patent infringement claims, and some of them have brought related counterclaims alleging that the Tessera patents at issue are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents. Discovery is ongoing. The Court has withdrawn the previously set January 28, 2008 trial date, and is in the process of re-setting trial and related case deadlines. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, the Company issued a request for arbitration with Amkor Technology, Inc., or Amkor, regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. On April 17, 2007, Tessera provided notice to Amkor of Tessera’s termination of the license agreement. On May 9, 2007, the tribunal recommended to the International Chamber of Commerce that the hearing be re-set for March 31, 2008. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

Tessera, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

On December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc., (collectively, “Hynix”) in the Superior Court of the State of California, for the county of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. This litigation is in its early stages, and the Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm our business and financial condition.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same

On April 17, 2007, the Company filed a Complaint with the International Trade Commission (“ITC”), requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The proposed Respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC, and ST Microelectronics N.V. Tessera requests, among other things, that the ITC investigate infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, issue an exclusion order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, and issue cease and desist orders directing Respondents with domestic inventories to desist from activities with respect to infringing products. The ITC has not yet announced whether it will institute the investigation requested by Tessera. An adverse decision in this proceeding could significantly harm our business and financial condition.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. An adverse decision in this proceeding could significantly harm our business and financial condition.

Reexamination Proceedings

On February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the United States Patent & Trademark Office (“PTO”) requests for inter partes reexamination relating to United States Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to United States Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO has not yet decided the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest. On March 14, 2007, Siliconware filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO has not yet decided whether or not to grant this request. We cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm our business and financial condition.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V and Philips Semiconductors B. V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (“the EP672 Patent”) before the European Patent Office (the “EPO”). Micron and Infineon withdrew their oppositions on July 24, 2006 and August 7, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. The EPO continues to consider STM’s opposition of the EP672 Patent. We cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm our business and financial condition.

NOTE 12 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company organizes its business units into three operating divisions: the Licensing Business, the Product Division and Emerging Markets and the Technologies Group. These divisions are reported into segment, the Intellectual Property segment, which consists primarily of the Licensing Business and the Emerging Markets and Technologies groups, and the Services segment, which consists primarily of the Product Division. The Product Division incorporates operational functions that are reported in both Intellectual Property and Services segments. In addition to its reportable segments, Corporate Overhead, not a reportable segment, includes certain operating expenses and credits that are not allocated to the operating segments because these operating expenses and credits are not considered in evaluating the operating performance of its business segments.

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

The following table sets forth our segments revenue, operating expenses and operating income (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:
Intellectual Property Segment	$37,456	$19,595
Services Segment	9,363	4,069
Corporate Overhead	—	—

Total revenues	46,819	23,664

Operating expenses:
Intellectual Property Segment	11,529	10,998
Services Segment	10,965	3,792
Corporate Overhead	6,715	6,388

Total operating expenses	29,209	21,178

Operating income (loss)
Intellectual Property Segment	25,927	8,597
Services Segment	(1,602)	277
Corporate Overhead	(6,715)	(6,388)

Total operating income	$17,610	$2,486

A significant portion of our revenues is derived from licensees headquartered outside of the United States, principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic regions of the headquarters of Company’s customers, revenues and the percentage of revenues derived from each region for the periods indicated:

	Three Months Ended March 31,
	2007		2006
	(in thousands)%		(in thousands)%
United States of America	$12,056	26%	$10,684	45%
Japan	11,425	24%	6,402	27%
Europe	9,563	21%	—	—
Asia Pacific	13,709	29%	6,578	28%
Other	66	—	—	—

	$46,819	100%	$23,664	100%

Net property and equipment by country was as follows (in thousands):

	March 31, 2007	December 31, 2006
United States of America	$22,782	$22,384
Israel	2,267	2,321
Japan	831	—

	$25,880	$24,705

NOTE 13 – RELATED PARTY TRANSACTION

In November, 2005, the Company engaged in consulting services with a company which is owned 100% by one of the Company’s employee. For the three months ended March 31, 2007 and 2006, the Company recognized $258,000 and $500,000 of consulting expenses. At March 31, 2007, the Company had an outstanding payable balance of $39,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2006, found in our Annual Report on Form 10-K filed on March 1, 2007, as amended by an amendment on Form 10-K/A filed on March 21, 2007.

This Quarterly Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Corporate Information

Our principal executive offices are located at 3099 Orchard Drive, San Jose, California 95134. We also have offices, research and development and manufacturing facilities in other locations. Our telephone number is (408) 894-0700. We maintain a website at www.tessera.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website.

We own or have rights to trademarks and trade names that we use in conjunction with the operation of our business, including Tessera and Tessera Technologies. This quarterly report also includes trademarks and trade names of other parties.

In this quarterly report, the “Company,” “Tessera,” “we,” “us” and “our” refer to Tessera Technologies, Inc. and, for periods prior to our corporate restructuring in January 2003 or if the context otherwise requires, Tessera, Inc., which is our wholly-owned subsidiary.

Overview

Tessera is a developer and licensor of miniaturization technologies for the electronics industry. We enable improvements in the size, performance and cost of our customers’ products by applying our expertise in the electrical, thermal and mechanical properties of semiconductor materials, and in the design and manufacturing of micro-optics. Our intellectual property includes approximately 1,100 domestic and internationally issued patents and patent applications, covering a broad range of advanced semiconductor packaging, substrate, interconnect and micro-optics solutions. We license our chip packaging technology to our customers on a worldwide basis, enabling them to produce semiconductor chips that are smaller and faster, and incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants (PDAs), video game consoles and mobile phones. In addition, by using our technology, we believe that our customers are also able to reduce the time to market, and the development costs of their semiconductors.

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

We have a significant consumer optics technology portfolio that includes image sensor packaging, wafer-level camera manufacturing technology, camera assembly technology and technology for auto focus and zoom. According to market research firm Prismark, the market for consumer electronic devices that contain cameras, including mobile phones, notebook computers, security systems and automotive electronics, will increase to approximately 2.25 billion units in 2011. We believe that we are well-positioned to take advantage of this expected significant growth in consumer optics. We have an ongoing effort to develop and license optical technologies for the mobile phone market. This market is growing rapidly, with nearly 1.0 billion cameras expected to be incorporated in mobile phones in 2010.

We derive license fees and royalties based upon our intellectual property, and generate fees for related services. Our semiconductor chip packaging technology has been widely adopted and is currently licensed to more than 60 companies, including Intel Corporation, Renesas Technology Co., Samsung Electronics Co., Ltd., Sharp Corporation, Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products that incorporate our packaging technology. As a result, our technology has been incorporated into more than 13.5 billion semiconductors worldwide. Based upon Gartner Dataquest, we anticipate that the market using Tessera CSP technology will grow to almost 18 billion units in 2008, from 8.1 billion units in 2005, representing a compound annual growth rate of 30%.

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

Product and service revenues include sales of wafer level and micro-optics products, and engineering product development services for purposes of servicing strategic customers and entering new markets, as well as engineering services, including related training services. Product revenue is generated principally from sales of wafer level and micro-optic products. We recognize revenue from product sales when fundamental criteria are met, such as title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Revenues from services are recognized on progress toward completion or completed contract method of accounting depending on the nature of the project. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of the total costs to complete the projects. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues under the completed contract method are recognized upon acceptance by the customer or in accordance with the contract specifications. Revenues from services related to training are recognized as the services are performed

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia and Europe. For the three months ended March 31, 2007, these revenues accounted for 74% of our total revenues. For the three months ended March 31, 2006, these revenues accounted for 54% of our total revenues. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three months ended March 31, 2007, no single customer accounted for over 10% of revenue. For the three months ended March 31, 2006, Intel Corporation, Samsung Electronics Co., Ltd. and Texas Instruments, Inc. each accounted for over 10% of revenue.

We license most of our CSP and multi-chip packaging technology under a license that we refer to as Tessera’s Compliant Chip technology (“TCC”) license. Our TCC license grants a worldwide royalty-bearing right under the licensed patent claims to assemble, use and sell certain CSPs and multi-chip packages. We generally license semiconductor material suppliers under our Tessera Compliant Mounting Tape (“TCMT”) license. Our TCMT license calls for a one-time license fee and, unlike most of our other licenses, does not require ongoing royalty payments.

Effective March 30, 2007 the legal name of Digital Optics Corporation, acquired in July 2006, was changed to Tessera North America, Inc. (“Tessera NA”).

Our business units are organized in three operating divisions: the Licensing Business, the Product Division and Emerging Markets and Technologies Group. These divisions are reported into the Intellectual Property segment, which consists primarily of our Licensing Business and Emerging Markets and Technologies group, and the Services segment, which consists primarily of the Product Division. The Product Division incorporates operational functions that are reported in both our Intellectual Property and Services segments. The segments were determined based upon how our management views and evaluates our operations. Segment information in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 12 of the Notes to Consolidated Financial Statements included in this report are presented in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” We do not present financial data to our management for each of our divisions and our management does not evaluate each division separately from our segments when measuring the operating performance of our business. In addition to our reportable segments, we also have a Corporate Overhead category that is not a reportable segment. This category includes certain operating expenses and credits that are not allocated to our business segments because these operating expenses and credits are not considered in evaluating the operating performance of our business segments.

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

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Our research and development is conducted primarily in-house and targets CSP, multi-chip and WLP technology. All research, development and other related costs are expensed as incurred. We believe that a significant level of research, development and other related costs will be required for us to remain competitive in the future. We have increased our research and development personnel to 181 at March 31, 2007 from 92 at March 31, 2006, and expect to continue to increase our research and development personnel in the future.

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for: general management, information technology, finance and accounting personnel; litigation expenses and related fees; facilities costs; and professional services. Our general and administrative expenses are not allocated to other expense line items. We anticipate that our selling, general and administrative expenses will increase as a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, related regulations and ongoing revisions to disclosure and governance practices. Excluding litigation expenses, we expect that as a percentage of revenues, these expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation, as described below in Part II, Item 1—Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

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

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN No. 48”) an interpretation of FASB Statement No. 109 (“SFAS No. 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 10 – Income Taxes of the consolidated financial statements for additional detail on our uncertain tax positions.

Management believes there have been no other significant changes in our critical accounting policies and estimates for the three months ended March 31, 2007 from our disclosure in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. For a discussion of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended March 31,
	2007	2006
Revenues:
Royalty and license fees	76.3%	81.9%
Past production payments	3.7	0.9
Product and service revenues	20.0	17.2

Total revenues	100.0	100.0

Operating expenses:
Cost of revenues	10.0	14.5
Research, development and other related costs	17.8	16.4
Selling, general and administrative	34.5	58.6

Total operating expenses	62.4	89.5

Operating income	37.6	10.5
Other income, net	5.9	5.1

Income before taxes	43.5	15.6
Income tax provision	19.8	9.8

Net income	23.7%	5.8%

Three Months Ended March 31, 2007 and 2006

Revenues

Revenues for the three months ended March 31, 2007 were $46.8 million as compared with $23.7 million for the three months ended March 31, 2006, an increase of $23.1 million, or 97.5%. The overall increase in the three months ended March 31, 2007 is primarily due to the increase in other intellectual property revenues of $16.3 million, related to on-going royalty payments due to the resolution of negotiations with four customers completed in earlier periods, as discussed below in Part II, Item 1, Legal Proceedings, and an increase of $5.3 million in product and service revenues related to several on-going development projects and the acquisition completed in the third quarter of 2006.

Cost and expenses

Cost of Revenues

Cost of revenues primarily relates to product and service revenue as the cost of revenues associated with intellectual property revenues is de minimis. For the quarters ended March 31, 2007 and 2006, cost of revenues represented, 50.2% and 84.4%, respectively, of product and service revenues, a decrease primarily attributed to the inclusion of results of operations of the 2006 acquisition, Tessera NA. For each associated period cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues.

Cost of revenues for the three months ended March 31, 2007 increased by $1.3 million or 37% to $4.7 million as compared to $3.4 million for the three months ended March 31, 2006. The majority of the increase was attributable to the inclusion of the cost of revenues of our subsidiaries, Tessera NA, which was acquired in the third quarter of 2006. For the three months ended March 31, 2007, materials and subcontractor costs totaled $1.7 million as compared to $580,000 for the three months ended March 31, 2006, an increase of $1.1 million or 190%.

Research, Development and Other Related Costs

Research, development and other related costs for the three months ended March 31, 2007 increased by $4.5 million or 115.5% to $8.4 million as compared to $3.9 million for the three months ended March 31, 2006. The increase is primarily due to the inclusion of expenses related to the 2006 acquisition.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, therefore we expect research and development costs to increase in absolute dollars.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2007 were $16.2 million as compared to $13.9 million for the three months ended March 31, 2006, an increase of $2.3 million, or 16.5%. The increase is primarily attributable to the inclusion of expenses of $1.2 million related to the 2006 acquisition and the increase in SG&A payroll of $854,000 related to the remaining Tessera entities. We have increased our SG&A headcount by 20 in the areas of licensing and business development, human resources, finance and legal as a result of the 2006 business acquisition. For the three months ended March 31, 2007 and 2006 litigation expenses were $4.7 million and $4.9 million, respectively. The decrease in litigation expenses for the first quarter of 2007 versus the first quarter of 2006 is due to the conclusion of some of our legal actions, described below in Part II, Item 1 – Legal Proceedings.

Excluding litigation expenses, we expect that, as a percentage of revenues, our SG&A expenses may decrease over time as our revenues continue to grow. However, we expect that litigation expenses may continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation, as described below in Part II, Item 1 – Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation

Stock-based compensation for the three months ended March 31, 2007 was $3.7 million, of which $2.6 million related to employee stock options, $788,000 related to issuances of shares of restricted stock and $275,000 related to employee stock purchases through our 2003 ESPP. For the three months ended March 31, 2006 stock-based compensation was $3.8 million, of which $3.1 million related to employee stock options, $534,000 related to issuances of shares of restricted stock and $98,000 related to employee stock purchases through our 2003 ESPP.

Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2007 was $2.8 million as compared to $1.2 million for the three months ended March 31, 2006. The increase is primarily related to income earned on higher cash balances as a result of positive cash flow generated from operations and a one-time gain in foreign currency exchange of approximately $500,000. Our cash balance at March 31, 2007 was $204.3 million as compared to $133.7 million at March 31, 2006.

Provision for Income Taxes

Income tax provision for the three months ended March 31, 2007 was $9.3 million, and was comprised of domestic income tax and foreign withholding tax. For the three months ended March 31, 2006, the income tax provision was $2.3 million. The 2006 income tax provision included domestic income tax and foreign withholding tax. The increase in the income tax provision for the three months ended March 31, 2007 is primarily attributable to the increase in first quarter 2007 pre-tax income.

Segment Operating Results

Our business units are organized in three operating divisions: the Licensing Business, the Product Division and Emerging Markets and Technologies Group. These divisions are reported into the Intellectual Property segment, which consists primarily of our Licensing Business, and Emerging Markets and Technologies group and the Services segment, which consists primarily of the Product Division. The Product Division incorporates operational functions that are reported in both our Intellectual Property and Services segments.

Intellectual Property segment is primarily composed of the following:

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

The Product Division incorporates operational functions that are reported in both the Intellectual Property and Services segments.

The following table sets forth our segments revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:
Intellectual Property Segment	$37,456	$19,595
Services Segment	9,363	4,069
Corporate Overhead	—	—

Total revenues	46,819	23,664

Operating expenses:
Intellectual Property Segment	11,529	10,998
Services Segment	10,965	3,792
Corporate Overhead	6,715	6,388

Total operating expenses	29,209	21,178

Operating income (loss)
Intellectual Property Segment	25,927	8,597
Services Segment	(1,602)	277
Corporate Overhead	(6,715)	(6,388)

Total operating income	$17,610	$2,486

The revenues and operating income (loss) amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the United States applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three months ended March 31, 2007 and 2006, corporate overhead expenses were $6.7 million and $6.4 million, respectively. The increase of approximately $300,000 is primarily attributable to an increase in headcount of 13 and the related compensation expense due to the 2006 business acquisitions.

Intellectual Property Segment

Intellectual property revenues for the three months ended March 31, 2007 were $37.5 million as compared to $19.6 million for the three months ended March 31, 2006, for an increase of $17.9 million or 91.2%. The increase of $17.9 million is primarily attributed to an increase in royalty and license fee revenues of $16.3 million and an increase of $1.5 million in past production payment revenues The increase in royalty and license fee revenues is attributable to an increase of $15.2 million from existing customers and $2.7 million from new customers.

Operating expenses for the three months ended March 31, 2007 were $11.5 million. These expenses consisted of cost of revenues of $140,000, research, development and other related costs of $3.9 million and SG&A costs of $7.5 million. Included in the research, development and other related costs were $2.5 million and $1.0 million in costs related to our research and development center in Hungary and Jerusalem, respectively. SG&A costs included $4.7 million in litigation expenses. We expect that litigation costs will become a material portion of the Intellectual Property segment’s SG&A in future periods, and may increase significantly in some periods, because of our ongoing legal actions, as described below in Part II, Item 1 – Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights. Operating expenses for the three months ended March 31, 2006 were $11.0 million. These expenses consisted of cost of revenues of $19,000, research, development and other related costs of $3.8 million and SG&A costs of $7.2 million. Included in the SG&A expenses are litigation costs of $4.9 million.

Operating income for the three months ended March 31, 2007 and 2006 was $25.9 million and $8.6 million, respectively, an increase of $17.3 million or 201.2%. This increase is primarily attributable to the increase in revenues of $17.9 million.

Services Segment

Service revenues for the three months ended March 31, 2007 was $9.4 million as compared to $4.1 million for the three months ended March 31, 2006, an increase of $5.3 million or 130.1%. Of the $9.4 million in the quarter ended March 31, 2007, service revenues from government contracts made up $3.3 million. In the quarter ended March 31, 2006, service revenues from government contracts made up $3.7 million.

Operating expenses for the three months ended March 31, 2007 were $11.0 million, consisting of $4.6 million in cost of revenues, $4.4 million in research, development and other related costs and $2.0 in SG&A costs. For the three months ended March 31, 2006 operating expenses were of $3.8 million and consisted of $3.4 million in cost of revenues, approximately $115,000 in research, development and other related costs and approximately $264,000 in SG&A costs.

Operating loss for the three months ended March 31, 2007 was $1.6 million as compared to operating income of $277,000 for the three months ended March 31, 2006, a decrease of $1.9 million. This decrease is primarily attributable to the increase in operating expenses of $7.2 million, which exceeded the increase in services revenue of $5.3 million.

Liquidity and Capital Resources

Cash and cash equivalents were $204.3 million at March 31, 2007, an increase of $10.2 million from $194.1 million at December 31, 2006. The increase was primarily the result of $27.7 million in cash provided by operating activities and $4.0 million in net proceeds provided by financing activities, offset by $31.6 million net cash used in investing activities.

Net cash provided by operating activities for the three months ended March 31, 2007 of $27.7 million was attributable to net income of $11.1 million, adjusted for non-cash items of depreciation and amortization and stock-based compensation of $2.9 million and $3.7 million, respectively, and an increase in income tax payable of $7.9 million. The increase was partially offset by an increase in accounts receivable, net, of $7.4 million and a decrease in accrued liabilities and other assets of $1.6 million and $11.3 million, respectively. The amount of depreciation and amortization increased by $1.6 million as compared to that of the three months ended March 31, 2006 primarily related to fixed and intangible assets acquired with the 2006 acquisition. Stock-based compensation expense remained flat from that of the three months ended March 31, 2006. The increase in income tax payable of $7.9 million is primarily due to increased operating income. The increase in accounts receivable of $7.4 million is primarily attributable to the timing or receipt from customers and amounts earned under our license agreements. The decrease in accrued liabilities of $2.1 million is primarily due to the timing of cash disbursements related to insurance and services. The decrease of other assets is attributed to cash collections related to the settlement of certain patent litigation.

Net cash provided by operating activities for the three months ended March 31, 2006 of $2.5 million was attributable to net income of $1.4 million, adjusted for non-cash items of depreciation and stock-based compensation of $1.2 million and $3.8 million, respectively, and an increase in accrued expenses and deferred revenue of approximately $600,000 and $300,000, respectively. The increase was partially offset by an increase in accounts receivable and prepaid and other assets of $2.0 million and $2.1 million, respectively and a decrease in accounts payable of approximately $800,000. The increase in depreciation is primarily due to the amortization of certain intangible assets purchased in the prior year from North Corporation and Shellcase, Ltd. The increase of $3.8 million in stock-based compensation is attributable to the adoption of SFAS No. 123(R) on January 1, 2006. The increase in accounts receivable of $2.0 million is primarily attributable to the timing or receipt from customers and amounts earned under our license agreements. The increase in prepaid and other assets of $2.1 million is primarily due to the timing of cash disbursements related to insurance and services.

Net cash used in investing activities in the three months ended March 31, 2007 of $21.6 million was primarily attributable to the acquisitions of Eyesquad GmbH for $31.7 million, which included consideration paid of $19.5 million for all outstanding shares of capital stock and vested stock options, and transaction costs of approximately $800,000, and the remaining interests in all patent assets and applications, trademark assets and certain license agreements from North Corporation, for approximately $1.7 million. Both acquisitions were completed in February 2007.

Net cash provided by financing activities in the three months ended March 31, 2007 and March 31, 2006 of $4.0 million and $3.8 million, respectively, was attributable to net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by the excess tax benefit from stock-based compensation.

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

Contractual Cash Obligations

As of March 31, 2007, the following sets forth our minimum commitments under operating leases, most of which result from a facilities lease:

	Payments Due by Period
	Total	1-3 Years	4-5 Years
	(In thousands)
Operating Lease Obligations	$2,776	$1,906	$870

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

Our principal corporate administrative, sales, marketing and research and development facilities occupy approximately 51,000 square feet in one building in San Jose, California, under a lease that expires on May 31, 2011. We have a research and development and manufacturing facility in Charlotte, North Carolina, which we own, that occupies approximately 100,000 square feet in one building on approximately 18 acres of land. We also have research and development facilities in Jerusalem, Israel, Tel Aviv, Israel and Yokohama, Japan that occupy approximately 2,400 square feet, 2,000 square feet and 10,500 square feet, respectively, under leases that expire on January 31, 2011, October 15, 2007 and October 31, 2009, respectively. In addition, we have a sales representative office in Chupei, Hsinchu, Taiwan that occupies approximately 1,000 square feet in one building under a lease that expires on January 15, 2009. We believe our existing facilities are adequate for our current needs.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of controls and procedures. Tessera maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the information relating to Tessera, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Tessera’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There has been no change in Tessera’s internal control over financial reporting during Tessera’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tessera’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal),

On October 7, 2006, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc., or AMD, and Spansion LLC, or Spansion, in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patents 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

On December 16, 2005, Tessera filed a first amended complaint to add Spansion Inc. and Spansion Technology, Inc. to the lawsuit. Spansion Inc. and Spansion Technology, Inc. are two new entities who were created by the initial public offering of Spansion in December 2005.

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

The defendants in this action have asserted affirmative defenses to our patent infringement claims, and some of them have brought related counterclaims alleging that the Tessera patents at issue are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents. Discovery is ongoing. The Court has withdrawn the previously set January 28, 2008 trial date, and is in the process of re-setting trial and related case deadlines. We cannot predict the outcome of these proceedings, and an adverse decision in this proceeding could significantly harm our business and financial condition.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, the Company issued a request for arbitration with Amkor Technology, Inc., or Amkor, regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. On April 17, 2007, Tessera provided notice to Amkor of Tessera’s termination of the license agreement. On May 9, 2007, the tribunal recommended to the International Chamber of Commerce that the hearing be re-set for March 31, 2008. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

Tessera, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

On December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc., (collectively, “Hynix”) in the Superior Court of the State of California, for the county of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. This litigation is in its early stages, and the Company cannot predict the outcome of this proceeding. We cannot predict the outcome of these proceedings, and an adverse decision in this proceeding could significantly harm our business and financial condition.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same

On April 17, 2007, the Company filed a Complaint with the International Trade Commission (“ITC”), requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The proposed Respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC, and ST Microelectronics N.V. Tessera requests, among other things, that the ITC investigate infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, issue an exclusion order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, and issue cease and desist orders directing Respondents with domestic inventories to desist from activities with respect to infringing products. The ITC has not yet announced whether it will institute the investigation requested by Tessera. We cannot predict the outcome of these proceedings, and an adverse decision in this proceeding could significantly harm our business and financial condition.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. We also seek other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. We cannot predict the outcome of these proceedings, and an adverse decision in this proceeding could significantly harm our business and financial condition.

Reexamination Proceedings

On February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the United States Patent & Trademark Office (“PTO”) requests for inter partes reexamination relating to United States Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to United States Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO has not yet decided the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest. On March 14, 2007, Siliconware filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO has not yet decided whether or not to grant this request. We cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm our business and financial condition.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V and Philips Semiconductors B. V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (“the EP672 Patent”) before the European Patent Office (the “EPO”). Micron and Infineon withdrew their oppositions on July 24, 2006 and August 7, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. The EPO continues to consider STM’s opposition of the EP672 Patent. We cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm our business and financial condition.

Item 1A.	Risk Factors

Any invalidation or limitation of our key patents could significantly harm our business.

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. If any of these key patents are invalidated, or if a court or an administrative body such as the United States Patent and Trademark Office limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting loss in license fees and royalties could significantly harm our business. As discussed below and in Part II, Item 1—Legal Proceedings, we are currently involved in legal and administrative proceedings involving some of its key patents. Any adverse rulings relating to the infringement, validity or enforceability of these key patents could significantly harm our business.

We are currently in litigation and administrative proceedings involving some of our key patents.

As more fully described in Part II, Item 1--Legal Proceedings, we are currently involved in litigation involving some of our key patents in the United States. These litigations challenge the validity, scope, enforceability and ownership of patents which we license to generate the substantial portion of our revenues. In addition, reexamination requests have also been filed against us with respect to a key patent in the United States Patent and Trademark Office and oppositions have been filed against us with respect to key patents in the European Patent Office. Same of the patents subject to the reexamination requests are currently being asserted by Tessera in our litigation and arbitration proceedings, and are important to our business. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave the patent in its present form, narrow the scope of the patent or cancel all of the claims of the patent.

We cannot predict the outcome of any of these proceedings. In the event that there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our key patents, we could be prevented from enforcing or earning future revenues from our key patents, and our licensing program would be materially adversely impacted. The occurrence of any of these events could significantly harm our business and financial condition. Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and could also result in the diversion of our management’s time and attention away from our other business operations, which could significantly harm our business. Moreover, our enforcement proceedings historically have been protracted and complex and we have experienced significant delays in certain of these proceedings. There are myriad procedural and substantive motions in these proceedings, and we cannot predict the outcome of any of these motions, nor can we expect to prevail in all such motions. The complexity of our litigations, their disproportionate importance to our business compared to other companies, the propensity for delay in patent litigations, and the potential for losing particular motions as well as the overall litigations all could cause significant volatility in our stock price and ultimately could materially adversely affect our business and financial condition.

We are currently, and may in the future be involved in material litigation with our licensees, potential licensees or strategic partners, which could harm our business.

Our current legal actions, as described above in Part II. Item 1—Legal Proceedings, are examples of significant disputes and litigation that impact our business. Any similar dispute in the future could cause an existing licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the licensee or strategic partner on both business and technical levels. Any litigation stemming from such a dispute could be very expensive and may reduce or eliminate our profits. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation. We are not able to predict the outcome of any of our legal actions and an adverse decision in any of our legal actions could significantly harm our business and financial condition. Moreover, even if we settle our legal actions, significant contingencies will exist to their final resolution, including our receipt of any payments owed and the dismissal of the legal action by the relevant court, none of which are completely within our control.

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

In the past we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We currently are involved in litigation regarding our intellectual property rights, as described above in Part II. Item 1—Legal Proceedings, and we expect to be involved in similar litigation in the future. Litigation is inherently uncertain and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our business. Whether or not determined in our favor or settled by us, litigation is costly and diverts our managerial, technical, legal and financial resources from our business operations.

The costs associated with the legal proceedings in which we are involved can be substantial and specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.

As described above in Part II. Item 1—Legal Proceedings, we are currently involved in legal proceedings against a number of different companies. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional companies at any time, which would increase our aggregate litigation costs and could adversely affect our operating results.

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

A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for DSP, ASSP, ASIC and memory. In addition, we derive substantial revenues from the incorporation of our technology into mobile phones. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues may be reduced significantly and our business could be harmed. Moreover, were such declines to occur, our business could become more cyclical in nature.

Our revenue is concentrated in a few customers and if we lose any of these customers our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. For the three months ended March 31, 2007, there were no customers that accounted for 10% or more of total revenue. For the three months ended March 31, 2006, revenues from three customers accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers or if our revenues from them decline, our revenues may decrease substantially.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia, and these revenues accounted for 74.0% and 54.0% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. International operations are subject to a number of risks, including the following:

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

There are numerous risks with our recent acquisitions of Eyesquad GmbH, Digital Optics Corporation, and of certain assets from Shellcase, Ltd. and North Corporation

In February 2007, we completed our acquisitions of Eyesquad GmbH, a company based in Munich, Germany and certain assets from North Corporation and company based in Yokohama, Japan, and in July 2006, we completed our acquisition of Digital Optics Corporation, a company based in Charlotte, North Carolina. In December 2005, we completed our acquisition of certain equipment, intellectual property and other intangible assets from Shellcase, Ltd., a company based in Israel. These acquisitions are subject to a number of risks, including the following:

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

•

The integration of Eyesquad GmbH, Digital Optics Corporation and of the Shellcase, Ltd. and the North Corporation assets and personnel will be a time consuming and expensive process that may disrupt our operations if it is not completed in a timely and efficient manner. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits from either acquisition.

•

We have incurred substantial direct transaction costs as a result of these acquisitions and anticipate incurring substantial additional costs to support the integration of Eyesquad GmbH, Digital Optics Corporation and the assets of Shellcase, Ltd. and North Corporation. The total cost of the integration may exceed our expectations.

The way we integrate acquired company technology into our products may not be accepted by consumers.

We have devoted, and expect to continue to devote, considerable time and resources to acquiring and integrating new technologies, such as the technologies acquired from Eyesquad GmbH, Digital Optics Corporation, Shellcase, Ltd. and North Corporation, into our products. However, if consumers do not accept the way we have integrated this technology, they may adopt competing solutions. In addition, as we introduce new products, we cannot predict with certainty if and when our customers will transition to those new products. If consumers fail to accept new or upgraded products incorporating our technologies, our financial results could be adversely impacted.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
2.1	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporated herein by reference)

3.1*	Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to registrant’s Current Report on Form 8-K, filed on March 21, 2007, and incorporated herein by reference)

10.1	Amendment to the Tessera Technologies, Inc. Third Amended and Restated 2003 Equity Incentive Plan

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed as an exhibit to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2007

Tessera Technologies, Inc.

By:	/s/ Charles A. Webster
Charles A. Webster
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporated herein by reference)

3.1*	Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to registrant’s Current Report on Form 8-K, filed on March 21, 2007, and incorporated herein by reference)

10.1	Amendment to the Tessera Technologies, Inc. Third Amended and Restated 2003 Equity Incentive Plan

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed as an exhibit to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.