Form 10-Q
period 2007-07-01
TESSERA TECHNOLOGIES INC
filed 2007-08-10
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2007, 47,668,379 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED JULY 1, 2007

2 of 40

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$198,911	$194,076
Short-term investments	37,371	—
Accounts receivable, net of allowance for doubtful accounts of $75 and $75	9,303	6,783
Inventories	1,565	1,548
Short-term deferred tax assets	4,814	4,814
Other current assets	2,416	13,434

Total current assets	254,380	220,655
Property and equipment, net	26,334	24,705
Intangible assets, net	55,113	27,529
Goodwill	35,425	35,425
Long-term deferred tax assets	1,162	12,530
Other assets	537	444

Total assets	$372,951	$321,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,675	$3,895
Accrued legal fees	2,010	3,166
Accrued liabilities	6,759	7,350
Deferred revenue	466	646
Income tax payable	13,779	376

Total current liabilities	25,689	15,433

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 48,071 and 47,214 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	48	47
Additional paid-in capital	265,470	245,019
Accumulated other comprehensive income	1	—
Retained earnings	81,743	60,789

Total stockholders’ equity	347,262	305,855

Total liabilities and stockholders’ equity	$372,951	$321,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3 of 40

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Royalty and license fees	$36,286	$19,529	$71,994	$38,901
Past production payments	4	1,410	1,752	1,633
Product and service revenues	10,385	3,320	19,748	7,389

Total revenues	46,675	24,259	93,494	47,923

Operating expenses:
Cost of revenues	5,612	3,990	10,314	7,422
Research, development and other related costs	8,833	3,396	17,186	7,272
Selling, general and administrative	17,789	20,105	33,943	33,975

Total operating expenses	32,234	27,491	61,443	48,669

Operating income (loss)	14,441	(3,232)	32,051	(746)
Other income, net	2,848	1,519	5,606	2,724

Income (loss) before taxes	17,289	(1,713)	37,657	1,978
Provision (benefit) for income taxes	7,429	(501)	16,703	1,819

Net income (loss)	$9,860	$(1,212)	$20,954	$159

Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$0.21	$(0.03)	$0.44	$—

Net income (loss) per share—diluted	$0.20	$(0.03)	$0.43	$—

Weighted average number of shares used in per share calculations—basic	47,424	45,905	47,178	45,684

Weighted average number of shares used in per share calculations—diluted	48,977	45,905	48,770	47,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4 of 40

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$20,954	$159
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	6,412	2,456
Gain of fixed assets	(3)	(8)
Stock-based compensation	8,828	7,109
Excess tax benefit from stock-based compensation	(426)	(173)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,393)	195
Inventories	(17)	—
Deferred income tax, net	(20)	—
Other assets	10,928	(2,644)
Accounts payable	(1,518)	(1,028)
Accrued legal fees	(1,156)	7,337
Accrued liabilities	(971)	702
Deferred revenue	(179)	339
Income tax payable	13,404	—

Net cash provided by operating activities	53,843	14,444

Cash flows from investing activities:
Purchases of property and equipment	(4,156)	(938)
Proceeds from sale of fixed assets	7	8
Purchases of short-term investments	(50,137)	—
Proceeds from maturities and sales of short-term investments	12,767	—
Acquisitions, net of cash acquired	(19,538)	(42)

Net cash used in investing activities	(61,057)	(972)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	426	173
Proceeds from exercise of stock options	10,511	4,600
Proceeds from employee stock purchase program	1,112	664

Net cash provided by financing activities	12,049	5,437

Net increase in cash and cash equivalents	4,835	18,909
Cash and cash equivalents at beginning of period	194,076	127,594

Cash and cash equivalents at end of period	$198,911	$146,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5 of 40

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”), is a developer and licensor of miniaturization technologies for the electronics industry and micro-optics technologies for the consumer optics industries. The Company provides a broad range of advanced packaging, interconnect, and consumer optics technologies which are widely adopted in high-growth markets including consumer, computing, communications, medical and defense electronics. The Company enables improvements in the size, performance and cost of its customers’ products by applying its expertise in the electrical, thermal and mechanical properties of semiconductor materials, and in the design and manufacturing of micro-optics. Micro-optics technologies include proprietary lens design and algorithms that enhance image quality for applications such as custom depth of focus and zoom. The Company’s intellectual property includes approximately 1,100 domestic and international issued patents and patent applications, covering a broad range of advanced semiconductor packaging, substrate, interconnect and micro-optics technology. The Company licenses its chip packaging technology to its customers on a worldwide basis, enabling them to produce semiconductor chips that are smaller and faster, and that incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, PDAs, video game consoles and mobile phones.

The consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2007 and 2006, and for the three and six months then ended, have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2006 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments necessary, to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2007 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, July 1, 2007 and the prior year comparative three-month period ended on Sunday, July 2, 2006. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

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

Cash equivalents and short-term investments

All investments purchased with an original maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale. Cash equivalents consist primarily of money market funds. Short-term investments consist primarily of corporate bonds, mortgage-backed and asset-backed securities. The Company accounts for its investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the amortized cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the realized gains and losses on investments.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

6 of 40

The Company’s accounts receivable are concentrated with two customers at June 30, 2007, representing 20% and 11% of aggregate gross trade receivables, and three customers at June 30, 2006, representing 45%, 20% and 20% of aggregate gross receivables.

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

Property and equipment, net

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Equipment held under capital lease is stated at the fair market value of the related asset and is amortized on a straight-line basis over the term of the lease. The Company held no equipment under capital lease agreements in the periods presented. Repair and maintenance costs are charged to expense as incurred.

The depreciation and amortization periods for property and equipment are as follows:

Furniture and equipment	One to five years
Buildings	Four to 40 years
Leasehold improvements	Shorter of five years or the remaining term of the lease

When property and equipment are sold or disposed, the cost of the asset and the related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss on disposal is included in other income and expense.

Goodwill and identified intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. Identified intangible assets consist of acquired patents, existing technology, trade names, assembled workforce and non-compete agreements that are amortized on a straight-line basis over their estimated useful lives, ranging from two to 15 years.

The Company evaluates the recoverability of goodwill recorded in connection with its acquisitions in the quarter in which the anniversary date of the acquisition occurs, or more frequently whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company utilizes a two-step process to evaluate impairment. The first step requires the Company to compare the fair value of each reporting unit to its carrying value including allocated goodwill, if any. The Company generally determines the fair value of its reporting units first based on management estimates of future cash flows. If the amount of the total estimated future cash flows is greater than the carrying value, the Company determines the fair value of each reporting unit using the discounted estimated cash flow and market-multiple methodologies based on assumptions about future conditions such as future revenues, gross margins and operating expenses. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No goodwill impairment was recorded for the periods presented.

Accumulated other comprehensive income

The unrealized gains and losses on investments are comprehensive income items applicable to the Company, and are reported as a separate component of equity as “Accumulated other comprehensive income.” Unrealized gains were not significant for the three and six months ended June 30, 2007 and 2006.

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” and American Institute of Certified Public Accountants Statements of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the provisions of SAB No. 104 and SOP No. 81-1, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

Royalty and license fees

Royalty and license fees include revenues from license fees and from royalty payments. Licensees typically pay a non-refundable license fee and revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price the Company charges for similar services when they are sold separately. These revenues are reported as service revenues. Licensees also pay on-going royalties on their shipment incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. As there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag.

7 of 40

Past production payments

Past production payments are royalty payments received through license negotiations, the resolution of patent disputes or the results of the license compliance audit. Such negotiations and resolutions arise when it comes to the Company’s attention that a third party is infringing on patents or a current licensee is not paying royalties to which the Company is entitled. The Company also completes compliance audits of licensees to independently verify the accuracy of the information contained in the licensees’ historical royalty reports. Past production payments represent the portion of royalty payments received through such license negotiations, resolution of patent disputes or license compliance audit that relates to previous periods and are based on historical production volumes.

Revenues are recognized upon execution of an agreement by both parties, provided that the amounts are fixed or determinable, there are no significant Company obligations and collection is reasonably assured. The Company does not recognize any revenues prior to execution of the agreement as there is no reliable basis on which the Company can estimate the amounts for royalties related to previous periods or assess collectibility.

Product and service revenues

The Company utilizes the completed-contract and the percentage-of-completion methods of accounting for commercial and government contracts, depending on the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee and fixed-priced contracts are recognized upon acceptance of deliverables by the customer or in accordance to the contract specifications, when title and risk of loss has transferred to the customer, prices are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

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

Product revenue is generated principally from sales of micro-optic products. The Company recognizes revenue from product sales upon acceptance by the customer or in accordance with the contract specifications, when the title and risk and awards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Revenue from non-recurring engineering fees are recognized when the service is completed or upon certain milestones as provided for in the agreements.

Indemnification

The Company does not have guarantees required to be disclosed under Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, the Company’s technology license agreements typically provide for indemnification of customers for intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. As of June 30, 2007, no such claims have been filed against the Company and no liability has been accrued.

Research, development and other related costs

All research, development and other related costs are expensed as incurred. Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to materials, supplies, equipment depreciation, intangible amortization and patent prosecution. Research, development and other related costs, excluding costs related to patent prosecution, for the three and six months ended June 30, 2007 were $7.9 million and $15.1 million, respectively. Research, development and other related costs, excluding costs related to patent prosecution, for the three and six months ended June 30, 2006 were $3.0 million and $6.5 million, respectively.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s restricted stock awards was calculated based upon the fair market value of its stock at the date of grant. The fair value of the Company’s stock options and ESPP purchases was estimated using a Black-Scholes option valuation model based on the fair market value on the date of grant or the date of purchase. The fair value of the Company’s stock awards for non-employees was estimated using a Black-Scholes option valuation model based on the fair market value on each vesting date, accounted for under the variable-accounting method. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123(R), including expected stock price volatility and the estimated life of each award. Based on the modified prospective method, the fair value of equity-based awards is amortized over the requisite service period of the award which is generally the vesting period and the Company has elected to use the straight-line method for awards granted after the adoption of SFAS No. 123(R) and continues to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123(R).

Income taxes

Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities. See Note 10 — “Income Taxes” for additional information.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in its subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 10—“Income Taxes” for additional details.

8 of 40

Litigation and contingencies

From time to time, the Company has been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business, as well as other matters identified below in Note 11— “Commitments and Contingencies — Litigation.”

The results of any litigation are inherently uncertain, and any adverse decision could result in a loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from others, limit the value of the Company’s technologies and otherwise negatively impact the Company’s business. If the Company believes that it is probable for a certain proceeding to result in an adverse decision and that the loss is estimable, the Company would establish an appropriate accrual for the loss.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on its financial statements.

9 of 40

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$342	$247
Work in process	684	407
Finished goods	539	894

	$1,565	$1,548

Other current assets consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Prepaid expenses	$2,416	$1,878
Foreign taxes withholding refund	—	11,556

	$2,416	$13,434

Property and equipment consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Furniture and equipment	$27,423	$23,153
Land and buildings	17,155	16,607

	44,578	39,760
Less: Accumulated depreciation and amortization	(18,244)	(15,055)

	$26,334	$24,705

NOTE 5 – BUSINESS COMBINATIONS

Eyesquad GmbH

In February 2007, Tessera completed its acquisition of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and operates in Israel. The purchase consideration of $20.3 million included a cash payment of $19.5 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $0.8 million. The purchase price included approximately $2.0 million of cash acquired. Approximately $2.3 million of the purchase consideration was held in escrow which is subject to forfeiture to satisfy indemnification obligations of the former stockholders of Eyesquad, if any. The escrow will expire in August 2009. All interest and other income earned from the escrow will be allocated and distributed to the former stockholders of Eyesquad.

Eyesquad developed and designed digital auto-focus and optical zoom solutions for camera phones and other electronic products that integrate cameras. This acquisition enabled the Company to provide a complete optical product offering to complement its acquisition of Shellcase Ltd. and Tessera North America, Inc. (formerly Digital Optics Corporation) in 2005 and 2006, respectively.

The Company accounted for this transaction using the purchase accounting method and as an asset acquisition in accordance with SFAS No. 141, “Business Combinations,” and Emerging Issue Task Force (“EITF”) 98-3, “Determining Whether a Non Monetary Transaction Involves Receipt of a Productive Asset or a Business.”

There was no acquired in-process research and development or goodwill.

Purchase price allocation

In accordance to SFAS No. 141, “Business Combinations,” the purchase price of the acquisition was approximately $20.3 million, which has been determined as follows (in thousands):

Cash	$19,492
Transaction costs	790

Total purchase price	$20,282

10 of 40

Under the purchase accounting method, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, which is allocated as follows (in thousands):

	Amount	Estimated Useful Life
		(in years)
Acquired tangible assets and liabilities:
Current assets	$2,783	N/A
Property and equipment, net	173	N/A
Other Assets	130	N/A
Liabilities assumed	(677)	N/A
Deferred tax liability	(11,387)	N/A

	(8,978)
Identified intangible assets:
Existing technology	25,762	9
Patents/core technology	1,798	8
Non-competition agreements	1,400	2
Assembled workforce	300	4

	29,260

Total purchase price	$20,282

Approximately $2.4 million of the purchase price has been allocated to acquire net tangible assets consisting of cash, property and equipment, short term investments, accounts receivable and various liabilities, excluding deferred tax liability.

A deferred tax liability was created on the date of purchase of Eyesquad as there was no allocation of the purchase price to the intangible asset for tax purposes, and the foreign subsidiary’s tax basis in the intangible asset remained at zero. EITF Issue No. 98-11 (“EITF 98-11”), “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations,” requires the recognition of the deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis of the asset on the acquisition date. In accordance with EITF 98-11, the amounts assigned to the intangible assets and the related deferred tax liability of $11.4 million were determined using the simultaneous equations method.

Digital Optics Corporation

In July 2006, Tessera completed its acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation, a leader in the development and design of micro-optical solutions. In March 2007, the legal name of Digital Optics was changed to Tessera North America, Inc. The Digital Optics personnel and key technology became components in Tessera’s development of low-cost, miniaturized imaging solutions for high-volume consumer optics applications, such as camera phones, next-generation DVD players and automotive applications. Tessera acquired Digital Optics with the intent of furthering its core manufacturing business and of extending its technology and intellectual property in building a larger technology-licensing business in micro-optics for the consumer electronics industry. These factors contributed to a purchase price in excess of the fair value of the underlying net tangible and intangible assets acquired from Digital Optics and, as a result, the Company has recorded goodwill in connection with this transaction.

Under the terms of the agreement, Digital Optics became a wholly owned subsidiary of Tessera in a transaction accounted for using the purchase accounting method. The purchase price of $59.8 million includes cash of $58.6 million, for all outstanding shares of capital stock and vested stock options, and transaction costs of $1.2 million. In allocating the purchase price based on fair values, the Company recorded $31.7 million in net tangible assets, consisting of inventory, property and equipment and various assumed assets and liabilities, $16.9 million in identified intangible assets and $11.2 million in goodwill.

North Corporation

In May 2005, Tessera entered into a number of agreements with North Corporation (“North”), which included the acquisition of 100% ownership of all United States patents and patent applications filed by North, joint ownership of patents and applications filed in other jurisdictions and the right to sublicense certain other patents owned by North, for approximately $6.1 million. Tessera has recorded these patents and license rights as identified intangible assets, and is amortizing them over their respective useful lives, estimated at 15 years.

11 of 40

In February 2007, the Company purchased the remaining interests in all patent assets and applications, trademark assets and certain license agreements along with certain tangible assets from North, for $1.7 million. Tessera has recorded these patents, trademark and license rights as identified intangible assets, and is amortizing them over their respective useful lives, estimated at approximately 13 years.

NOTE 6 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development, if any, is expensed immediately. The value of the Company’s identified intangible assets and goodwill could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of the Company’s common stock, (iii) significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results.

The allocation of goodwill to segments is reflected below (in thousands):

	Intellectual Property	Services	Total
December 31, 2006	$24,196	$11,229	$35,425
June 30, 2007	$24,196	$11,229	$35,425

Identified intangible assets consisted of the following (in thousands):

	Average Life (Years)	June 30, 2007			December 31, 2006
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net

Acquired patents	7-15	$14,586	$(1,513)	$13,073	$11,273	$(888)	$10,385
Existing technology	5-10	39,161	(3,017)	36,144	13,400	(1,127)	12,273
Trade name	10	3,320	(317)	3,003	3,320	(151)	3,169
Customer contracts	4	1,900	(435)	1,465	1,900	(198)	1,702
Non-competition agreements	2	1,400	(246)	1,154	—	—	—
Assembled workforce	4	300	(26)	274	—	—	—

		$60,667	$(5,554)	$55,113	$29,893	$(2,364)	$27,529

Amortization expense for the three and six months ended June 30, 2007 and 2006 amounted to $1.9 million, $3.2 million, $0.3 million and $0.5 million, respectively.

As of June 30, 2007, the estimated future amortization expense of purchased identified intangible assets is as follows (in thousands):

2007 (remaining 6 months)	$3,777
2008	7,555
2009	6,958
2010	6,657
2011	6,307
Thereafter	23,859

$55,113

12 of 40

NOTE 7 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$9,860	$(1,212)	$20,954	$159
Denominator:
Weighted average common shares outstanding	47,885	46,227	47,659	46,006
Less: Unvested common shares subject to repurchase	(461)	(321)	(481)	(321)

Total shares—basic	47,424	45,906	47,178	45,685

Effect of dilutive securities
Stock awards and warrants	1,368	—	1,450	1,915
Restricted stock	185	—	142	318

Total shares—diluted	48,977	45,906	48,770	47,918

Net income (loss) per common share—basic	$0.21	$(0.03)	$0.44	$—

Net income (loss) per common share—diluted	$0.20	$(0.03)	$0.43	$—

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted shares that are subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and the incremental common shares issuable upon the exercise of stock options and warrants, using the treasury stock method.

For the three and six months ended June 30, 2007, approximately 0.6 million and 0.7 million options to purchase common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive. For the three month ended June 30, 2006, a total of 4.9 million options to purchase common stock and unvested restricted shares were excluded from the computation of diluted net loss. For the six months ended June 30, 2006, a total of 1.5 million options to purchase common stock were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of June 30, 2007, there were no shares reserved for grant under these plans.

The 2003 Plan

In February 2003, the board of directors adopted and the Company stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of June 30, 2007, there were 2,342,000 shares reserved for grant under this plan.

13 of 40

The activities under the Company’s stock option plans are summarized below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	2,623	4,188	$22.25

Additional shares authorized	—	—	—
Restricted stock granted	(114)	—	—
Restricted stock cancelled	29	—	—
Options granted	(267)	267	35.88
Options exercised	—	(699)	15.28
Options cancelled	193	(193)	29.45
Options forfeited / expired	(122)	—	—

Balance at June 30, 2007	2,342	3,563	$24.34

Information with respect to outstanding restricted stock awards as of June 30, 2007 was as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	353	$32.46

Awards granted	114	39.14
Awards vested	(58)	30.89
Awards cancelled / forfeited	(29)	33.55

Nonvested at June 30, 2007	380	$34.99

Employee Stock Purchase Plan

In August 2003, the Company adopted the 2003 Employee Stock Purchase Plan (“ESPP”) and the Company’s stockholders approved the ESPP in September 2003. The ESPP is designed to allow eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

The Company initially reserved 200,000 shares of common stock for issuance under the ESPP. The reserve will automatically increase on the first day of each fiscal year during the term of the ESPP by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the board of directors.

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

Participants may contribute up to 20% of their cash earnings through payroll deductions, and the accumulated deductions will apply to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

An eligible employee’s right to buy the Company’s common stock under the ESPP may not accrue at a rate in excess of $25,000 of the fair market value of such shares per calendar year for each calendar year of an offering period.

14 of 40

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

In the event of a proposed sale of all or substantially all of the Company’s assets, or merger with or into another company, the outstanding rights under the ESPP will be assumed or an equivalent right substituted by the successor company or its parent or subsidiary. If the successor company or its parent refuses to assume the outstanding rights or substitute an equivalent right, then all outstanding purchase rights will automatically be exercised prior to the effective date of the transaction. The purchase price will equal 85% of the market value per share on the participant’s entry date into the offering period in which an acquisition occurs or, if lower, 85% of the fair market value per share on the date the purchase rights are exercised.

The ESPP will terminate no later than the tenth anniversary of the ESPP’s initial adoption by the board of directors.

As of June 30, 2007 and 2006, there were 584,000 and 457,000 shares, respectively, reserved for grant under the ESPP.

NOTE 9 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R) under which the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases under the ESPP based on estimated fair values was required. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in fiscal year 2006. SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R) under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

The effect of recording stock-based compensation for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$747	$675	$1,297	$1,611
Research, development & other related costs	611	59	1,119	108
Selling, general & administrative	3,789	2,597	6,412	5,390

Total stock-based compensation	5,147	3,331	8,828	7,109

The stock-based compensation categorized by various equity components is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Employee stock options	$3,576	$2,739	$6,194	$5,886
Restricted stock awards	1,328	510	2,116	1,043
Employee stock purchase plan	243	82	518	180

Total stock-based compensation	$5,147	$3,331	$8,828	$7,109

The Company granted 68,000 and 267,000 stock options, respectively, during the three and six months ended June 30, 2007, with an estimated total grant-date fair value of $1.0 million and $3.8 million, respectively, before estimated forfeitures. As of June 30, 2007, the unearned stock-based compensation balance after estimated forfeitures related to stock options was $18.6 million and an additional $11.6 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 2.26 years. The Company granted 508,000 and 759,000 stock options, respectively, during the three and six months ended June 30, 2006 with an estimated total grant-date fair value of $7.4 million and $11.6 million, respectively, before estimated forfeitures. As of June 30, 2006, the unearned stock-based compensation balance related to stock options was $21.4 million after estimated forfeitures and an additional $8.5 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 4.0 years.

15 of 40

The following assumptions were used to value the options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	4.7%	5.0%	4.8%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	36.1%	61.4%	37.5%	62.0%

Under the ESPP, as of June 30, 2007 and 2006, an aggregate of 216,000 and 143,000 common shares, respectively, were purchased. For the three and six months ended June 30, 2007, the Company estimated a total purchase of 42,000 and 84,000 shares, respectively, with a per share weighted average fair value of $10.31 and $10.30, respectively. For the three and six months ended June 30, 2007, the estimated total grant-date fair value of these shares is $1.6 million and $3.2 million, respectively.

The following assumptions have been used to value the ESPP shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected life ( in years)	2.0	2.0	2.0	2.0
Risk-free interest rate	5.1%	5.0%	5.1%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	42.3%	43.7%	42.3%	43.4%

NOTE 10 – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” As a result of the implementation of FIN No. 48, the Company recognized an increase of approximately $3.2 million in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN No. 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of June 30, 2007, unrecognized tax benefits approximated $3.2 million, all of which would affect the effective tax rate if recognized.

The Company adopted a policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the three and six months ended June 30, 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits. At June 30, 2007, the 2003 through 2006 tax years were open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Income tax provision for the three and six months ended June 30, 2007 was $7.4 million and $16.7 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. Income tax benefit for the three months ended June 30, 2006 was $0.5 million and income tax provision for the six months ended June 30, 2006 was $1.8 million, and was comprised of domestic income tax and foreign income and withholding tax, respectively. The increase in the income tax provision for the three and six months ended June 30, 2007 is primarily attributable to the increase in pre-tax income.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

During the second quarter of 2007, the Company believes there were no significant changes in its payments due under lease commitments as previously disclosed in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

16 of 40

Litigation

Tessera, Inc. v. Micron Technology, Inc. et al, Civil Action No. 02-05cv-94 (E.D. Tex.)

In July 2006, the Company entered into definitive agreements to settle its lawsuit against Micron Technology, Inc. and its subsidiaries (collectively “Micron”), and against Infineon Technologies AG, or Infineon, and its subsidiaries including Qimonda AG, or Qimonda, in the United States District Court for the Eastern District of Texas. As initially filed on March 1, 2005, and subsequently amended, this lawsuit alleged Micron’s and Infineon’s infringement of Tessera’s U.S. Patents 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627; as well as Micron’s and Infineon’s violations of federal antitrust law, Texas antitrust law, and Texas common law. On July 20, 2006, Tessera and Micron entered into a Settlement Agreement and a TCC License Agreement that resolved all outstanding litigation between them. On July 31, 2006, Tessera, Infineon and Qimonda each entered into a Settlement Agreement and TCC License Agreements that resolved all outstanding litigation between them.

Micron Technology, Inc. et al. v. Tessera, Inc., Civil Action No. 02-05cv-319 (E.D. Tex.)

On July 20, 2006, Tessera and Micron entered into a Settlement Agreement and a TCC License Agreement that resolved all outstanding litigation between them. Under the terms of Tessera’s License Agreements with Micron, Infineon and Qimonda (collectively “Defendants”), Defendants collectively paid Tessera $80 million in cash for a world-wide, non-exclusive, royalty-bearing license to Tessera’s Compliant Chip (“TCC”) technology. The $80 million payment included Defendants’ payment of past royalties through June 30, 2006 on the use of the TCC technology. In addition, under each of their License Agreements, Defendants shall pay royalties to Tessera on a quarterly basis in the future with respect to the use of the TCC technology. Each License Agreement expires on May 22, 2012, subject to an option to extend the agreement for one additional five-year term at half the current royalty rate.

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal)

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

On January 31, 2006, the Company filed a second amended complaint to add claims of breach of contract and/or patent infringement against several new defendants, including Advanced Semiconductor Engineering, Inc. ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V., STMicroelectronics, Inc., STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to the Company’s claims, and some of them have brought related counterclaims alleging that the Tessera patents at issue are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents.

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of a concurrent proceeding before the International Trade Commission. During the stay, the Company expects that potential damages will continue to accrue. Upon completion of the International Trade Commission action, the proceeding can continue, and Tessera may seek to recover its damages attributable to the alleged infringement. The Company cannot predict the outcome of these proceedings. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, the Company submitted a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. On April 17, 2007, Tessera provided notice to Amkor of Tessera’s termination of the license agreement, which may allow Tessera to seek remedies for patent infringement outside of the arbitration. On May 9, 2007, the tribunal recommended to the International Chamber of Commerce that the hearing be reset for March 31, 2008, and Tessera expects that trial is likely to go forward on or around that recommended date. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

17 of 40

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

On December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc., (collectively, “Hynix”) in the Superior Court of the State of California, for the county of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled the demurrer to Tessera’s Cartwright Act claims against Hynix, thus allowing the claims to proceed. The Court sustained the demurrer to Tessera’s claim for interference with contract and business relations, and gave Tessera an opportunity to add additional details to that claim, which Tessera did on July 2, 2007. The Court has not yet ruled on whether these additional details are sufficient. This litigation is in its early stages, and the Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same

On April 17, 2007, the Company filed a complaint with the International Trade Commission (“ITC”), requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC, and ST Microelectronics N.V. The ITC will, among other things, investigate infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera has opposed the motion, which awaits decision by the ITC. On July 11, 2007, the assigned Administrative Law Judge ordered that the “target date” for completing the ITC investigation be August 21, 2008, with trial likely occurring a number of months before the target date. The Company cannot predict the outcome of these proceedings. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint, and have filed a motion to stay the district court action pending completion of the concurrent International Trade Commission proceedings. The Company cannot predict the outcome of these proceedings. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

Reexamination Proceedings

On February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the United States Patent & Trademark Office (“PTO”) requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest. The Company has filed a request for reconsideration of its petition to vacate, on which the PTO has not yet reached a decision. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007, to which a response was filed on July 5, 2007. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed on August 6, 2007. On March 14, 2007, Siliconware filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO granted this request on June 12, 2007. On May 21, 2007, Amkor filed a request for ex parte reexamination of U.S. Patent No. 5,861,666, and on June 11, 2007, Amkor filed additional requests for reexamination regarding U.S. Patent Nos. 5,679,977 and 6,133,627. The PTO has not yet decided whether to grant Amkor’s reexamination requests with respect to the 5,679,977 and 6,133,627 patents. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V and Philips Semiconductors B. V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and August 7, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. The EPO continues to consider STM’s opposition of the EP672 Patent. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and financial condition.

NOTE 12 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable operating segments: Intellectual Property and Services. The Intellectual Property segment consists primarily of the Licensing Business and the Emerging Markets and Technologies Group. The Services segment consists primarily of the Product Division. Operational functions of the Product Division may also be reported in the Intellectual Property segment. In addition to these reportable segments, the Corporate Overhead division includes certain operating expenses and credits that are not allocated to the reportable operating segments because these operating expenses and credits are not considered in evaluating the operating performance of the Company’s business segments.

The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Company’s President and Chief Executive Officer. The CODM assesses the performance of the operating segment using information about its revenue and operating income (loss) before other income and income taxes. The CODM is not presented with financial information for each division and the CODM does not evaluate each division separately from the segments when evaluating the operating performance of the business.

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

18 of 40

The following table sets forth the Company’s segments revenue, operating expenses and operating income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Intellectual Property Segment	$36,350	$21,034	$73,806	$40,629
Services Segment	10,325	3,225	19,688	7,294
Corporate Overhead	—	—	—	—

Total revenues	46,675	24,259	93,494	47,923

Operating expenses:
Intellectual Property Segment	12,382	16,599	23,911	27,597
Services Segment	11,649	4,681	22,614	8,473
Corporate Overhead	8,203	6,211	14,918	12,599

Total operating expenses	32,234	27,491	61,443	48,669

Operating income (loss)
Intellectual Property Segment	23,968	4,435	49,895	13,032
Services Segment	(1,324)	(1,456)	(2,926)	(1,179)
Corporate Overhead	(8,203)	(6,211)	(14,918)	(12,599)

Total operating income (loss)	$14,441	$(3,232)	$32,051	$(746)

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the United States, principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic regions of the headquarters of Company’s customers, revenues and the percentage of revenues derived from each region for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
United States	$11,344	24%	$9,529	39%	$23,400	25%	$20,213	42%
Asia Pacific	25,843	56	14,676	61	50,977	55	27,341	57
Europe and other	9,488	20	54	—	19,117	20	369	1

	$46,675	100%	$24,259	100%	$93,494	100%	$47,923	100%

During the three and six months ended June 30, 2007, there were no significant changes to property and equipment, net of depreciation and amortization, by geographic region as disclosed in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

19 of 40

NOTE 13 – RELATED PARTY TRANSACTION

In November, 2005, the Company engaged in consulting services with a company which is owned 100% by one of the Company’s employee. During April 2007, the employee left the Company’s service and only an insignificant amount of services were performed for the three months ended June 30, 2007. For the six months ended June 30, 2007, the Company recognized approximately $0.3 million of consulting expenses. For the three and six months ended June 30, 2006, the Company recognized $0.4 million and $0.9 million, respectively, of consulting expenses.

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

This Quarterly Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

Tessera is a developer and licensor of miniaturization technologies for the electronics industry and micro-optics technologies for the consumer optics industries. The Company provides a broad range of advanced packaging, interconnect, and consumer optics technologies which are widely adopted in high-growth markets including consumer, computing, communications, medical and defense electronics. We enable improvements in the size, performance and cost of our customers’ products by applying our expertise in the electrical, thermal and mechanical properties of semiconductor materials, and in the design and manufacturing of micro-optics. Micro-optics technologies include proprietary lens design and algorithms that enhance image quality for applications such as custom depth of focus and zoom. Our intellectual property includes approximately 1,100 domestic and internationally issued patents and patent applications, covering a broad range of advanced semiconductor packaging, substrate, interconnect and micro-optics technology. We license our chip packaging technology to our customers on a worldwide basis, enabling them to produce semiconductor chips that are smaller and faster, and that incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants (“PDAs”), video game consoles and mobile phones. In addition, by using our technology, we believe that our customers are also able to reduce the time to market, and the development costs of their semiconductors.

Our patented chip packaging technology and associated CSP substrate technology enables our customers to assemble semiconductor chips into chip-scale packages (“CSPs”) that are almost as small as the chip itself. Our multi-chip packaging (“MCP”), technology and associated MCP substrate technology extends this benefit by enabling multiple semiconductors to be stacked vertically in a single three-dimensional multi-chip package that occupies almost the same circuit board area as a CSP. Our technology allows several semiconductor chips and passive components to be densely combined in ultra-compact electronics modules. By reducing the size of the semiconductor package and shortening electrical connections between the chip and the circuit board, our technology allows further miniaturization and increases in performance and functionality for electronic products. We achieve these benefits without sacrificing reliability by allowing movement within the package, thus addressing critical problems associated with thermally-induced stress which can occur when packages decrease in size.

Our semiconductor chip packaging technology has been widely adopted and is currently licensed to more than 60 companies, including Intel Corporation, Renesas Technology Co., Samsung Electronics Co., Ltd., Sharp Corporation, Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products that incorporate our packaging technology. As a result, our technology has been incorporated into more than 13 billion semiconductors worldwide.

20 of 40

We have a significant consumer optics technology portfolio that includes image sensor packaging, wafer-level camera manufacturing technology, camera assembly technology and technology for custom depth of focus and zoom. According to market research firm Prismark, the market for consumer electronic devices that contain cameras, including mobile phones, notebook computers, security systems and automotive electronics, will increase to approximately 2.25 billion units in 2011. We believe that we are well-positioned to take advantage of this expected significant growth in consumer optics. We have an ongoing effort to develop and license optical technologies for the mobile phone market. This market is growing rapidly, with nearly 1.0 billion cameras expected to be incorporated in mobile phones in 2010.

Our interconnectivity technology includes the MicroPILR Interconnect platform, a highly innovative technology family that is designed to revolutionize the interconnect within semiconductor packages, substrates, printed circuit boards (“PCBs”) and other electronic components. Offering finer pitch, lower profile, improved reliability, greater coplanarity and competitive cost, Tessera’s MicroPILR platform has the potential to become a fundamental building block of next-generation mobile, computing and consumer electronic products as it addresses many of the technical limitations of current generation interconnect. According to the market research from Prismark, the interconnect market (including multilayer PCBs and advanced package assembly) will grow from approximately $34 billion in 2006 to $51 billion in 2011.

We generate revenues from:

•

royalties and license fees based on our intellectual property, which represent the majority of our revenues and consist of royalties on semiconductors shipped by our licensees that employ our patented technologies; and

•	products and services, which utilize or further develop our technology offerings.

We recognize revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and reasonably assured collectibility.

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

Semiconductor manufacturers and assemblers pay on-going worldwide royalties on their production or shipment of semiconductors incorporating our intellectual property. Royalty payments for our CSP technologies are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our technology, although we also have arrangements in which royalties are paid based upon a percent of the net sales price. Our licensees report royalties quarterly, and most also pay on a quarterly basis. As there is no reliable basis on which to estimate our royalty revenues prior to obtaining these reports from our licensees, we recognize royalty revenues when we receive a royalty report from our customer. We generally receive these reports the quarter after the semiconductors that incorporate our technology have been produced or shipped.

From time to time, we receive payments through license negotiations or through the resolution of patent disputes. These license negotiations and dispute resolutions generally include amounts for royalties related to previous periods based on historical production volumes. These amounts are reported as “past production payments” revenues in the statement of operations. Past production payments will vary significantly on a quarterly basis.

Product and service revenues include sales of wafer level and micro-optics products, and engineering product development services. Product revenue principally consists of micro-optics products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as other specialized optical elements, sold for telecommunications and photonic applications. Service revenue principally consists of engineering, assembly and infrastructure services, provided primarily to government agencies, which we believe accelerate the incorporation of our intellectual property into our customers’ products and aid in our understanding of the electronic industry future packaging requirements. We recognize revenue from product sales when fundamental criteria are met, such as title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Revenues from services are recognized utilizing either the percentage-of-completion method or completed contract method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of total costs to complete the projects. If total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues under the completed contract method are recognized upon acceptance by the customer or in accordance with the contract specifications. Revenues from services related to training are recognized when services are performed

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia and Europe. For the three and six months ended June 30, 2007, these revenues accounted for 76% and 75%, respectively, of our total revenues. For the three and six months ended June 30, 2006, these revenues accounted for 61% and 57%, respectively, of our total revenues. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three and six months ended June 30, 2007, two and one customers, respectively, each accounted for over 10% of revenue. For the three and six months ended June 30, 2006, three customers each accounted for over 10% of revenue.

We license most of our CSP and MCP technology under a license agreement that we refer to as Tessera’s Compliant Chip Technology (“TCC”) license. Our TCC license grants a worldwide royalty-bearing right under the licensed patent claims to assemble, use and sell certain CSPs and MCPs. We generally license semiconductor material suppliers under our Tessera Compliant Mounting Tape (“TCMT”) license. Our TCMT license calls for a one-time license fee and, unlike most of our other licenses, does not require ongoing royalty payments.

21 of 40

We operate in two reportable operating segments: Intellectual Property and Services. The Intellectual Property segment consists primarily of the Licensing Business and the Emerging Markets and Technologies Group. The Services segment consists primarily of the Product Division. Operational functions of the Product Division may also be reported in the Intellectual Property segment. The segments were determined based upon how our management views and evaluates our operations. Segment information in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 12 of the Notes to Consolidated Financial Statements included in this report are presented in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” We do not present financial data to our management for each of our divisions and our management does not evaluate each division separately from our segments when measuring the operating performance of our business. In addition to our reportable segments, we also have a Corporate Overhead category that is not a reportable operating segment. This category includes certain operating expenses and credits that are not allocated to our business segments because these operating expenses and credits are not considered in evaluating the operating performance of our business segments.

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

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Our research and development is conducted primarily in-house and targets CSP, multi-chip and wafer level packaging (“WLP”) technology. All research, development and other related costs are expensed as incurred. We believe that a significant level of research, development and other related costs will be required for us to remain competitive in the future. We have increased our research and development personnel to 183 at June 30, 2007 from 91 at June 30, 2006, and expect to continue to increase our research and development personnel in the future.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluated them on an on-going basis to ensure they remained reasonable under current conditions. Actual results could differ significantly from those estimates.

Our fiscal year ends on December 31. For quarterly reporting, we employ a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, July 1, 2007 and the prior year comparative three-month period ended on Sunday, July 2, 2006. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2007 with the exception to the paragraph below as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

On January 1, 2007, we accounted for uncertain tax positions in accordance with FIN No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 10 – “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on its financial statements.

22 of 40

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Royalty and license fees	78%	80%	77%	82%
Past production payments	0	6	2	3
Product and service revenues	22	14	21	15

Total revenues	100	100	100	100

Operating expenses:
Cost of revenues	12	16	11	16
Research, development and other related costs	19	14	19	15
Selling, general and administrative costs	38	83	36	71

Total operating expenses	69	113	66	102

Operating income (loss)	31	(13)	34	(2)
Other income, net	6	6	6	6

Income (loss) before taxes	37	(7)	40	4
Provision (benefit) for income taxes	16	(2)	18	4

Net income (loss)	21%	(5)%	22%	0%

For the Three and Six Months Ended June 30, 2007 and 2006

Revenues

Revenues for the three months ended June 30, 2007 were $46.7 million as compared to $24.3 million for the three months ended June 30, 2006, an increase of $22.4 million, or 92%. Revenues for the six months ended June 30, 2007 were $93.5 million as compared to $47.9 million for the six months ended June 30, 2006, an increase of $45.6 million, or 95%. The overall increase in the three months ended June 30, 2007 is primarily due to an increase in royalty revenues of $16.8 million and in product and service revenues of $7.1 million related to several on-going development projects and the inclusion of revenue from a subsidiary acquired in the third quarter of 2006, partially offset by a decrease in past production revenues of $1.4 million. The increase for the six months ended June 30, 2007 is primarily due to an increase in royalty revenues of $33.1 million and an increase of $12.4 million in product and service revenues.

Cost and expenses

Cost of Revenues

Cost of revenues primarily relates to product and service revenue as the cost of revenues associated with intellectual property revenues is de minimis. For the three and six months ended June 30, 2007, cost of revenues represented 54% and 52% of product and service revenues, respectively. For the three and six months ended June 30, 2006, cost of revenues represented 120% and 100% of product and service revenues, respectively. For each associated period, cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues.

Cost of revenues for the three months ended June 30, 2007 increased by $1.6 million or 41% to $5.6 million as compared to $4.0 million for the three months ended June 30, 2006. Cost of revenues for the six months ended June 30, 2007 increased by $2.9 million or 39% to $10.3 million as compared to $7.4 million for the six months ended June 30, 2006. The majority of the increase in both three and six month periods was attributable to the inclusion of the cost of revenues of a subsidiary acquired in the third quarter of 2006.

Research, Development and Other Related Costs

Research, development and other related costs (“R&D”) for the three months ended June 30, 2007 was $8.8 million, an increased of $5.4 million or 160% as compared to $3.4 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, research, development and other related costs were $17.2 million, an increased of $9.9 million, or 136% as compared to $7.3 million for the six months ended June 30, 2006. The increase for both three and six month periods is primarily due to an increase in headcount from 91 employees at June 30, 2006 to 183 employees at June 30, 2007, an increase in the amortization expense of identified intangible assets, and the inclusion of research, development and other related costs of subsidiaries acquired in the third quarter of 2006 and in the first quarter of 2007.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, therefore we expect research and development costs to increase in absolute dollars.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2007 were $17.8 million, a decrease of $2.3 million or 12% as compared to $20.1 million for the three months ended June 30, 2006. The decrease is primarily due to a decrease in litigation expense of $6.4 million, offset by an increase in stock-based compensation expense of $1.2 million, inclusion of SG&A expenses of $1.1 million related to the acquisition completed in the third quarter of 2006, an increase in professional service spending and an increase in headcount from 80 employees at June 30, 2006 to 103 employees at June 30, 2007. For the six months ended June 30, 2007, SG&A

23 of 40

expenses were $33.9 million, a slight decreased of $0.1 million, or 0.1%, as compared to $34.0 million for the six months ended June 30, 2006. The decrease is primarily due to a decrease in litigation expense of $6.6 million, offset by an increase in stock-based compensation expense of $1.0 million, the inclusion of SG&A expenses of $2.9 million related to subsidiaries acquired in the third quarter of 2006 and in the first quarter of 2007, an increase in professional service spending, and an increase in headcount.

Excluding litigation expense, we expect that, as a percentage of revenues, our SG&A expense may decrease over time as our revenues continue to grow. However, we expect that litigation expenses may continue to be a material portion of our general and administrative expense in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described below in Part II, Item 1 – Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation

The following table sets forth our stock-based compensation for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$747	$675	$1,297	$1,611
Research, development & other related costs	611	59	1,119	108
Selling, general & administrative	3,789	2,597	6,412	5,390

Total stock-based compensation	5,147	3,331	8,828	7,109

Stock-based compensation awards included employee stock options, restricted stock awards and employee stock purchases under our 2003 Employee Stock Purchase Plan. As of June 30, 2007, the amount of unearned stock-based compensation after estimated forfeitures estimated to be expensed from the remainder of 2007 to 2011 related to unvested stock options at June 30, 2007 was $18.6 million and an additional $11.6 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 2.26 years. Stock-based compensation for the three months ended June 30, 2007, was $5.1 million, of which $3.6 million related to employee stock options, $1.3 million related to issuances of shares of restricted stock and $0.2 million related to employee stock purchases. For the six months ended June 30, 2007, stock-based compensation was $8.8 million, of which $6.2 million related to employee stock options, $2.1 million related to issuances of shares of restricted stock and $0.5 million related to employee stock purchases. For the three months ended June 30, 2006, stock-based compensation was $3.3 million, of which $2.7 million related to employee stock options, $0.5 million related to issuances of shares of restricted stock and $0.1 million related to employee stock purchases. For the six months ended June 30, 2006, stock-based compensation was $7.1 million, of which $5.9 million related to employee stock options, $1.0 million related to issuances of shares of restricted stock and $0.2 million related to employee stock purchases. The overall increase is primarily related to an increase in grants of stock awards to employees based on our compensation incentive program and an increase in expense related to employee stock purchases and certain stock awards for employees that transitioned to consultants whose awards were accounted for under variable accounting. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock awards.

Interest and Other Income, Net

Interest and other income, net for the three and six months ended June 30, 2007 was $2.8 million and $5.6 million, respectively, as compared to $1.5 million and $2.7 million, for the three and six months ended June 30, 2006, respectively. The increase is primarily related to income earned from investment and money market funds on higher cash balances as a result of positive cash flow generated from operations. Our cash, cash equivalents and short-term investments at June 30, 2007 were $236.2 million as compared to $146.5 million at June 30, 2006.

Provision for Income Taxes

Our estimated effective tax rate is based on tax law in effect at June 30, 2007 and current expected income which may be affected by the closing of acquisitions or divestitures; the jurisdictions in which profits are determined to be earned and taxed; changes in estimates of credits, benefits, and deductions; the resolution of issues arising from tax audits, if any, with various tax authorities, including payment of interest and penalties; and the ability to realize deferred tax assets. The overall tax rate reflects taxes in U.S. and foreign tax jurisdictions which may change over time as the amount or mix of income and taxes changes.

Income tax provision for the three and six months ended June 30, 2007 was $7.4 million and $16.7 million, respectively, and was comprised of domestic income tax, foreign income and withholding taxes. For the three months ended June 30, 2006, the income tax benefit was $0.5 million and income tax provision for the six months ended June 30, 2006 was $1.8 million. The 2006 income tax provision included domestic income tax and foreign income and withholding tax. The increase in the income tax provision for the three and six months ended June 30, 2007 is primarily attributable to an increase in profit.

Segment Operating Results

We operate in two reportable operating segments: Intellectual Property and Services. The Intellectual Property segment consists primarily of the Licensing Business and the Emerging Markets and Technologies Group. The Services segment consists primarily of the Product Division. Operational functions of the Product Division may also be reported in the Intellectual Property segment. In addition to these reportable segments, the Corporate Overhead division includes certain operating expenses and credits that are not allocated to the reportable operating segments because these operating expenses and credits are not considered in evaluating the operating performance of the Company’s business segments.

Intellectual Property segment is primarily composed of the following:

Licensing Business. Our licensing business is focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and imaging and micro-optics solutions. Key functions of this division include licensing, intellectual property management and marketing.

24 of 40

Emerging Markets and Technologies Group. Our Emerging Markets and Technologies Group focuses on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials. The Emerging Markets and Technologies Group also focuses on long-term growth opportunities through new partnerships, ventures and acquisitions of complementary technology.

Our Services segment is composed of our Product Division, which performs key research and development and drives our production development services revenues. This division also addresses the challenges of electronic products miniaturization from a system perspective, through the dense interconnection of components, extensive use of three-dimensional packaging technologies, and the use of micro-optics technologies. This division provides a vehicle for transitioning our research efforts into fully developed technologies both internally and externally with partners that can be licensed.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Intellectual Property Segment	$36,350	$21,034	$73,806	$40,629
Services Segment	10,325	3,225	19,688	7,294
Corporate Overhead	—	—	—	—

Total revenues	46,675	24,259	93,494	47,923

Operating expenses:
Intellectual Property Segment	12,382	16,599	23,911	27,597
Services Segment	11,649	4,681	22,614	8,473
Corporate Overhead	8,203	6,211	14,918	12,599

Total operating expenses	32,234	27,491	61,443	48,669

Operating income (loss)
Intellectual Property Segment	23,968	4,435	49,895	13,032
Services Segment	(1,324)	(1,456)	(2,926)	(1,179)
Corporate Overhead	(8,203)	(6,211)	(14,918)	(12,599)

Total operating income (loss)	$14,441	$(3,232)	$32,051	$(746)

The revenues and operating income (loss) amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the United States applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three and six months ended June 30, 2007, corporate overhead expenses were $8.2 million and $14.9 million, respectively, compared to $6.2 million and $12.6 million for the three and six months ended June 30, 2006, respectively. The increase of approximately $2.0 million and $2.3 from the three and six months ended June 30, 2006, respectively, is primarily attributable to an increase in headcount of 13 and the related compensation expense due to the acquisition of a subsidiary in the third quarter of 2006.

Intellectual Property Segment

Intellectual property revenues for the three months ended June 30, 2007 were $36.4 million as compared to $21.0 million for the three months ended June 30, 2006, which represented an increase of $15.4 million or 73%. For the six months ended June 30, 2007 intellectual property revenues were $73.8 million as compared to $40.6 million for the six months ended June 30, 2006, an increase of $33.2 million or 82%. Increase to both periods is primarily attributed to increases in royalty and license fee revenues.

Intellectual property revenues currently are attributable primarily to royalties received from our TCC licensees. Such royalty revenues are distributed between two primary market segments: DRAM and Wireless. In 2005, the Company provided two major DRAM manufacturers with first-mover pricing advantages based on several factors including volumes. The effect of the volume pricing adjustments will be to cause, at certain high shipment volumes and for these two DRAM manufacturers only, Tessera’s aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may be to cause, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year, some quarter-to-quarter fluctuations in growth in the Company’s revenues from the DRAM segment. The Company has no other contracts that provide volume-based pricing adjustments.

Operating expenses for the three months ended June 30, 2007 were $12.4 million and consisted primarily of R&D costs of $4.6 million and SG&A costs of $7.5 million. Included in R&D costs were $2.5 million in costs related to our research and development centers in Hungary and Israel. Included in SG&A costs were $4.5 million in litigation expenses. Operating expenses for the three months ended June 30, 2007 of $12.4 million represented a decrease of $4.2 million from the three months ended June 30, 2006 of $16.6 million, which is primarily attributable to a decrease of $6.0 millions in SG&A costs offset by an increase of $1.6 million in R&D costs. The decrease in SG&A costs is primarily due to a decrease in litigation costs of $6.4 million and the increase in R&D costs is primarily due to the inclusion of R&D costs of entities acquired in the third quarter of 2006 and first quarter of 2007.

25 of 40

Operating expenses for the six months ended June 30, 2007 were $23.9 million and consisted primarily of R&D costs of $8.6 million and SG&A costs of $15.0 million. Included in the R&D costs were $5.5 million in costs related to our research and development centers in Hungary and Israel. Included in SG&A costs were $9.2 million in litigation expenses. Operating expenses for the six months ended June 30, 2007 of $23.9 million represented a decrease of $3.7 million from the six months ended June 30, 2006 of $27.6 million, which is primarily attributable to a decrease of $5.8 millions in SG&A costs offset by an increase of $1.8 million in R&D costs. The decrease in SG&A costs is primarily due to a $6.6 million decrease in litigation costs and the increase in R&D costs is primarily due to the inclusion of R&D costs of entities acquired in the third quarter of 2006 and the first quarter of 2007.

We expect that litigation costs will become a material portion of the Intellectual Property segment’s SG&A in future periods, and may increase significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1 – Legal Proceedings, below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three and six months ended June 30, 2007 was $24.0 million and $49.9 million, respectively, as compared to $4.4 million and $13.0 million for the three and six months ended June 30, 2006, an increase of $19.6 million and $36.9 million, or 446% and 284%, respectively. This overall increase from the three and six months ended June 30, 2006 is primarily attributable to increased royalty and license fees and decrease in litigation costs offset by increase in research and development costs due to the inclusions of acquisitions in the third quarter of 2006 and the first quarter of 2007, offset by increased revenue.

Services Segment

Service revenues for the three and six months ended June 30, 2007 was $10.3 million and $19.7 million, respectively, as compared to $3.2 million and $7.3 million for the three and six months ended June 30, 2006, an increase of $7.1 million and $12.4 million, or 222% and 170%, respectively. For the three and six months ended June 30, 2007, the increase in services revenues was primarily driven by the inclusion and subsequent growth of the subsidiary acquired in the third quarter of 2006.

Operating expenses for the three months ended June 30, 2007 were $11.6 million and consisted primarily of costs of revenue of $5.4 million, R&D costs of $4.2 million and SG&A costs of $2.0 million. Included in these costs were $1.6 million in stock-based compensation. The operating expenses for the three months ended June 30, 2007 of $11.6 million represented an increase of $6.9 million, or 147%, from the three months ended June 30, 2006 of $4.7 million. The increase is primarily due to an increase in cost of revenue of $1.5 million related to higher revenue and an increase in R&D and SG&A costs related to inclusion of acquisitions completed in the third quarter of 2006 and the first quarter in 2007.

Operating expenses for the six months ended June 30, 2007 were $22.6 million and consisted primarily of costs of revenue of $9.9 million, R&D costs of $8.6 million and SG&A costs of $4.1 million. Included in these costs were $2.9 million in stock-based compensation. The operating expenses for the six months ended June 30, 2007 of $22.6 million represented an increase of $14.1 million, or 166%, from the six months ended June 30, 2006 of $8.5 million. The increase is primarily due to an increase in cost of revenue of $2.5 million related to higher revenue, an increase of $1.1 million in stock-based compensation and increases in R&D and SG&A costs related to inclusion of acquisitions completed in the third quarter of 2006 and the first quarter in 2007.

Operating loss for the three and six months ended June 30, 2007 was $1.3 million and $2.9 million, respectively, as compared to operating loss of $1.5 million and $1.2 million for the three and six months ended June 30, 2006. The increase in operating loss of $1.7 million from the six months ended June 30, 2006 was primarily attributable to the increase in stock-based compensation expense of $1.1 million and an increase in operating expenses, offset by increased revenue.

26 of 40

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $236.3 million at June 30, 2007, an increase of $42.2 million from $194.1 million at December 31, 2006. Cash and cash equivalents were $198.9 million at June 30, 2007, an increase of $4.8 million from $194.1 million at December 31, 2006. The increase was primarily the result of $53.8 million in cash provided by operating activities and $12.0 million in net proceeds provided by financing activities, offset by $61.0 million net cash used in investing activities.

Net cash provided by operating activities was $53.8 million for the six months ended June 30, 2007, primarily due to net income of $21.0 million, adjusted for non-cash items of depreciation and amortization and stock-based compensation of $15.2 million, a decrease in other assets of $10.9 million related to foreign tax refund received and an increase in income tax payable of $13.4 million.

Net cash provided by operating activities was $14.4 million for the six months ended June 30, 2006, primarily due to net income of $0.2 million adjusted for non-cash items of depreciation and stock-based compensation of $9.6 million, and an increase in accrued expenses of approximately $8.0 million, offset by an increase in prepaid and other assets of $2.6 million and a decrease in accounts payable of approximately $1.0 million.

Net cash used in investing activities was $61.0 million in the six months ended June 30, 2007, primarily related to purchases of short-term investments of $50.1 million, consideration paid for the acquisition of certain tangible and intangible assets of $19.5 million, offset by proceeds from maturities and sales of short-term investments of $12.8 million. Net cash used in investing activities for the six months ended June 30, 2006 was $1.0 million, primarily related to the purchase of property and equipment.

Net cash provided by financing activities was $12.0 million and $5.4 million, respectively, for the six months ended June 30, 2007 and June 30, 2006, resulting primarily from the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

Contractual Cash Obligations

During the second quarter of 2007, we believe there were no significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Our principal corporate administrative, sales, marketing and research and development facilities occupy approximately 51,000 square feet in San Jose, California, under a lease that expires on May 31, 2011. We own a research and development and manufacturing facility in Charlotte, North Carolina, which occupies approximately 100,000 square feet in one building on approximately 18 acres of land. We also have research and development facilities in Jerusalem, Israel, Tel Aviv, Israel and Yokohama, Japan that occupy approximately 2,400 square feet, 2,000 square feet and 10,500 square feet, respectively, under leases that expire on January 31, 2011, October 15, 2007 and October 31, 2009, respectively. In addition, we have a sales representative office in Chupei, Hsinchu, Taiwan that occupies approximately 1,000 square feet under a lease that expires on January 15, 2009. We believe our existing facilities are adequate for our current needs.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. We maintain a portfolio of cash equivalents and short-term investments with high ratings and short maturities, including investments in commercial paper, money market funds, corporate bonds, asset-backed and mortgage-backed securities. Our exposure to market risks is minimal due to the short average maturity, quality and broad diversification of our holdings. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

The risk associated with fluctuating interest rates is limited to our investment portfolio. We do not believe that a 10% change in interest rates would have a significant impact on our results of operations or cash flows.

Item 4.	Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of Tessera’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of controls and procedures. Tessera maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Change in Internal Control over Financial Reporting. There have been no changes in Tessera’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during Tessera’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tessera’s internal control over financial reporting.

27 of 40

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal)

As reported in previous SEC filings, including our Quarterly Report on Form 10Q for the quarter ended March 31, 2007, on October 7, 2006, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC (“Spansion”) in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patents 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

On December 16, 2005, Tessera filed a first amended complaint to add Spansion Inc. and Spansion Technology, Inc. to the lawsuit.

On January 31, 2006, the Company filed a second amended complaint to add claims of breach of contract and/or patent infringement against several new defendants, including Advanced Semiconductor Engineering, Inc. ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V., STMicroelectronics, Inc., STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to the Company’s claims, and some of them have brought related counterclaims alleging that the Tessera patents at issue are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents.

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of a concurrent proceeding before the International Trade Commission. During the stay, the Company expects that potential damages will continue to accrue. Upon completion of the International Trade Commission action, the proceeding can continue, and Tessera may seek to recover its damages attributable to the alleged infringement. The Company cannot predict the outcome of these proceedings. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

Tessera, Inc. v. Amkor Technology, Inc.

As reported in previous SEC filings, including our Quarterly Report on Form 10Q for the quarter ended March 31, 2007, on March 2, 2006, the Company submitted a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. On April 17, 2007, Tessera provided notice to Amkor of

Tessera’s termination of the license agreement, which may allow Tessera to seek remedies for patent infringement outside of the arbitration. On May 9, 2007, the tribunal recommended to the International Chamber of Commerce that the hearing be reset for March 31, 2008, and Tessera expects that trial is likely to go forward on or around that recommended date. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

As reported in previous SEC filings, including our Quarterly Report on Form 10Q for the quarter ended March 31, 2007, on December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc., (collectively, “Hynix”) in the Superior Court of the State of California, for the county of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled the demurrer to Tessera’s Cartwright Act claims against Hynix, thus allowing the claims to proceed. The Court sustained the demurrer to Tessera’s claim for interference with contract and business relations, and gave Tessera an opportunity to add additional details to that claim, which Tessera did on July 2, 2007. The Court has not yet ruled on whether these additional details are sufficient. This litigation is in its early stages, and the Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same

On April 17, 2007, the Company filed a complaint with the International Trade Commission (“ITC”), requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC, and ST Microelectronics N.V. The ITC will, among other things, investigate infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera has opposed the motion, which awaits decision by the ITC. On July 11, 2007, the assigned Administrative Law Judge ordered that the “target date” for completing the ITC investigation be August 21, 2008, with trial likely occurring a number of months before the target date. The Company cannot predict the outcome of these proceedings. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint, and have filed a motion to stay the district court action pending completion of the concurrent International Trade Commission proceedings. The Company cannot predict the outcome of these proceedings. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

28 of 40

Reexamination Proceedings

On February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the United States Patent & Trademark Office (“PTO”) requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest. The Company has filed a request for reconsideration of its petition to vacate, on which the PTO has not yet reached a decision. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007, to which a response was filed on July 5, 2007. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed on August 6, 2007. On March 14, 2007, Siliconware filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO granted this request on June 12, 2007. On May 21, 2007, Amkor filed a request for ex parte reexamination of U.S. Patent No. 5,861,666, and on June 11, 2007, Amkor filed additional requests for reexamination regarding U.S. Patent Nos. 5,679,977 and 6,133,627. The PTO has not yet decided whether to grant Amkor’s reexamination requests with respect to the 5,679,977 and 6,133,627 patents. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V and Philips Semiconductors B. V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and August 7, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. The EPO continues to consider STM’s opposition of the EP672 Patent. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and financial condition.

Item 1A.	Risk Factors

Any invalidation or limitation of our key patents could significantly harm our business.

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. If any of these key patents are invalidated, or if a court or an administrative body such as the United States Patent and Trademark Office (“PTO”) limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting loss in license fees and royalties could significantly harm our business. As discussed below and in Part II, Item 1—Legal Proceedings, we are currently involved in legal and administrative proceedings involving some of our key patents. Any adverse rulings relating to the infringement, validity or enforceability of these key patents could significantly harm our business.

We are currently involved in litigation and administrative proceedings involving some of our key patents.

As more fully described in Part II, Item 1—Legal Proceedings, we are currently involved in litigation involving some of our key patents in the United States. These litigations challenge the validity, scope, enforceability and ownership of patents which we license to generate the substantial portion of our revenues. In addition, reexamination requests have also been filed against us with respect to a key patent in the PTO and oppositions have been filed against us with respect to key patents in the European Patent Office. Some of the patents subject to the reexamination requests are currently being asserted by Tessera in our litigation and arbitration proceedings, and are important to our business. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave the patent in its present form, narrow the scope of the patent or cancel all of the claims of the patent.

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

29 of 40

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

Tessera relies on the uniform and historically consistent application of United States patent laws and regulations. Changes to these laws and regulations may occur as a result of decisions and actions of Congress, the PTO, and the courts, including the U.S. Supreme Court. Some of these changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or a payment of royalties. Any such changes could have a deleterious affect on our licensing program and, therefore, the royalties we receive.

30 of 40

We could experience losses due to product liability claims.

We sell products and provide services that may subject us to product liability claims in the future. Although we carry liability insurance in amounts that we believe are appropriate, product liability claims can be costly and any future product liability claim made against us may exceed the coverage limits of our insurance policies, be excluded form coverage under the terms of our policies or cause us to record a self-insured loss. A product liability claim in excess of our insurance policies could have a material adverse effect on our business, financial condition and results of operations. Even if a product liability loss is covered by our insurance policies, such policies contain substantial retentions and deductibles that we would be required to pay. Our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all. The payment of retentions or deductibles for a significant amount of claims could have a material adverse effect on our business, financial condition and results of operations.

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

We receive a significant amount of our revenues from a limited number of customers. For the three and six months ended June 30, 2007, there were two and one customers, respectively, that each accounted for 10% or more of total revenue. For the three and six months ended June 30, 2006, revenues from three customers each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers or if our revenues from them decline, our revenues may decrease substantially.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

We currently provide guidance on revenue, expenses and cash taxes on a quarterly and annual basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this report and the following:

•	the timing and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	the amount of our service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our failure to protect or enforce our intellectual property rights or rights under our agreements;

•	legal proceedings affecting our patents, patent applications or license agreements;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate—DSP, ASIC, ASSP semiconductors and memory;

•	changes in accounting principles; and

•	cyclical fluctuations in semiconductor markets generally.

31 of 40

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

Despite our concerted effort to minimize risk to our corporate information systems and to reduce the effect of unscheduled interruptions to the Company through implementation of Business Continuity Plans, our Company may still be exposed to interruptions due to natural disasters, terrorism or acts of war which are beyond our control. Disruptions to these systems could also interrupt operational processes and adversely impact our ability to provide services and support to our customers and fulfill contractual obligations. As a result, the results of our operations, financial position, cash flows and stock price could be adversely affected.

We have a royalty-based business model, which is inherently risky.

Our long-term success depends on future royalties paid to us by licensees. Royalty payments under our TCC licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology, although we do have royalty arrangements in which royalties are paid based upon a percent of the net sales price or in which royalties are paid on a per package basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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

32 of 40

DRAM manufacturers are also currently developing next generation high performance DRAM chips, including next generation of DDR referred to as DDR3 and DDR4, to meet increasing speed and performance requirements of electronic products. We believe that these next-generation, high performance DRAM chips will require advanced packaging technologies such as CSP.

We anticipate that royalties from shipments of these next-generation, high performance DRAM chips packaged using our technology may account for a significant percentage of our future revenues. If semiconductor manufacturers do not continue to adopt next generation, high performance DRAM packages using our technology and find an alternate viable packaging technology for use with next generation high performance DRAM chips, or if we do not receive royalties from next generation, high performance DRAM chips that use our technology, our future revenues could be adversely affected.

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

Failure by the semiconductor industry to adopt broadly wafer level packaging technology could limit our royalty revenue growth.

To date, wafer level packaging (“WLP”) technologies have been adopted for a limited number of semiconductor products, including the use by several companies for complementary metal-oxide semiconductor (“CMOS”) image sensor chips principally for use in camera-equipped mobile phones. We believe that such WLP packages will be useful for image sensors in other applications such as personal digital assistants and digital cameras, and for other applications such as micro-electro-mechanical systems (“MEMS”) devices.

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

33 of 40

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

Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, and we may not receive royalties after that time.

We currently have one license agreement that automatically converts to a fully paid-up license after the expiration of its current term, December 31, 2013, provided that the licensee (Texas Instruments) complies with all terms and conditions of the license agreement up through its expiration. We also have certain other license agreements that each provide the licensee with the option to extend the current term of their agreement for an additional five years with royalty payments throughout the expiration of the extended term, whereupon such a license automatically converts to a fully paid-up license after the expiration of its extended term. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of our relevant intellectual property under the terms of the license agreements, even if relevant patents are still in effect. A significant conversion of our license agreements to fully paid-up licenses could materially harm our results of operations following such conversion.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia, and these revenues accounted for 76% and 75%, respectively, of our total revenues for the three months and six months ended June 30, 2007. For the three and six months ended June 30, 2006, these revenues accounted for 61% and 57%, respectively, of our total revenues. International operations are subject to a number of risks, including the following:

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

Our intellectual property is also used in a large number of foreign countries. There are many countries, such as India, in which we currently have no issued patents. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. We expect this to become a greater problem for us as our licensees increase their manufacturing in countries which provide less protection for intellectual property. Our inability to enforce our intellectual property rights in some countries may harm our business.

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

34 of 40

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

There are numerous risks with our recent acquisitions of Eyesquad GmbH, Digital Optics Corporation, and of certain assets from Shellcase, Ltd. and North Corporation

In February 2007, we completed our acquisitions of Eyesquad GmbH, a company based in Munich, Germany and certain assets from North Corporation, a company based in Yokohama, Japan. In July 2006, we completed our acquisition of Digital Optics Corporation, a company based in Charlotte, North Carolina. In December 2005, we completed our acquisition of certain equipment, intellectual property and other intangible assets from Shellcase, Ltd., a company based in Israel. These acquisitions are subject to a number of risks, including the following:

•

These acquisitions could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, either acquisition could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred.

•

Following completion of these acquisitions, we may uncover additional liabilities or unforeseen expenses not discovered during our diligence process. Any such additional liabilities or expenses could result in significant unanticipated costs not originally estimated, such as impairment charges of acquired assets and goodwill, and may harm our financial results.

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

35 of 40

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

36 of 40

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

37 of 40

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 17, 2007. The stockholders elected for the ensuing year all of management’s nominees for the Board of Directors, approved of the adoption of the 2007 Performance Bonus Plan for Executive Officers and Key Employees and ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2007.

The voting results are as follows:

Proposal 1

Election of Directors	Votes Cast
	For	Withheld	Broker Non-Votes
Robert J. Boehlke	43,268,405	1,207,076	—
John B. Goodrich	15,112,884	29,362,597	—
Al S. Joseph, Ph.D.	42,398,375	2,077,106	—
Bruce M. McWilliams, Ph.D.	42,425,669	2,049,812	—
David C. Nagel, Ph.D.	43,206,306	1,269,175	—
Henry R. Nothhaft	43,237,324	1,238,157	—
Robert A. Young, Ph.D.	42,355,212	2,120,269	—

Proposal 2

	For	Against	Abstentions	Broker Non-Votes
Approval of the 2007 Performance Bonus Plan for Executive Officers and Key Employees	39,927,426	550,940	42,638	3,954,477

Proposal 3

	For	Against	Abstentions	Broker Non-Votes
Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ended December 31, 2007	44,297,831	164,989	12,661	—

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

2.1	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to registrant’s Current Report on Form 8-K, filed on March 21, 2007, and incorporated herein by reference)

10.1	Tessera Technologies, Inc. 2007 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to registrant’s Definitive Proxy Statement, filed on April 5, 2007 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

38 of 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2007

Tessera Technologies, Inc.

By:	/s/ Charles A. Webster
Charles A. Webster
Executive Vice President and Chief Financial Officer

39 of 40

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to registrant’s Current Report on Form 8-K, filed on March 21, 2007, and incorporated herein by reference)

10.1	Tessera Technologies, Inc. 2007 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to registrant’s Definitive Proxy Statement, filed on April 5, 2007 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

40 of 40