Form 10-Q
period 2007-09-30
TESSERA TECHNOLOGIES INC
filed 2007-11-08
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒.

As of November 6, 2007, 47,854,063 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

2 of 33

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$230,596	$194,076
Short-term investments	35,223	—
Accounts receivable, net of allowance for doubtful accounts of $60 and $75	9,008	6,783
Inventories	2,056	1,548
Short-term deferred tax assets	4,814	4,814
Other current assets	3,310	13,434

Total current assets	285,007	220,655
Property and equipment, net	27,493	24,705
Intangible assets, net	53,225	27,529
Goodwill	35,425	35,425
Long-term deferred tax assets	1,162	12,530
Other assets	1,238	444

Total assets	$403,550	$321,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,775	$3,895
Accrued legal fees	4,877	3,166
Accrued liabilities	7,282	7,350
Deferred revenue	1,028	646
Income tax payable	21,888	376

Total current liabilities	37,850	15,433
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 48,327 and 47,214 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	48	47
Additional paid-in capital	273,569	245,019
Treasury stock at cost: 15 shares of common stock in 2007	(544)	—
Accumulated other comprehensive loss	(298)	—
Retained earnings	92,925	60,789

Total stockholders’ equity	365,700	305,855

Total liabilities and stockholders’ equity	$403,550	$321,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3 of 33

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Royalty and license fees	$41,383	$25,916	$113,377	$64,817
Past production payments	415	76,000	2,167	77,633
Product and service revenues	7,356	8,625	27,104	16,014

Total revenues	49,154	110,541	142,648	158,464

Operating expenses:
Cost of revenues	3,603	6,201	13,917	13,623
Research, development and other related costs	9,920	5,317	27,106	12,589
Selling, general and administrative	17,655	20,116	51,598	54,091

Total operating expenses	31,178	31,634	92,621	80,303

Operating income	17,976	78,907	50,027	78,161
Other income, net	3,080	1,677	8,686	4,401

Income before taxes	21,056	80,584	58,713	82,562
Provision for income taxes	9,874	33,229	26,577	35,048

Net income	$11,182	$47,355	$32,136	$47,514

Basic and diluted net income per share:
Net income per share - basic	$0.23	$1.02	$0.68	$1.04

Net income per share - diluted	$0.23	$0.98	$0.66	$0.99

Weighted average number of shares used in per share calculations - basic	47,688	46,252	47,423	45,892

Weighted average number of shares used in per share calculations - diluted	48,586	48,422	48,554	48,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4 of 33

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$32,136	$47,514
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	9,909	4,701
Gain from sale of fixed assets	(2)	(8)
Stock-based compensation	13,212	10,950
Excess tax benefit from stock-based compensation	(488)	(423)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,098)	(1,484)
Inventories	(508)	655
Deferred income tax, net	(20)	—
Other assets	10,002	(11,954)
Accounts payable	(1,417)	(577)
Accrued legal fees	1,711	(1,158)
Accrued liabilities	(448)	(3,281)
Deferred revenue	382	529
Income tax payable	21,513	31,429

Net cash provided by operating activities	83,884	76,893

Cash flows from investing activities:
Purchases of property and equipment	(6,930)	(1,677)
Proceeds from sale of fixed assets	12	8
Purchases of short-term investments	(62,110)	—
Proceeds from maturities and sales of short-term investments	25,919	—
Acquisitions, net of cash acquired	(19,538)	(54,517)

Net cash used in investing activities	(62,647)	(56,186)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	488	423
Proceeds from exercise of stock options	13,323	6,857
Proceeds from employee stock purchase program	2,016	1,203
Repurchases of common stock	(544)	—

Net cash provided by financing activities	15,283	8,483

Net increase in cash and cash equivalents	36,520	29,190
Cash and cash equivalents at beginning of period	194,076	127,594

Cash and cash equivalents at end of period	$230,596	$156,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5 of 33

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”), is a developer and licensor of miniaturization technologies for the electronics industry and micro-optics technologies for the consumer optics industry. The Company provides a broad range of advanced packaging, interconnect, and consumer optics technologies which are widely adopted in high-growth markets including consumer, computing, communications, medical and defense electronics. The Company enables improvements in the size, performance and cost of its customers’ products by applying its expertise in the electrical, thermal and mechanical properties of semiconductor materials, and in the design and manufacturing of micro-optics. Micro-optics technologies include proprietary lens design and algorithms that enhance image quality for applications such as custom depth of focus and zoom. The Company’s intellectual property includes approximately 1,100 domestic and international issued patents and patent applications, covering a broad range of advanced semiconductor packaging, substrate, interconnect and micro-optics technology. The Company licenses its chip packaging technology to its customers on a worldwide basis, enabling them to produce semiconductor chips that are smaller and faster, and that incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, PDAs, video game consoles and mobile phones.

The consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2007 and 2006, and for the three and nine months then ended, have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2006 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2007 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, September 30, 2007 and the prior year comparative three-month period ended on Sunday, October 1, 2006. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the three and nine months ended September 30, 2007, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006.

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

6 of 33

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 10— “Income Taxes” for additional details.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial statements.

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

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$601	$247
Work in process	564	407
Finished goods	891	894

	$2,056	$1,548

Other current assets consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Prepaid expenses	$841	$1,878
Foreign taxes withholding refund	2,469	11,556

	$3,310	$13,434

Property and equipment consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Furniture and equipment	$29,943	$23,153
Land and buildings	17,391	16,607

	47,334	39,760
Less: Accumulated depreciation and amortization	(19,841)	(15,055)

	$27,493	$24,705

NOTE 5 – BUSINESS COMBINATIONS

Eyesquad GmbH

In February 2007, Tessera completed its acquisition of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and operates in Israel. The purchase consideration of $20.3 million included a cash payment of $19.5 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $0.8 million. The purchase price included approximately $2.0 million of cash acquired. Approximately $2.3 million of the purchase consideration was held in escrow and is subject to forfeiture to satisfy indemnification obligations of the former stockholders of Eyesquad, if any. The escrow will expire in August 2009. All interest and other income earned from the escrow will be allocated and distributed to the former stockholders of Eyesquad.

Eyesquad developed and designed digital auto-focus and optical zoom solutions for camera phones and other electronic products that integrate cameras. This acquisition enabled the Company to provide a complete optical product offering to complement its acquisition of Shellcase Ltd. in 2005.

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

7 of 33

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

Under the terms of the agreement, Digital Optics became a wholly owned subsidiary of Tessera in a transaction accounted for using the purchase accounting method. The purchase price of $59.8 million includes cash of $58.6 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $1.2 million. In allocating the purchase price based on fair values, the Company recorded $31.7 million in net tangible assets, consisting of inventory, property and equipment and various assumed assets and liabilities, $16.9 million in identified intangible assets and $11.2 million in goodwill.

North Corporation

In May 2005, Tessera entered into a number of agreements with North Corporation (“North”), which included the acquisition of 100% ownership of all United States patents and patent applications filed by North, joint ownership of patents and applications filed in other jurisdictions and the right to sublicense certain other patents owned by North, for approximately $6.1 million. Tessera has recorded these patents and license rights as identified intangible assets, and is amortizing them over their respective useful lives, which is estimated at 15 years.

8 of 33

In February 2007, the Company purchased the remaining interests in all patent assets and applications, trademark assets and certain license agreements along with certain tangible assets from North, for $1.7 million. Tessera has recorded these patents, trademark and license rights as identified intangible assets, and is amortizing them over their respective useful lives, which is estimated at approximately 13 years.

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

The allocation of goodwill to segments is reflected below (in thousands):

	Intellectual Property	Services	Total
December 31, 2006	$24,196	$11,229	$35,425
September 30, 2007	$24,196	$11,229	$35,425

Identified intangible assets consisted of the following (in thousands):

	Average Life (Years)	September 30, 2007			December 31, 2006
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	7-15	$14,586	$(1,848)	$12,738	$11,273	$(888)	$10,385
Existing technology	5-10	39,161	(4,174)	34,987	13,400	(1,127)	12,273
Trade name	10	3,320	(400)	2,920	3,320	(151)	3,169
Customer contracts	4	1,900	(554)	1,346	1,900	(198)	1,702
Non-competition agreements	2	1,400	(421)	979	—	—	—
Assembled workforce	4	300	(45)	255	—	—	—

		$60,667	$(7,442)	$53,225	$29,893	$(2,364)	$27,529

Amortization expense for the three and nine months ended September 30, 2007 and 2006 amounted to $1.9 million, $5.1 million, $0.7 million and $1.2 million, respectively.

As of September 30, 2007, the estimated future amortization expense of purchased identified intangible assets is as follows (in thousands):

2007 (remaining 3 months)	$1,889
2008	7,555
2009	6,959
2010	6,657
2011	6,307
Thereafter	23,858

$53,225

9 of 33

NOTE 7 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$11,182	$47,355	$32,136	$47,514
Denominator:
Weighted average common shares outstanding	48,064	46,579	47,742	46,219
Less: Unvested common shares subject to repurchase	(376)	(327)	(319)	(327)

Total shares—basic	47,688	46,252	47,423	45,892
Effect of dilutive securities
Stock awards and warrants	826	1,846	1,034	1,915
Restricted stock	72	324	97	324

Total shares—diluted	48,586	48,422	48,554	48,131
Net income per common share—basic	$0.23	$1.02	$0.68	$1.04
Net income per common share—diluted	$0.23	$0.98	$0.66	$0.99

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

For the three and nine months ended September 30, 2007, approximately 1.9 million and 1.3 million options to purchase common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive. For the three and nine months ended September 30, 2006, a total of 2.1 million and 1.7 million options to purchase common stock were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. The Company repurchased 15,000 shares of common stock at a cost of $544,000 under the plan in the three months ended September 30, 2007.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of September 30, 2007, there were no shares reserved for grant under these plans.

The 2003 Plan

In February 2003, the board of directors adopted and the Company stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of September 30, 2007, there were 1,491,000 shares reserved for grant under this plan.

10 of 33

The activities under the Company’s stock option plans are summarized below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	2,623	4,188	$22.25

Additional shares authorized	—	—	—
Restricted stock granted	(233)	—	—
Restricted stock cancelled	45	—	—
Options granted	(1,057)	1,057	37.79
Options exercised	—	(819)	16.22
Options cancelled	238	(238)	29.22
Options forfeited / expired	(125)	—	—

Balance at September 30, 2007	1,491	4,188	$26.98

Information with respect to outstanding restricted stock awards as of September 30, 2007 was as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Unnvested at December 31, 2006	353	$32.46

Awards granted	233	38.67
Awards vested	(78)	41.28
Awards cancelled / forfeited	(45)	34.50

Unnvested at September 30, 2007	463	$35.29

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

Individuals who own less than 5% of the Company’s voting stock, are scheduled to work more than 20 hours per week and whose customary employment is for more than five months in any calendar year may join an offering period on the first day of the offering period or the beginning of any semi-annual purchase period within that period. Individuals who become eligible employees after the start date of an offering period may join the ESPP at the beginning of any subsequent semi-annual purchase period.

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

As of September 30, 2007 and 2006, there were 550,000 and 425,000 shares, respectively, reserved for grant under the ESPP.

NOTE 9 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Share Based Payment,” under which the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock awards and employee stock purchases under the ESPP based on estimated fair values, was required. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” for periods beginning in fiscal year 2006. SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company elected to adopt the modified prospective application method as

11 of 33

provided by SFAS No. 123(R) under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

The effect of recording stock-based compensation for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$425	$709	$1,722	$2,319
Research, development & other related costs	712	334	1,831	443
Selling, general & administrative	3,247	2,798	9,659	8,188

Total stock-based compensation	$4,384	$3,841	$13,212	$10,950

The stock-based compensation categorized by various equity components is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Employee stock options	$3,103	$2,878	$9,297	$8,763
Restricted stock awards	1,154	661	3,270	1,705
Employee stock purchase plan	127	302	645	482

Total stock-based compensation	$4,384	$3,841	$13,212	$10,950

The Company granted 790,000 and 1.1 million stock options, respectively, during the three and nine months ended September 30, 2007, with an estimated total grant-date fair value of $10.3 million and $14.1 million, respectively, before estimated forfeitures. As of September 30, 2007, the unrecognized stock-based compensation balance after estimated forfeitures related to stock options was $23.6 million to be recognized over an estimated weighted average amortization period of 2.5 years and an additional $12.7 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 2.9 years. The Company granted 415,000 and 1.2 million stock options, respectively, during the three and nine months ended September 30, 2006 with an estimated total grant-date fair value of $7.2 million and $18.8 million, respectively, before estimated forfeitures. As of September 30, 2006, the unrecognized stock-based compensation balance related to stock options was $23.4 million after estimated forfeitures and an additional $8.9 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 4.0 years.

The following assumptions were used to value the options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	4.4%	5.1%	4.5%	4.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	36.7%	40.0%	36.8%	54.2%

NOTE 10 – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” As a result of the implementation of FIN No. 48, the Company recognized an increase of approximately $3.2 million in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN No. 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of September 30, 2007, unrecognized tax benefits approximated $3.2 million, all of which would affect the effective tax rate if recognized.

The Company adopted a policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the three and nine months ended September 30, 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits. At September 30, 2007, the 2003 through 2006 tax years were open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Income tax provision for the three and nine months ended September 30, 2007 was $9.9 million and $26.6 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. Income tax provision for the three and nine months ended September 30, 2006 was $33.2 million and $35.0 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The decrease in the income tax provision for the three and nine months ended September 30, 2007 is primarily attributable to the decrease in pre-tax income.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

During the third quarter of 2007, the Company believes there were no significant changes in its payments due under lease commitments as previously disclosed in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Litigation

Tessera, Inc. v. Micron Technology, Inc. et al, Civil Action No. 02-05cv-94 (E.D. Tex.)

12 of 33

In July 2006, the Company entered into definitive agreements to settle its lawsuit against Micron Technology, Inc. and its subsidiaries (collectively “Micron”), and against Infineon Technologies AG (“Infineon”), and its subsidiaries including Qimonda AG (“ Qimonda”), in the United States District Court for the Eastern District of Texas. As initially filed on March 1, 2005, and subsequently amended, this lawsuit alleged Micron’s and Infineon’s infringement of Tessera’s U.S. Patent Nos. 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627; as well as Micron’s and Infineon’s violations of federal antitrust law, Texas antitrust law, and Texas common law. On July 20, 2006, Tessera and Micron entered into a Settlement Agreement and a TCC License Agreement that resolved all outstanding litigation between them. On July 31, 2006, Tessera, Infineon and Qimonda each entered into a Settlement Agreement and TCC License Agreements that resolved all outstanding litigation between them.

Micron Technology, Inc. et al. v. Tessera, Inc., Civil Action No. 02-05cv-319 (E.D. Tex.)

On July 20, 2006, Tessera and Micron entered into a Settlement Agreement and a TCC License Agreement that resolved all outstanding litigation between them. Under the terms of Tessera’s License Agreements with Micron, Infineon and Qimonda (collectively “Defendants”), Defendants collectively paid Tessera $80 million in cash for a world-wide, non-exclusive, royalty-bearing license to Tessera’s Compliant Chip (“TCC”) technology. The $80 million payment included Defendants’ payment of past royalties through September 30, 2006 on the use of the TCC technology. In addition, under each of their License Agreements, Defendants shall pay royalties to Tessera on a quarterly basis in the future with respect to the use of the TCC technology. Each License Agreement expires on May 22, 2012, subject to an option to extend the agreement for one additional five-year term at half the current royalty rate.

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal)

On October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC (“Spansion”) in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of a concurrent proceeding before the International Trade Commission (“ITC”). During the stay, the Company expects that potential damages will continue to accrue. Upon completion of the ITC action, the proceeding can continue, and Tessera may seek to recover its damages attributable to the alleged infringement.

On September 12, 2007, the ASE, ChipMOS, Siliconware and STATS defendants (the “subcontractor defendants”) moved for a temporary restraining order and preliminary injunction to bar Tessera from filing suit, or in any manner seeking relief, outside of California against each of the subcontractor defendants, allegedly based on forum selection clauses contained in limited license agreements between Tessera and the subcontractor defendants. On September 21, 2007, Tessera opposed the motion, explaining that Tessera had not filed any action against the subcontractor defendants, and if and when it did, such action would not include any products within the scope of the subcontractor defendants’ limited licenses. The court initially granted a temporary restraining order against Tessera pending an October 23, 2007 hearing of the matter. After the hearing, on November 1, 2007, the court issued an order granting in part and denying in part the preliminary injunction requested by the subcontractor defendants. Pursuant to the order, among other things, Tessera is permitted to file a complaint against the subcontractor defendants in the International Trade Commission, or elsewhere, as to products not arguably within the scope of the subcontractor defendants’ limited license agreements, provided that the subcontractor defendants are given ten days’ notice of the filing and do not take the position that the products subject to the complaint are covered by their licenses. Tessera may not file any action outside of California against licensed products or products that the subcontractor defendants assert are covered by their licenses.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, the Company submitted a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. On April 17, 2007, Tessera provided notice to Amkor of Tessera’s termination of the license agreement, which may allow Tessera to seek remedies for patent infringement outside of the arbitration. After a hearing on October 8, 2007, the arbitration panel determined that it will decide the effect of Tessera’s termination notice at the hearing beginning in March 2008.

On May 9, 2007, the tribunal recommended to the International Chamber of Commerce that the hearing be reset for March 31, 2008, and Tessera expects that trial is likely to go forward on or around that recommended date. The fact discovery period in the action is now completed. Tessera has submitted expert reports regarding Amkor’s infringement and damages due from Amkor, and is seeking a substantial monetary recovery from Amkor. Amkor has submitted an expert report contending that Tessera’s patents are invalid. The parties’ rebuttal expert reports are due to be served on December 10, 2007.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

On December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc. (collectively, “Hynix”) in the Superior Court of the State of California, for the county of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled the demurrer to Tessera’s Cartwright Act claims against Hynix, thus allowing the claims to proceed. On September 14, 2007, the court overruled another demurrer to Tessera’s claim for interference with contract and business relations, allowing those claims to proceed as well. Discovery is proceeding in this case and the Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same

On April 17, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC and ST Microelectronics N.V. The ITC will, among other things, investigate infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

13 of 33

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera has opposed the motion, which has not been ruled on by the ITC. On July 11, 2007, the assigned Administrative Law Judge ordered that the “target date” for completing the ITC investigation be August 21, 2008.

On September 7, 2007, Tessera sought leave to modify the protective order in the action for the purpose of using information obtained during discovery to file a new ITC complaint against STATS ChipPAC, Ltd., ASE, Inc., Siliconware Precision Industries, Ltd., ChipMOS Technologies, Inc., and certain affiliates of those companies (the “proposed respondents”). Tessera requested, in the alternative, that it be permitted leave to add the proposed respondents as parties in the existing investigation. On September 12, 2007, the proposed respondents moved to intervene in the investigation for the purpose of opposing Tessera’s motion. Tessera and the ITC staff have opposed the proposed respondents’ request. The request has not been ruled upon by the ITC. Also on September 12, 2007, the proposed respondents filed a motion with Judge Wilken in the Northern District of California requesting the court to enjoin Tessera from moving forward against them in the ITC on the basis of the forum selection clauses in their respective Tessera license agreements. As discussed in more detail above under Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal), Judge Wilken has ruled that Tessera may proceed in the ITC against these proposed respondents, provided that, among other things, the products implicated in the ITC complaint are not products asserted by the proposed respondents to be covered by their licenses. Any disputes involving products the proposed respondents assert are covered by their licenses would need to be resolved, at least in the first instance, in the Northern District of California.

On September 19, 2007, the ITC issued an order setting key dates for the investigation, including for the ITC hearing which is scheduled to run from February 25, 2008 to February 29, 2008. On October 17, 2007, the investigation was assigned to Administrative Law Judge Theodore Essex.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint, and have filed a motion to stay the district court action pending completion of the concurrent ITC proceedings. The parties have agreed that the case will be temporarily stayed pending a ruling regarding the motion to stay the ITC investigation titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition.

Reexamination Proceedings

On February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the United States Patent & Trademark Office (“PTO”) requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest, and a related request for reconsideration of that decision. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007, to which a response was filed on July 5, 2007. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed on August 6, 2007. On September 5, 2007, Siliconware filed comments in response to the Company’s August 6, 2007 response. On March 14, 2007, Siliconware filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO granted this request on June 12, 2007. On May 21, 2007, Amkor filed a request for ex parte reexamination of U.S. Patent No. 5,861,666. On July 26, 2007, the PTO granted this request. On June 11, 2007, Amkor filed additional requests for reexamination regarding U.S. Patent Nos. 5,679,977 and 6,133,627. The PTO granted the request for reexamination as to the 5,679,977 patent on August 15, 2007, and the PTO granted the requests for reexamination as to the 6,133,627 patent on August 13, 2007. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and August 7, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. The EPO continues to consider STM’s opposition of the EP672 Patent. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and financial condition.

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

14 of 33

The following table sets forth the Company’s segments revenue, operating expenses and operating income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Intellectual Property Segment	$41,749	$101,846	$115,604	$142,475
Services Segment	7,405	8,695	27,044	15,989
Corporate Overhead	—	—	—	—

Total revenues	49,154	110,541	142,648	158,464

Operating expenses:
Intellectual Property Segment	12,896	15,007	36,806	42,604
Services Segment	9,924	10,250	32,537	18,723
Corporate Overhead	8,358	6,377	23,278	18,976

Total operating expenses	31,178	31,634	92,621	80,303

Operating income (loss)
Intellectual Property Segment	28,853	86,839	78,798	99,871
Services Segment	(2,519)	(1,555)	(5,493)	(2,734)
Corporate Overhead	(8,358)	(6,377)	(23,278)	(18,976)

Total operating income	$17,976	$78,907	$50,027	$78,161

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the United States, principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic regions of the headquarters of Company’s customers, revenues and the percentage of revenues derived from each region for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
United States	$10,856	22%	$41,495	38%	$34,256	24%	$61,708	39%
Asia Pacific	27,171	55	16,565	15	78,148	55	44,275	28
Europe and other	11,127	23	52,481	47	30,244	21	52,481	33

	$49,154	100%	$110,541	100%	$142,648	100%	$158,464	100%

During the three and nine months ended September 30, 2007, there were no significant changes to property and equipment, net of depreciation and amortization, by geographic region as disclosed in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

NOTE 13 – RELATED PARTY TRANSACTION

From November, 2005 through April 2007, the Company engaged in consulting services with a company which is owned 100% by one of the Company’s employee. No services were performed for the three months ended September 30, 2007. For the nine months ended September 30, 2007, the Company recognized approximately $0.3 million of consulting expenses. For the three and nine months ended September 30, 2006, the Company recognized $0.3 million and $1.2 million, respectively, of consulting expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2006 found in our Annual Report on Form 10-K filed on March 1, 2007, as amended by an amendment on Form 10-K/A filed on March 21, 2007.

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

15 of 33

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

Our patented chip packaging technology and associated chip-scale packages (“CSP”) substrate technology enables our customers to assemble semiconductor chips into CSPs that are almost as small as the chip itself. Our multi-chip packaging (“MCP”) technology and associated MCP substrate technology extends this benefit by enabling multiple semiconductors to be stacked vertically in a single three-dimensional multi-chip package that occupies almost the same circuit board area as a CSP. Our technology allows several semiconductor chips and passive components to be densely combined in ultra-compact electronics modules. By reducing the size of the semiconductor package and shortening electrical connections between the chip and the circuit board, our technology allows further miniaturization and increases in performance and functionality for electronic products. We achieve these benefits without sacrificing reliability by allowing movement within the package, thus addressing critical problems associated with thermally-induced stress which can occur when packages decrease in size.

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

Our semiconductor chip packaging technology has been widely adopted and is currently licensed to more than 60 companies, including Intel Corporation, Renesas Technology Co., Samsung Electronics Co., Ltd., Sharp Corporation, Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products that incorporate our packaging technology. As a result, our technology has been incorporated into more than 15 billion semiconductors worldwide.

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

Our interconnectivity technology includes the MicroPILR Interconnect platform, a highly innovative technology family that is designed to revolutionize the interconnect within semiconductor packages, substrates, printed circuit boards (“PCBs”) and other electronic components. Offering finer pitch, lower profile, improved reliability, greater coplanarity and competitive cost, Tessera’s MicroPILR platform has the potential to become a fundamental building block of next-generation mobile, computing and consumer electronic products as it addresses many of the technical limitations of current generation interconnect. According to the market research firm Prismark, the interconnect market (including multilayer PCBs and advanced package assembly) will grow from approximately $34 billion in 2006 to $51 billion in 2011.

We generate revenues from:

•

royalties and license fees based on our intellectual property, which represent the majority of our revenues and consist of royalties on semiconductors shipped by our licensees that employ our patented technologies; and

•	products and services, which utilize or further develop our technology offerings.

We recognize revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed or determinable pricing and reasonably assured collectibility.

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

Product and service revenues include sales of wafer level and micro-optics products, and engineering product development services. Product revenue principally consists of micro-optics products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as other specialized optical elements, sold for telecommunications and photonic applications. We recognize revenue from product sales when fundamental criteria are met, such as title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Service revenue principally consists of engineering, assembly and infrastructure services, provided primarily to government agencies, which we believe accelerate the incorporation of our intellectual property into our customers’ products and aid in our understanding of the electronic industry future packaging requirements. Revenues from services are recognized utilizing either the percentage-of-completion method or completed contract method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of total costs to complete the projects. If total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues under the completed contract method are recognized upon acceptance by the customer or in accordance with the contract specifications. Revenues from services related to training are recognized when services are performed

16 of 33

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia and Europe. For the three and nine months ended September 30, 2007, these revenues accounted for 78% and 76%, respectively, of our total revenues. For the three and nine months ended September 30, 2006, these revenues accounted for 63% and 61%, respectively, of our total revenues. We expect that these revenues will continue to account for a significant portion of revenues in future periods. All of our revenues are denominated in U.S. dollars. For the three and nine months ended September 30, 2007, two customers each accounted for over 10% of revenue. For the three and nine months ended September 30, 2006, two customers each accounted for over 10% of revenue.

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

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Our research and development is conducted primarily in-house and targets CSP, multi-chip and wafer level packaging (“WLP”) technology. All research, development and other related costs are expensed as incurred. We believe that a significant level of research, development and other related costs will be required for us to remain competitive in the future. We have increased our research and development personnel to 181 at September 30, 2007 from 161 at September 30, 2006, and expect to continue to increase our research and development personnel in the future.

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for: general management, information technology, finance and accounting personnel, litigation expenses and related fees, facilities costs and professional services. Our general and administrative expenses are not allocated to other expense line items. We anticipate that our selling, general and administrative expenses will increase as a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, related regulations and ongoing revisions to disclosure and governance practices. Excluding litigation expenses, we expect that as a percentage of revenues, these expenses will decrease over time. However, we expect that litigation expenses will continue to be a material portion of our general and administrative expenses in future periods, and may increase significantly in some periods, because of our ongoing litigation, as described below in Part II, Item 1—Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

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

Our fiscal year ends on December 31. For quarterly reporting, we employ a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, September 30, 2007 and the prior year comparative three-month period ended on Sunday, October 1, 2006. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2007 with the exception to the paragraph below as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

On January 1, 2007, we accounted for uncertain tax positions in accordance with FIN No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 10 – “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on our financial statements.

17 of 33

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Royalty and license fees	84%	23%	79%	41%
Past production payments	1	69	2	49
Product and service revenues	15	8	19	10

Total revenues	100	100	100	100

Operating expenses:
Cost of revenues	7	6	10	9
Research, development and other related costs	20	5	19	8
Selling, general and administrative costs	36	18	36	34

Total operating expenses	63	29	65	51

Operating income	37	71	35	49
Other income, net	6	2	6	3

Income before taxes	43	73	41	52
Provision for income taxes	20	30	18	22

Net income	23%	43%	23%	30%

Revenues

The following table sets forth our revenues by type (in thousands, except for percentages):

	For the Three Months Ended September 30,				Increase/ (Decrease)	% Change
	2007		2006
Royalty and license fees	$41,383	84%	$25,916	23%	$15,467	60%
Past production payments	415	1	76,000	69	(75,585)	(99)
Product and service revenues	7,356	15	8,625	8	(1,269)	(15)

Total revenues	$49,154	100%	$110,541	100%	$(61,387)	(56)%

	For the Nine Months Ended September 30,				Increase/ (Decrease)	% Change
	2007		2006
Royalty and license fees	$113,377	79%	$64,817	41%	$48,560	75%
Past production payments	2,167	2	77,633	49	(75,466)	(97)
Product and service revenues	27,104	19	16,014	10	11,090	69

Total revenues	$142,648	100%	$158,464	100%	$(15,816)	(10)%

Revenues for the three months ended September 30, 2007 were $49.2 million as compared to $110.5 million for the three months ended September 30, 2006, a decrease of $61.4 million, or 56%. Revenues for the nine months ended September 30, 2007 were $142.6 million as compared to $158.5 million for the nine months ended September 30, 2006, a decrease of $15.8 million, or 10%. The overall decrease in the three months ended September 30, 2007 as compared to 2006 is primarily due to the decrease in past production payments of $75.6 million partially offset by an increase in royalty and license fees of $15.5 million. The decrease for the nine months ended September 30, 2007 as compared to 2006 is primarily due to a decrease in past production payments of $75.5 million partially offset by an increase of $48.6 million in royalty and license fees. The decrease in both the three and nine month results is primarily attributable to $77.6 million earned upon settlement of patent litigation in the third quarter of 2006.

Cost of Revenues

Cost of revenues primarily relates to product and service revenue as the cost of revenues associated with intellectual property revenues is de minimis. For the three and nine months ended September 30, 2007, cost of revenues represented 49% and 51% of product and service revenues, respectively. For the three and nine months ended September 30, 2006, cost of revenues represented 72% and 85% of product and service revenues, respectively. For each associated period, cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues.

Cost of revenues for the three months ended September 30, 2007 decreased by $2.6 million or 42% to $3.6 million as compared to $6.2 million for the three months ended September 30, 2006. Cost of revenues for the nine months ended September 30, 2007 remained substantially flat at $13.9 million as compared to $13.6 million for the nine months ended September 30, 2006. The majority of the decrease in the three month period was attributable to lower government-funded R&D.

Research, Development and Other Related Costs

Research, development and other related (“R&D”) costs for the three months ended September 30, 2007 was $9.9 million, an increase of $4.6 million, or 87%, as compared to $5.3 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, R&D costs were $27.1 million, an increase of $14.5 million, or 115%, as compared to $12.6 million for the nine months ended September 30, 2006. The increase for both three and nine month periods is primarily due to an increase in research and development headcount from 161 employees at September 30, 2006 to 181 employees at September 30, 2007, an increase in the amortization expense of identified intangible assets, and the inclusion and subsequent growth of R&D costs of subsidiaries acquired in the third quarter of 2006 and in the first quarter of 2007.

We believe that a significant level of research and development efforts will be required for us to remain competitive in the future, therefore we expect R&D costs to increase in absolute dollars.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2007 were $17.7 million, a decrease of $2.4 million, or 12%, as compared to $20.1 million for the three months ended September 30, 2006. The decrease is primarily due to a decrease in litigation expense of $4.4 million and a decrease in SG&A headcount from 124 employees at September 30, 2006, to 107 employees at September 30, 2007, offset by an increase in stock-based compensation expense of $0.4 million. For the nine months ended September 30, 2007, SG&A expenses were $51.6 million, a decrease of $2.5 million, or 5%, as compared to $54.1 million for the nine months ended September 30, 2006. The decrease is primarily due to a decrease in litigation expense of $11.0 million, offset by an increase in stock-based compensation expense of $1.5 million, the inclusion of SG&A expenses of $2.3 million related to subsidiaries acquired in the third quarter of 2006 and in the first quarter of 2007, an increase in professional service spending, and an increase in headcount.

Excluding litigation expense, we expect that, as a percentage of revenues, our SG&A expense may decrease over time as our revenues continue to grow. However, we expect that litigation expenses may continue to be a material portion of our SG&A expense in future periods, and may fluctuate significantly in some periods, because

18 of 33

of our ongoing litigation, as described below in Part II, Item 1 – Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation

The following table sets forth our stock-based compensation for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$425	$709	$1,722	$2,319
Research, development & other related costs	712	334	1,831	443
Selling, general & administrative	3,247	2,798	9,659	8,188

Total stock-based compensation	$4,384	$3,841	$13,212	$10,950

Stock-based compensation awards included employee stock options, restricted stock awards and employee stock purchases under our 2003 Employee Stock Purchase Plan. As of September 30, 2007, the amount of unrecognized stock-based compensation after estimated forfeitures estimated to be expensed from the remainder of 2007 to 2011 related to unvested stock options at September 30, 2007 was $23.6 million to be recognized over an estimated weighted average amortization period of 2.5 years and an additional $12.7 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 2.9 years. Stock-based compensation for the three months ended September 30, 2007, was $4.4 million, of which $3.1 million related to employee stock options, $1.2 million related to issuances of shares of restricted stock and $0.1 million related to employee stock purchases. For the nine months ended September 30, 2007, stock-based compensation was $13.2 million, of which $9.3 million related to employee stock options, $3.3 million related to issuances of shares of restricted stock and $0.6 million related to employee stock purchases. For the three months ended September 30, 2006, stock-based compensation was $3.8 million, of which $2.9 million related to employee stock options, $0.7 million related to issuances of shares of restricted stock and $0.3 million related to employee stock purchases. For the nine months ended September 30, 2006, stock-based compensation was $11.0 million, of which $8.8 million related to employee stock options, $1.7 million related to issuances of shares of restricted stock and $0.5 million related to employee stock purchases. The overall increase is primarily related to an increase in grants of stock awards to employees based on our compensation incentive program and an increase in expense related to employee stock purchases and certain stock awards for employees that transitioned to consultants whose awards were accounted for under variable accounting. Future stock-based compensation expense and unrecognized stock-based compensation will increase as we grant additional stock awards.

Interest and Other Income, Net

Interest and other income, net for the three and nine months ended September 30, 2007 was $3.1 million and $8.7 million, respectively, as compared to $1.7 million and $4.4 million, for the three and nine months ended September 30, 2006, respectively. The increase is primarily related to income earned from investment and money market funds on higher cash balances as a result of positive cash flow generated from operations. Our cash, cash equivalents and short-term investments at September 30, 2007 were $265.8 million as compared to $156.8 million at September 30, 2006.

Provision for Income Taxes

Our estimated effective tax rate is based on tax law in effect at September 30, 2007 and current expected income which may be affected by the closing of acquisitions or divestitures; the jurisdictions in which profits are determined to be earned and taxed; changes in estimates of credits, benefits, and deductions; the resolution of issues arising from tax audits, if any, with various tax authorities, including payment of interest and penalties; and the ability to realize deferred tax assets. The overall tax rate reflects taxes in U.S. and foreign tax jurisdictions which may change over time as the amount or mix of income and taxes changes.

Income tax provision for the three and nine months ended September 30, 2007 was $9.9 million and $26.6 million, respectively, and was comprised of domestic income tax and foreign income and withholding taxes. For the three and nine months ended September 30, 2006, the income tax provision was $33.2 million and $35.0 million, respectively, and was comprised of domestic income tax and foreign income and withholding taxes. The decrease in the income tax provision for the three and nine months ended September 30, 2007 is primarily attributable to a decrease in profit.

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

19 of 33

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Intellectual Property Segment	$41,749	$101,846	$115,604	$142,475
Services Segment	7,405	8,695	27,044	15,989
Corporate Overhead	—	—	—	—

Total revenues	49,154	110,541	142,648	158,464

Operating expenses:
Intellectual Property Segment	12,896	15,007	36,806	42,604
Services Segment	9,924	10,250	32,537	18,723
Corporate Overhead	8,358	6,377	23,278	18,976

Total operating expenses	31,178	31,634	92,621	80,303

Operating income (loss)
Intellectual Property Segment	28,853	86,839	78,798	99,871
Services Segment	(2,519)	(1,555)	(5,493)	(2,734)
Corporate Overhead	(8,358)	(6,377)	(23,278)	(18,976)

Total operating income	$17,976	$78,907	$50,027	$78,161

The revenues and operating income amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the United States applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three and nine months ended September 30, 2007, corporate overhead expenses were $8.4 million and $23.3 million, respectively, compared to $6.4 million and $19.0 million, respectively, for the three and nine months ended September 30, 2006. The increases from the three and nine months ended September 30, 2006 are primarily attributable to an increase in headcount and the related compensation expense due to the acquisition of a subsidiary in the third quarter of 2006.

Intellectual Property Segment

Intellectual property revenues for the three months ended September 30, 2007 were $41.7 million as compared to $101.8 million for the three months ended September 30, 2006, which represented a decrease of $60.1 million or 59%. For the nine months ended September 30, 2007 intellectual property revenues were $115.6 million as compared to $142.5 million for the nine months ended September 30, 2006, a decrease of $26.9 million or 19%. The decrease to both periods is primarily attributed to the past production payments earned upon settlement of litigation in the amount of $77.6 million in the third quarter of 2006.

Intellectual property revenues currently are attributable primarily to royalties received from our TCC licensees. Such royalty revenues are distributed between two primary market segments: DRAM (Dynamic Random Access Memory) and Wireless. In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due us under their respective TCC licenses, based on several factors including volumes. The effect of the volume pricing adjustments may be to cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may be to cause, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year, some quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment. The Company has no other contracts that provide volume-based pricing adjustments.

Operating expenses for the three months ended September 30, 2007 were $12.9 million and consisted primarily of R&D costs of $5.2 million and SG&A costs of $7.7 million. Included in R&D costs were $3.4 million in costs related to our research and development centers in Hungary and Israel. Included in SG&A costs were $5.0 million in litigation expenses. Operating expenses for the three months ended September 30, 2007 of $12.9 million represented a decrease of $2.1 million as compared to $15.0 million for the three months ended September 30, 2006, which is primarily attributable to a decrease of $4.7 millions in SG&A costs offset by an increase of $2.6 million in R&D costs. The decrease in SG&A costs is primarily due to a decrease in litigation costs of $4.5 million and the increase in R&D costs is primarily due to the increase in personnel and the inclusion and subsequent growth of R&D efforts related to entities acquired in the third quarter of 2006 and first quarter of 2007.

Operating expenses for the nine months ended September 30, 2007 were $36.8 million and consisted primarily of R&D costs of $13.8 million and SG&A costs of $22.5 million. Included in the R&D costs were $8.7 million in costs related to our research and development centers in Hungary and Israel. Included in SG&A costs were $14.2 million in litigation expenses. Operating expenses for the nine months ended September 30, 2007 of $36.8 million represented a decrease of $5.8 million as compared to $42.6 million for the nine months ended September 30, 2006, which is primarily attributable to a decrease of $10.5 millions in SG&A costs partially offset by an increase of $4.3 million in R&D costs. The decrease in SG&A costs is primarily due to a $11.0 million decrease in litigation costs and the increase in R&D costs is primarily due to the increase in personnel and the inclusion and subsequent growth of R&D efforts related to entities acquired in the third quarter of 2006 and the first quarter of 2007.

We expect that litigation costs will become a material portion of the Intellectual Property segment’s SG&A costs in future periods, and may increase significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1 – Legal Proceedings, below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three and nine months ended September 30, 2007 was $28.9 million and $78.8 million, respectively, as compared to $86.8 million and $99.9 million for the three and nine months ended September 30, 2006, a decrease of $57.9 million and $21.1 million, or 67% and 21%, respectively. This overall decrease from the three and nine months ended September 30, 2006 is primarily attributable to $77.6 million earned upon settlement of patent litigation in the third quarter of 2006 and increased R&D costs related to the inclusion of the entities acquired in the third quarter of 2006 and the first quarter of 2007, partially offset by increased royalty and license fees and decreased litigation costs.

Services Segment

Service revenues for the three and nine months ended September 30, 2007 was $7.4 million and $27.0 million, respectively, as compared to $8.7 million and $16.0 million for the three months ended September 30, 2006. This is a decrease of $1.3 million, or 15%, from the three months ended September 30, 2006, and an increase of $11.0 million, or 69%, from the nine months ended September 30, 2006. For the three months ended September 30, 2007, the decrease in service revenues was primarily related to slower conditions in the broader photolithography industry in the second quarter of 2007 and lower government-funded R&D. For the nine months ended September 30, 2007, the increase in services revenues was primarily driven by the inclusion and subsequent growth of the subsidiary acquired in the third quarter of 2006.

Operating expenses for the three months ended September 30, 2007 were $9.9 million and consisted primarily of costs of revenue of $3.6 million, R&D costs of $4.7 million and SG&A costs of $1.6 million. Included in these costs were $1.3 million in stock-based compensation. The operating expenses for the three months ended September 30, 2007 of $9.9 million represented a decrease of $0.4 million, or 4%, from the three months ended September 30, 2006 of $10.3 million. The decrease is

20 of 33

primarily due to a decrease in cost of revenue of $2.6 million related to lower product and service revenues, offset by an increase in R&D and SG&A costs of $2.3 million related to inclusion and subsequent growth of acquisitions completed in the third quarter of 2006 and the first quarter in 2007.

Operating expenses for the nine months ended September 30, 2007 were $32.5 million and consisted primarily of costs of revenue of $13.5 million, R&D costs of $13.3 million and SG&A costs of $2.0 million. Included in these costs were $4.2 million in stock-based compensation. The operating expenses for the nine months ended September 30, 2007 of $32.5 million represented an increase of $13.8 million, or 74%, from the nine months ended September 30, 2006 of $18.7 million. The increase is primarily due to an increase of $1.2 million in stock-based compensation and increases in R&D and SG&A costs of $12.6 million related to inclusion and subsequent growth of acquisitions completed in the third quarter of 2006 and the first quarter in 2007.

Operating loss for the three and nine months ended September 30, 2007 was $2.5 million and $5.5 million, respectively, as compared to operating loss of $1.6 million and $2.7 million for the three and nine months ended September 30, 2006. The increase in operating loss of $0.9 million and $2.8 million, respectively, from the three and nine months ended September 30, 2006 was primarily attributable to the increase in stock-based compensation expense and an increase in operating expenses, offset by increased revenue.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $265.8 million at September 30, 2007, an increase of $71.7 million from $194.1 million at December 31, 2006. Cash and cash equivalents were $230.6 million at September 30, 2007, an increase of $36.5 million from $194.1 million at December 31, 2006. The increase was primarily the result of $83.9 million in cash provided by operating activities and $15.3 million in net proceeds provided by financing activities, offset by $62.6 million net cash used in investing activities.

Net cash provided by operating activities was $83.9 million for the nine months ended September 30, 2007, primarily due to net income of $32.1 million, adjusted for non-cash items of depreciation and amortization and stock-based compensation of $22.6 million, a decrease in other assets of $10.0 million related to foreign tax refund received and an increase in income tax payable of $21.5 million.

Net cash provided by operating activities was $76.9 million for the nine months ended September 30, 2006, primarily due to net income of $47.5 million adjusted for non-cash items of depreciation, amortization and stock-based compensation of $15.2 million and an increase in income tax payable of $31.4 million partially offset by an increase in other assets of $12.0 million and a decrease in accrued liabilities and litigation expense of $4.4 million.

Net cash used in investing activities was $62.6 million in the nine months ended September 30, 2007, primarily related to purchases of short-term investments of $62.1 million, purchases of property and equipment of $6.9 million, consideration paid for the acquisition of certain tangible and intangible assets of $19.5 million, offset by proceeds from maturities and sales of short-term investments of $25.9 million. Net cash used in investing activities for the nine months ended September 30, 2006 was $56.2 million, primarily related to the acquisition completed in the third quarter of 2006.

Net cash provided by financing activities was $15.3 million and $8.5 million, respectively, for the nine months ended September 30, 2007 and September 30, 2006, resulting primarily from the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

Contractual Cash Obligations

During the third quarter of 2007, we believe there were no significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

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

21 of 33

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

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, on October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC (“Spansion”) in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

On December 16, 2005, Tessera filed a first amended complaint to add Spansion Inc. and Spansion Technology, Inc. to the lawsuit.

On January 31, 2006, the Company filed a second amended complaint to add claims of breach of contract and/or patent infringement against several new defendants, including Advanced Semiconductor Engineering, Inc., ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V., STMicroelectronics, Inc., STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to the Company’s claims, and some of them have brought related counterclaims alleging that the Tessera patents at issue are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents.

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of a concurrent proceeding before the International Trade Commission (“ITC”). During the stay, the Company expects that potential damages will continue to accrue. Upon completion of the ITC action, the proceeding can continue, and Tessera may seek to recover its damages attributable to the alleged infringement.

On September 12, 2007, the ASE, ChipMOS, Siliconware and STATS defendants (the “subcontractor defendants”) moved for a temporary restraining order and preliminary injunction to bar Tessera from filing suit, or in any manner seeking relief, outside of California against each of the subcontractor defendants, allegedly based on forum selection clauses contained in limited license agreements between Tessera and the subcontractor defendants. On September 21, 2007, Tessera opposed the motion, explaining that Tessera had not filed any action against the subcontractor defendants, and if and when it did, such action would not include any products within the scope of the subcontractor defendants’ limited licenses. The court initially granted a temporary restraining order against Tessera pending an October 23, 2007 hearing of the matter. After the hearing, on November 1, 2007, the court issued an order granting in part and denying in part the preliminary injunction requested by the subcontractor defendants. Pursuant to the order, among other things, Tessera is permitted to file a complaint against the subcontractor defendants in the International Trade Commission, or elsewhere, as to products not arguably covered by the subcontractor defendants’ limited license agreements, provided that the subcontractor defendants are given ten days’ notice of the filing and do not take the position that the products subject to the complaint are covered by their licenses. Tessera may not file any action outside of California against licensed products or products that the subcontractor defendants assert are covered by their licenses.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition.

Tessera, Inc. v. Amkor Technology, Inc.

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, on March 2, 2006, the Company submitted a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. On April 17, 2007, Tessera provided notice to Amkor of Tessera’s termination of the license agreement, which may allow Tessera to seek remedies for patent infringement outside of the arbitration. After a hearing on October 8, 2007, the arbitration panel determined that it will decide the effect of Tessera’s termination notice at the hearing beginning in March 2008.

On May 9, 2007, the tribunal recommended to the International Chamber of Commerce that the hearing be reset for March 31, 2008, and Tessera expects that trial is likely to go forward on or around that recommended date. The fact discovery period in the action is now completed. Tessera has submitted expert reports regarding Amkor’s infringement and damages due from Amkor, and is seeking a substantial monetary recovery from Amkor. Amkor has submitted an expert report contending that Tessera’s patents are invalid. The parties’ rebuttal expert reports are due to be served on December 10, 2007.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, on December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc., (collectively, “Hynix”) in the Superior Court of the State of California, for the county of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled the demurrer to Tessera’s Cartwright Act claims against Hynix, thus allowing the claims to proceed. On September 14, 2007, the court overruled another demurrer to Tessera’s claim for interference with contract and business relations, allowing those claims to proceed as well. Discovery is proceeding in this case and the Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and financial condition.

22 of 33

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, on April 17, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC and ST Microelectronics N.V. The ITC will, among other things, investigate infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera has opposed the motion, which has not been ruled on by the ITC. On July 11, 2007, the assigned Administrative Law Judge ordered that the “target date” for completing the ITC investigation be August 21, 2008.

On September 7, 2007, Tessera sought leave to modify the protective order in the action for the purpose of using information obtained during discovery to file a new ITC complaint against STATS ChipPAC, Ltd., ASE, Inc., Siliconware Precision Industries, Ltd., ChipMOS Technologies, Inc., and certain affiliates of those companies (the “proposed respondents”). Tessera requested, in the alternative, that it be permitted leave to add the proposed respondents as parties in the existing investigation. On September 12, 2007, the proposed respondents moved to intervene in the investigation for the purpose of opposing Tessera’s motion. Tessera and the ITC staff have opposed the proposed respondents’ request. The request has not been ruled upon by the ITC. Also on September 12, 2007, the proposed respondents filed a motion with Judge Wilken in the Northern District of California requesting the court to enjoin Tessera from moving forward against them in the ITC on the basis of the forum selection clauses in their respective Tessera license agreements. As discussed in more detail above under Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal), Judge Wilken has ruled that Tessera may proceed in the ITC against these proposed respondents, provided that, among other things, the products implicated in the ITC complaint are not products asserted by the proposed respondents to be covered by their licenses. Any disputes involving products the proposed respondents assert are covered by their licenses would need to be resolved, at least in the first instance, in the Northern District of California.

On September 19, 2007, the ITC issued an order setting key dates for the investigation, including for the ITC hearing which is scheduled to run from February 25, 2008 to February 29, 2008. On October 17, 2007, the investigation was assigned to Administrative Law Judge Theodore Essex.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, on April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint, and have filed a motion to stay the district court action pending completion of the concurrent ITC proceedings. The parties have agreed that the case will be temporarily stayed pending a ruling regarding the motion to stay the ITC investigation titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition.

Reexamination Proceedings

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, on February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the United States Patent & Trademark Office (“PTO”) requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest, and a related request for reconsideration of that decision. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007, to which a response was filed on July 5, 2007. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed on August 6, 2007. On September 5, 2007, Siliconware filed comments in response to the Company’s August 6, 2007 response. On March 14, 2007, Siliconware filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO granted this request on June 12, 2007. On May 21, 2007, Amkor filed a request for ex parte reexamination of U.S. Patent No. 5,861,666. On July 26, 2007, the PTO granted this request. On June 11, 2007, Amkor filed additional requests for reexamination regarding U.S. Patent Nos. 5,679,977 and 6,133,627. The PTO granted the request for reexamination as to the 5,679,977 patent on August 15, 2007, and the PTO granted the requests for reexamination as to the 6,133,627 patent on August 13, 2007. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and August 7, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. The EPO continues to consider STM’s opposition of the EP672 Patent. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and financial condition.

Item 1A.	Risk Factors

Any invalidation or limitation of our key patents could significantly harm our business.

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. If any of these key patents are invalidated, or if a court or an administrative body such as the United States Patent and Trademark Office (“PTO”) limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license and royalties fees could significantly harm our business. As discussed below and in Part II, Item 1— Legal Proceedings, we are currently involved in litigation and administrative proceedings involving some of our key patents. Any adverse rulings relating to the infringement, validity or enforceability of these key patents could significantly harm our business.

23 of 33

We are currently involved in litigation and administrative proceedings involving some of our key patents.

As more fully described in Part II, Item 1—Legal Proceedings, we are currently involved in litigation involving some of our key patents in the United States. These litigations challenge the validity, scope, enforceability and ownership of patents which we license to generate the substantial portion of our revenues. In addition, reexamination requests have also been filed against us with respect to a key patent in the PTO and oppositions have been filed against us with respect to key patents in the European Patent Office. Some of the patents subject to the reexamination requests are currently being asserted by Tessera in our litigation and arbitration proceedings, and are important to the growth and continuation of our business. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave the patent in its present form, narrow the scope of the patent or cancel all of the claims of the patent.

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

Our current legal actions, as described above in Part II, Item 1—Legal Proceedings, are examples of significant disputes and litigation that impact our business. Any similar dispute in the future could cause an existing licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the licensee or strategic partner on both business and technical levels. Any litigation stemming from such a dispute could be very expensive and may reduce or eliminate our profits. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation. We are not able to predict the outcome of any of these legal actions and an adverse decision in any of these legal actions could significantly harm our business and financial condition. Moreover, even if we settle our legal actions, significant contingencies will exist to their final resolution, including our receipt of any payments owed and the dismissal of the legal action by the relevant court, none of which are completely within our control.

In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they subsequently fail to enter into a license agreement with us or pay for licensed technology, then it may become necessary for us to commence legal proceedings against them.

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

In the past we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We currently are involved in litigation regarding our intellectual property rights, as described above in Part II, Item 1— Legal Proceedings, and we expect to be involved in similar litigation in the future. Litigation is inherently uncertain and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our business. Whether or not determined in our favor or settled by us, litigation is costly and diverts our managerial, technical, legal and financial resources from our business operations.

The costs associated with the legal proceedings in which we are involved can be substantial and specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.

As described above in Part II, Item 1—Legal Proceedings, we are currently involved in legal proceedings against a number of different companies. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional companies at any time, which would increase our aggregate litigation costs and could adversely affect our operating results.

24 of 33

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

We receive a significant amount of our revenues from a limited number of customers. For the three and nine months ended September 30, 2007, there were two customers that each accounted for 10% or more of total revenue. For the three and nine months ended September 30, 2006, revenues from two customers each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers or if our revenues from them decline, our revenues may decrease substantially.

Volume pricing incentives in our TCC licenses with two DRAM manufacturers may slow our DRAM royalty growth.

In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due us under their respective TCC licenses, based on several factors including volumes. The effect of the volume pricing adjustments may be to cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may be to cause, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year, some quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment.

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

25 of 33

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

26 of 33

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through August 23, 2025. We need to develop and patent successful innovations before our current patents expire and our failure to do so could significantly harm our business.

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

27 of 33

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia, and these revenues accounted for 78% and 76%, respectively, of our total revenues for the three months and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, these revenues accounted for 62% and 61%, respectively, of our total revenues. International operations are subject to a number of risks, including the following:

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

28 of 33

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

Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. For example, our chief operating officer has been in this current position for less than 12 months. Our future success will depend to a significant extent on the ability of our management team to work together effectively.

29 of 33

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

30 of 33

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table contains information regarding the Company’s purchase of its common stock during the current quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
August 27, 2007–September 30, 2007	15,000	$36.21	15,000	$99,456,913

Total	15,000	$36.21	15,000	$99,456,913

The Company announced on August 24, 2007 a plan authorized by the Board of Directors to purchase up to $100 million of its common stock in open market or through private transactions. All purchases during the current quarter were made under this plan. No expiration date has been specified for this plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

2.1	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to registrant’s Current Report on Form 8-K, filed on March 21, 2007, and incorporated herein by reference)

10.1	Tessera Technologies, Inc. 2007 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to registrant’s Definitive Proxy Statement, filed on April 5, 2007 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31 of 33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2007

Tessera Technologies, Inc.

By:	/s/ Charles A. Webster
Charles A. Webster
Executive Vice President and Chief Financial Officer

32 of 33

EXHIBIT INDEX

Exhibit	Exhibit Title

2.1	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to registrant’s Current Report on Form 8-K, filed on March 21, 2007, and incorporated herein by reference)

10.1	Tessera Technologies, Inc. 2007 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to registrant’s Definitive Proxy Statement, filed on April 5, 2007 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33 of 33