Form 10-K
period 2007-12-31
TESSERA TECHNOLOGIES INC
filed 2008-02-29
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-50460

Tessera Technologies, Inc.

(Exact Name of registrant as specified in its charter)

Delaware	16-1620029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3099 Orchard Drive San Jose, California 95134	(408) 894-0700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2007 was $2,058,611,042 (based on the closing sale price of the registrant’s common stock as reported on the Nasdaq Global Market).

The number of shares outstanding of the registrant’s common stock as of February 25, 2008 was 48,794,037.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders to be held on May 15, 2008 will be filed with the Commission within 120 days after the close of the registrant’s fiscal year and are incorporated by reference in Part II and Part III.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.	Business

Corporate Information

Tessera Technologies, Inc. (“Tessera”) was founded and incorporated in the state of Delaware in 1990. Our principal executive offices are located at 3099 Orchard Drive, San Jose, California 95134. We also have offices, research and development and manufacturing facilities in other locations as described below in Item 2—Properties. Our telephone number is (408) 894-0700. We maintain a website at www.tessera.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website.

We own or have rights to trademarks and trade names that we use in conjunction with the operation of our business, including, for example, Tessera and Tessera Technologies. This annual report also includes trademarks and trade names of other parties.

In this annual report, the “Company,” “Tessera,” “we,” “us” and “our” refer to Tessera Technologies, Inc. and, for periods prior to our corporate restructuring in January 2003 or if the context otherwise requires, Tessera, Inc., which is our wholly owned subsidiary.

Business Overview

Tessera is a developer and licensor of miniaturization technologies for the electronics industry and micro-optics technologies for the consumer optics industries. The Company provides a broad range of advanced packaging, interconnect, and consumer optics technologies which are widely adopted in high-growth markets including consumer, computing, communications, medical and defense electronics. We enable improvements in the size, performance and cost of our customers’ products by applying our expertise in the electrical, thermal and mechanical properties of semiconductor materials, and in the design and manufacturing of micro-optics for consumer optics industries. Consumer optics technologies include proprietary lens design and algorithms that enhance functionality and image quality for applications such as custom depth of focus. Our intellectual property includes approximately 1,500 domestic and internationally issued patents and patent applications, covering a broad range of advanced semiconductor packaging, substrate, interconnect and consumer optics technology. We license our chip packaging technology to our customers on a worldwide basis, enabling them to produce semiconductor chips that are smaller and faster, and that incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants (“PDAs”), video game consoles and mobile phones. In addition, by using our technology, we believe that our customers are also able to reduce the time to market and the development costs of their semiconductors.

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

We have a significant consumer optics technology portfolio that includes image sensor packaging, wafer-level camera manufacturing technology, camera assembly technology and technology for custom depth of focus. The SHELLCASE solution is a high-yield, highly reliable manufacturing solution for image sensors used in next-generation mobile devices including mobile phones and PDAs. The technology enables very low profile camera modules, providing OEMs with greater design flexibility and an innovative tool in the development of thinner mobile devices. Tessera’s OptiML Wafer-Level Camera (“WLC”) is a wafer-level camera technology designed to significantly advance the integration of miniaturized cameras in mobile phones, personal computers, security cameras, and other electronics. Tessera’s OptiML™ WLC technology makes it possible for cameras to be manufactured at the wafer level, drastically reducing the size and total bill of material cost of camera modules. As a result of these and other significant benefits, Tessera is providing the electronics industry a powerful tool for integrating cameras into a wider range of electronic products. Our patented OptiML Focus solution enables high quality image taking where the image is brought into focus automatically and simultaneously. The OptiML Focus solution is based on our revolutionary micro-imaging technology that combines lens design with light digital algorithms that together result in an image which is always in focus. Our Digital Optics technologies utilize semiconductor processes and equipment to manufacture small form factor micro-optics for the consumer optics industry. Through the use of semiconductor manufacturing techniques, such as photolithography, micro-optics can be fabricated onto both the top and bottom surface of a single wafer. In January 2008, we acquired FotoNation, a privately-owned business that develops embedded solutions to improve image quality and enhance, extend, and simplify camera functionality. Principal technologies of FotoNation include red-eye correction, face tracking, smile and blink detection as well as other patented technologies. We plan to take this technology portfolio and use it to drive differentiation in our consumer optics business aimed principally at the mobile device market. According to market research firm Prismark, the market for consumer electronic devices that contain cameras, including mobile phones, notebook computers, security systems and automotive electronics, will increase to approximately 2.25 billion units in 2011 from 1.14 billion units in 2006. We believe that we are well-positioned to take advantage of this expected significant growth in consumer optics. We have an ongoing effort to develop and license optical technologies for the mobile phone market. This market is growing rapidly, with nearly 1.0 billion cameras expected to be incorporated in mobile phones in 2010.

Our interconnect technology includes the MicroPILR Interconnect platform, a highly innovative technology family that is designed to revolutionize the interconnect within semiconductor packages, substrates, printed circuit boards (“PCBs”) and other electronic components. Offering finer pitch, lower profile, improved reliability, greater coplanarity and competitive cost, Tessera’s MicroPILR platform has the potential to become a fundamental building block of next-generation mobile, computing and consumer electronic products as it addresses many of the technical limitations of current generation interconnect. According to the market research firm Prismark, the interconnect market (including multilayer PCBs and advanced package assembly) will grow from approximately $34 billion in 2006 to $51 billion in 2011.

We generate revenues from the following sources:

•

royalties and license fees based on our intellectual property, which represent the majority of our revenues and consist of royalties on semiconductors shipped by our licensees that employ our patented technologies; and

•	products and services, which utilize or further develop our technology offerings.

We derive a significant portion of our revenues from licensees headquartered outside of the United States, principally in Asia and Europe. For the year ended December 31, 2007, these revenues accounted for 77% of our total revenues. For the year ended December 31, 2006, these revenues accounted for 64% of our total revenues. We expect that these revenues will continue to account for a significant portion of revenues in future periods. Our revenues are principally denominated in U.S. dollars. For the year ended December 31, 2007, two customers each accounted for over 10% of revenue. For the year ended December 31, 2006, two customers each accounted for over 10% of revenue.

Industry Background

Packaged semiconductor chips, which we refer to as semiconductors, are essential components in a broad range of communications, computing and consumer electronic products. According to the Semiconductor Industry Association, worldwide semiconductor sales totaled $247.7 billion in 2006 and are expected to grow to $321.0 billion in 2009. Many electronic products require increasingly complex semiconductors that are smaller and higher-performing, integrate more features and functions and are less expensive to produce than previous generations of semiconductors. Satisfying the demand for these complex semiconductors requires advances in semiconductor design, manufacturing and packaging technologies.

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

Growth of consumer optics creating demand for lower cost production and simpler integration

The integration and use of optics in volume products has grown dramatically over the last two decades. Miniature cameras have proliferated in wireless consumer devices such as smart phones, PDAs, and notebook computers. According to market research firm Prismark, the market for consumer electronic devices that contain cameras, including mobile phones, notebook computers, security systems and automotive electronics will increase to approximately 2.25 billion units in 2011 from 1.14 billion units in 2006. Recent trends to increase the functionality and decrease the size of such wireless consumer devices and penetrate additional markets such as the automotive and security markets present significant challenges to manufacturers of miniature cameras. In particular, the explosive growth of the mobile phone camera market has created a need for new techniques to provide a continued path to lowered costs. Consumers and manufacturers of mobile phones desire to continually reduce the size of and create thinner phones in order to free up space for additional functionality. Particularly in the case of camera modules, there is a significant need for lower cost and lower height. As the cost of electronic devices has dropped, optics and optics assembly have become a significant portion of the cost of mobile phone camera modules. In addition, newer image sensors require higher precision optics to achieve the benefit of increased resolutions. At the same time, the miniaturization of these devices is creating a need for new ways of integrating optics with electronics. Traditional approaches to optics manufacturing have limitations in their ability to reduce size and cost. Traditional approaches involve bulky and complex optical assemblies, expensive connectors and other components, and labor for assembly and testing, all of which tend to increase the final system package size and cost. Conventional approaches to volume optics production involve molding of plastic or glass, which are time-consuming and produce small numbers of optics at a time. Glass molding requires relatively long cycle times and consequently has a higher cost than plastic molding. As demand for optics in consumer applications grows, we believe the limitations of conventional approaches will become a barrier to further adoption. In addition, we believe there is a significant opportunity for technologies that eliminate moving parts, and provide size, cost, reliability and power advantages over existing mechanical technologies for focus.

Our Solution

We are a leading provider of intellectual property for chip-scale, multi-chip and wafer-level packaging (“WLP”), and of micro-optics technologies for the consumer optics industry, all of which meet the increasing demand for miniaturization and high performance in electronic products. We license a substantial portion of our intellectual property on a worldwide basis under our TCC license. This license primarily covers our core CSP and MCP patents. We also offer an intellectual property license on a worldwide basis under our wafer level technologies license, which covers our wafer level optical packaging patents. In addition, we offer an intellectual property license on a worldwide basis under our interconnect technologies license, which covers our advanced package substrate, flexible printed circuit and printed wiring board patents. We support the adoption of our technology by providing our customers with engineering services focused on addressing key issues related to the miniaturization and performance of electronics products. Our services are often most beneficial to the customer when provided with our packaging and interconnect solution such that advantages are seen at the customer’s system level, rather than simply in the miniaturization of one component. For example, a combination of CSPs, MCPs, standard components, novel interconnect with engineering services can provide benefits to the customer at a higher level of integration.

Our packaging and interconnect technologies provide the following benefits, which are not provided by traditional packaging technologies:

Miniaturization.    Our CSP technology and associated CSP substrate technology enables fully-packaged chips to be almost as small as the chip itself, which permits increased product miniaturization and functionality. Our MCP technology and associated MCP substrate technology extends this benefit by enabling multiple semiconductors to be stacked vertically, while occupying about the same printed wiring board area as a CSP. For example, our technology is broadly used to produce Flash memory and static random access memory (“SRAM”) devices stacked in a multi-chip package utilized in mobile phones. As a result, we believe our MCP technology enables electronic products to achieve new levels of miniaturization and functionality. In addition, our WLP technology enables chip packages in which the area of the package is exactly the same size as the area of the chip itself.

High performance.    Our packaging and interconnect technology offers shorter electrical connections between the chip and printed wiring board and between adjacent chips. Shorter connections allow information to be more rapidly transferred between the semiconductors and the system, yielding better system performance. Our technology is used for high performance dynamic random access memory (“DRAM”) chip, such as Double-Data-Rate two (“DDR2”) DRAM. Our CSP technology has been widely adopted for use in high-speed memory applications, such as high-performance personal computers, network switches and routers, set-top boxes, workstations and video game consoles, such as the Microsoft® Xbox and Xbox® 360® as well as Sony Playstation® 2 and Playstation® 3.

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

Cost effectiveness.    The significant investment made by semiconductor chip makers, assemblers, and material and equipment providers in the manufacturing infrastructure that supports our technology enables high-volume production and broad availability of semiconductors and electronic products that incorporate our technology. This in turn has reduced the cost of manufacturing semiconductors and electronic products that incorporate our technology, allowing it to be used in cost-sensitive semiconductor applications such as DRAM, Flash memory, SRAM, digital signal processors and image sensors. This subsequently reduces the cost of electronic product applications such as mobile phones, digital still cameras, PDAs, memory modules and MP3 players. We believe that this broad adoption and high volume production of our technology will further increase its cost-effectiveness.

Miniaturization of consumer optics.    Our consumer optics technology offers a fundamentally different approach to manufacturing micro-optics, leveraging technologies and processes originally developed for the semiconductor industry. The resulting optics, known as wafer based optics, are created by forming small features on the surface of glass or other substrates. These micro-optics are then used to shape or manipulate light and can be applied to many applications of micro-optics including miniature cameras for mobile phones and automotive applications. Because these micro-optics are created at the wafer-level, hundreds or thousands of micro-optics can be manufactured simultaneously, with great precision and repeatability. In addition, wafers of micro-optics can be stacked to create miniature optical systems. This approach also provides a convenient opportunity to align the micro-optics system in parallel, which we believe significantly improves upon the conventional process of one-at-a-time assembly. Wafer-based optics provide advantages over conventional optics due to lower cost and lower profile, with the potential of rapidly increasing the capacity of optics available. We are investing in additional consumer optics technology and we also offer an intellectual property license under our wafer-based optics technology license, which covers our wafer-based optics patents.

Our Strategy

Our objective is to be the leading provider of miniaturization technologies for the electronics industry by developing and licensing technologies that meet the increasing demand for miniaturization, performance and costs in a broad range of communication, computing and consumer electronic products. The following are key elements of our strategy:

Expand the market penetration of our current CSP and MCP technologies.    Our patented CSP and MCP technologies have been incorporated in over 15 billion semiconductors worldwide. As a result of the broad adoption of our technology and existing infrastructure that supports our technologies, we believe that we are well positioned to benefit from the substantial growth projected for the CSP and MCP markets. We intend to further increase our share of the CSP and MCP markets by:

•	continuing to target and optimize our technology for large, growing product markets such as digital cameras, digital audio players, personal computers, PDAs, video game consoles and mobile phones;

•

making continued design, process and cost improvements that drive the incorporation of our technology in new semiconductor applications, such as application specific integrated circuits (“ASIC”) semiconductors, high-performance DRAM, and other logic applications; and

•

identifying and approaching companies whose current products potentially incorporate our technology, offering them licenses to our technology, and when necessary, enforcing our intellectual property rights to obtain compensation for the use of our technology consistent with our existing licensing program.

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

Accelerate the market acceptance of our wafer-level packaging technology.    Our WLP technology permits the routing of device contacts either to the front or back side of the package, thereby enabling reduction in the overall size of the finished packaged chip relative to non-WLP packages. In addition, our technology has the ability to protect the image sensor wafer from contamination early in the packaging process, at the wafer level. This technology is designed for products in which miniaturization and manufacturing yield are critical, including camera-equipped mobile phones, digital cameras and PDAs. We intend to accelerate the adoption of our WLP technology by:

•	continuing to target and optimize our technology for large, growing product markets;

•	making continued design, process and cost improvements that drive the incorporation of our technology in new applications, such as micro-electromechanical systems (MEMS); and

•	identifying and approaching companies that we believe could benefit from incorporating our technology, and offering them licenses to our technology.

Accelerate the market acceptance of our consumer optics technology.    Our consumer optics technology is based on our expertise in the design, assembly and manufacturing of micro optics systems, which leverages the existing semiconductor manufacturing infrastructure and processes to enable highly miniaturized, lower cost optical systems. In addition, we are developing technology and acquiring best of class technology to complement core technology developed by Tessera. This technology is designed for products in which miniaturization, alignment, and cost are critical, including camera-equipped mobile phones, digital cameras, and PDAs. We intend to accelerate the adoption of our consumer optics technology by:

•	continuing to target and optimize our technology for large, growing product markets;

•	making continued design, process and cost improvements that drive the incorporation of our technology in a broad range of camera module applications, such as VGA, 2MP and 3MP cameras;

•	developing partnerships with significant customers in consumer optics fields to assist in defining defacto solutions for optics; and

•	identifying and approaching companies that we believe could benefit from incorporating our technology, and offering them licenses to our technology.

Provide engineering services to develop and promote the adoption of our technology.    We intend to continue to use our engineering services to accelerate the adoption of our technology, better understand our customers’ advanced packaging requirements, and develop and broaden our intellectual property portfolio. For example, we provide our customers with a broad range of services, such as product and package design and simulation, prototype manufacturing and reliability analysis, and product and package testing to help them develop products that incorporate our technology. This collaboration allows us to better understand our customers’ future product and packaging technology requirements. We have generated a substantial portion of our service revenues by providing our engineering services to various government agencies and their subcontractors. These relationships contribute to the development of our next generation technologies such as three-dimensional multi-chip packaging, which we have offered to commercial customers.

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

Broaden our intellectual property portfolio.    We intend to continue to broaden our intellectual property portfolio through internal development, strategic relationships and acquisitions, to enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. For example, we extended our intellectual property portfolio in the area of WLP by purchasing certain assets of Shellcase, Ltd., and in the area of micro-optics and smart optics for the consumer optics industry through our acquisition of Digital Optics Corporation, Eyesquad GmBH and FotoNation. We also intend to continue to utilize our core competency in aggregating and licensing intellectual property to grow and expand our business.

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

µZ® Fold-Over Stack Platform.    Our µZ® Fold-Over Stack platform is targeted at an industry-wide problem associated with the integration of different types of functional blocks, such as processor, memory and various analog blocks, onto a single system-on-a-chip. For example, this package enables ASSP, ASIC and different memory semiconductors to be fully packaged, tested and then integrated, resulting in a high-yielding system-in-a-package. The µZ® Fold-Over Stack platform provides a cost-effective solution that meets mobile phone package height requirements and saves valuable circuit board space, enabling mobile products that are smaller and lighter with more functionality.

µZ®-Ball Stack Platform.    We introduced our µZ®-Ball Stack platform as a multi-chip solution that enables the integration of high-performance DRAM while occupying 25% less circuit board area with 60% of the height of a traditional DRAM package. Because each DRAM chip can be individually tested prior to being assembled in the multi-chip package, common yield problems associated with competing technologies can be overcome. Our µZ®-Ball Stack platform can be used for cost-sensitive, high-volume applications, including DRAM modules for high-performance personal computers, workstations and network switches and routers.

Wafer-Level Package Technology Platforms

Our WLP technologies are suitable for a variety of electronics products. The principal application to date is optical sensors, in particular complementary metal oxide semiconductor (“CMOS”) image sensors for camera-equipped mobile phones, charge-coupled device, or CCD area sensors and linear array image sensors. Our WLP technologies include the following platforms:

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

Wafer-Based Optics Technology Platform

With our acquisition of Digital Optics Corporation in 2006, we acquired a wafer-based optics platform with three core areas of expertise.

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

Wafer-based refractive optics.    Refractive optical elements are lenses that bend light through refraction. Instead of conventional fabrication processes in which lenses are fabricated either through grinding individual elements or a molding process in which single or small numbers of elements with each cycle of a machine, Digital Optics Corporation’s wafer based refractive optics are made on 4 inch or 6 inch wafers where thousands of lenses are simultaneously formed on the surface. Refractive lenses are formed on both the front and back surface with submicron precision. We have several methods of manufacturing, including direct etch in to the substrate and replication of the lenses in to a polymer layer located on the wafer surface.

Wafer-based assembly and integration.    Our wafer-based assembly platform is used to bond multiple wafers of optics together to form integrated miniature optical systems such as visible and IR camera systems. All elements needed to implement an optical system are mapped on to surfaces of wafers. Spacer elements, filters and apertures are also fabricated on wafers with the use of processes similar to those used in our refractive and diffractive optics technologies. The wafers are bonded together and then diced to form individual entire optical systems or sub-systems. In addition, we are developing certain technologies that we acquired from Eyesquad GmbH in February 2007 related to auto focus capabilities. We continue to develop the Eyesquad GmbH technologies and believe when completed they will be licensable to manufacturers of miniature cameras, either directly or bundled with our wafer-level optics technology platforms as they become available, such as a wafer level camera.

The following table provides a summary of the key features and applications for each of our technologies and the related platforms that are available for licensing.

	Technology Platform	Key Features	Semiconductor Applications

Chip-Scale Package Technology	µBGA®	• Small • High performance • High reliability	DRAM, Flash, SRAM
	µBGA®-W	• Small • High performance • High reliability • Wire-bond	DRAM, Baseband, µProcessor, RF
	µBGA®-F	• Small • Design flexibility • Low cost • Wire-bond	ASIC, ASSP, DSP, Flash, SRAM

Multi-Chip Package Technology	µZ® Chip Stack	• Vertical stack • Small • Wire-bond • Design flexibility	Flash/SRAM/DRAM stack
	µZ® Fold-Over Stack	• Pre-test • Stacked logic and memory • Enables system-in-a-package • Small • Low profile • 2-4 semiconductor stack • High reliability	Numerous logic /memory configurations
	µZ®-Ball Stack	• Pre-test • Stacked memory • Small • Low profile • 2-8 Semiconductor Stack • High reliability	DRAM, Flash, numerous logic /memory configurations

	Technology Platform	Key Features	Semiconductor Applications

Wafer Level Package Technology	SHELLCASE® OP	• Wafer level	Image sensors
	SHELLCASE® OC	• Wafer level • Internal cavity	Image sensors
	SHELLCASE® CF	• Wafer level • Internal cavity • Thin • COB processing • Cleanliness Free	Image sensors MEMS, Hermetic Packaging for DLP
	SHELLCASE® RT	• Wafer level • Internal cavity • Thin	Image sensors MEMS

Wafer Based Optics Technology	Diffractive Optics	• Wafer level • Color Correction	Image sensors
	Refractive Optics	• Wafer level • Small Size • Spherical or Highly Aspheric	Image sensors
	Assembly and Integration	• Wafer level • Internal cavity • Thin	Image sensors

Consumer Optics Technology	OptiML™ WLC	• Improved image quality • Supply by tier-1 lens makers	Image sensors Lens manufacturers Camera module manufacturers

Smart Optics Technology	OptiML™ Focus	• Improved image quality • Auto-Focus without moving parts • Supply by tier-1 lens makers • Suitable for low light image taking	Image sensors Lens manufacturers Application specific processors

Our Services

We provide our customers and partners with engineering, assembly and infrastructure services that we believe accelerate the adoption of our technology for a broad range of cost-sensitive, high-volume applications. We provide engineering services to semiconductor makers and assemblers, system manufacturers, electronic manufacturing service companies, communication equipment providers, semiconductor equipment manufacturers, and government agencies and their contractors to enable the development of new packaging technologies. In packaging and interconnect, most of our service revenues are derived from government-related engineering services, and enable the development of new packaging technologies and system-level integration expertise.

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

Reporting Segments

We have two reportable segments: Intellectual Property and Product and Service. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

Our Intellectual Property segment is primarily composed of our Licensing Business and our Emerging Markets and Technologies Group. Our Licensing Business is focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and imaging and micro-optics technologies for the consumer optics industry. Key functions of this division include licensing, intellectual property management and marketing. Our Emerging Markets and Technologies Group focuses on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials. The Emerging Markets and Technologies Group is also focused on long-term growth opportunities through new partnerships, ventures and acquisitions of complementary technology.

Our Product and Service segment is composed of our Product Division, where small form factor micro-optics are sold to the consumer optics industry from our wafer-based optics technology which utilizes semiconductor processes and equipment, and our Service Division, which performs key research and development and drives our production development services revenues. This segment addresses the challenges of electronic products miniaturization from a system perspective and wafer-level optics, through the use of consumer optics technologies, the dense interconnection of components, and extensive use of three-dimensional packaging technologies.

Our segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below in Part II, Item 7—Management’s Discussion and Analysis of Financial

Condition and Results of Operations and in Note 15 of the Notes to Financial Statements is presented in accordance with the Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosure about Segments of an Enterprise and Related Information. We do not present financial data to our management for each of our divisions and our management does not evaluate each division separately from our segments when measuring the operating performance of our business.

Customers

Our technology is currently licensed to more than 60 companies. All of our revenues are denominated in U.S. dollars. For the years ended December 31, 2007, 2006 and 2005, sales to two customers each accounted for over 10% of revenue, respectively. The following table sets forth sales to customers comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2007	2006		2005
Customer A	12%	*	%	*	%
Customer B	11	21		—
Customer C	*	15		—
Customer D	*	*		20
Customer E	*	*		17

*	denotes sales comprising less than 10% of total revenues.

A significant portion of our revenues are derived from licensees headquartered outside of the United States, principally in Asia and Europe, and we expect these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic regions of the headquarters of our customers and the percentage of revenues derived from each region for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
Asia	56%	32%	57%
USA	23%	36%	43%
Europe	21%	32%	—%

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

Most of our long-lived assets are located in the United States. In January 2008, we completed the acquisition of FotoNation, which included office and research and development facilities in Romania and Ireland. In February 2007, we completed the acquisition of Eyesquad GmbH, which included intellectual property that is held in Germany and a research and development facility in Israel. In December 2005 we completed the acquisition of certain assets of Shellcase, Ltd., which included a research and development facility in Israel and intellectual property that is owned by our subsidiary in Hungary.

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

Our research and development employees work closely with our sales and marketing employees, as well as our customers and partners, to bring new products incorporating our technology to market in a timely, high quality and cost-efficient manner. We also work closely with material and equipment infrastructure providers to identify new technologies and improve existing technologies for use in the assembly and manufacture of semiconductor packages that incorporate our technology. Research, development and other related costs were approximately $37.5 million in 2007, $20.1 million in 2006 and $7.5 million in 2005.

Our service contracts involve research and development for commercial entities and government agencies. For example, some of our development activities for the µZ® Fold-Over Stack package and µZ®-Ball Stack package technologies were partially funded through government and commercial service contracts, which provided for improvements and enhancements to our fundamental designs. Our government contracts include terms required by the government that are not customary in commercial contracts, including a right of the government to terminate the contract at any time for convenience of the government. See Item 1A—Risk Factors, below, for a description of other risks involving government contracts.

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

Intellectual Property

We license most of our CSP and MCP technology under TCC licenses, which grant a worldwide royalty-bearing right under the licensed patent claims to assemble, use and sell certain CSPs and MCPs. Most semiconductor material suppliers are licensed under our TCMT license, which requires these licensees to pay us a license fee, but not royalties.

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

As of February 25, 2008, our intellectual property portfolio included 533 issued U.S. patents and 235 issued international patents. In addition, we have 416 domestic and 306 international patent applications. Our patents have expiration dates ranging from January 25, 2009 to January 7, 2028. In 2007, 98 additional U.S. standard or provisional patent applications were filed, along with 31 additional international patent applications. We continually file new patent applications for new developments in our technology.

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

Employees

As of February 24, 2008, we had 381 employees, with 39 in sales, marketing and licensing, 258 in research and development (including employees who perform engineering, assembly and infrastructure services under our service agreements with third parties) and 84 in finance and administration. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements other than certain ordinary course agreements of an employers’ collective which may bind our Israeli subsidiaries under Israel law. We consider our relations with our employees to be good.

Available Information

Our Internet address is www.tessera.com. We make available on our internet website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not incorporated into this or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock.

Any invalidation or limitation of our key patents could significantly harm our business.

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. If any of these key patents are invalidated, or if a court or an administrative body such as the United States Patent and Trademark Office (“PTO”) limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license and royalties fees could significantly harm our business. As discussed below and in Part I, Item 3—Legal Proceedings, we are currently involved in litigation and administrative proceedings involving some of our key patents. Any adverse rulings relating to the infringement, validity or enforceability of these key patents could significantly harm our business and the trading price of our common stock.

As further described in Part I, Item 3—Legal Proceedings, the PTO recently issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in certain of our key patents. We are currently asserting these key patents and patent claims in certain of our ongoing litigation and administrative proceedings. Although we will have the opportunity to respond to the PTO’s actions in regard to each of these patents and to appeal any adverse rulings by the PTO to the federal court system, if the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the key patents that are subject to reexamination are canceled, our business may be significantly harmed. On February 22, 2008, the respondents in one of our ITC investigations filed a renewed motion to stay the ITC action pending completion of reexamination proceedings relating to the patents at issue. On February 26, 2008, the action was stayed in view of the pending reexamination proceedings relating to these patents. Although we intend to seek review of the adverse ruling staying the action with the ITC, we cannot assure you that we will be able to obtain a favorable result. Our failure to obtain a favorable result in review of the adverse ruling will significantly delay the resolution of this ITC investigation, potentially beyond the expiration date of the asserted patents, and could in turn delay the resolution of certain of our other legal proceedings. In addition, counterparties to our other litigation and administrative proceedings may seek and obtain motions to stay these proceedings based upon rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

We are currently involved in litigation and administrative proceedings involving some of our key patents.

As more fully described in Part I, Item 3—Legal Proceedings, we are currently involved in litigation involving some of our key patents in the United States. These legal actions challenge the validity, scope, enforceability and ownership of certain key patents that we license to generate the substantial portion of our revenues. In addition, reexamination requests have been filed against us in the PTO with respect to certain key patent claims at issue in one or more of our litigation and arbitration proceedings, and oppositions have been filed against us with respect to key patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave the patent in its present form, narrow the scope of the patent or cancel all of the claims of the patent. Some of our key patent claims subject to reexamination requests have been rejected in outstanding PTO Official Actions, as further described in the above risk factor and in Part I, Item 3—Legal Proceedings.

Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and could also result in the diversion of our management’s time and attention away from our other business operations, which could significantly harm our business. Moreover, our enforcement proceedings historically have been protracted and complex and we have experienced significant delays in certain of these proceedings. There are myriad procedural and substantive motions in these proceedings, and we cannot predict the outcome of any of these motions, nor can we expect to prevail in all such motions. The complexity of our litigations, their disproportionate importance to our business compared to other companies, the propensity for delay in patent litigations, and the potential for losing particular motions as well as the overall litigations all could cause significant volatility in our stock price and ultimately could materially adversely affect our business and consolidated financial position, results of operations or cash flows.

We cannot predict the outcome of any of these proceedings. In the event that there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our key patents, we could be prevented from enforcing or earning future revenues from our key patents, and our licensing program would be materially adversely impacted. The occurrence of any of these events could significantly harm our business and consolidated financial position, results of operations or cash flows.

We are currently, and may in the future be involved in material litigation with our licensees, potential licensees or strategic partners, which could harm our business.

Our current legal actions, as described above in Part I, Item 3—Legal Proceedings, are examples of significant disputes and litigation that impact our business. These legal actions and any similar dispute in the future could cause an existing licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the licensee or strategic partner. Any litigation stemming from such a dispute could be very expensive and may reduce or eliminate our profits. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation. We are not able to predict the outcome of any of these legal actions and an adverse decision in any of these legal actions could significantly harm our business and financial condition. Moreover, even if we settle our legal actions, significant contingencies will exist to their final resolution, including our receipt of any payments owed and the dismissal of the legal action by the relevant court, none of which are completely within our control.

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

In the past we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We currently are involved in litigation regarding our intellectual property rights, as described above in Part I, Item 3—Legal Proceedings and we expect to be involved in similar litigation in the future. Litigation is inherently uncertain and any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our business, financial position, results of operations or cash flows. Whether or not determined in our favor or settled by us, litigation is costly and diverts our managerial, technical, legal and financial resources from our business operations.

The costs associated with the legal proceedings in which we are involved can be substantial and specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.

As described above in Part I, Item 3—Legal Proceedings, we are currently involved in legal proceedings against a number of different companies. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional companies at any time, which would increase our aggregate litigation costs and could adversely affect our financial position, results of operations or cash flows.

Our revenues may suffer if we cannot continue to license or enforce our intellectual property rights or if third parties assert that we violate their intellectual property rights.

We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in our technology. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our technology adequately against unauthorized third-party use, which could adversely affect our business. Third parties also may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations to us. If we cannot or do not license the infringed intellectual property at all or on reasonable terms, or substitute similar technology from another source, our business, financial position, results of operations or cash flows could suffer.

If the U.S. patent laws and regulations are changed, we could be adversely impacted.

Tessera relies on the uniform and historically consistent application of United States patent laws and regulations. Changes to these laws and regulations may occur as a result of decisions and actions of Congress, the PTO, and the courts, including the U.S. Supreme Court. Some of these changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or a payment of royalties. Any such changes could have a deleterious affect on our licensing program and, therefore, the royalties we earn.

Certain disputes regarding our intellectual property may require us to indemnify certain licensees, the cost of which could adversely affect our business operations and financial condition.

While we generally do not indemnify our licensees, some of our license agreements in consumer optics provide limited indemnities for certain actions brought by third parties against our licensees, and some require us to provide technical support and information to a licensee that is involved in litigation for using our technology. We expect to agree to provide similar indemnity or support obligations to future licensees. Our indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee’s development, marketing and sales of licensed consumer optics products could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and consolidated financial position, results of operations or cash flows.

We could experience losses due to product liability claims.

We sell products and provide services that may subject us to product liability claims in the future. Although we carry liability insurance in amounts that we believe are appropriate, product liability claims can be costly and any future product liability claim made against us may exceed the coverage limits of our insurance policies, be excluded form coverage under the terms of our policies or cause us to record a self-insured loss. A product liability claim in excess of our insurance policies could have a material adverse effect on our business, financial condition and results of operations. Even if a product liability loss is covered by our insurance policies, such policies contain substantial retentions and deductibles that we would be required to pay. Our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all. The payment of retentions or deductibles for a significant amount of claims could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

We earn a significant amount of our revenues from a limited number of customers. For the year ended December 31, 2007, there were two customers that each accounted for 10% or more of total revenue. For the year ended December 31, 2006, revenues from two customers each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers or if our revenues from them decline, our revenues may decrease substantially.

Volume pricing incentives in our TCC licenses with two DRAM manufacturers may slow our DRAM royalty growth.

In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due us under their respective TCC licenses based on several factors, including volumes. The effect of the volume pricing adjustments may be to cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may be to cause, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year, some quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment.

Future changes in, or interpretations of, financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and expense fluctuations and affect our reported results of operations.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Part IV, Item 15—Exhibits and Financial Schedules, below.

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

Our financial and operating results may vary, which may cause the price of our common stock to decline.

We currently provide guidance on revenue, expenses and cash taxes on a quarterly. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this report and the following:

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

It is difficult to predict when we will enter into license agreements. The time it takes to establish a new licensing arrangement can be lengthy. Delays or deferrals in the execution of license agreements may also increase as we develop new technologies. Because we generally recognize a significant portion of license fee revenues in the quarter that the license is signed, the timing of signing license agreements may significantly impact our quarterly or annual operating results. Under our typical license agreements, we also receive ongoing royalty payments, and these payments may fluctuate significantly from period to period based on manufacture or sales of products incorporating our licensed technology. We expect to continue to expand our business rapidly, which will require us to increase our operating expenses. We may not be able to increase revenues in an amount sufficient to offset these increased expenditures, which may lead to a loss for a quarterly period.

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

Despite our concerted effort to minimize risk to our corporate information systems and to reduce the effect of unscheduled interruptions to the Company through implementation of Business Continuity Plans, our Company may still be exposed to interruptions due to natural disasters, terrorism or acts of war which are beyond our control. Disruptions to these systems could also interrupt operational processes and adversely impact our ability to provide services and support to our customers and fulfill contractual obligations. As a result, the results of our financial position, results of operations or cash flows could be adversely affected.

We have a royalty-based business model, which is inherently risky.

Our long-term success depends on future royalties paid to us by licensees. Royalty payments under our TCC licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology. We also have royalty arrangements for TCC and other technologies in which royalties are paid based upon a percent of the net sales price or in which royalties are paid on a per package basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption and incorporation of our technology by semiconductor manufacturers and assemblers;

•	the extent to which large equipment vendors and materials providers develop and supply tools and materials to enable manufacturing using our packaging technology;

•	the demand for products incorporating semiconductors that use our licensed technology;

•	the cyclicality of supply and demand for products using our licensed technology; and

•	the impact of economic downturns

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

We make significant investments in new products and services that may not be profitable or could limit our revenue growth.

We have made and will continue to make significant investments in research, development, and marketing for new technologies, products and services, including wafer level packaging, wafer level camera and other image quality enhancement technologies, and MicroPILR. Investments in new technology are speculative. Commercial success depends on many factors including innovativeness, delays or shortages of materials and equipment, and effective licensing. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Competing technologies may harm our business.

We expect that our technologies will continue to compete with technologies of internal design groups of semiconductor manufacturers and assemblers. These internal design groups create their own packaging solutions, and have direct access to their company’s technical information and technology roadmaps, and have capacity, cost and technical advantages over us. If these internal design groups design around our patents, they may not need to license our technology. These groups may design package technology that is less expensive to implement than ours or provides products with higher performance or additional features. Many of these groups have substantially greater resources, financial or otherwise, than us and lower cost structures, and the inherent advantage of internal access to corporate strategies. As a result, they may be able to bring alternative package technologies solutions to market more easily and quickly. For instance, certain flip chip technologies are being used by large semiconductor manufacturers and assemblers for a variety of semiconductors, including processors and memory. Another example of a competitive technology is the small format lead frame packages that are also gaining popularity. The companies using these technologies are utilizing their current lead frame infrastructure to achieve cost-effective results. Wafer-level packaging is an emerging competitive technology that could also erode chip-scale packaging market share as the technology and infrastructure matures. Other examples of competitive technologies are the chip-on-board technique to package image sensors and the system-in-package technology that can integrate multiple die without chip-scale packaging.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through January 7, 2028. We need to develop and patent successful innovations before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

If we do not successfully license the technologies we acquire, our competitive position could be harmed and our operating results adversely affected.

We also attempt to expand our licensable technology portfolio and technical expertise by acquiring technology or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technology to others. However, we may not be able to acquire or obtain rights to licensable technology in a timely manner or upon commercially reasonable terms. Even if we do acquire such rights, some of the technologies we invest in may be commercially unproven and may not be adopted or accepted by the industry. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future packaging needs of the semiconductor, consumer and communication electronics industries. Our failure to acquire new technologies that are commercially viable in the semiconductor, consumer and communication electronics industries could significantly harm our business, financial position, results of operations or cash flows.

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

We currently have one license agreement that automatically converts to a fully paid-up license after the expiration of its current term on December 31, 2013, provided that the licensee (Texas Instruments) complies with all terms and conditions of the license agreement up through its expiration. We also have certain other license agreements that each provide the licensee with the option to extend the current term of their agreement for an additional five years with royalty payments throughout the expiration of the extended term, whereupon such a license automatically converts to a fully paid-up license after the expiration of its extended term. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of our relevant intellectual property under the terms of the license agreements, even if relevant patents are still in effect. A significant conversion of our license agreements to fully paid-up licenses could materially harm our results of operations following such conversion.

Our licensing cycle is lengthy and costly, and our marketing and sales efforts may be unsuccessful.

We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and, in the case of our TCC licenses, establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can range from six to 18 months or longer. As such, we may incur significant losses in any particular period before any associated revenues stream begins.

We employ intensive marketing and sales efforts to educate materials suppliers, equipment vendors, licensees, potential licensees and original equipment manufacturers about the benefits of our technologies. In addition, even if these companies adopt our technologies, they must devote significant resources to integrate fully our technologies into their operations. If our marketing and sales efforts are unsuccessful, then we will not be able to achieve widespread acceptance of our packaging technology. In addition, ongoing litigation could impact our ability to gain new licensees.

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

The international nature of our business exposes us to financial and regulatory risks, and we may have difficulty protecting our intellectual property in some foreign countries.

We derive a significant portion of our revenues from licensees headquartered outside of the United States, and a growing portion of our operations are also outside the United States. International operations are subject to a number of risks, including the following:

•

Fluctuations in exchange rates between the U. S. dollar and foreign currencies as our revenues are denominated in principally in U. S. dollars and a portion of our costs are based in non U. S. dollars;

•	Changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment;

•	International terrorism and anti-American sentiment, particularly in the emerging markets;

•	Laws and business practices favoring local companies;

•

Withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties; and

•	Less effective protection of intellectual property than is afforded to us in the U. S. or other developed countries.

Our intellectual property is also used in a large number of foreign countries. There are many countries, such as India, in which we currently have no issued patents. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. We expect this to become a greater problem for us as our licensees increase their manufacturing in countries which provide less protection for intellectual property. Our inability to enforce our intellectual property rights in some countries may harm our business, financial position, results of operations or cash flows.

Our services business may subject us to specific costs and risks that we may fail to manage adequately, which could harm our business.

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

Under our services contracts we are required to perform certain services, in some cases including delivering designs and prototypes. If we fail to deliver as required under our service contracts, we could lose revenues and become subject to liability for breach of contract.

We provide certain services at below cost in an effort to increase the speed and breadth with which the semiconductor industry adopts our technologies. For example, we provide modeling, manufacturing process training, equipment and materials characterization and other services to assist licensees in designing, implementing, upgrading and maintaining their packaging assembly line. We frequently provide these services as a form of training to introduce new licensees to our technology and existing clients to new technologies, with the aim that these services will help us to generate revenues in the future. We need to monitor these services adequately in order to ensure that we do not incur significant expenses without generating corresponding revenues. Our failure to monitor these services or our design and prototype services adequately may harm our business, financial position, results of operations or cash flows.

Because our services sometimes involve the delivery of package designs and prototypes, we may be subject to claims that we infringed or induced the infringement of patents and other intellectual property rights belonging to others. If such a claim were made, we may have to take a license or stop manufacturing the accused packages, which could cause our services revenues to decrease. If we choose not to take a license, we may be sued for infringement, and may incur significant litigation costs in defending against the lawsuit. If we are found to infringe the intellectual property rights of others, we may have to pay damages and could be subject to an injunction preventing us from continuing to provide the services. Any of these outcomes could harm our business, financial position, results of operations or cash flows.

We intend to continue to expand our operations, which may strain our resources and increase our operating expenses.

We plan to continue the expansion of our operations, domestically and internationally, and may continue to do so through both internal growth and acquisitions. We expect that this expansion will strain our systems and operational and financial controls. In addition, we are likely to incur higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we do fail to do so, our growth would be limited. Our officers have limited experience in managing large or rapidly growing businesses through acquisitions. Further, our officers have limited experience managing companies through acquisitions and technological changes.

We have made and may continue to make acquisitions which could divert management’s attention, cause ownership dilution to our stockholders, be difficult to integrate and adversely affect our financial results.

We have made several acquisitions, and it is our current plan to continue to acquire companies and technologies that we believe are strategic to our future business. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Our plans to integrate and expand upon research and development programs and technologies initiated at each of our operating locations, including image sensor packaging from our operation in Jerusalem, Israel, wafer level optics and camera technology from our operation in Charlotte, North Carolina, image enhancement technology for digital auto focus and optical zoom from our operation in Tel Aviv, Israel, and microelectronics packaging and system integration from our operation in San Jose, California, may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

There are numerous risks with our recent acquisitions of Eyesquad GmbH, Digital Optics Corporation and FotoNation, Inc. and of certain assets from Shellcase, Ltd. and North Corporation.

In February 2008, we completed our acquisition of FotoNation, Inc., a company headquartered in Burlingame, California. In February 2007, we acquired Eyesquad GmbH, a company based in Munich, Germany and certain assets from North Corporation, a company based in Yokohama, Japan. In July 2006, we completed our acquisition of Digital Optics Corporation, a company based in Charlotte, North Carolina. In December 2005, we completed our acquisition of certain equipment, intellectual property and other intangible assets from Shellcase, Ltd., a company based in Israel. These acquisitions are subject to a number of risks, including the following:

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

•	The integration of Eyesquad GmbH, Digital Optics Corporation, FotoNation, Inc. and of the Shellcase, Ltd. and the North Corporation assets and personnel will be a time consuming and expensive process that may disrupt our operations if it is not completed in a timely and efficient manner. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits from any of these acquisitions.

•

We have incurred substantial direct transaction costs as a result of these acquisitions and anticipate incurring substantial additional costs to support the integration of Eyesquad GmbH, Digital Optics Corporation, FotoNation, Inc. and the assets of Shellcase, Ltd. and North Corporation. The total cost of the integration may exceed our expectations.

•

Sales of the acquired businesses may be subject to different accounting treatment than our existing businesses, especially related to the recognition of revenue. This may lead to potential deferral of revenue due to new multiple-element revenue arrangements.

The way we integrate acquired company technology into our products may not be accepted by customers.

We have devoted, and expect to continue to devote, considerable time and resources to acquiring and integrating new technologies, such as the technologies acquired from Eyesquad GmbH, Digital Optics Corporation, Shellcase, Ltd., North Corporation and FotoNation, into our products. However, if customers do not accept the way we have integrated this technology, they may adopt competing solutions. In addition, as we introduce new products, we cannot predict with certainty if and when our customers will transition to those new products. If customers fail to accept new or upgraded products incorporating our technologies, our financial position, results of operations or cash flows could be adversely impacted.

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

Many of our senior management personnel and other key employees have become, or will soon become, vested in their initial stock options grants. While we often grant additional stock options to management personnel and other key employees after their hire dates to provide additional incentives to remain employed by us, their initial grants are usually much larger than follow-on grants. Employees may be more likely to leave us after their initial option grant fully vests, especially if the shares underlying the options have significantly appreciated in value relative to the option exercise price. If any members of our senior management team leave the company, our ability to successfully operate our business could be impaired. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees.

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

We use hazardous substances in the manufacturing and testing of prototype products and in the development of our technologies in our research and development laboratories. We are subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. Our past, present or future failure to comply with environmental regulations could result in the imposition of substantial fines on us, suspension of production, and alteration of our manufacturing processes or cessation of operations. Compliance with such regulations could require us to acquire expensive remediation equipment or to incur other substantial expenses. Any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject us to significant liabilities, including joint and several liability under certain statues. The imposition of such liabilities could significantly harm our business, financial position, results of operations or cash flows.

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

Our research and development facilities in Yokohama, Japan and in Jerusalem and Tel Aviv, Israel may be subject to risks that may limit our ability to design, develop, test or market certain technologies, which could in turn have an adverse effect on our results of operations and financial condition, including:

•	security concerns, including crime, political instability, terrorist activity, armed conflict and civil or military unrest;

•	local business and cultural factors that differ from our normal standards and practices in the United States;

•	regulatory requirements and prohibitions that differ between jurisdictions;

•	differing employment practices and labor issues;

•	limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers; and

•	natural disasters.

We recently conducted our annual evaluation of our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002, but we cannot ensure that these practices will satisfy future audits.

We have performed the system and process evaluation and testing required for compliance with the management certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While we have implemented the requirements relating to internal controls over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our future evaluations or as to the results of the evaluations. Additionally, there are no assurances that we will be able to continue to comply with the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion in any given period.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules, have created uncertainty for companies. These laws, regulations and standards are often subject to varying interpretations. As a result, their application in practice may evolve as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result of our efforts to comply with evolving laws, regulations and standards, we have increased and will likely continue to increase general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Our efforts to comply with Section 404 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of the effectiveness of our internal controls over financial reporting has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal corporate administrative, sales, marketing and research and development facilities are located in San Jose, California, and are held under an operating lease. In July 2006, we acquired a research and development and manufacturing facility in Charlotte, North Carolina, which we own. We also have research and development facilities in Yokohama, Japan and in Israel, Ireland and Romania that are held under operating leases. All reporting segments utilize these facilities. We believe our existing facilities are suitable and adequate for our current needs.

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

On January 31, 2006, the Company filed a second amended complaint to add claims of breach of contract and/or patent infringement against several new defendants, including Advanced Semiconductor Engineering, Inc., ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V. (“ST NV”), STMicroelectronics, Inc. (“ST Inc.”), STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to the Company’s claims, and some of them have brought related counterclaims alleging that the Tessera patents at issue are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents.

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

On September 12, 2007, the ASE, ChipMOS, Siliconware and STATS defendants (the “subcontractor defendants”) moved for a temporary restraining order and preliminary injunction to bar Tessera from filing suit, or in any manner seeking relief, outside of California against each of the subcontractor defendants, allegedly based on forum selection clauses contained in limited license agreements between Tessera and the subcontractor defendants. On September 21, 2007, Tessera opposed the motion, explaining that Tessera had not filed any action against the subcontractor defendants, and if and when it did, such action would not include any products within the scope of the subcontractor defendants’ limited licenses. The court initially granted a temporary restraining order against Tessera pending an October 23, 2007 hearing of the matter. After the hearing, on November 1, 2007, the court issued an order granting in part and denying in part the preliminary injunction requested by the subcontractor defendants. Pursuant to the order, among other things, Tessera is permitted to file a complaint against the subcontractor defendants in the ITC, or elsewhere, as to products not arguably covered by the subcontractor defendants’ limited license agreements, provided that the subcontractor defendants are given ten days’ notice of the filing and do not take the position that the products subject to the complaint are covered by their licenses. Tessera may not file any action outside of California against licensed products or products that the subcontractor defendants assert are covered by their licenses.

On February 5, 2008, Tessera filed a motion for a declaratory ruling that Tessera complied with the Court’s November 1, 2007 order and may proceed with its proposed action before the ITC against each of the subcontractor defendants. Tessera argued that it has provided notice to the subcontractor defendants of its intention to file a complaint against them in the ITC, in accordance with Judge Wilken’s November 1, 2007 order, but that the subcontractor defendants had failed to take a position as to whether or not the products implicated are covered by their licenses. Tessera sought to confirm its ability to proceed with the filing of its ITC complaint against the subcontractor defendants. On February 19, 2008, Judge Wilken granted Tessera’s motion, permitting Tessera to proceed with the filing of its ITC complaint against the subcontractor defendants.

On December 20, 2007, defendants ST Inc. and ST NV filed a motion for preliminary injunction, arguing that Tessera should be enjoined from proceeding against products of ST Inc., or which are sold from ST Inc. to ST NV, in its pending ITC action against ST NV, based on the license agreement between Tessera and ST Inc. On January 28, 2008, Judge Wilken issued an order denying the ST defendants’ motion for preliminary injunction. On February 7, 2008, the ST defendants filed a renewed motion, seeking essentially the same relief. On February 21, 2008, Judge Wilken denied the ST defendants’ renewed motion.

On January 15, 2008, the Siliconware defendants filed a motion for a temporary restraining order and preliminary injunction, this time relating to Tessera’s pending action in the ITC action against various DRAM companies and related respondents, titled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), Investigation No. 337-TA-630 (the “’630 ITC action”). On January 17, 2008, ChipMOS filed a similar motion. In their motions, Siliconware and ChipMOS argued that pursuant to their respective licenses, Tessera should be barred from proceeding in the ITC as against certain of their customers. Tessera filed oppositions to the motions, and on February 12, 2008, both the Siliconware and ChipMOS motions were denied by Judge Wilken..

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

On May 9, 2007, the tribunal recommended to the International Chamber of Commerce that the hearing be reset for March 31, 2008, and Tessera expects that trial is likely to go forward on or around that recommended date. The fact discovery period in the action is now completed. Tessera has submitted expert reports regarding Amkor’s infringement and damages due from Amkor, and is seeking a substantial monetary recovery from Amkor. Amkor has submitted an expert report contending that Tessera’s patents are invalid. The parties each submitted rebuttal expert reports on December 10, 2007.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

Discovery is proceeding in this case and the Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same, ITC No. 337-TA-605

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

On July 11, 2007, the assigned Administrative Law Judge ordered that the “target date” for completing the ITC investigation be August 21, 2008.

On September 7, 2007, Tessera sought leave to modify the protective order in the action for the purpose of using information obtained during discovery to file a new ITC complaint against STATS ChipPAC, Ltd., ASE, Inc., Siliconware Precision Industries, Ltd., ChipMOS Technologies, Inc., and certain affiliates of those companies (“proposed respondents”). Tessera requested, in the alternative, that it be permitted leave to add the proposed respondents as parties in the existing investigation. On September 12, 2007, the proposed respondents moved to intervene in the investigation for the purpose of opposing Tessera’s motion. Tessera and the ITC staff have opposed the proposed respondents’ request. On January 2, 2008, Judge Essex ruled that Tessera would be permitted to use information obtained during discovery to file a new ITC complaint against the proposed respondents. On January 30, 2008, ASE, Inc. and STATS ChipPAC, Ltd. again moved to intervene in the action, for the purpose of consolidating Tessera’s yet-to-be filed ITC action against the proposed respondents with the current action, and extending the hearing date. Tessera has opposed this motion. The ITC has not yet ruled on the motion.

On September 12, 2007, the proposed respondents filed a motion with Judge Wilken in the Northern District of California requesting the court to enjoin Tessera from moving forward against them in the ITC on the basis of the forum selection clauses in their respective Tessera license agreements. As discussed in more detail above under Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) , Judge Wilken has ruled that Tessera may proceed in the ITC against these proposed respondents, provided that, among other things, the products implicated in the ITC complaint are not products asserted by the proposed respondents to be covered by their licenses. Any disputes involving products the proposed respondents assert are covered by their licenses would need to be resolved, at least in the first instance, in the Northern District of California.

On September 19, 2007, the ITC issued an order setting key dates for the investigation, including for the ITC hearing which was scheduled to run from February 25, 2008 to February 29, 2008. On October 17, 2007, the investigation was assigned to Administrative Law Judge Theodore Essex. The deadline for fact and expert discovery in the action has passed.

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera opposed the motion on June 21, 2007, but initially there was no ruling from the ITC. On February 22, 2008, the respondents filed a renewed motion to stay the ITC action pending completion of reexamination proceedings relating to the patents at issue, in view of actions by the PTO regarding the reexamination of these patents describe below in Reexamination Proceedings. An initial hearing of the matter was held on February 25, 2008, and Tessera further opposed the motion in writing on that date. On February 26, 2008, Judge Essex ruled that the action would be stayed in view of the pending reexamination proceedings relating to the patents at issue. Tessera is permitted to seek review of Judge Essex’s ruling staying the action with the ITC, and intends to do so.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint, and have filed a motion to stay the district court action pending completion of the concurrent ITC proceedings. The parties have agreed that the case will be temporarily stayed pending a ruling regarding the motion to stay the ITC investigation titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630

On December 7, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on January 3, 2008. The respondents are A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology

Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., Twinmos Technologies, Inc., and Twinmos Technologies USA Inc. The ITC will, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

The action had been assigned to Administrative Law Judge Bullock. On January 14, 2008, Judge Bullock issued a protective order in the action, and ground rules setting case procedures. On January 23, 2008, Judge Bullock issued an order setting the target date for completion of the investigation at April 14, 2009. On February 27, 2008, Judge Bullock ordered the trial date to be set for September 22, 2008.

With the exception of the TwinMOS respondents, all of the respondents have answered Tessera’s Complaint. On February 19, 2008, Tessera moved for an order to show cause why the TwinMOS respondents should not be found in default. Tessera is awaiting Judge Bullock’s decision regarding the motion.

Discovery in the action is underway. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:07-cv-534 (E.D. Tex.)

On December 7, 2007, the Company filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., Twinmos Technologies, Inc., and Twinmos Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

The defendants have not yet answered Tessera’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, have filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution of the ‘630 ITC action. Tessera has not opposed the motions to stay. Tessera has filed a motion seeking to find the TwinMOS Technologies USA Inc. in default. On February 25, 2008, the district court granted the defendants’ motion to stay the action.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

In the inter partes reexaminations, on February 15, 2008, the PTO issued a second Official Action maintaining the rejections of 25 of the 66 claims in the ‘893 patent, and also maintaining the affirmance of two of the claims as patentable. On February 19, 2008, the PTO issued a second Office Action maintaining the rejections in the ‘419 patent, rejecting 23 of 29 claims of the patent. Tessera will have the opportunity to respond to the PTO’s second actions in regard to each patent.

In the ex parte reexaminations, on February 12, 2008, the PTO issued decisions merging the three reexaminations of the ‘977 patent and also merging the two reexaminations of the ‘627 patent. A first Official Action was issued by the PTO on February 21, 2008 in the reexamination of the ‘326 patent, rejecting 14 of 29 claims of that patent. A first Official Action was mailed February 22, 2008 in the reexamination of the ‘666 patent, which rejected 5 of 25 claims in that patent. Tessera will have an opportunity to respond to the first Official Action regarding each of the ‘326 and ‘666 patents in the normal course of the reexaminations.

The patents that are subject to these reexamination proceedings are some of the key patents in Tessera’s portfolio, and claims that have been rejected in the current office actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described above, in which the patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and August 7, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. The EPO continues to consider STM’s opposition of the EP672 Patent. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded publicly on the Nasdaq Stock Market under the symbol “TSRA.” The price range per share is the highest and lowest bid prices, as reported by the National Association of Security Dealers, Inc., on any trading day during the respective quarter.

	High	Low
Fiscal Year Ended December 31, 2007
First Quarter (ended April 1, 2007)	$43.38	$37.79
Second Quarter (ended July 1, 2007)	$45.88	$40.50
Third Quarter (ended September 30, 2007)	$41.59	$32.79
Fourth Quarter (ended December 31, 2007)	$42.92	$36.53

	High	Low
Fiscal Year Ended December 31, 2006
First Quarter (ended March 31, 2006)	$34.83	$26.64
Second Quarter (ended June 30, 2006)	$34.95	$25.83
Third Quarter (ended September 30, 2006)	$35.19	$24.96
Fourth Quarter (ended December 31, 2006)	$41.27	$33.36

As of February 25, 2008 there were outstanding 48,794,037 shares of common stock held by 42 stockholders of record. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

The information under the caption, “Equity Compensation Plan Information” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2008 is incorporated herein by reference.

On August 24, 2007, the Company announced a plan authorized by the Board of Directors to purchase up to $100 million of its common stock in the open market or through private transactions. No purchases were made during the quarter ended December 31, 2007 under this plan. No expiration date has been specified for this plan. During fiscal 2007, a total of 15,000 shares of common stock were repurchased at a total price of $544,000 under the terms of our repurchase program. As of December 31, 2007, the total amount available for repurchase was $99.5 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

PERFORMANCE GRAPH

The following graphic representation shows a comparison of total stockholder return for holders of our common stock from November 13, 2003, the date of our initial public offering, through December 31, 2007, compared with The Nasdaq Stock Market (U.S.) Index and the Philadelphia Stock Exchange Semiconductor Index. This graphic comparison is presented pursuant to the rules of the Securities and Exchange Commission.

	11/03	12/03	12/04	12/05	12/06	12/07
Tessera Technologies, Inc.	$100.00	$101.68	$201.15	$139.73	$218.05	$224.86
NASDAQ Composite	$100.00	$104.45	$114.09	$117.43	$133.53	$142.17
Philadelphia Semiconductor	$100.00	$98.25	$79.60	$90.49	$83.92	$87.53

*	$100 invested on November 13, 2003 in our common stock, the Philadelphia Stock Exchange Semiconductor Index and the Nasdaq Stock Market, including reinvestment of dividends. Fiscal year ending December 31, 2007.

This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of Tessera under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

The consolidated statement of operations data for the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005 and the consolidated balance sheet data as of December 31, 2007 and December 31, 2006 are derived from our audited consolidated financial statements appearing elsewhere in this annual report. The consolidated statement of operations data for the fiscal year ended December 31, 2004 and December 31, 2003 and the consolidated balance sheet data as of December 31, 2005, December 31, 2004 and December 31, 2003 are derived from our audited consolidated financial statements that are not included in this annual report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2007	2006(5)	2005	2004	2003
	(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
Royalty and license fees	$158,878	$99,606	$56,930	$39,624	$25,393
Past production payments (1)	2,167	83,132	21,269	19,998	3,169
Product and service revenues	34,643	25,988	16,501	13,114	8,759

Total Revenues	195,688	208,726	94,700	72,736	37,321

Operating expenses:
Cost of revenues	17,708	19,359	13,313	9,613	6,735
Research, development and other related costs	37,526	20,063	7,453	7,163	8,058
Selling, general and administrative	74,314	70,309	28,361	20,319	11,742

Total operating expenses	129,548	109,731	49,127	37,095	26,535

Operating income	66,140	98,995	45,573	35,641	10,786
Interest and other income, net	11,941	6,499	3,555	828	195

Income before taxes	78,081	105,494	49,128	36,469	10,981
Provision (benefit) for income taxes	32,943	44,143	17,679	(22,594)	1,626

Net income	$45,138	$61,351	$31,449	$59,063	$9,355
Cumulative preferred stock dividends in arrears (2)	$—	$—	$—	$—	$(6,187)

Net income attributable to common stockholders	$45,138	$61,351	$31,449	$59,063	$3,168

Net income per common share—basic (3)	$0.95	$1.33	$0.71	$1.47	$0.28

Net income per common share—diluted (3)	$0.93	$1.27	$0.66	$1.27	$0.22

Weighted average number of shares used in per share calculation—basic (3)	47,566	46,102	44,003	40,077	11,141
Weighted average number of shares used in per share calculation—diluted (3)	48,637	48,385	47,733	46,622	41,653

	Fiscal Year Ended December 31,
	2007	2006(5)	2005	2004	2003
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$289,724	$194,076	$127,594	$108,339	$64,379
Total assets (4)	444,436	321,288	190,127	139,682	70,081
Long-term liabilities	7,747	—	—	—	—
Deferred stock-based compensation	—	—	(2,245)	(414)	(153)
Total stockholders’ equity	418,324	305,855	179,958	134,976	65,989

(1)	Past production payments consist of a portion of the payments received through license negotiations or the resolution of patent disputes, insofar as such payments include amounts for royalties related to previous periods, or resolution of royalties under payments discovered during compliance audits.

(2)	All outstanding shares of preferred stock were converted into shares of common stock in connection with our initial public offering.

(3)	See Note 9 of the Notes to Consolidated Financial Statements in this annual report for an explanation of the methods used to determine the number of shares used to compute per share amounts.

(4)	Total assets increased as of December 31, 2007, 2006 and 2005 primarily due to goodwill and intangible assets arising from the acquisitions of Eyesquad in fiscal 2007, Digital Optics Corporation in fiscal 2006 and Shellcase in fiscal 2005. See Note 7 of the Notes to Consolidated Financial Statements for additional information on our acquisitions.

(5)	The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which resulted in a change in the method of accounting for stock-based compensation, effective January 1, 2006. See Note 11 of the Notes to Consolidated Financial Statements for additional information on stock-based compensation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion (presented in thousands) should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

Tessera is a developer and licensor of miniaturization technologies for the electronics industry and of micro-optics technologies for the consumer optics industries. The Company provides a broad range of advanced packaging, interconnect, and consumer optics technologies which are widely adopted in high-growth markets including consumer, computing, communications, medical and defense electronics. We enable improvements in the size, performance and cost of our customers’ products by applying our expertise in the electrical, thermal and mechanical properties of semiconductor materials, and in the design and manufacturing of micro-optics. Micro-optics technologies include proprietary lens design and algorithms that enhance image quality for applications such as custom depth of focus. Our intellectual property includes approximately 1,500 domestic and internationally issued patents and patent applications, covering a broad range of advanced semiconductor packaging, substrate, interconnect and micro-optics technology. We license our chip packaging technology to our customers on a worldwide basis, enabling them to produce semiconductor chips that are smaller and faster, and that incorporate more features. These semiconductors are utilized in a broad range of electronics products, including digital audio players, digital cameras, personal computers, personal digital assistants (“PDAs”), video game consoles and mobile phones. In addition, by using our technology, we believe that our customers are also able to reduce the time to market, and the development costs of their semiconductors.

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

We have a significant consumer optics technology portfolio that includes image sensor packaging, wafer-level camera manufacturing technology, camera assembly technology and technology for custom depth of focus. In January 2008, we acquired FotoNation, a privately-owned business that develops embedded solutions to improve image quality and enhance, extend, and simplify camera functionality. Principal technologies include red-eye correction, face tracking, smile and blink detection as well as other patented technologies. We plan to take this technology portfolio and use it to drive differentiation in our consumer optics business aimed principally at the mobile device market. According to market research firm Prismark, the market for consumer electronic devices that contain cameras, including mobile phones, notebook computers, security systems and automotive electronics, will increase to approximately 2.25 billion units in 2011 from 1.14 billion units in 2006. We believe that we are well-positioned to take advantage of this expected significant growth in consumer optics. We have an ongoing effort to develop and license optical technologies for the mobile phone market. This market is growing rapidly, with nearly 1.0 billion cameras expected to be incorporated in mobile phones in 2010.

The SHELLCASE solution is a high-yield, highly reliable manufacturing solution for image sensors used in next-generation mobile devices including mobile phones and PDAs. The technology enables very low profile camera modules, providing OEMs with greater design flexibility and an innovative tool in the development of thinner mobile devices. Tessera’s OptiML Wafer-Level Camera (“WLC”) is a wafer-level camera technology designed to significantly advance the integration of miniaturized cameras in mobile phones, personal computers, security cameras, and other electronics. Tessera’s OptiML™ WLC technology makes it possible for cameras to be manufactured at the wafer level, drastically reducing the size and total bill of material cost of camera modules. As a result of these and other significant benefits, Tessera is providing the electronics industry a powerful tool for integrating cameras into a wider range of electronic products. Our patented OptiML Focus solution enables high quality image taking where the image is brought into focus automatically and simultaneously. The OptiML Focus solution is based on our revolutionary micro-imaging technology that combines lens design with light digital algorithms that together result in an image which is always in focus. Our Digital Optics technologies utilize semiconductor processes and equipment to manufacture small form factor micro-optics for the consumer optics industry. Through the use of semiconductor manufacturing techniques, such as photolithography, micro-optics can be fabricated onto both the top and bottom surface of a single water.

Our interconnect technology includes the MicroPILR Interconnect platform, a highly innovative technology family that is designed to revolutionize the interconnect within semiconductor packages, substrates, printed circuit boards (“PCBs”) and other electronic components. Offering finer pitch, lower profile, improved reliability, greater coplanarity and competitive cost, Tessera’s MicroPILR platform has the potential to become a fundamental building block of next-generation mobile, computing and consumer electronic products as it addresses many of the technical limitations of current generation interconnect. According to the market research firm Prismark, the interconnect market (including multilayer PCBs and advanced package assembly) will grow from approximately $34 billion in 2006 to $51 billion in 2011.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to revenue recognition, goodwill and intangible assets, stock-based compensation and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. Our estimates are guided by observing the following critical accounting policies:

Revenue Recognition.    Our revenues are generated from royalty and license fees, past production payments and product and services revenues. Royalty and license fees are generated from licensing the right to use of the Company’s TCC licenses and consumer options technologies. Past production payments revenues are royalty payments received through license negotiations or the resolution of patent disputes. Product revenues are generated principally from sales of micro-optic products. Service revenues are generated from professional services provided to semiconductor makers and assembler, system manufacturers, electronic manufacturing service companies and government agencies.

While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable). We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; and (5) whether we receive a separately identifiable benefit from purchase arrangements with our customers for which we can reasonably estimate fair value. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Revenues from services are recognized utilizing either the percentage of completion method or completed contract method of accounting, depending on the nature of the project. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Changes in judgment on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Goodwill and intangible assets.    The Company evaluates the recoverability of goodwill recorded in connection with acquisitions on an annual basis in the quarter in which the anniversary date of the acquisition occurs, or more frequently whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit with allocated goodwill to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future gross margins, operating expenses, discount rates and other assumptions. Discounted Cash Flow and Market Multiple methodologies are used to obtain the fair value for each reporting unit. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill.

Stock-based compensation.    Effective January 1, 2006 we adopted the SFAS No. 123—revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment,” using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No.123(R), we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS No. 123(R) adoption, we accounted for share-based payments under Accounting Principles Board No. 25 and accordingly, generally recognized stock-based compensation expense related to restricted stock awards and stock options with intrinsic value that we exchanged in connection with acquisitions and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 11 – “Stock Based Compensation” of the Notes to the Consolidated Financial Statements for additional detail.

Accounting for Income Taxes.    We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits, and deductions and in the calculation of certain tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that a substantial majority of the deferred tax assets recorded on our consolidated balance sheets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the signing of a final settlement agreement with the relative tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than the expected ultimate assessment.

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

We adopted a policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the year ended December 31, 2007, we did not recognize any penalties or interested related to unrecognized tax benefits. See Note 13 – “Income Taxes” of the Notes to the Consolidated Financial Statements for additional detail.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will assess the impact that SFAS 141R may have on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will assess the impact that SFAS 160 may have on our consolidated financial position, results of operations or cash flows.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Fiscal Year Ended December 31,
	2007	2006	2005
Revenues:
Royalty and license fees	81%	48%	60%
Past production payments	1	40	23
Product and service revenues	18	12	17

Total Revenues	100	100	100

Operating expenses:
Cost of revenues	9	9	14
Research and development and other related costs	19	10	8
Selling, general and administrative	38	34	30

Total operating expenses	66	53	52

Operating income	34	47	48
Interest and other income, net	6	3	4

Income before taxes	40	50	52
Provision for income taxes	17	21	19

Net income	23%	29%	33%

The following table sets forth our revenues by type (in thousands, except for percentages):

	December 31,				Increase/ (Decrease)	% Change
	2007		2006
Royalty and license fees	$158,878	81%	$99,606	48%	$59,272	60%
Past production payments	2,167	1	83,132	40	(80,965)	(97)
Product and service revenues	34,643	18	25,988	12	8,655	33

Total revenues	$195,688	100%	$208,726	100%	$(13,038)	(6)%

Acquisitions

We have grown our business partly through acquisitions. The impact of these acquisitions on our financial results has been included in the following discussion. In February 2007, Tessera completed its acquisition of the assets of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and operates in Israel. In February 2007 and May 2005, the Company purchased from North Corporation all of its patents and patent applications filed in the United States and in foreign jurisdictions, trademark assets and certain license agreements along with certain tangible assets. In July 2006, Tessera completed its acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation. In December 2005, Tessera completed its purchase of certain intellectual property and related assets of Shellcase, Ltd. (“Shellcase”), an Israeli company.

Fiscal Year 2007 and 2006

Revenues.    Revenues for the year ended December 31, 2007 were $195.7 million, compared to $208.7 million for the year ended December 31, 2006, a decrease of $13.0 million, or 6%. The overall decrease in the year ended December 31, 2007 as compared to 2006 is primarily due to the decrease in past production payments of $81.0 million, of which $76.0 million was earned upon settlement of patent litigation in the third quarter of 2006. The decrease is offset by an increase in royalty and license fees of $59.3 million and product and service revenues of $8.7 million.

Cost of Revenues.    Cost of revenues consists primarily of direct compensation, materials, amortization of intangible assets related to acquired technologies, supplies and equipment depreciation costs. Cost of revenues primarily relates to product and service revenues. Cost of revenues associated with intellectual property revenues is de minimis. Consequently, cost of revenues as a percentage of total revenues will vary based on the percentage of our revenues that is attributable to product and service revenues. For the year ended December 31, 2007, cost of revenues represented 51% of product and service revenues. For the year ended December 31, 2006, cost of revenues represented 75% of product and service revenues. Cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues.

Cost of revenues for the year ended December 31, 2007 was $17.7 million, as compared to $19.4 million for the year ended December 31, 2006, a decrease of $1.7 million, or 9%. The majority of the decrease was attributable to lower government funded R&D efforts.

Research, Development and Other Related Costs.    Research, development and other related costs for the year ended December 31, 2007 were $37.5 million, as compared to $20.1 million for the year ended December 31, 2006, an increase of $17.4 million or 87%. The increase was primarily due to an increase in the amortization expense of identified intangible assets of $3.4 million, and the inclusion and subsequent growth of R&D costs of subsidiaries acquired in the third quarter of 2006 and in the first quarter of 2007 of approximately $10.0 million. R&D headcount increased from 149 at December 31, 2006 to a total of 190 at December 31, 2007.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.

Selling, General and Administrative.    Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, litigation expenses and related fees, facilities costs and professional services. Our general and administrative expenses are not allocated to other expense line items.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2007 were $74.3 million, as compared to $70.3 million for the year ended December 31, 2006, an increase of $4.0 million, or 6%. The increase was primarily attributable to increases in employee-related and stock-based compensation expenses amounting to approximately $6.6 million from the inclusion and subsequent growth of subsidiaries acquired in the third quarter of 2006 and in the first quarter of 2007 of approximately $3.2 million. The increase was offset by a decrease in litigation expense of $6.3 million.

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

Stock-based Compensation.    The following table sets forth our stock-based compensation expenses for the periods indicated (in thousands):

	December 31,
	2007	2006
Cost of revenues	$2,200	$2,924
Research, development & other related costs	2,629	1,023
Selling, general & administrative	13,270	11,421

Total stock-based compensation expenses	$18,099	$15,368

Stock-based compensation awards included employee stock options, restricted stock awards and employee stock purchases under our 2003 Employee Stock Purchase Plan. As of December 31, 2007, the amount of unrecognized stock-based compensation after estimated forfeitures estimated to be expensed for the remainder of 2008 to 2011 related to unvested stock options at December 31, 2007 was $22.6 million to be recognized over an estimated weighted average amortization period of 2.5 years and $11.8 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 2.7 years. For the year ended December 31, 2007, stock-based compensation expenses were $18.1 million, of which $12.8 million related to employee stock options, $4.6 million related to issuances of shares of restricted stock and $0.7 million related to employee stock purchases. For the year ended December 31, 2006, stock-based compensation expenses were $15.4 million, of which $12.0 million related to employee stock options, $2.5 million related to issuances of shares of restricted stock and $0.9 million related to employee stock purchases.

The overall increase is primarily related to an increase in grants of stock awards to employees based on our compensation incentive program and an increase in expense related to employee stock purchases and certain stock awards for employees that transitioned to consultants whose awards were accounted for under variable accounting. Future stock-based compensation expenses and unrecognized stock-based compensation will increase as we grant additional stock awards.

Interest and Other Income, Net.    Interest and other income, net, for the year ended December 31, 2007 was $11.9 million, as compared to $6.5 million, for the year ended December 31, 2006. The increase is primarily related to income earned on higher cash balances as a result of positive cash flow generated from operations. Our balance of cash, cash equivalents and short-term investments at December 31, 2007 was $289.7 million as compared to $194.1 million at December 31, 2006.

Provision (Benefit) for Income Taxes.    Our estimated effective tax rate is based on tax law in effect at December 31, 2007 and current expected income which may be affected by the closing of acquisitions or divestitures; the jurisdictions in which profits are determined to be earned and taxed; changes in estimates of credits, benefits, and deductions; the resolution of issues arising from tax audits, if any, with various tax authorities, including payment of interest and penalties; and the ability to realize deferred tax assets. The overall tax rate reflects taxes in U.S. and foreign tax jurisdictions which may change over time as the amount or mix of income and taxes changes.

Income tax provision for the year ended December 31, 2007 was $32.9 million and was comprised of domestic income tax and foreign income and withholding taxes. For the year ended December 31, 2006, the income tax provision was $44.1 million and was comprised of domestic income tax and foreign income and withholding taxes. The decrease in the income tax provision for the year ended December 31, 2007 is primarily attributable to a decrease in profit attributed to unusually high revenues in 2006 from settlement of patent litigation.

For the years ended December 31, 2007 and 2006, we recognized a tax benefit to APIC of $29.6 million and $37.8 million, respectively. We paid approximately $1.0 million and $0.5 million in state income tax and no federal income tax for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2005 we paid no federal or state income tax.

The following table sets forth our revenues by type (in thousands, except for percentages):

	December 31,			% Change	Increase/ (Decrease)	% Change
	2006		2005
Royalty and license fees	$99,606	48%	$56,930	60%	$42,676	75%
Past production payments	83,132	40	21,269	23	61,863	291
Product and service revenues	25,988	12	16,501	17	9,487	57

Total revenues	$208,726	100%	$94,700	100%	$114,026	120%

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

Cost of Revenues.    Cost of revenues primarily relates to product and service revenues as the cost of revenues associated with royalty and license fee revenues is de minimis. For the year ended December 31, 2006, cost of revenues represented 75% of product and service revenues. For the year ended December 31, 2005, cost of revenues represented 81% of product and service revenues. Cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues.

Cost of revenues for the year ended December 31, 2006 was $19.4 million, as compared to $13.3 million for the year ended December 31, 2005, an increase of $6.1 million, or 45%. The majority of the increase was attributable to increased materials, subcontracting costs, the allocation of more personnel to product and service- related projects, an increase in the number of these projects, an inventory adjustment of $1.6 million, patent amortization of approximately $704,000 and stock based compensation expense of $2.9 million. The inventory adjustment of $1.6 million was directly related to the purchase accounting treatment of inventory acquired in our acquisition of Digital Optics Corporation in which the acquired inventory was written up to fair value in purchase accounting and then amortized as the inventory was sold. Increased material and subcontracting costs related to product and service-related projects also accounted for part of the increase in cost of revenues. For the year ended December 31, 2006, materials and subcontractor costs totaled $5.2 million, as compared to $3.6 million, for the ended December 31, 2005, an increase of $1.6 million, or 44.4%.

Research, Development and Other Related Costs.    Research, development and other related costs for year ended December 31, 2006 were $20.1 million, as compared to $7.5 million for the year ended December 31, 2005, an increase of $12.6 million or 169%. The increase was primarily due to an increase in headcount from a total of 86 at December 31, 2005 to 149 at December 31, 2006, and related compensation expenses, including stock based compensation expense of $1.0 million, amortization of intangible assets of $1.1 million and costs for our research and development center in Jerusalem of $5.9 million, for the year ended December 31, 2006.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.

Selling, General and Administrative.    SG&A expenses for the year ended December 31, 2006 were $70.3 million, as compared to $28.4 million for the year ended December 31, 2005, an increase of $41.9 million, or 148%. The increase was primarily attributable to litigation expense of $28.6 million and stock-based compensation of $11.4 million, as well as our 2006 internal reorganization of personnel and departments to better align our resources to accommodate the needs of our business and our recent acquisition of Digital Optics

Corporation. In this effort we have also increased our SG&A headcount by 36 in business development, human resources, finance and legal. The related compensation expense is included in SG&A expenses. Total litigation expenses for the year ended December 31, 2005 were $8.0 million. The increase in litigation is due to our ongoing legal actions, described in Part I, Item 3 – Legal Proceedings, above. Stock-based compensation for the year ended December 31, 2005 was approximately $0.8 million. The overall increase stock-based compensation is primarily related to our adoption of SFAS No. 123(R), an increase in the number of equity award grants due to our increased headcount and an increase in the issuance of restricted stock.

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

Provision (Benefit) for Income Taxes. Income tax provision for the year ended December 31, 2006 was $44.1 million. Income tax provision is comprised of federal and state income tax and foreign withholding tax. Income tax provision for the year ended December 31, 2005 was $17.7 million. The 2005 income tax provision included domestic income tax and foreign withholding tax. The increase in the income tax provision for the year ended December 31, 2006 is primarily attributable to the increase in the pre-tax income.

Segment Results

We have two reportable segments: Intellectual Property and Product and Service. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

Our Intellectual Property segment is primarily composed of our Licensing Business and our Emerging Markets and Technologies Group. Our Licensing Business is focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and imaging and micro-optics technologies for the consumer optics industry. Key functions of this division include licensing, intellectual property management and marketing. Our Emerging Markets and Technologies Group focuses on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials. The Emerging Markets and Technologies Group is also focused on long-term growth opportunities through new partnerships, ventures and acquisitions of complementary technology.

Our Product and Service segment is composed of our Product Division, where small form factor micro-optics are sold to the consumer optics industry from our wafer-based optics technology which utilizes semiconductor processes and equipment, and our Service Division, which performs key research and development and drives our production development services revenues. This segment addresses the challenges of electronic products miniaturization from a system perspective and wafer-level optics, through the use of consumer optics technologies, the dense interconnection of components, and extensive use of three-dimensional packaging technologies.

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 15 of the Notes to Financial Statements is presented in accordance with the Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosure about Segments of an Enterprise and Related Information.” We do not present financial data to our management for each of our divisions and our management does not evaluate each division separately from our segments when measuring the operating performance of our business.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenues:
Intellectual Property Segment	$161,196	$182,763	$78,199
Product and Service Segment	34,492	25,963	16,501
Corporate Overhead	—	—	—

Total revenues	195,688	208,726	94,700

Operating expenses:
Intellectual Property Segment	60,714	52,427	18,706
Product and Service Segment	35,786	30,187	14,710
Corporate Overhead	33,048	27,117	15,711

Total operating expenses	129,548	109,731	49,127

Operating income (loss)
Intellectual Property Segment	100,482	130,336	59,493
Product and Service Segment	(1,294)	(4,224)	1,791
Corporate Overhead	(33,048)	(27,117)	(15,711)

Total operating income	$66,140	$98,995	$45,573

The revenues and operating income amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the United States applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the year ended December 31, 2007, corporate overhead expenses were $33.0 million compared to $27.1 million for the year ended December 31, 2006. The increases from the year ended December 31, 2006 are primarily attributable to an increase in headcount and the related compensation expense due to the acquisition of a subsidiary in the third quarter of 2006.

Intellectual Property Segment

Fiscal Year 2007 and 2006

Intellectual property revenues for the year ended December 31, 2007 were $161.2 million as compared to $182.8 million for the year ended December 31, 2006, which represented a decrease of $21.6 million or 12%. The decrease is primarily attributed to the past production payments earned upon settlement of litigation in the amount of $76.0 million in the third quarter of 2006 offset by increases in royalty revenue following the settlement of litigation and due to new license revenue related to technology resulting from the acquisition and integration of Eyesquad.

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

Operating expenses for the year ended December 31, 2007 were $60.7 million and consisted primarily of cost of revenues of $1.0 million, R&D costs of $24.7 million and SG&A costs of $35.0 million. Included in the R&D costs were $21.8 million in costs related to our research and development centers in Hungary and Israel. Included in SG&A costs were $22.3 million in litigation expenses. Operating expenses for the year ended December 31, 2007 of $60.7 million represented an increase of $8.3 million as compared to $52.4 million for the year ended December 31, 2006, which is primarily attributable to an increase of $11.9 millions in R&D costs partially offset by a decrease of $4.6 million in SG&A costs. The decrease in SG&A costs is primarily due to a decrease in litigation costs. The increase in R&D costs is primarily due to the increase in personnel and the inclusion and subsequent growth of R&D efforts related to entities acquired in the third quarter of 2006 and the first quarter of 2007.

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

Operating income for the year ended December 31, 2007 and 2006 was $100.5 million and $130.3 million, respectively. The decrease from the year ended December 31, 2006 is primarily attributable to $76.0 million recorded in 2006 due to revenue earned upon settlement of patent litigation and increased R&D costs related to the inclusion of the entities acquired in the third quarter of 2006 and the first quarter of 2007, partially offset by increased royalty and license fees and decreased litigation costs.

Fiscal Year 2006 and 2005

Intellectual property revenues for year ended December 31, 2006 were $182.8 million as compared to $78.2 million for the year ended December 31, 2005, an increase of $104.6 million or 134%. The increase of $104.6 million is primarily attributable to an increase in royalty and license fees of $42.7 million and an increase in past production payments of $61.9 million. The increase in royalty and license fees is attributable to an increase of $27.4 million from existing customers and $15.3 million from new customers. The increase in past production payments is due to resolution of negotiations with customers totaling $83.1 million in the year ended December 31, 2006 compared to resolution of negotiations with customers totaling $21.3 million for the year ended December 31, 2005.

Operating expenses for the year ended December 31, 2006 were $52.4 million. These expenses consisted primarily of research, development and other related costs of $12.8 million and SG&A costs of $39.6 million. Included in the research, development and other related costs were $5.9 million in costs related to our research and development center in Jerusalem. SG&A costs included $3.3 million in stock-based compensation and $28.6 million in litigation expense. For the year ended December 31, 2005, operating expenses of $18.7 million consisted of $62,000 in cost of revenues, $7.1 million in research, development and other related costs and $11.6 million in SG&A. Included in the SG&A expenses for the year ended December 31, 2005 are litigation costs of

$8.0 million. The overall increase of $33.7 million in the year ended December 31, 2006, over the year ended December 31, 2005, is primarily due to increased research, development and other related costs of $6.0 million and increased SG&A of $27.7 million. The increase in SG&A for the year ended December 31, 2006 was primarily attributable to the increase in litigation costs of $20.6 million. We expect that litigation costs will become a material portion of the Intellectual Property segment’s SG&A in future periods, and may increase significantly in some periods, because of our ongoing legal actions, as described in Part I, Item 3—Legal Proceedings, above, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the year ended December 31, 2006 was $130.3 million as compared to $59.5 million for the year ended December 31, 2005, an increase of $70.8 million or 119%. This overall increase from the year ended December 31, 2006 is primarily attributable to $76.0 million earned upon settlement of patent litigation in the third quarter of 2006.

Product and Service Segment

Fiscal Year 2007 and 2006

Product and service revenues for the year ended December 31, 2007 were $34.5 million as compared to $26.0 million for the year ended December 31, 2006, an increase of $8.5 million or 33%. The increase is due to the increase in product revenue related to the inclusion and subsequent growth of the subsidiary acquired in the third quarter of 2006 partially offset by a decrease in service revenues due to slower conditions in the broader photolithography industry in the second quarter of 2007 and lower government-funded R&D.

Operating expenses for the year ended December 31, 2007 were $35.8 million and consisted of R&D costs of $12.8 million, costs of revenue of $16.7 million and SG&A costs of $6.3 million. Included in these costs were $5.5 million in stock-based compensation. The increase of $5.6 million in total operating expenses from the year ended December 31, 2006 of $30.2 million is primarily resulted from higher R&D and SG&A costs of approximately $8.2 million related to inclusion and subsequent growth of acquisitions completed in the third quarter of 2006 and the first quarter in 2007, offset by $2.6 million decrease in cost of revenue as a result of a decrease in government related contract revenue.

Operating loss for the years ended December 31, 2007 and 2006 was $1.3 million and $4.2 million, respectively. The decrease in operating loss of $2.9 million from the year ended December 31, 2006 was primarily attributable to the increase in product and service revenues of $8.5 million offset by an increase in operating expenses related to the inclusion and subsequent growth of acquisitions completed in the third quarter of 2006 and the first quarter in 2007.

Fiscal Year 2006 and 2005

Product and service revenues for the year ended December 31, 2006 were $26.0 million, as compared to $16.5 million for the year ended December 31, 2005, an increase of $9.5 million or 57%. The overall increase in the year ended December 31, 2006 is primarily due to the increase in commercial related products and services of $10.3 million offset by a decrease in government related contracts of approximately $0.8 million.

Operating expenses for the year ended December 31, 2006 were $30.2 million as compared to $14.7 million, for the year ended December 31, 2005, an increase of $15.5 million, or 105%. For the year ended December 31, 2006, operating expenses consisted of cost of revenues of $19.3 million, R&D costs of $7.3 million, and SG&A of $3.6 million. Included in these costs were $4.5 million in stock-based compensation costs. For the year ended December 31, 2005, operating expenses of $14.7 million consisted of $13.3 million in cost of revenues and $1.1 million in SG&A. Included in these costs was $0.2 million in stock-based compensation costs.

Operating loss for the year ended December 31, 2006 was $4.2 million, as compared to operating income of $1.8 million, for the year ended December 31, 2005. The decrease of $6.0 million for the year ended December 31, 2006 is primarily due to the increase in stock-based compensation costs of $4.3 million and an inventory adjustment of $1.6 million. The inventory adjustment of $1.6 million was directly related to the purchase accounting treatment of inventory acquired in the acquisition of Digital Optics Corporation in which the inventory value was written up to fair value in purchase accounting and then amortized as the inventory was sold.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2007, we had federal net operating loss carryforwards of approximately $30.5 million and state net operating loss carryforwards of approximately $14.6 million. All of the federal and state net operating loss carryforwards were carried over from the acquired entity, Digital Optics Corporation. The principal difference between the federal and state net operating loss carryforwards is attributable to the capitalization of research and development costs for state purposes. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2016, and will continue to expire through 2024. In addition, we had research tax credit carryforwards of approximately $7.2 million for federal purposes, which will start to expire in 2008, and approximately $3.0 million for state purposes, which will not expire. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and tax credit carryforwards that can be utilized annually in the future to offset taxable income. Utilization of net operating losses and credit carryforwards will create a benefit to additional paid-in capital.

Tax benefits from stock options

The benefits of tax deductions resulting from the exercise of stock options and disqualifying dispositions reduced our income taxes payable for federal and state purposes. These tax benefits from our employee stock option plan totaled $29.6 million, $37.8 million and zero during the years ended December 31, 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

As of and for each of the three years ended December 31, 2007, 2006 and 2005 (in thousands, except for percentages):

	2007	2006	2005
Cash and cash equivalents	$207,158	$194,076	$127,594
Short-term investments	82,566	—	—

Total cash, cash equivalents, and short-term investments	$289,724	$194,076	$127,594

Percentage of total assets	65%	60%	67%

	2007	2006*	2005
Net cash provided by operating activities	$83,614	$79,529	$51,792
Net cash used in investing activities	$(113,902)	$(56,671)	$(44,826)
Net cash provided by financing activities	$43,370	$43,624	$12,289

*	For the fiscal year 2006, $32.3 million related to excess tax benefits from stock-based compensation has been revised from Net cash provided by operating activities to Net cash provided by financing activities to revise an error relating to the amount of windfall tax benefits realized during the period. There were no changes to the total excess tax benefits realized by the Company. See Note 4 of the Notes to Consolidated Financial Statements for additional information on the revision to the Statement of Cash Flows presentation.

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and short-term investments were $289.7 million at December 31, 2007, an increase of $95.6 million from $194.1 million at

December 31, 2006. Cash and cash equivalents were $207.2 million at December 31, 2007, an increase of $13.1 million from $194.1 million at December 31, 2006. The increase was primarily the result of $83.6 million in cash provided by operating activities and $43.4 million in net proceeds provided by financing activities, offset by $113.9 million net cash used in investing activities.

The primary objective of our investment activities is to preserve principal while at the same time capturing a market rate of return without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. Our short-term investments as of December 31, 2007 also include $27.8 million in auction rate municipal bonds where liquidity for these auction-rate municipal bonds is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. These auction rate municipal bonds may fail to auction if sell orders exceed buy orders and the funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer redeems the issue, the underlying securities have matured or a buyer is found outside of the auction process. As of February 25, 2008, $25.6 million of the Company’s auction rate municipal bonds, all having investment grade credit ratings and all substantially were backed by pools of student loans guaranteed by the Federal Family Education Loan Program, have failed to reset. Under contractual terms, the issuer is obligated to pay the default interest rate which is punitive in nature should an auction to set the applicable interest rate fail. Our ability to liquidate and fully recover the carrying value of these auction rate municipal bonds in the near term may be limited or not exist until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have been called and the issuer redeems the issue. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements in 2008. We do not believe the auction failures will materially impact our ability to fund our working capital and operations needs.

Net cash provided by operating activities was $83.6 million for the year ended December 31, 2007, primarily due to net income of $45.1 million, adjusted for non-cash items of depreciation and amortization, and stock-based compensation expenses of $13.6 million and $18.1 million, respectively, a decrease in other assets of $8.9 million related to foreign tax refund received and an increase in accrued liabilities of $2.2 million. Increases were off-set by a net change in accounts receivable of $6.7 million and in deferred tax assets, net, of $4.5 million. Further, the Company realized total tax benefits from stock options that reduce income tax payable by a total of $29.6 million, of which $23.3 million of excess tax benefits has been classified as a cash inflow in financing activities.

Net cash provided by operating activities was $79.5 million for the year ended December 31, 2006, primarily due to net income of $61.4 million adjusted for non-cash items of depreciation and amortization of $7.2 million, stock-based compensation expenses of $15.4 million, a decrease in inventory of $1.3 million, off-set by an increase in other assets of $12.7 million. Further, the Company realized total tax benefits from stock options that reduce income tax payable by a total of $37.8 million, of which $32.3 million of excess tax benefits has been classified as a cash inflow in financing activities.

Net cash provided by operating activities for the year ended December 31, 2005 was $51.8 million, primarily due to net income of $31.4 million adjusted for non-cash items of depreciation and amortization of $1.7 million, stock-based compensation of $1.2 million, increases in accounts payable of $2.1 million, accrued liabilities of $3.2 million, and a decrease in net deferred income tax of $13.5 million, partially off-set by an increase in accounts receivable of $1.3 million.

Net cash used in investing activities was $113.9 million in the year ended December 31, 2007, primarily related to purchases of short-term investments of $167.4 million, purchases of property and equipment of $11.4 million, consideration paid for the acquisition of certain tangible and intangible assets of $19.5 million, offset by proceeds from maturities and sales of short-term investments of $84.3 million.

Net cash used in investing activities for the year ended December 31, 2006 was $56.7 million, primarily related to $53.6 million net cash used for the acquisition completed in the third quarter of 2006. Net cash used in investing activities for the year ended December 31, 2005 was $44.8 million, consisting of $40.7 million for the acquisition of certain assets from North Corporation and Shellcase, Ltd., and $4.1 million of property and equipment purchases.

We invest excess cash predominantly in marketable debt securities that are liquid, of high-quality investment grade, and the majority of which have effective maturities of less than two years. Our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The fair value for securities is determined based on quoted market prices as of the valuation date. We evaluate these investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value.

Net cash provided by financing activities was $43.4 million, $43.6 million and $12.3 million, respectively, for the year ended December 31, 2007, 2006 and 2005, resulting primarily from the issuance of common stock under our employee stock option programs and employee stock purchase plans as well as from excess tax benefit from stock-based compensation.

Upon adoption of SFAS No. 123 (R) on January 1, 2006, we have included as part of our cash flows from financing activities the benefits of tax deductions related to stock-based awards in excess of the tax benefits expected at the grant date of the related stock-based awards. This amount is shown as a reduction to net cash flow provided by operating activities and an increase to net cash flows provided by financing activities. Net cash flows remain unchanged from what would have been reported prior to the adoption of SFAS No. 123 (R).

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and short-term investments currently available, will be sufficient to fund our operations, anticipated growth and acquisition funding needs for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating Lease Obligations	$12,511	$5,493	$3,075	$3,943

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. For our facilities lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by allocating total rental payments on a straight-line basis over the lease term.

Upon adoption of Financial Interpretation No. 48 (“FIN 48”) , Accounting for Uncertainty in Income Taxes, on January 1, 2007, we recognized approximately $3.2 million in the liability for unrecognized tax benefits and a decrease in deferred tax asset of the same amount. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, the Company invested in NemoTek with total investment by the Company in NemoTek of approximately $0.5 million, which represents less than a 10 percent holding in NemoTek. The Company plans on increasing its investment in NemoTek in 2008, not to exceed 10 percent holding. Revenue from NemoTek represented approximately two percent of the total revenue in the year ended December 31, 2007. The amount due from NemoTek as of December 31, 2007 was $1.5 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $290 million at December 31, 2007. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. We maintain a portfolio of cash equivalents and short-term investments with high ratings and short maturities, including investments in commercial paper, money market funds, auction rate municipal bonds and asset-backed securities. Our exposure to market risks is minimal due to the short average maturity, quality and broad diversification of our holdings. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. The risk associated with fluctuating interest rates is limited to our investment portfolio. We do not believe that a 10% change in interest rates would have a significant impact on our results of operations or cash flows.

Investment Risk. The primary objective of our investment activities is to preserve principal while at the same time capturing a market rate of return without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government, municipal and corporate obligations and money market funds. As of December 31, 2007 and 2006, net unrealized losses on these investments were approximately $0.5 million and zero.

We are exposed to market risk as it relates to changes in the market value of our short-term investments. We invest in marketable securities and have classified these securities as available-for-sale. These available-for-sale marketable securities are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. The gains and losses from the sale of marketable securities that we have realized are not material. Our short-term investments in available-for-sale marketable securities were $82.6 million and zero as of December 31, 2007 and 2006. Our short-term investments in available-for-sale marketable securities as of December 31, 2007 also include $27.8 million in auction rate municipal bonds where liquidity for these auction-rate municipal bonds is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. These auction rate municipal bonds may fail to auction if sell orders exceed buy orders and the funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer redeems the issue, the underlying securities have matured or a buyer is found outside of the auction process. As of February 25, 2008, $25.6 million of the Company’s auction rate municipal bonds, all having investment grade credit ratings and all substantially were backed by pools of student loans guaranteed by the Federal Family Education Loan Program, have failed to reset. Under contractual terms, the issuer is obligated to pay the default interest rate which is punitive in nature should an auction to set the applicable interest rate fail. Our ability to liquidate and fully recover the carrying value of these auction-rate municipal bonds in the near term may be limited or not exist until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have been called and the issuer redeems the issue. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements in 2008. We do not believe the auction failures will materially impact our ability to fund our working capital and operations needs.

Foreign Currency Exchange Rate Risk. Our international sales are typically made in US dollars and are generally not subjected to foreign currency exchange rate risk. However, certain of our operating expenses are incurred in local currencies. Consequently, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results. We do not believe that a 10% change in foreign currencies would have a significant impact on our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2007 and 2006 are set forth in this Annual Report on Form 10-K at Item 15 (1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2007 and 2006. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
	Apr 2, 2006	Jul 2, 2006	Oct 1, 2006 (1)	Dec 31, 2006	Apr 1, 2007 (2)	Jul 1, 2007	Sep 30, 2007	Dec 31, 2007 (3)
	(in thousands)
Revenues:
Royalty and license fees	$19,372	$19,529	$25,916	$34,789	$35,708	$36,286	$41,383	$45,501
Past production payments	223	1,410	76,000	5,499	1,748	4	415	—
Product and service revenues	4,069	3,320	8,625	9,974	9,363	10,385	7,356	7,539

Total Revenues	23,664	24,259	110,541	50,262	46,819	46,675	49,154	53,040
Operating expenses:
Cost of revenues	3,432	3,990	6,201	5,736	4,702	5,612	3,603	3,791
Research and development and other related costs	3,876	3,396	5,317	7,474	8,353	8,833	9,920	10,420
Selling, general and administrative	13,870	20,105	20,116	16,218	16,154	17,789	17,655	22,716

Total operating expenses	21,178	27,491	31,634	29,428	29,209	32,234	31,178	36,927

Operating income (loss)	2,486	(3,232)	78,907	20,834	17,610	14,441	17,976	16,113
Interest and other income, net	1,205	1,519	1,677	2,098	2,758	2,848	3,080	3,255

Income (loss) before taxes	3,691	(1,713)	80,584	22,932	20,368	17,289	21,056	19,368
Provision (benefit) for income taxes	2,320	(501)	33,229	9,095	9,274	7,429	9,874	6,366

Net income (loss)	$1,371	$(1,212)	$47,355	$13,837	$11,094	$9,860	$11,182	$13,002

Net income (loss) per common share—basic	$0.03	$(0.03)	$1.02	$0.30	$0.24	$0.21	$0.23	$0.27

Net income (loss) per common share—diluted	$0.03	$(0.03)	$0.98	$0.28	$0.23	$0.20	$0.23	$0.27

Weighted average number of shares used in per share calculation—basic	45,432	45,905	46,252	46,687	47,001	47,424	47,688	47,912

Weighted average number of shares used in per share calculation—diluted	47, 345	45,905	48,422	48,852	48,749	48,977	48,586	48,837

[1]

In the third quarter of 2006, $76 million earned upon settlement of patent litigation increased past production payments and contributed to increases in provision for income taxes, operating and net income and net income per common share. In addition, in July 2006, Tessera completed its acquisition of Digital Optics Corporation, a Delaware corporation, a leader in the development and design of micro-optics for the consumer optics industry.

[2]

In the first quarter of 2007, Tessera completed its acquisition of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and operating in Israel.

[3]

In the fourth quarter of 2007, Tessera recorded an adjustment relating to a change in the income tax rate for one of its foreign jurisdictions. The adjustment resulted in an additional net income of $2.4 million in that quarter.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of Tessera’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications, for a more complete understanding of the topics presented.

Evaluation of controls and procedures

Tessera maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Tessera, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Tessera’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There has been no change in Tessera’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during Tessera’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tessera’s internal control over financial reporting.

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

Tessera’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Tessera’s management, we determined that Tessera’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of Tessera’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, Tessera’s independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers and Other Senior Management” and “Election of Directors” contained in the Company’s Proxy Statement.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information under the caption “Ratification of Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

*	The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Tessera Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tessera Technologies, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2006 the Company changed its method of accounting for share-based payments.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February, 29 2008

T ESSERA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$207,158	$194,076
Short-term investments	82,566	—
Accounts receivable, net of allowance for doubtful accounts of $60 and $75	13,464	6,783
Inventories	1,817	1,548
Short-term deferred tax assets	5,291	4,814
Other current assets	3,544	13,434

Total current assets	313,840	220,655
Property and equipment, net	29,443	24,705
Intangible assets, net	51,336	27,529
Goodwill	35,489	35,425
Long-term deferred tax assets	12,937	12,530
Other assets	1,391	444

Total assets	$444,436	$321,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,301	$3,895
Accrued legal fees	4,789	3,166
Accrued liabilities	9,532	7,350
Deferred revenue	469	646
Income tax payable	1,274	376

Total current liabilities	18,365	15,433
Long-term deferred tax liabilities	7,747	—

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 48,570 and 47,214 shares issued, respectively, and 48,555 and 47,214 shares outstanding, respectively	48	47
Additional paid-in capital	313,387	245,019
Treasury stock at cost: 15 shares of common stock in 2007	(544)	—
Accumulated other comprehensive loss	(494)	—
Retained earnings	105,927	60,789

Total stockholders’ equity	418,324	305,855

Total liabilities and stockholders’ equity	$444,436	$321,288

The accompanying notes are an integral part of these consolidated financial statements.

T ESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Royalty and license fees	$158,878	$99,606	$56,930
Past production payments	2,167	83,132	21,269
Product and service revenues	34,643	25,988	16,501

Total revenues	195,688	208,726	94,700

Operating expenses:
Cost of revenues	17,708	19,359	13,313
Research, development and other related costs	37,526	20,063	7,453
Selling, general and administrative	74,314	70,309	28,361

Total operating expenses	129,548	109,731	49,127

Operating income	66,140	98,995	45,573
Interest and other income, net	11,941	6,499	3,555

Income before taxes	78,081	105,494	49,128
Provision for income taxes	32,943	44,143	17,679

Net income	$45,138	$61,351	$31,449

Basic and diluted net income per share:
Net income per share—basic	$0.95	$1.33	$0.71

Net income per share—diluted	$0.93	$1.27	$0.66

Weighted average number of shares used in per share calculations—basic	47,566	46,102	44,003

Weighted average number of shares used in per share calculations—diluted	48,637	48,385	47,733

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-based Compensation	Accumulated Income (Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2004	42,145	$42	$167,359	$—	$(414)	$(32,011)	$—	$134,976

Comprehensive Income
Net income	—	—	—	—	—	31,449	—	31,449

Total comprehensive income, net	—	—	—	—	—	—	—	31,449
Issuance of common stock in connection with exercise of stock options and warrants	2,821	3	11,178	—	—	—	—	11,181
Issuance of common stock in connection with employee common stock purchase plan	72	—	1,108	—	—	—	—	1,108
Issuance of restricted stock	87	—	3,020	—	(3,020)	—	—	—
Amortization of deferred stock-based compensation, net of reversal	—	—	—	—	1,189	—	—	1,189
Issuance of stock options to consultants in exchange for services	—	—	55	—	—	—	—	55

Balance at December 31, 2005	45,125	$45	$182,720	$—	$(2,245)	$(562)	$—	$179,958

Comprehensive Income
Net income	—	—	—	—	—	61,351	—	61,351

Total comprehensive income, net	—	—	—	—	—	—	—	61,351
Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(2,245)	—	2,245	—	—	—
Issuance of common stock in connection with exercise of stock options and warrants	1,685	2	10,152	—	—	—	—	10,154
Issuance of common stock in connection with employee common stock purchase plan	73	—	1,203	—	—	—	—	1,203
Issuance of restricted stock	331	—		—	—	—	—	—
Stock-based compensation	—	—	15,368	—	—	—	—	15,368
Tax benefits in connection with stock options	—	—	37,821	—	—	—	—	37,821

Balance at December 31, 2006	47,214	$47	$245,019	$—	$—	$60,789	$—	$305,855

Comprehensive Income
Net income	—	—	—	—	—	45,138	—	45,138
Change in unrealized losses on short-term investments, net of tax	—	—	—	—	—	—	(494)	(494)

Total comprehensive income, net								44,644
Issuance of common stock in connection with exercise of stock options and warrants	1,145	1	18,584	—	—	—	—	18,585
Issuance of common stock in connection with employee common stock purchase plan	75	—	2,039	—	—	—	—	2,039
Issuance of restricted stock, net of shares cancelled	136	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,099	—	—	—	—	18,099
Tax benefits in connection with stock options	—	—	29,646	—	—	—	—	29,646
Repurchase of common stock	(15)	—	—	(544)	—	—	—	(544)

Balance at December 31, 2007	48,555	$48	$313,387	$(544)	$—	$105,927	$(494)	$418,324

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$45,138	$61,351	$31,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,610	7,249	1,652
Loss (gain) of fixed assets	9	228	(4)
Stock-based compensation	18,099	15,368	1,244
Tax benefits from employee stock option plan	29,646	37,821	—
Excess tax benefit from stock-based compensation	(23,291)	(32,267)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(6,681)	828	(1,339)
Inventories	(269)	1,337	—
Deferred income tax, net	(4,522)	152	13,496
Other assets	8,943	(12,667)	(169)
Accounts payable	(1,594)	287	2,059
Accrued legal fees	1,623	220	—
Accrued liabilities	2,182	(711)	3,184
Deferred revenue	(177)	316	217
Income tax payable	898	17	3

Net cash provided by operating activities	83,614	79,529	51,792

Cash flows from investing activities:
Purchases of property and equipment	(11,403)	(3,048)	(4,100)
Proceeds from sale of fixed assets	12	14	4
Purchases of short-term investments	(167,386)	—	—
Proceeds from maturities and sales of short-term investments	84,325	—	—
Acquisitions, net of cash acquired	(19,450)	(53,637)	(40,730)

Net cash used in investing activities	(113,902)	(56,671)	(44,826)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	23,291	32,267	—
Proceeds from exercise of stock options and warrants	18,584	10,154	11,181
Proceeds from employee stock purchase program	2,039	1,203	1,108
Repurchases of common stock	(544)	—	—

Net cash provided by financing activities	43,370	43,624	12,289

Net increase in cash and cash equivalents	13,082	66,482	19,255
Cash and cash equivalents at beginning of period	194,076	127,594	108,339

Cash and cash equivalents at end of period	$207,158	$194,076	$127,594

Supplemental disclosure of cash flow information:
Income taxes paid	$6,642	$5,008	$4,116

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”), is a developer and licensor of miniaturization technologies for the electronics industry and of micro-optics technologies for the consumer optics industry. The consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a 4-week, 4-week, 5-week reporting period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of current and deferred income tax assets and liabilities, the valuation of inventory, the assessment of recoverability of long-lived assets, the assessment of unrecognized tax benefits and the valuation and recognition of stock-based compensation, among others. Actual results experienced by the company may differ from management’s estimates.

Cash, cash equivalents and short-term investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds. Investments with original maturities at the date of purchase greater than three months and remaining maturities less than 12 months from the balance sheet date are classified as short-term investments. Short-term investments consist primarily of commercial paper, auction rate municipal bonds and asset-backed securities. The Company’s cash equivalents and short-term investments are classified as available-for-sale and are reported at fair market value based on quoted market prices at the valuation date. Unrealized gains and losses, net of tax, on securities in this category are recorded in accumulated other comprehensive income (loss) and reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest, dividends and realized gains or losses on securities are included in interest and other income, net. See Note 6—“Financial Instruments” for additional information.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the quality rating of the investments as investment grade, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. A loss is recognized in interest and other income (expense) when it is determined that an other-than-temporary decline in fair value has occurred. See Note 6—“Financial Instruments” for additional information.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The composition, market risk and maturities of cash equivalents and short-term investments are regularly monitored by management. The Company believes that the concentration of credit risk in its accounts receivables is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

The Company’s accounts receivable are concentrated with three customers at December 31, 2007, representing 34%, 11% and 10% of aggregate gross trade receivables, respectively, and three customers at December 31, 2006, representing 33%, 22% and 17% of aggregate gross trade receivables, respectively.

Two customers each accounted for over 10% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table sets forth sales to customers comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2007	2006		2005
Customer A	12%	*	%	*	%
Customer B	11	21		—
Customer C	*	15		—
Customer D	*	*		20
Customer E	*	*		17

*	denotes sales comprising less than 10% of total revenues.

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

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Equipment held under capital lease is stated at the fair market value of the related asset at

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the time of lease origination and is amortized on a straight-line basis over the term of the lease. The Company held no equipment under capital lease agreements in the periods presented. Repair and maintenance costs are charged to expense as incurred.

The depreciation and amortization periods for property and equipment are as follows:

Furniture and equipment	One to five years
Buildings	Seven, eight and 39 years
Leasehold improvements	Shorter of five years or the remaining term of the lease

When property and equipment are sold or disposed, the cost of the asset and the related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss on disposal is charged to the corresponding functional expenses.

Impairment of long-lived assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company recognizes impairment if the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment in value of its long- lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include operating losses, significant negative industry trends, significant underutilization of the assets and significant changes in how it uses the assets or its plans for its use. No impairment losses were incurred in the periods presented.

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

The Company evaluates the recoverability of goodwill annually or more frequently whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company utilizes a two-step process to evaluate impairment. The first step requires the Company to compare the fair value of each reporting unit to its carrying value including allocated goodwill, if any. The Company determines the fair value of its reporting units first based on management estimates of future cash flows. If the amount of the total estimated future cash flows is greater than the carrying value, the Company determines the fair value of each reporting unit using the discounted estimated cash flow and market-multiple methodologies based on assumptions about future conditions such as future gross margins, operating expenses, discount rates and other assumptions. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No goodwill impairment was recorded for the periods presented.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Treasury Stock

The Company accounts for stock repurchases using the cost method. For reissuance of treasury stock, to the extent that the reissuance price is more than the cost, the excess is recorded as an increase to capital in excess of par value. If the reissuance price is less than the cost, the difference is recorded in capital in excess of par value to the extent there is a cumulative treasury stock paid in capital balance. Once the cumulative balance is reduced to zero, any remaining difference resulting from the sale of treasury stock below cost is recorded as a reduction of retained earnings.

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” and Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Under the provisions of SAB No. 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable). We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; and (5) whether we receive a separately identifiable benefit from purchase arrangements with our customers for which we can reasonably estimate fair value.

Past production payments

Past production payments revenues are royalty payments received through license negotiations, the resolution of patent disputes or the results of the license compliance audit. Such negotiations and resolutions

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

arise when it comes to the Company’s attention that a third party is infringing on patents or a current licensee is not paying royalties to which the Company is entitled. The Company also completes compliance audits of licensees to independently verify the accuracy of the information contained in the licensees royalty reports. Past production payment revenues represent the portion of royalty payments received through such license negotiations, resolution of patent disputes or license compliance audit that relates to previous periods and are based on historical production volumes.

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

Product and service revenues

Product and service revenues include sales of micro-optics products and engineering product development services. Product revenue principally consists of micro-optics products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as other specialized optical elements, sold for telecommunications and photonic applications. The Company recognizes revenue from product sales when fundamental criteria are met, such as title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Shipping terms are freight-on-board shipping point. Service revenue principally consists of engineering, assembly and infrastructure services, provided primarily to government agencies, which the Company believes accelerate the incorporation of the Company’s intellectual property into customers’ products and aid in the Company’s understanding of the electronic industry future packaging requirements. Revenues from services are recognized utilizing either the percentage-of-completion method or completed contract method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of total costs to complete the projects. If total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues under the completed contract method are recognized upon acceptance by the customer or in accordance with the contract specifications. Revenues from services related to training are recognized when services are performed.

For certain service arrangements, the Company utilizes the completed-contract and the percentage-of-completion methods of accounting for commercial and government contracts, dependent upon the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee and fixed-priced contracts are recognized upon acceptance of deliverables by the customer or in accordance to the contract specifications, assuming title and risk of loss has transferred to the customer, prices are fixed and determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues, including estimated earned fees, under cost reimbursement-type contracts are recognized as costs are incurred, assuming that the fee is fixed or determinable and collection is reasonably assured.

Claims made for amounts in excess of the agreed contract price are recognized only if it is probable that the claim will result in additional revenue and the amount of additional revenue can be reliably estimated.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Indemnification

The Company does not have guarantees required to be recorded on the balance sheet in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” However, the Company’s technology license agreements typically provide for indemnification of customers for intellectual property infringement claims. Also, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws, and applicable Delaware law. As of December 31, 2007, no such claims have been filed against the Company, and no liability has been recorded.

Research, development and other related costs

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets CSP, multi-chip, wafer-level packaging and smart optics technologies. All research, development and other related costs are expensed as incurred. The Company believes that a significant level of research, development and other related costs will be required to remain competitive in the future. The Company has increased research and development personnel to 190 at December 31, 2007 from 149 at December 31, 2006.

Advertising

Advertising costs are expensed as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were $82,000, $626,000 and $21,000 for years ended December 31, 2007, 2006 and 2005.

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123—revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment” which replaced SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement and recognition of stock-based compensation expense for all awards made to employees and directors, including employee stock options, restricted stock awards and employee stock purchases under the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The fair value of the Company’s restricted stock awards are calculated based upon the fair market value of its stock at the date of grant. The fair value of the Company’s stock options and ESPP purchases are estimated using a Black-Scholes option pricing model based on the fair market value on the date of grant or the date of purchase, respectively. The fair value of the Company’s stock awards for non-employees was estimated using a Black-Scholes option pricing model based on the fair market value on each vesting date, accounted for under the variable-accounting method. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123(R), including expected stock price volatility and the estimated life of each award. Based on the modified prospective method, the fair value of equity-based awards is amortized over the requisite service period of the award which is generally the vesting period and the Company has elected to use the straight-line method for awards granted after the adoption of SFAS No. 123(R) and continues to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123(R).

The Company has elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock awards in additional paid-in capital if an incremental tax benefit is realized after all other tax

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock awards on other tax attributes, such as the research tax credit, through the income statement.

Pursuant to the income tax provisions included in SFAS No. 123 (R), the Company elected the “long method” of computing hypothetical additional paid-in-capital pool. Prior to the adoption of SFAS No. 123 (R), all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions were presented as operating cash flows on the consolidated statements of cash flows. SFAS No. 123 (R) required the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows in periods after adoption. Total cash flow remained unchanged from what would have been reported under prior accounting rules.

Income taxes

Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities. See Note 13 — “Income Taxes” for additional information.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 13 — “Income Taxes” for additional details.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN No. 48 (“FIN 48”), which contains a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for inaccordance with SFAS No. 109. “Accounting for Income Taxes.” The first step is evaluating the tax position for recognition by determining whether it is more-likely-than-not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax benefit at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007. The adoption of the statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 13—“Income Taxes” for additional information.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 159 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS 159 and have not yet determined the impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of assessing the impact that SFAS 141R may have on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of assessing the impact that SFAS 160 may have on the Company’s consolidated financial position, results of operations or cash flows.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 4 – REVISION OF CASH FLOW STATEMENT PRESENTATION OF EXCESS TAX BENEFITS FROM STOCK OPTIONS IN THE STATEMENT OF CASH FLOWS

The disclosure in the consolidated statements of cash flows for excess tax benefits from stock-based compensation related to the year ended December 31, 2006 has been revised. Specifically, $32.1 million related to excess tax benefits from stock-based compensation classified as an increase to net cash provided by operating activities in the 2006 financial statements has been revised to correctly include this amount as a financing cash flow. There was no impact to the Company’s total cash flows and there was also no impact to actual cash benefits of stock options that were realized. The Company concluded that the revision was not material to any of its previously issued consolidated financial statements in prior periods based on SEC Staff Accounting Bulletin No. 99, “Materiality.” The impact of this revision on 2006 is provided below:

Year Ended December 30, 2006
Excess tax benefits from stock-based compensation as reported	$(191)
Excess tax benefits from stock-based compensation as revised	$(32,267)

Impact to cash flows provided by operating activities	$(32,076)

Cash flows provided by operations as reported	$111,605

Cash flows provided by operations as revised	$79,529

Cash flows provided by financing activities as reported	$11,548

Cash flows provided by financing activities as revised	$43,624

NOTE 5 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consisted of the following (in thousands):

	December 31,
	2007	2006
Trade and other	$12,024	$6,858
Related party receivable (see Note 16 for details)	1,500	—
Allowance for doubtful accounts	(60)	(75)

	$13,464	$6,783

Inventories consisted of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$454	$247
Work in process	412	407
Finished goods	951	894

	$1,817	$1,548

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other current assets consisted of the following (in thousands):

	December 31,
	2007	2006
Prepaid expenses and other current assets	$3,544	$1,878
Foreign withholding taxes refund	—	11,556

	$3,544	$13,434

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Furniture and equipment	$30,941	$23,153
Land and buildings	15,151	14,062
Leasehold improvements	3,343	2,545

	49,435	39,760
Less: Accumulated depreciation and amortization	(19,992)	(15,055)

	$29,443	$24,705

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005, amounted to $6.7 million, $5.1 million and $1.4 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Employee compensation and benefits	$7,538	$5,687
Other	1,994	1,663

	$9,532	$7,350

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2007	2006
Change in unrealized losses on short-term investments, net of tax	$494	$—

Accumulated other comprehensive loss	$494	$—

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 6 – FINANCIAL INSTRUMENTS

The following is a summary of available-for-sale securities at December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Commercial Paper	$80,910	$18	$(200)	$80,728
Money market mutual funds	142,781	—	—	142,781
Asset-backed securities	17,923	—	(312)	17,611
Auction rate municipal bonds	27,800	—	—	27,800

Total available-for-sale securities	$269,414	$18	$(512)	$268,920

Reported in:
Cash and cash equivalents				$186,354
Short-term investments				82,566

Total available-for-sale securities				$268,920

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Commercial Paper	$—	$—	$—	$—
Money market mutual funds	146,578	—	—	146,578
Asset-backed securities	—	—	—	—
Auction rate municipal bonds	—	—	—	—

Total available-for-sale securities	$146,578	$—	$—	$146,578

Reported in:
Cash and cash equivalents				$146,578
Short-term investments				—

Total available-for-sale securities				$146,578

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$80,910	$(200)	$—	$—	$80,910	$(200)
Asset-backed securities	17,923	(312)	—	—	17,923	(312)

Total	$98,833	$(512)	$—	$—	$98,833	$(512)

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The aggregate of individual unrealized investment losses that had been outstanding for 12 months or more were zero as of December 31, 2007. Management does not believe that any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of evidence available as of December 31, 2007. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

The gross realized losses on sales were insignificant during 2007 and 2006.

The estimated fair value of marketable securities, excluding asset-backed securities which do not have a single maturity date, at December 31, 2007, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in less than one year	$223,509
Due in greater than one year	27,800

Total	$251,309

NOTE 7 – BUSINESS COMBINATIONS

Eyesquad GmbH

In February 2007, Tessera completed its acquisition of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and operated in Israel. The purchase consideration of $20.3 million included a cash payment of $19.5 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $0.8 million. The purchase price included approximately $2.5 million of cash acquired. Approximately $2.3 million of the purchase consideration was held in escrow and is subject to forfeiture to satisfy indemnification obligations of the former stockholders of Eyesquad, if any. The escrow will expire in August 2009. All interest and other income earned from the escrow account will be allocated and distributed to the former stockholders of Eyesquad.

Eyesquad developed and designed digital auto-focus and optical zoom solutions for camera phones and other electronic products that integrate cameras. This acquisition enabled the Company to provide a complete optical product offering to complement its acquisition of Shellcase Ltd. in 2005.

The Company accounted for this transaction as an asset acquisition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and Emerging Issue Task Force (“EITF”) 98-3, “Determining Whether a Non Monetary Transaction Involves Receipt of a Productive Asset or a Business.”

Purchase price allocation

The purchase price of the asset acquisition was approximately $20.3 million, which has been determined as follows (in thousands):

Cash	$19,492
Transaction costs	790

Total purchase price	$20,282

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Approximately $2.4 million of the purchase price has been allocated to acquire net tangible assets consisting of cash, short term investments, accounts receivable, property and equipment and various liabilities, excluding the deferred tax liability.

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

Digital Optics Corporation

In July 2006, Tessera completed its acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation and a leader in the development and design of micro-optical solutions. In March 2007, the legal name of Digital Optics was changed to Tessera North America, Inc. The Digital Optics personnel and key technology became components in Tessera’s development of low-cost, miniaturized imaging solutions for high-volume consumer optics applications, such as camera phones, next-generation DVD players and automotive applications. Tessera acquired Digital Optics with the intent of furthering its core manufacturing business and of extending its technology and intellectual property in building a larger technology-licensing business in micro-optics for the consumer optics industry. These factors contributed to a purchase price in excess of the fair value of the underlying net tangible and intangible assets acquired from Digital Optics and, as a result, the Company has recorded goodwill in connection with this transaction.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Under the terms of the agreement, Digital Optics became a wholly owned subsidiary of Tessera in a transaction accounted for using the purchase accounting method. The purchase price of $59.8 million includes cash of $58.6 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $1.2 million. In allocating the purchase price based on fair values, the Company recorded $31.7 million in net tangible assets, consisting of inventory, property and equipment and various assumed assets and liabilities, $16.9 million in identified intangible assets and $11.2 million in goodwill. There was no acquired in-process research and development.

Shellcase, Ltd.

In December 2005, Tessera completed its purchase of certain intellectual property and related assets of Shellcase, Ltd. (“Shellcase”), an Israeli company for approximately $34.7 million. Shellcase was engaged in developing, manufacturing and marketing advanced packaging technologies for microelectronic integrated circuits. This acquisition enabled the Company to enter into the consumer optical market. Approximately $6.9 million of the purchase price has been allocated to amortizable intangible assets consisting of existing patented technology and trade names with estimated useful lives of 10 years. Goodwill recognized in the transaction totaled $24.2 million, none of which is deductible for tax purposes.

North Corporation

In May 2005, Tessera entered into a number of agreements with North Corporation (“North”), which included the acquisition of ownership of all United States patents and patent applications filed by North, joint ownership of patents and applications filed in other jurisdictions and the right to sublicense certain other patents owned by North, for approximately $6.1 million. Tessera has recorded these patents and license rights as identified intangible assets, and is amortizing them over their respective useful lives, which is estimated at 15 years.

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

NOTE 8 – GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The allocation of goodwill to segments and the changes to the carrying value from January 1, 2006 through December 31, 2007 is reflected below (in thousands):

	Intellectual Property	Product and Service	Total
January 1, 2006	$24,154	$—	$24,154
Goodwill acquired through the Digital Optics acquisition	—	11,229	11,229
Goodwill adjustments	42	—	42

December 31, 2006	$24,196	$11,229	$35,425
Goodwill adjustments	—	64	64

December 31, 2007	$24,196	$11,293	$35,489

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Identified intangible assets consisted of the following (in thousands):

	Average Life	December 31, 2007			December 31, 2006
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(Years)
Acquired patents	7-15	$14,586	$(2,184)	$12,402	$11,273	$(888)	$10,385
Existing technology	5-10	39,161	(5,331)	33,830	13,400	(1,127)	12,273
Trade name	10	3,320	(483)	2,837	3,320	(151)	3,169
Customer contracts	4	1,900	(673)	1,227	1,900	(198)	1,702
Non-competition agreements	2	1,400	(596)	804	—	—	—
Assembled workforce	4	300	(64)	236	—	—	—

		$60,667	$(9,331)	$51,336	$29,893	$(2,364)	$27,529

Amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $7.0 million, $2.1 million and $236,000, respectively.

As of December 31, 2007, the estimated future amortization expense of intangible assets is as follows (in thousands):

2008	$7,555
2009	6,959
2010	6,657
2011	6,307
2012	5,896
Thereafter	17,962

$51,336

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net income	$45,138	$61,351	$31,449
Denominator:
Weighted average common shares outstanding	47,873	46,455	44,020
Less: Unvested common shares subject to repurchase	(307)	(353)	(17)

Total shares—basic	47,566	46,102	44,003
Effect of dilutive securities
Stock awards and warrants	966	1,930	3,713
Restricted stock	105	353	17

Total shares—diluted	48,637	48,385	47,733

Net income per common share—basic	$0.95	$1.33	$0.71

Net income per common share—diluted	$0.93	$1.27	$0.66

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted shares that are subject to repurchase. Diluted net income per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted shares and the incremental common shares issuable upon the exercise of stock options and warrants, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid in capital.

For the year ended December 31, 2007, approximately 1,383,000 million options to purchase common stock were excluded from the computation of diluted net income per share as they were anti-dilutive. For the years ended December 31, 2006 and 2005, a total of 1,757,000 million and 570,000 options to purchase common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. The Company repurchased 15,000 shares of common stock at an average price of $36.21 per share for a total cost of $544,000 under the plan in the year ended December 31, 2007. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2007, the total amount available for repurchase was $99.5 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Preferred stock

In August 2003, the Company’s stockholders approved an amendment and restatement of the Company’s Restated Certificate of Incorporation. Under the Restated Certificate of Incorporation, the Company authorizes 10,000,000 shares of $0.001 par value preferred stock. There were no shares of preferred stock issued as of December 31, 2007.

Preferred and common stock warrants

On May 5, 1999, the Company issued a warrant to purchase 21,588 shares of Series C Preferred Stock at an exercise price of $7.50 per share, in connection with an existing lease arrangement. The warrant expired the earlier of 2009 or 5 years following a qualified public offering. Upon completion of the initial public offering on November 13, 2003, this warrant converted into a common stock warrant. During the secondary public offering in 2004, 21,290 shares were exercised. As of December 31, 2007, 298 shares were exercisable.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of December 31, 2007, there were no shares reserved for grant under these plans.

The 2003 Plan

In February 2003, the board of directors adopted and the Company stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options and restricted stock awards granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. The 2003 Plan permits the granting of restricted stock either alone, in addition to, or in tandem with any options granted thereunder. As of December 31, 2007, there were 1,699,000 shares reserved for grant under this plan.

As of December 31, 2007, only the cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the activity is presented below (in thousands, except years and per share amounts):

			Shares Outstanding
	Shares Available For Grant	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2004	1,745	6,618	$7.50
Restricted stocks granted	(87)	—	—
Options granted	(1,112)	1,112	33.71
Options exercised	—	(2,786)	4.01
Option forfeited / expired	164	(164)	19.59

Balance at December 31, 2005	710	4,780	$15.22
Additional shares authorized	3,300	—	—
Restricted stock granted	(331)	—	—
Restricted stock cancelled	37	—	—
Options granted	(1,265)	1,265	26.57
Options exercised	—	(1,685)	6.03
Option forfeited / expired	172	(172)	17.77

Balance at December 31, 2006	2,623	4,188	$22.25
Restricted stock granted	(237)	—	—
Restricted stock cancelled	64	—	—
Options granted	(1,142)	1,142	37.89
Options exercised	—	(1,145)	16.22
Options forfeited / expired	391	(391)	26.76

Balance at December 31, 2007	1,699	3,794	$28.31	7.61	$50,576

Vested and expected to vest at December 31, 2007		3,631	$28.10	7.56	$49,155

Exercisable at December 31, 2007		1,645	$22.76	6.37	$31,021

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2007 (number of shares in thousands, except years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.85 - $17.75	796	5.17	$9.67	578	$8.25
$17.84 - $28.21	765	7.56	24.88	393	22.60
$28.63 - $34.52	787	7.72	32.69	349	32.64
$34.78 - $37.21	846	9.29	36.81	133	36.41
$37.34 - $44.27	600	8.37	39.67	192	39.29

$0.85 - $44.27	3,794	7.61	$28.31	1,645	$22.76

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Stock Awards

Information with respect to outstanding restricted stock awards as of December 31, 2007 is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted average grant-date fair value per share
Unvested at December 31, 2005	94	$35.47
Awards granted	331	31.57
Awards vested	(35)	32.33
Awards cancelled/forfeited	(37)	32.20

Unvested at December 31, 2006	353	$32.46
Awards granted	237	38.59
Awards vested	(92)	33.32
Awards cancelled/forfeited	(64)	33.90

Unvested at December 31, 2007	434	$35.41

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

As of December 31, 2007, there were 550,000 shares reserved for grant under the ESPP.

NOTE 11 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation expenses for the year ended December 31, 2007 and 2006 is as follows (in thousands):

	December 31,
	2007	2006
Cost of revenues	$2,200	$2,924
Research, development and other related costs	2,629	1,023
Selling, general & administrative	13,270	11,421

Total stock-based compensation	$18,099	$15,368
Tax effect on stock-based compensation expenses	(5,380)	(4,352)

Net effect on net income	$12,719	$11,016

The stock-based compensation expenses categorized by various equity components for the year ended December 31, 2007 and 2006 is summarized in the table below (in thousands):

	December 31,
	2007	2006
Employee stock options	$12,764	$12,022
Restricted stock awards	4,618	2,468
Employee stock purchase plan	717	878

Total stock-based compensation expenses	$18,099	$15,368

During the years ended December 31, 2007, 2006 and 2005, the Company granted 1,142,000, 1,265,000 and 1,112,000 stock options, respectively. The 2007, 2006 and 2005 estimated per share fair value of those grants is $13.49, $15.75 and $17.52, respectively, before estimated forfeitures.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $18.4 million, $12.2 million and zero, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2007, 2006 and 2005 was $3.1 million, $1.1 million and $0.1 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $29.1 million, $45.2 million and $85.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2007, the unrecognized stock-based compensation balance after estimated forfeitures related to stock options was $22.6 million to be recognized over an estimated weighted average amortization period of 2.5 years and $11.8 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 2.7 years. As of December 31, 2006, the unrecognized stock-based compensation balance related to stock options was $20.2 million after estimated forfeitures and $8.9 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 4.0 years.

Modifications

From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from 90 days from employment termination date to the termination of the consulting agreement. As a result of modifications related to five former employees, the Company incurred $3.1 million, zero and zero for the years ended December 31, 2007, 2006, and 2005, respectively.

The following table summarizes the expenses prior to the adoption of the SFAS No. 123(R) (in thousands, except per share amounts):

Year Ended December 31, 2005
Net income—as reported	$31,449
Plus: Stock-based employee compensation expense determined under APB Opinion No. 25, included in reported net income, net of tax	21
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(15,048)

Pro forma net income	$16,422

Basic net income per share:
As reported	$0.71
Pro forma	$0.37
Diluted net income per share:
As reported	$0.66
Pro forma	$0.34

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of stock-based awards. The Company determines the assumptions regarding its expected life, volatility and risk-free interest rate. The volatility assumption is based on the blended volatility approach consisting of a combination of the Company’s historical volatility and the volatility of industry peers, as the Company has insufficient historical data concerning the volatility of its common stock, with the exception of ESPP. The fair value of each option

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

grant is estimated on the date of grant using the Black-Scholes option pricing model and the expense is recognized on a straight-line basis.

The following assumptions were used to value the options granted:

	Years Ended December 31,
	2007	2006	2005
Expected life (years)	4.0	4.0	4.0
Risk-free interest rate	3.9 - 4.4%	4.9%	3.9%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	28.4 – 46.8%	53.0%	64.3%

The following assumptions have been used to value the ESPP shares:

	Years Ended December 31,
	2007	2006	2005
Expected life (years)	0.5 - 1.5	2.0	2.0
Risk-free interest rate	4.5 - 5.2%	4.9%	3.9%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	31.8 - 39.0%	41.5%	38.3%

For the years ended December 31, 2007, 2006 and 2005, an aggregate of 75,000, 73,000 and 72,000 common shares, respectively, were purchased pursuant to the ESPP.

NOTE 12 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contribution under the 401(k) plan. During the years ended December 31, 2007, 2006 and 2005, the Company contributed approximately $547,000, $273,000 and $100,000, respectively, to the Plan.

NOTE 13 – INCOME TAXES

Income before income taxes includes income from foreign operations was $78.1 million, $105.5 million and $49.1 million for fiscal 2007, 2006 and 2005, respectively.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The provision for income taxes consisted of the following (in thousands):

	2007	2006	2005
Current:
United States federal	$25,561	$30,951	$—
Foreign	655	—	—
State and local	6,572	7,614	67

Total current	32,788	38,565	67

Deferred:
United States federal	(2,061)	652	11,694
Foreign	(3,641)	—	—
State and local	(203)	369	1,802

Total deferred	(5,905)	1,021	13,496

Foreign withholding tax	6,060	4,557	4,116

Provision for income taxes	$32,943	$44,143	$17,679

As of December 31, 2007, the Company had deferred tax assets of $18.2 million, net of a tax valuation allowance of $1.3 million related to a foreign jurisdiction that the Company believes to be more likely than not realizable. During 2007, the deferred tax assets increased from approximately $17.3 million to $18.2 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$12,600	$13,045
Research tax credit	567	623
Expenses not currently deductible	6,100	3,734
Capitalized research and development costs	244	424

Gross deferred tax assets	19,511	17,826
Valuation allowance	(1,283)	(482)

Net deferred tax assets	$18,228	$17,344

Deferred tax liabilities
Acquired intangible assets, foreign	$(7,747)	$—

Total deferred tax liabilities	$(7,747)	$—

Net deferred tax assets	$10,480	$17,344

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2007	2006	2005
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	5.4	5.6	5.8
Stock-based compensation	1.5	1.6	—
Research tax credit and other	-8.7	-7.1	-13.6
Foreign withholding tax	8.6	4.3	8.4
Foreign losses not benefited	4.5	1.9	—
Change in foreign tax rate (1)	-3.0	—	—
Others	-1.1	0.5	0.3

Total	42.2%	41.8%	35.9%

(1)	During 2007, the Company recorded a reduction in deferred tax liabilities totaling $2.4 million, or tax rate effect of -3.0% when a foreign jurisdiction reduced its corporate tax rate.

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $30.5 million and state net operating loss carryforwards of approximately $14.6 million. All of the federal and state net operating loss carryforwards are carried over from the acquired entity, Digital Optics Corporation. The principal difference between the federal and state net operating loss carryforwards is attributable to the capitalization of research and development costs for state purposes. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2016, and will continue to expire through 2024. In addition, the Company has research tax credit carryforwards of approximately $7.2 million for federal purposes, which will start to expire in 2008, and approximately $3.0 million for state purposes, which will not expire. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and tax credit carryforwards that can be utilized annually in the future to offset taxable income.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized an increase of approximately $3.2 million in the liability for unrecognized tax benefits and a decrease in the deferred tax asset of the same amount. Therefore upon implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007 opening balance of retained earnings. As of December 31, 2007, unrecognized tax benefits approximated $3.2 million, all of which would affect the effective tax rate if recognized. As of December 31, 2007, changes to unrecognized tax benefits that are reasonably possible in the next 12 months are not material.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The reconciliation of our unrecognized tax benefits for the year ended December 31, 2007 is as follows (in millions):

Total unrecognized tax benefits—January 1, 2007	$3.2
Gross increases and decreases due to settlements or tax positions taken in current and prior periods	—
Gross increases and decreases due to lapses in applicable statues of limitations	—

Total unrecognized tax benefits—December 31, 2007	$3.2

The Company adopted a policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the year ended December 31, 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits. At December 31, 2007, the 1993 through 2007 tax years were open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2011. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $1.0 million, $0.7 million and $0.4 million, respectively. As of December 31, 2007, future minimum lease payments are as follows (in thousands):

2008	$731
2009	730
2010	714
2011	181
Thereafter	—

$2,356

Contingencies

Tessera currently is a party to various legal proceedings. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

Tessera, Inc. v. Micron Technology, Inc. et al, Civil Action No. 02-05cv-94 (E.D. Tex.)

In July 2006, the Company entered into definitive agreements to settle its lawsuit against Micron Technology, Inc., and its subsidiaries (collectively “Micron”), and against Infineon Technologies AG (“Infineon”), and its subsidiaries including Qimonda AG (“Qimonda”), in the United States District Court for the

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Eastern District of Texas. As initially filed on March 1, 2005, and subsequently amended, this lawsuit alleged Micron’s and Infineon’s infringement of Tessera’s U.S. Patent Nos. 5,852,326, 5,679,977, 6,433,419, 6,465,893 and 6,133,627; as well as Micron’s and Infineon’s violations of federal antitrust law, Texas antitrust law, and Texas common law. On July 20, 2006, Tessera and Micron entered into a Settlement Agreement and a TCC License Agreement that resolved all outstanding litigation between them. On July 31, 2006, Tessera, Infineon and Qimonda each entered into a Settlement Agreement and TCC License Agreements that resolved all outstanding litigation between them.

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

On January 31, 2006, the Company filed a second amended complaint to add claims of breach of contract and/or patent infringement against several new defendants, including Advanced Semiconductor Engineering, Inc., ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V. (“ST NV”), STMicroelectronics, Inc. (“ST Inc.”), STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to the Company’s claims, and some of them have brought related counterclaims alleging that the Tessera patents at issue are not infringed, invalid and unenforceable and/or that Tessera is not the owner of the patents.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On September 12, 2007, the ASE, ChipMOS, Siliconware and STATS defendants (the “subcontractor defendants”) moved for a temporary restraining order and preliminary injunction to bar Tessera from filing suit, or in any manner seeking relief, outside of California against each of the subcontractor defendants, allegedly based on forum selection clauses contained in limited license agreements between Tessera and the subcontractor defendants. On September 21, 2007, Tessera opposed the motion, explaining that Tessera had not filed any action against the subcontractor defendants, and if and when it did, such action would not include any products within the scope of the subcontractor defendants’ limited licenses. The court initially granted a temporary restraining order against Tessera pending an October 23, 2007 hearing of the matter. After the hearing, on November 1, 2007, the court issued an order granting in part and denying in part the preliminary injunction requested by the subcontractor defendants. Pursuant to the order, among other things, Tessera is permitted to file a complaint against the subcontractor defendants in the ITC, or elsewhere, as to products not arguably covered by the subcontractor defendants’ limited license agreements, provided that the subcontractor defendants are given ten days’ notice of the filing and do not take the position that the products subject to the complaint are covered by their licenses. Tessera may not file any action outside of California against licensed products or products that the subcontractor defendants assert are covered by their licenses.

On February 5, 2008, Tessera filed a motion for a declaratory ruling that Tessera complied with the Court’s November 1, 2007 order and may proceed with its proposed action before the ITC against each of the subcontractor defendants. Tessera argued that it has provided notice to the subcontractor defendants of its intention to file a complaint against them in the ITC, in accordance with Judge Wilken’s November 1, 2007 order, but that the subcontractor defendants had failed to take a position as to whether or not the products implicated are covered by their licenses. Tessera sought to confirm its ability to proceed with the filing of its ITC complaint against the subcontractor defendants. On February 19, 2008, Judge Wilken granted Tessera’s motion, permitting Tessera to proceed with the filing of its ITC complaint against the subcontractor defendants.

On December 20, 2007, defendants ST Inc. and ST NV filed a motion for preliminary injunction, arguing that Tessera should be enjoined from proceeding against products of ST Inc., or which are sold from ST Inc. to ST NV, in its pending ITC action against ST NV, based on the license agreement between Tessera and ST Inc. On January 28, 2008, Judge Wilken issued an order denying the ST defendants’ motion for preliminary injunction. On February 7, 2008, the ST defendants filed a renewed motion, seeking essentially the same relief. On February 21, 2008, Judge Wilken denied the ST defendants’ renewed motion.

On January 15, 2008, the Siliconware defendants filed a motion for a temporary restraining order and preliminary injunction, this time relating to Tessera’s pending action in the ITC action against various DRAM companies and related respondents, titled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), Investigation No. 337-TA-630 (the “’630 ITC action”). On January 17, 2008, ChipMOS filed a similar motion. In their motions, Siliconware and ChipMOS argued that pursuant to their respective licenses, Tessera should be barred from proceeding in the ITC as against certain of their customers. Tessera filed oppositions to the motions, and on February 12, 2008, both the Siliconware and ChipMOS motions were denied by Judge Wilken.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On May 9, 2007, the tribunal recommended to the International Chamber of Commerce that the hearing be reset for March 31, 2008, and Tessera expects that trial is likely to go forward on or around that recommended date. The fact discovery period in the action is now completed. Tessera has submitted expert reports regarding Amkor’s infringement and damages due from Amkor, and is seeking a substantial monetary recovery from Amkor. Amkor has submitted an expert report contending that Tessera’s patents are invalid. The parties each submitted rebuttal expert reports on December 10, 2007.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

Discovery is proceeding in this case and the Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same, ITC No. 337-TA-605

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On July 11, 2007, the assigned Administrative Law Judge ordered that the “target date” for completing the ITC investigation be August 21, 2008.

On September 7, 2007, Tessera sought leave to modify the protective order in the action for the purpose of using information obtained during discovery to file a new ITC complaint against STATS ChipPAC, Ltd., ASE, Inc., Siliconware Precision Industries, Ltd., ChipMOS Technologies, Inc., and certain affiliates of those companies (“proposed respondents”). Tessera requested, in the alternative, that it be permitted leave to add the proposed respondents as parties in the existing investigation. On September 12, 2007, the proposed respondents moved to intervene in the investigation for the purpose of opposing Tessera’s motion. Tessera and the ITC staff have opposed the proposed respondents’ request. On January 2, 2008, Judge Essex ruled that Tessera would be permitted to use information obtained during discovery to file a new ITC complaint against the proposed respondents. On January 30, 2008, ASE, Inc. and STATS ChipPAC, Ltd. again moved to intervene in the action, for the purpose of consolidating Tessera’s yet-to-be filed ITC action against the proposed respondents with the current action, and extending the hearing date. Tessera has opposed this motion. The ITC has not yet ruled on the motion.

On September 12, 2007, the proposed respondents filed a motion with Judge Wilken in the Northern District of California requesting the court to enjoin Tessera from moving forward against them in the ITC on the basis of the forum selection clauses in their respective Tessera license agreements. As discussed in more detail above under Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) , Judge Wilken has ruled that Tessera may proceed in the ITC against these proposed respondents, provided that, among other things, the products implicated in the ITC complaint are not products asserted by the proposed respondents to be covered by their licenses. Any disputes involving products the proposed respondents assert are covered by their licenses would need to be resolved, at least in the first instance, in the Northern District of California.

On September 19, 2007, the ITC issued an order setting key dates for the investigation, including for the ITC hearing which was scheduled to run from February 25, 2008 to February 29, 2008. On October 17, 2007, the investigation was assigned to Administrative Law Judge Theodore Essex. The deadline for fact and expert discovery in the action has passed.

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera opposed the motion on June 21, 2007, but initially there was no ruling from the ITC. On February 22, 2008, the respondents filed a renewed motion to stay the ITC action pending completion of reexamination proceedings relating to the patents at issue, in view of actions by the PTO regarding the reexamination of these patents describe below in Reexamination Proceedings. An initial hearing of the matter was held on February 25, 2008, and Tessera further opposed the motion in writing on that date. On February 26, 2008, Judge Essex ruled that the action would be stayed in view of the pending reexamination proceedings relating to the patents at issue. Tessera is permitted to seek review of Judge Essex’s ruling staying the action with the ITC, and intends to do so.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint, and have filed a motion to stay the district court action pending completion of the concurrent ITC proceedings. The parties have agreed that the case will be temporarily stayed pending a ruling regarding the motion to stay the ITC investigation titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630

On December 7, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on January 3, 2008. The respondents are A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., Twinmos Technologies, Inc., and Twinmos Technologies USA Inc. The ITC will, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

The action had been assigned to Administrative Law Judge Bullock. On January 14, 2008, Judge Bullock issued a protective order in the action, and ground rules setting case procedures. On January 23, 2008, Judge Bullock issued an order setting the target date for completion of the investigation at April 14, 2009. On February 27, 2008, Judge Bullock ordered the trial date to be set for September 22, 2008.

With the exception of the TwinMOS respondents, all of the respondents have answered Tessera’s Complaint. On February 19, 2008, Tessera moved for an order to show cause why the TwinMOS respondents should not be found in default. Tessera is awaiting Judge Bullock’s decision regarding the motion.

Discovery in the action is underway. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:07-cv-534 (E.D. Tex.)

On December 7, 2007, the Company filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., Twinmos Technologies, Inc., and Twinmos Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

The defendants have not yet answered Tessera’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, have filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution of the ‘630 ITC action. Tessera has not opposed the motions to stay. Tessera has filed a motion seeking to find the TwinMOS Technologies USA Inc. in default. On February 25, 2008, the district court granted the defendants’ motion to stay the action.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the inter partes reexaminations, on February 15, 2008, the PTO issued a second Official Action maintaining the rejections of 25 of the 66 claims in the ‘893 patent, and also maintaining the affirmance of two of the claims as patentable. On February 19, 2008, the PTO issued a second Office Action maintaining the rejections in the ‘419 patent, rejecting 23 of 29 claims of the patent. Tessera will have the opportunity to respond to the PTO’s second actions in regard to each patent.

In the ex parte reexaminations, on February 12, 2008, the PTO issued decisions merging the three reexaminations of the ‘977 patent and also merging the two reexaminations of the ‘627 patent. A first Official Action was issued by the PTO on February 21, 2008 in the reexamination of the ‘326 patent, rejecting 14 of 29 claims of that patent. A first Official Action was mailed February 22, 2008 in the reexamination of the ‘666 patent, which rejected 5 of 25 claims in that patent. Tessera will have an opportunity to respond to the first Official Action regarding each of the ‘326 and ‘666 patents in the normal course of the reexaminations.

The patents that are subject to these reexamination proceedings are some of the key patents in Tessera’s portfolio, and claims that have been rejected in the current office actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described above, in which the patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and August 7, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. The EPO continues to consider STM’s opposition of the EP672 Patent. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

We have two reportable segments: Intellectual Property and Product and Service. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

Our Intellectual Property segment is primarily composed of our Licensing Business and our Emerging Markets and Technologies Group. Our Licensing Business is focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and imaging and micro-optics technologies for the consumer optics industry. Key functions of this division include licensing, intellectual property management and marketing. Our Emerging Markets and Technologies Group focuses on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials. The Emerging Markets and Technologies Group is also focused on long-term growth opportunities through new partnerships, ventures and acquisitions of complementary technology.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Our Product and Service segment is composed primarily of our Product Division, where small form factor micro-optics are sold to the consumer optics industry from our wafer-based optics technology which utilizes semiconductor processes and equipment, and our Service Division, which performs key research and development and drives our production development services revenues. This segment addresses the challenges of electronic products miniaturization from a system perspective and wafer-level optics, through the use of consumer optics technologies, the dense interconnection of components, and extensive use of three-dimensional packaging technologies.

The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Company’s President and Chief Executive Officer. The CODM assesses the performance of the reportable segments using information about its revenue and operating income (loss) before interest and other income and income taxes. The CODM is not presented with financial information for each division and the CODM does not evaluate each division separately from the reportable segments when evaluating the operating performance of the business.

The Company does not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there is none to report. The Company does not allocate other income and expense to reportable segments. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth the Company’s segment revenue, operating expenses and operating income (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenues:
Intellectual Property Segment	$161,196	$182,763	$78,199
Product and Service Segment	34,492	25,963	16,501
Corporate Overhead	—	—	—

Total revenues	195,688	208,726	94,700

Operating expenses:
Intellectual Property Segment	60,714	52,427	18,706
Product and Service Segment	35,786	30,187	14,710
Corporate Overhead	33,048	27,117	15,711

Total operating expenses	129,548	109,731	49,127

Operating income (loss)
Intellectual Property Segment	100,482	130,336	59,493
Product and Service Segment	(1,294)	(4,224)	1,791
Corporate Overhead	(33,048)	(27,117)	(15,711)

Total operating income	$66,140	$98,995	$45,573

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the United States, principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the three years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
United States	$45,725	$74,998	$40,757
Japan	41,463	30,881	26,951
Korea	40,825	25,091	24,553
Germany	34,291	59,779	—
Asia	26,333	11,175	2,439
Europe	6,716	6,553	—
Other	335	249	—

Total	$195,688	$208,726	$94,700

For 2007, 2006 and 2005, net property and equipment are presented below by geographical area (in thousands):

	December 31,
	2007	2006	2005
United States	$26,569	$22,384	$5,115
Israel	1,917	2,321	3,636
Japan and other	957	—	—

Total	$29,443	$24,705	$8,751

NOTE 16 – RELATED PARTY TRANSACTIONS

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek. In December 2007, the Company invested in NemoTek S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. The total investment by the Company in NemoTek is approximately $0.5 million and represents less than a 10 percent holding in NemoTek. Revenue from NemoTek represented approximately 2 percent of the total revenue in the year ended December 31, 2007. The amount due from NemoTek as of December 31, 2007 was $1.5 million.

From November 2005 through April 2007, the Company engaged in consulting services with a company which is owned 100% by one of the Company’s employees. For the year ended December 31, 2007, the Company recognized approximately $0.3 million of consulting expenses. For the years ended December 31, 2006 and 2005, the Company recognized approximately $2.2 million and $0.7 million, respectively, of consulting expenses. At December 31, 2007, 2006 and 2005, the Company had an outstanding payable balance of zero, $45,000 and $0.1 million, respectively.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 17 – SUBSEQUENT EVENTS

In January 2008, the Company completed its acquisition of FotoNation, a leading provider of embedded imaging solutions for digital still camera and mobile phone applications. As a result of the acquisition, FotoNation became a wholly owned subsidiary of the Company. Under the terms of the agreement, the Company paid $29 million in net cash with up to $10 million of additional consideration, contingent upon achievement of certain milestones over one year. The Company will account for the acquisition using the purchase method of accounting.

On February 19, 2008, Tessera, Inc. (“Tenant”), a Delaware corporation and wholly-owned subsidiary of Tessera Technologies, Inc. (the “Company”), entered into a seven-year Office Lease with Carr Orchard Park, L.L.C. (“Landlord”) pursuant to which Tenant will lease approximately 61,000 square feet of office space located in San Jose, California (“Lease Agreement”), which will be the Company’s new headquarters starting the third quarter of 2008. The initial term of the Lease Agreement will commence on July 1, 2008. Under the Lease Agreement, Tenant is required to pay an initial base rent of $21.00 per square foot per year, increasing to $26.52 per square foot by the final year of the initial term, as well as Tenant’s proportionate share of certain building operating costs and taxes and management fee. Subject to the conditions and terms of the Lease Agreement, Tenant has the option to extend the term of the Lease Agreement for two consecutive terms of five years each.

As of February 25, 2008, $25.6 million of the Company’s auction rate municipal bonds, all having investment grade credit ratings and all substantially were backed by pools of student loans guaranteed by the Federal Family Education Loan Program, have failed to reset. Under contractual terms, the issuer is obligated to pay the default interest rate which is punitive in nature should an auction to set the applicable interest rate fail. Our ability to liquidate and fully recover the carrying value of these auction-rate municipal bonds in the near term may be limited or not exist until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have been called and the issuer redeems the issue. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements in 2008. We do not believe the auction failures will materially impact our ability to fund our working capital and operations needs.

(2)    Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts Years Ended December 31, 2007, 2006 and 2005

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts(*)	Balance at End of Year
	(In thousands)
Deferred income tax asset
Valuation allowance
2005	$18,204	$29,407	$—	$47,611
2006*	47,611	470	(47,599)	482
2007	482	801	—	1,283

(*)	In 2006, a decrease in the valuation allowance of $47.6 million was due to the removal of deferred income tax assets arising from unrealized excess tax benefits from stock-based awards and their related valuation allowance, in connection with the adoption of SFAS 123(R).

(3)    Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

Exhibit Number	Exhibit Title

2.1	Asset Purchase Agreement, dated October 31, 2005, by and between Tessera Technologies, Inc. and Shellcase, Ltd. (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on November 1, 2005, and incorporated herein by reference)

2.2	Agreement and Plan of Merger, dated as of July 7, 2006, among Tessera Technologies, Inc., Dalton Acquisition Corp., Digital Optics Corporation and Carolinas Capital Corp. (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on July 10, 2006, and incorporated herein by reference)

2.3	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporate herein by reference)

2.4	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent.

3.1*	Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws, as amended on February 7, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 12, 2008, and incorporated herein by reference)

4.1*	Specimen Common Stock Certificate

4.2*	Registration Rights Agreement, dated as of January 31, 2003, by and among registrant and the stockholders party thereto

4.3*	Warrant to purchase 6,666 shares of Series E 10% Cumulative Convertible Preferred Stock, issued on December 15, 1999 to Transamerica Business Credit Corp.

4.4*	Form of warrants to purchase an aggregate of 251,987 shares of Common Stock, issued on February 4, 2000 and July 1, 2000.

10.1*	Form of Indemnification Agreement between registrant and each of its directors and executive officers

10.2*+	1991 Stock Option Plan

10.3*+	Amended and Restated 1996 Stock Plan

10.4*+	1999 Stock Plan

10.5+	Third Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on May 23, 2006, and incorporated herein by reference)

10.6+	Amendment to Tessera Technologies, Inc. Third Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q, filed on May 11, 2007, and incorporated herein by reference)

10.7*+	2003 Employee Stock Purchase Plan

10.8†*	TCC Master License Agreement, dated as of July 7, 1994, by and between Tessera, Inc. and Hitachi Limited.

10.9†*	Addendum to TCC Master License Agreement, dated as of January 31, 1997, by and between Tessera, Inc. and Hitachi Limited.

Exhibit Number	Exhibit Title

10.10†*	Letter Amendment to TCC Master License Agreement, dated as of September 23, 2002, by and between Tessera, Inc. and Hitachi Limited.

10.11*	Letter Amendment to TCC Master License Agreement, dated as of February 18, 2003, by and between Tessera, Inc. and Hitachi Limited.

10.12†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation

10.13*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation

10.14†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.15†*	TCC License Agreement, dated as of May 17, 1997, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.16†*	First Addendum to Limited TCC License Agreement, dated as of November 4, 1998, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.17*	Second Addendum to TCC License Agreement, dated as of June 1, 2001, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.18†*	TCC Patent License Agreement, dated as of January 22, 2003, by and between Tessera, Inc. and Seiko Epson Corporation

10.19†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.20†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

10.21†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments, Inc.

10.22†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

10.23+	Restricted Stock Award Agreement, dated as of December 13, 2004, by and between registrant and Robert Boehlke (filed as Exhibit 4.1 to registrant’s Current Report on Form 8-K, filed on December 16, 2004, and incorporated herein by reference)

10.24+	Employment Offer Letter, dated as of December 20, 2004, by and between registrant and Al Joseph (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on December 23, 2004, and incorporated herein by reference)

10.25+	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2005 and incorporated herein by reference)

10.26	Restated TCC License Agreement, dated as of January 1, 2005, by and between Tessera Technologies, Inc. and Samsung Electronics Co., Ltd., (filed as Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2005 and incorporated herein by reference)

10.27+	Employment Letter, dated January 25, 2005, by and between registrant and C. Liam Goudge (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on April 11, 2005, and incorporated herein by reference)

10.28+	Employment Letter, dated February 2, 2006, by and between registrant and Michael Bereziuk (filed as Exhibit 10.1 to registrant’s Current Report on form 8-K, filed on March 3, 2006, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.29	TCC License Agreement, dated July 21, 2006, among Tessera Technologies, Inc, and certain of its affiliates and Micron Technology, Inc. and certain of its affiliates (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on July 21, 2006, and incorporated herein by reference)

10.30	TCC License Agreement, dated as of July 1, 2006, by and between Tessera Technologies, Inc. and Infineon Technologies AG (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

10.31	TCC License Agreement, dated as of July 1, 2006, by and between Tessera Technologies, Inc. and Qimonda AG (filed as Exhibit 10.2 to registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

10.32+	Employment Letter, dated August 7, 2006, by and between Tessera, Inc. and Charles A. Webster (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on August 29, 2006, and incorporated herein by reference)

10.33+	Tessera Technologies, Inc. 2007 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to registrant’s Definitive Proxy Statement, filed on April 5, 2007 and incorporated herein by reference)

10.34+	Form of Change in Control Severance Agreement with registrant’s executive officers (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on February 12, 2008, and incorporated herein by reference)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been granted as to certain portions of this agreement.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

**	Filed as Exhibit 10.24 to Tessera, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-45190), filed on September 5, 2000, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2008

TESSERA TECHNOLOGIES, INC.

By:	/S/ BRUCE M. MCWILLIAMS
Bruce M. McWilliams President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE M. MCWILLIAMS Bruce M. McWilliams	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/S/ CHARLES A. WEBSTER Charles A. Webster	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/S/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	February 29, 2008

/S/ NICHOLAS E. BRATHWAITE Nicholas E. Brathwaite	Director	February 29, 2008

/S/ JOHN B. GOODRICH John B. Goodrich	Director	February 29, 2008

/S/ DAVID NAGEL David Nagel	Director	February 29, 2008

/S/ AL S. JOSEPH Al S. Joseph	Director	February 29, 2008

/S/ HENRY R. NOTHHAFT Henry R. Nothhaft	Director	February 29, 2008

/S/ ROBERT A. YOUNG Robert A. Young	Director	February 29, 2008