Form 10-Q
period 2008-03-30
TESSERA TECHNOLOGIES INC
filed 2008-05-08
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of April 27, 2008, 48,357,033 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2008

2 of 40

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$126,827	$207,158
Short-term investments	92,692	82,566
Accounts receivable, net of allowance for doubtful accounts of $60 and $60	23,554	13,464
Inventories	1,797	1,817
Deferred tax assets	5,681	5,291
Other current assets	4,196	3,544

Total current assets	254,747	313,840
Property and equipment, net	29,693	29,443
Intangible assets, net	74,539	51,336
Goodwill	42,980	35,489
Deferred tax assets	14,844	12,937
Long-term investments	36,674	—
Other assets	1,221	1,391

Total assets	$454,698	$444,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,877	$2,301
Accrued legal fees	7,344	4,789
Accrued liabilities	7,655	9,532
Deferred revenue	502	469
Income tax payable	7,378	1,274

Total current liabilities	25,756	18,365
Deferred tax liabilities	10,934	7,747
Other long-term liabilities	1,178	—
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 48,983 and 48,570 shares issued, respectively, and 48,338 and 48,555 shares outstanding, respectively	48	48
Additional paid-in capital	320,709	313,387
Treasury stock at cost: 645 and 15 shares of common stock, respectively	(10,505)	(544)
Accumulated other comprehensive loss	(1,575)	(494)
Retained earnings	108,153	105,927

Total stockholders’ equity	416,830	418,324

Total liabilities and stockholders’ equity	$454,698	$444,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3 of 40

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Royalty and license fees	$50,240	$37,456
Product and service revenues	9,111	9,363

Total revenues	59,351	46,819

Operating expenses:
Cost of revenues	4,332	4,702
Research, development and other related costs	14,153	8,353
Selling, general and administrative	35,517	16,154

Total operating expenses	54,002	29,209

Operating income	5,349	17,610
Interest and other income, net	2,834	2,758

Income before taxes	8,183	20,368
Provision for income taxes	5,957	9,274

Net income	$2,226	$11,094

Basic and diluted net income per share:
Net income per share—basic	$0.05	$0.24

Net income per share—diluted	$0.05	$0.23

Weighted average number of shares used in per share calculations—basic	48,157	47,001

Weighted average number of shares used in per share calculations—diluted	48,693	48,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4 of 40

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,226	$11,094
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,922	1,557
Amortization of intangible assets	2,347	1,301
In-process research and development	2,500	—
Loss on property and equipment	11	2
Stock-based compensation	4,493	3,681
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(8,129)	(7,401)
Inventories	20	(295)
Deferred income tax, net	—	(20)
Other assets	(263)	11,313
Accounts payable	314	(322)
Accrued legal fees	2,555	827
Accrued liabilities	(3,132)	(2,133)
Deferred revenue	33	(26)
Income tax payable	4,635	7,871

Net cash provided by operating activities	9,532	27,449

Cash flows from investing activities:
Purchases of property and equipment	(1,720)	(2,036)
Proceeds from sale of fixed assets	—	1
Purchases of short-term and long-term investments	(112,493)	—
Proceeds from maturities and sales of short-term and long-term investments	63,545	—
Acquisitions, net of cash acquired	(32,064)	(19,539)

Net cash used in investing activities	(82,732)	(21,574)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,519	3,196
Proceeds from employee stock purchase program	1,311	1,112
Repurchases of common stock	(9,961)	—

Net cash provided by (used in) financing activities	(7,131)	4,308

Net increase (decrease) in cash and cash equivalents	(80,331)	10,183
Cash and cash equivalents at beginning of period	207,158	194,076

Cash and cash equivalents at end of period	$126,827	$204,259

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

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2008 and 2007, and for the three months then ended, have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2007 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2008 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, March 30, 2008 and the prior year comparative three-month period ended on Sunday, April 1, 2007. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2008, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Operations. These reclassifications did not impact any prior amounts of reported related to consolidated financial position, results of operations or cash flows.

Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company carries available-for-sale securities at fair value in accordance with SFAS No. 157. See Note 13— “Fair Value” for disclosures related to fair value measurement.

Investments with original maturities at the date of purchase greater than three months and remaining maturities less than 12 months from the balance sheet date are classified as short-term investments. Investments with original maturities at the date of purchase greater than 12 months are classified as long-term investments. Investments consist primarily of corporate commercial paper, government agency notes, auction rate municipal bonds (“ARS”) and asset-backed securities, including mortgage-backed securities (collectively “ABS”).

At March 31, 2008 and December 31, 2007, the Company had $37.7 million and $45.4 million, respectively, of ARS and ABS recorded at fair value. Previously, ARS and ABS investments were presented as current assets under short-term investments. Given the lack of active markets for those investments, the entire amount of the Company’s ARS and ABS holdings, net of those redeemed after the quarter ended March 31, 2008, have been reclassified from short-term investments to long-term investments. Due to the lack of observable market quotes on the Company’s ARS and ABS investments, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s investments is subject to uncertainties that are difficult to predict. As of March 31, 2008, the investments held by the Company are of investment grade. The unrealized losses of $1.6 million, net of tax, related to these investments were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because the Company has the ability and intent to hold these investments to allow for recovery, and continues to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired as of March 31, 2008.

The Company’s cash equivalents, short-term and long-term investments are classified as available-for-sale and are reported at fair value at the valuation date. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest, dividends and realized gains or losses on securities are included in interest and other income, net.

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and AICPA Statement of Position 97-2, “Software Revenue Recognition” and any applicable amendments or modifications. The Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

Royalty and license fees

Royalty and license fees revenues include revenues from license fees, royalty payments and royalty payments resulting from license compliance audits. Licensees typically pay a non-refundable license fee and revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the

6 of 40

licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price the Company charges for similar services when they are sold separately. These revenues are reported as service revenues. Semiconductor manufacturers and assemblers pay on-going royalties on their production or shipment of semiconductors incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. As there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. The Company also completes compliance audits of licensees to independently verify the accuracy of the information contained in the licensees’ royalty reports.

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

Past production payments

Past production payment revenues are license and royalty settlement payments from new license agreements. Such negotiations and resolutions arise when it comes to the Company’s attention that a third party is infringing on patents or a current licensee is not paying royalties to which the Company is entitled. Past production payment revenues typically represent the portion of royalty payments received through such license negotiations and resolution of patent disputes that relates to previous periods and are based on historical production volumes.

These revenues are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant Company obligations and collectibility is reasonably assured. The Company does not recognize any revenues prior to execution of the agreement as there is no reliable basis on which the Company can estimate the amounts for royalties related to previous periods or assess collectibility.

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

Income taxes

Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities. See Note 10 — “Income Taxes” for additional details.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 10 — “Income Taxes” for additional details.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS No. 157 for fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2. See Note 13 for information and related disclosures regarding The Company’s fair value measurements.

7 of 40

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 159 for fiscal 2008. However the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the three months ended March 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” The objective of SFAS No. 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will assess the impact that SFAS No. 141R may have on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will assess the impact that SFAS No. 160 may have on our consolidated financial position, results of operations or cash flows.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$323	$454
Work in process	836	412
Finished goods	638	951

	$1,797	$1,817

Property and equipment consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Furniture and equipment	$32,682	$30,941
Land and buildings	15,606	15,151
Leasehold improvements	3,253	3,343

	51,541	49,435
Less: Accumulated depreciation and amortization	(21,848)	(19,992)

	$29,693	$29,443

Accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Employee compensation and benefits	$6,118	$7,538
Other	1,537	1,994

	$7,655	$9,532

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Unrealized losses on available-for-sale securities, net of tax	$1,575	$494

Accumulated other comprehensive loss	$1,575	$494

8 of 40

NOTE 5 – BUSINESS COMBINATIONS

FotoNation, Inc.

In February 2008, Tessera completed its acquisition of FotoNation, Inc. (“FotoNation”), a Delaware corporation and a leading provider of embedded imaging solutions for digital still camera and mobile phone applications. As a result of the acquisition, FotoNation became a wholly owned subsidiary of the Company. The Company accounted for the acquisition using the purchase method of accounting, with the results of the acquired entity included in the Intellectual Property segment as of the acquisition date. The acquisition of FotoNation enables the Company to expand its imaging and optical technologies, complementing its acquisition of Shellcase Ltd. in 2005, Digital Optics in 2006 and Eyesquad in 2007. These factors contributed to a purchase price in excess of the fair value of the underlying net tangible liabilities and intangible assets acquired from FotoNation and, as a result, the Company has recorded goodwill in connection with this transaction.

The purchase consideration of $34.9 million included a cash payment of $34.0 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $0.9 million, with up to $10.0 million of additional consideration, contingent upon achievement of certain milestones over one year from the date of acquisition. The purchase price includes $2.9 million of cash acquired. Of the purchase consideration, $10.3 million is held in escrow and is subject to forfeiture to satisfy the indemnification obligations, if any, of the former stockholders of FotoNation. The escrow will expire two years following the February 2008 closing date.

Preliminary purchase price allocation

In accordance with SFAS No. 141, “Business Combinations,” the preliminary purchase price of the acquisition is approximately $34.9 million, which has been determined as follows (in thousands):

Cash	$34,000
Transaction costs	900

Total preliminary purchase price	$34,900

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The preliminary allocation of the purchase price was based upon a preliminary valuation and estimates and assumptions used are subject to change. Based upon the fair values acquired, the purchase price allocation is as follows (in thousands):

	Amount	Estimated Useful Life
		(Years)
Net tangible liabilities:
Current assets	$4,918	N/A
Property and equipment, net	465	39
Other assets	147	N/A
Current liabilities	(1,323)	N/A
Income tax payable and other tax liabilities	(2,841)	N/A
Deferred tax liabilities, net	(1,957)	N/A

	(591)
Identified intangible assets:
Existing technology	12,000	6-8
Patents/core technology	4,600	7
Customer contracts and related relationships	8,600	9
Trade name/trademark	300	4
In-process research and development	2,500	N/A
Goodwill	7,491	N/A

	35,491

Total preliminary purchase price	$34,900

Approximately $0.6 million has been allocated to acquired net tangible liabilities consisting of income tax payable, accounts receivable, property and equipment and various assumed assets and liabilities. Approximately $25.5 million has been allocated to amortizable intangible assets acquired. A net deferred tax liability of $2.0 million was included in the allocation of the purchase price which primarily arises from the difference between the fair value of intangible assets and the foreign subsidiary’s tax basis on these assets.

In-process research and development of $2.5 million was expensed upon acquisition as it represents incomplete FotoNation research and development projects that had not reached technological feasibility and had no alternative future use as of the date of the acquisition.

Eyesquad GmbH

In February 2007, Tessera completed its acquisition of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and operated in Israel. Eyesquad developed and designed digital auto-focus and optical zoom solutions for camera phones and other electronic products that integrate cameras. This acquisition enabled the Company to provide a complete optical product offering to complement its acquisition of Shellcase Ltd. in 2005 and Digital Optics in 2006. The Company accounted for this transaction as an asset acquisition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and Emerging Issue Task Force (“EITF”) 98-3, “Determining Whether a Non Monetary Transaction Involves Receipt of a Productive Asset or a Business.”

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

9 of 40

Digital Optics Corporation

In July 2006, Tessera completed its acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation, a leader in the development and design of micro-optical solutions. In March 2007, the legal name of Digital Optics was changed to Tessera North America, Inc. The Digital Optics personnel and key technology became components in Tessera’s development of low-cost, miniaturized imaging solutions for high-volume consumer optics applications, such as camera phones, next-generation DVD players and automotive applications. Tessera acquired Digital Optics with the intent of furthering its core manufacturing business and of extending its technology and intellectual property in building a larger technology-licensing business in micro-optics for the consumer electronics industry. These factors contributed to a purchase price in excess of the fair value of the underlying net tangible and intangible assets acquired from Digital Optics and, as a result, the Company recorded goodwill in connection with this transaction.

Under the terms of the agreement, Digital Optics became a wholly owned subsidiary of Tessera in a transaction accounted for using the purchase method of accounting. The purchase price of $59.8 million includes cash of $58.6 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $1.2 million. In allocating the purchase price based on fair values, the Company recorded $31.7 million in net tangible assets, consisting of inventory, property and equipment and various assumed assets and liabilities, $16.9 million in identified intangible assets and $11.3 million in goodwill.

North Corporation

In February 2007, the Company purchased remaining interests in all patent assets and applications, trademark assets and certain license agreements along with certain tangible assets from North Corporation (“North”), for $1.7 million. Tessera has recorded these patents, trademark and license rights as identified intangible assets, and is amortizing them over their respective useful lives, which is estimated at approximately 13 years.

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

The allocation of goodwill to segments and the change to the carrying value is reflected below (in thousands):

	Intellectual Property	Product & Service	Total
December 31, 2007	$24,196	$11,293	$35,489
Goodwill acquired through the FotoNation, Inc. acquisition	7,491	—	7,491

March 31, 2008	$31,687	$11,293	$42,980

Identified intangible assets consisted of the following (in thousands):

	Average Life (Years)	March 31, 2008			December 31, 2007
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	7-15	$19,236	$(2,603)	$16,633	$14,586	$(2,184)	$12,402
Existing technology	5-10	51,161	(6,734)	44,427	39,161	(5,331)	33,830
Trade name	4-10	3,620	(576)	3,044	3,320	(483)	2,837
Customer contracts	4-9	10,500	(911)	9,589	1,900	(673)	1,227
Non-competition agreements	2	1,400	(771)	629	1,400	(596)	804
Assembled workforce	4	300	(83)	217	300	(64)	236

		$86,217	$(11,678)	$74,539	$60,667	$(9,331)	$51,336

Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $2.3 million and $1.3 million, respectively.

As of March 31, 2008, the estimated future amortization expense of purchased identified intangible assets is as follows (in thousands):

2008 (remaining 9 months)	$8,415
2009	10,624
2010	10,322
2011	9,973
2012	9,496
Thereafter	25,709

$74,539

10 of 40

NOTE 7 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$2,226	$11,094
Denominator:
Weighted average common shares outstanding	48,559	47,432
Less: Unvested common shares subject to repurchase	(402)	(431)

Total shares—basic	48,157	47,001
Effect of dilutive securities
Stock awards and warrants	468	1,317
Restricted stock	68	431

Total shares—diluted	48,693	48,749
Net income per common share—basic	$0.05	$0.24
Net income per common share—diluted	$0.05	$0.23

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

For the three months ended March 31, 2008 and 2007, options to purchase approximately 2.5 million and 0.9 million shares of common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. During the three months ended March 31, 2008, the Company repurchased 630,000 shares of common stock at an average price of $15.78 and a total cost of $10.0 million under the plan. As of March 31, 2008, the Company has repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2008, the total amount available for repurchase was $89.5 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of March 31, 2008, there were no shares reserved for grant under these plans.

The 2003 Plan

In February 2003, the board of directors adopted and the Company stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and restricted stock units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. As of March 31, 2008, there were 563,000 shares reserved for grant under this plan.

A summary of the activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2007	3,794	$28.31
Options granted	410	23.98
Options exercised	(169)	9.04
Options forfeited / expired	(28)	34.99

Balance at March 31, 2008	4,007	$28.63

11 of 40

Information with respect to outstanding restricted stock awards and units as of March 31, 2008 was as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unnvested at December 31, 2007	434	$35.41
Awards and units granted	317	38.37
Awards and units vested	(60)	36.26
Awards and units cancelled / forfeited	(1)	30.48

Unnvested at March 31, 2008	690	$36.74

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

As of March 31, 2008 and 2007, there were 703,000 and 538,000 shares, respectively, reserved for grant under the ESPP.

NOTE 9 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$105	$550
Research, development & other related costs	1,411	508
Selling, general & administrative	2,977	2,623

Total stock-based compensation	$4,493	$3,681

The stock-based compensation expenses categorized by various equity components for the three months ended March 31, 2008 and 2007 is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2008	2007
Employee stock options	$2,435	$2,618
Restricted stock awards and units	1,654	788
Employee stock purchase plan	404	275

Total stock-based compensation	$4,493	$3,681

12 of 40

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of stock-based awards. The Company determines the assumptions regarding its expected life, volatility and risk-free interest rate. The volatility assumption is based on the Company’s historical volatility. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the expense is recognized on a straight-line basis.

The following assumptions were used to value the options granted:

	Three Months Ended March 31,
	2008	2007
Expected life (in years)	4.0	4.0
Risk-free interest rate	2.6%	4.8%
Dividend yield	0.0%	0.0%
Expected volatility	59.9%	37.9%

NOTE 10 – INCOME TAXES

Income tax provision for the three months ended March 31, 2008 and 2007 was $5.9 million and $9.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The Company’s income tax provision is based on our worldwide estimated annualized effective tax rate except for jurisdictions for which a loss is expected for the year and for which no benefit can be realized for those losses. Such jurisdictions’ tax is based on actual withholding taxes for the quarter. The decrease in the income tax provision for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is primarily attributable to the decrease in pre-tax income as partially off-set by the tax effects of the non-deductible in-process research and development expense related to the acquisition of FotoNation, an increase in non-deductible stock-based compensation expense relative to pre-tax income and an increase in withholding tax on foreign income.

As of March 31, 2008 and December 31, 2007, unrecognized tax benefits determined in accordance with Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” approximated $4.5 million and $3.2 million, respectively. Included in the unrecognized tax benefits increase of $1.3 million was $1.2 million related to the FotoNation business acquisition. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $2.6 million at March 31, 2008.

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the three months ended March 31, 2008, interest and penalties related to unrecognized tax benefits were immaterial and are included in the unrecognized tax benefits. The Company does not expect any of its unrecognized tax benefits to expire within the next twelve months.

Our United States Federal and state tax returns are generally not open to examination by tax authorities for years before 2003. In the major foreign jurisdictions in which we operate, the Company is not subject to audit by the tax authorities for years prior to 2005. The Company is not currently under federal or state tax examination. We are currently under exam in Hungary for the 2005 – 2006 tax years of which the outcome is not yet known. Notwithstanding, the result is not expected to be material to our financial position, results of operations or cash flow.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. For lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2008 and 2007 amounted to $0.3 million and $0.2 million, respectively.

As of March 31, 2008, future minimum lease payments are as follows (in thousands):

2008 (remaining 9 months)	$1,874
2009	2,666
2010	2,339
2011	1,603
2012	1,478
Thereafter	4,004

$13,964

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

13 of 40

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

On February 5, 2008, Tessera filed a motion for a declaratory ruling that Tessera complied with the Court’s November 1, 2007 order and may proceed with its proposed action before the ITC against each of the subcontractor defendants. Tessera argued that it has provided notice to the subcontractor defendants of its intention to file a complaint against them in the ITC, in accordance with Judge Wilken’s November 1, 2007 order, but that the subcontractor defendants had failed to take a position as to whether or not the products implicated are covered by their licenses. Tessera sought to confirm its ability to proceed with the filing of its ITC complaint against the subcontractor defendants. On February 19, 2008, Judge Wilken granted Tessera’s motion, permitting Tessera to proceed with the filing of its ITC complaint against the subcontractor defendants, as described below.

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

On January 15, 2008, the Siliconware defendants filed a motion for a temporary restraining order and preliminary injunction, this time relating to Tessera’s pending action in the ITC action against various DRAM companies and related respondents, titled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), Investigation No. 337-TA-630 (the “‘630 ITC action”). On January 17, 2008, ChipMOS filed a similar motion. In their motions, Siliconware and ChipMOS argued that pursuant to their respective licenses, Tessera should be barred from proceeding in the ITC as against certain of their customers. Tessera filed oppositions to the motions, and on February 12, 2008, both the Siliconware and ChipMOS motions were denied by Judge Wilken.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, the Company submitted a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. On April 17, 2007, Tessera provided notice to Amkor of Tessera’s termination of the license agreement, which may allow Tessera to seek remedies for patent infringement outside of the arbitration. After a hearing on October 8, 2007, the arbitration panel determined that it will decide the effect of Tessera’s termination notice in connection with the full hearing of the case.

A seven day hearing of the case was held beginning March 31, 2008, and has now been completed. The arbitration panel ordered the parties to submit their closing briefs on May 23, 2008, and reply submissions on May 30, 2008. Closing arguments are scheduled to be held in San Francisco on June 10, 2008, and a decision is expected to be rendered by the arbitration panel thereafter. Tessera seeks a substantial monetary recovery in the action.

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

On July 11, 2007, the assigned Administrative Law Judge ordered that the “target date” for completing the ITC investigation be August 21, 2008.

On September 7, 2007, Tessera sought leave to modify the protective order in the action for the purpose of using information obtained during discovery to file a new ITC complaint against STATS ChipPAC, Ltd., ASE, Inc., Siliconware Precision Industries, Ltd., ChipMOS Technologies, Inc., and certain affiliates of those companies (“proposed respondents”). Tessera requested, in the alternative, that it be permitted leave to add the proposed respondents as parties in the existing investigation. On September 12, 2007, the proposed respondents moved to intervene in the investigation for the purpose of opposing Tessera’s motion. Tessera and the ITC staff have

14 of 40

opposed the proposed respondents’ request. On January 2, 2008, Judge Essex ruled that Tessera would be permitted to use information obtained during discovery to file a new ITC complaint against the proposed respondents. On January 30, 2008, ASE, Inc. and STATS ChipPAC, Ltd. again moved to intervene in the action, for the purpose of consolidating Tessera’s then yet-to-be filed ITC action against the proposed respondents with the current action, and extending the hearing date. Tessera has opposed this motion. The ITC has not yet ruled on the motion.

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

On March 4, 2008, Tessera filed a Request for Emergency Review with the ITC, seeking reversal of the order staying the case, and seeking reinstatement of the trial date. On March 27, 2008, the ITC issued an order reversing the stay, and requiring that the trial proceedings be reset for the earliest practicable date. On April 29, 2008, the ITC issued its confidential written opinion regarding reversal of the stay. Tessera is currently awaiting notice of the date for resuming trial.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint, and have filed a motion to stay the district court action pending completion of the concurrent ITC proceedings. The parties have agreed that the case will be temporarily stayed pending a ruling regarding the motion to stay the ITC investigation titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same . The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

The action has been assigned to Administrative Law Judge Bullock. On January 14, 2008, Judge Bullock issued a protective order in the action, and ground rules setting case procedures. On January 23, 2008, Judge Bullock issued an order setting the target date for completion of the investigation at April 14, 2009. On February 27, 2008, Judge Bullock ordered the trial date to be set for September 22, 2008.

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

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:07-cv-534 (E.D. Tex.)

On December 7, 2007, the Company filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

The defendants have not yet answered Tessera’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, have filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution of the ‘630 ITC action. Tessera has not opposed the motions to stay. Tessera has filed a motion seeking to find the TwinMOS defendants in default. On February 25, 2008, the district court granted the defendants’ motion to stay the action.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (IV)

On April 21, 2008, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The proposed respondents include Siliconware Precision Industries Co., Ltd., STATS ChipPAC, Ltd., ASE Inc. and ChipMOS Technologies, Inc., as well as several of these companies’ affiliates.

15 of 40

Tessera requests that the ITC investigate, among other things, infringement of U.S. Patent Nos. 5,679,977, 5,852,326 and 6,433,419, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products. The ITC is expected to decide whether to initiate an investigation under the complaint within 30 days after the complaint’s filing.

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

On February 15, 2008, the PTO issued a second official action maintaining the rejections of U.S. Patent No. 6,465,893. On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. On February 12, 2008, the PTO issued decisions merging the three reexaminations of U.S. Patent No. 5,679,977 with one another and also merging the two reexaminations of U.S. Patent No. 6,133,627 with one another. A first official action was issued on February 29, 2008 in the merged reexaminations of U.S. Patent No. 6,133,627, rejecting those claims subject to reexamination. A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination.

On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,433,419 specification. On March 19, 2008, Tessera filed a substantive response to such second official action. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,465,893 specification. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A response to the official action in the reexamination of U.S. Patent No. 6,133,627 was filed on April 29, 2008. The Company will have an opportunity to file substantive responses to the first official actions in the other reexaminations.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation. On May 2, 2008, the PTO granted this request.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip Semiconductor Corporation. The PTO has not yet acted on such request.

The patents that are subject to these reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that have been rejected in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described above, in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

16 of 40

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 12 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Intellectual Property segment and Product and Service segment. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

Our Intellectual Property segment is primarily composed of the Licensing Business and the Emerging Markets and Technologies Group. Our Licensing Business is focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and consumer imaging and optics technologies for the consumer optics industry. Key functions of this division include licensing, intellectual property management and marketing. Our Emerging Markets and Technologies Group focuses on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials. The Emerging Markets and Technologies Group is also focused on long-term growth opportunities through new partnerships, ventures and acquisitions of complementary technology.

Our Product and Service segment is composed primarily of our Product Division, where small form factor micro-optics are sold to the consumer optics industry from our wafer-based optics technology which utilizes semiconductor processes and equipment, and our Service Division, which performs key research and development and drives our production development services revenues. This segment involves solutions to address the challenges of electronic products miniaturization from a system perspective and wafer-level optics, through the use of consumer imaging and optics technologies, the dense interconnection of components, and extensive use of three-dimensional packaging technologies.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Intellectual Property Segment	$50,608	$37,456
Product and Service Segment	8,743	9,363
Corporate Overhead	—	—

Total revenues	59,351	46,819

Operating expenses:
Intellectual Property Segment	36,290	13,316
Product and Service Segment	8,172	9,178
Corporate Overhead	9,540	6,715

Total operating expenses	54,002	29,209

Operating income (loss)
Intellectual Property Segment	14,318	24,140
Product and Service Segment	571	185
Corporate Overhead	(9,540)	(6,715)

Total operating income	$5,349	$17,610

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

	Three Months Ended March 31,
	2008		2007
United States	$18,937	32%	$12,056	26%
Asia Pacific	25,867	44	25,134	54
Europe and other	14,547	24	9,629	20

	$59,351	100%	$46,819	100%

Two customers accounted for 15% and 14% of revenues in the three months ended March 31, 2008. For the three months ended March 31, 2007, no customers accounted for 10% or more of total revenues.

During the three months ended March 31, 2008, there were no significant changes to net property and equipment by geographical area as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

17 of 40

NOTE 13. FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company meaasures its available-for-sale securities at fair value in accordance with SFAS No. 157.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2008 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$241,226	$72,861	$130,694	$37,671

18 of 40

NOTE 14 – RELATED PARTY TRANSACTION

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek. In December 2007, the Company made an investment in NemoTek S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. The total investment by the Company in NemoTek is approximately $0.5 million and represents less than a 10 percent holding in NemoTek. Revenue from NemoTek represented approximately 2 percent of the total revenue in the year ended December 31, 2007. Revenue from Nemotek during the three months ended March 31, 2008 and amounts due from Nemotek as of March 31, 2008 were immaterial. The amount due from NemoTek as of December 31, 2007 was $1.5 million.

From November 2005 through April 2007, the Company engaged in consulting services with a company 100% owned by one of the Company’s employees. For the three months ended March 31, 2008 and 2007, the Company recognized approximately zero and $0.3 million, respectively, of consulting expenses.

NOTE 15 – SUBSEQUENT EVENT

In April 2008, Tessera entered into an agreement with Kronos Advanced Technologies, Inc. (“Kronos”), which included the acquisition of ownership of certain patents related to micro-cooling applications for $3.5 million. Tessera will record these patents as identified intangible assets and will amortize them over the estimated useful life of nine years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2007 found in our Annual Report on Form 10-K filed on February 29, 2008.

This Quarterly Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, the outcome or effects of and expenses related to litigation and capital expenditures. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Business Overview

Tessera is a developer and licensor of miniaturization technologies for the electronics industry and micro-optics technologies for the consumer optics industry. The Company provides a broad range of advanced packaging, interconnect and consumer imaging technologies which are widely adopted in high-growth markets including consumer, computing, communications, medical and defense electronics. We enable improvements in the size, performance and cost of our customers’ products by applying our expertise in the electrical, thermal and mechanical properties of semiconductor materials, and in the design and manufacturing of micro-optics for consumer optics industries. Consumer optics technologies include image sensor packaging, wafer-level camera manufacturing technology, camera assembly technology and technology for custom depth of focus, and embedded image processing solutions for digital cameras. Our intellectual property includes approximately 1,500 domestic and internationally issued patents and patent applications, covering a broad range of advanced semiconductor packaging, substrate, interconnect and consumer imaging technology.

We have two reportable segments: Intellectual Property and Product and Service. We derive the majority of our revenues from license fees and royalties associated with our semiconductor chip packaging technology, with a growing contribution from our consumer imaging technology. Our semiconductor chip packaging technology has been widely adopted and is currently licensed to more than 60 companies, including Intel Corporation, Hynix, Renesas Technology Co., Samsung Electronics Co., Ltd., Sharp Corporation, Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products that incorporate our packaging technology. As a result, our technology has been incorporated into more than 15 billion semiconductors worldwide.

Intellectual Property Technology Platforms/Portfolios

Within our Intellectual Property segment, we have the following primary technology platforms and portfolios available for licensing.

19 of 40

Advanced Packaging and Interconnect

Chip-Scale Package Technology Platforms

Tessera was a pioneer in the development of technology that allows semiconductor chips to be packaged reliably in a configuration that allows the package to be essentially the same size as the semiconductor chip. The resulting chip-scale packaging technology has been broadly licensed, and most of our licensees have developed their own proprietary packages incorporating our intellectual property. We have developed multiple CSP platforms that are included in our TCC license, and the various implementations address the specific challenges of different semiconductor applications.

Multi-Chip Package Technology Platforms

We have developed a family of three-dimensional multi-chip platforms that build upon the existing CSP infrastructure and enable further miniaturization and increased performance and functionality for a broad range of cost-sensitive, high volume applications. With multiple approaches to stacking chips vertically, Tessera provides solutions for increasing memory content in a product, or for the integration of processing capability with memory. Each platform was developed to resolve complex technical and business challenges inherent in the miniaturization of electronic products.

MicroPILR Interconnect platform

We have developed a highly innovative technology family that is designed to revolutionize the interconnect within semiconductor packages, substrates, printed circuit boards (“PCBs”) and other electronic components. Offering finer pitch, lower profile, improved reliability, greater coplanarity and competitive cost, Tessera’s MicroPILR platform has the potential to become a fundamental building block of next-generation mobile, computing and consumer electronic products as it addresses many of the technical limitations of current generation interconnect.

Consumer Imaging

We have a significant consumer imaging technology portfolio that includes technology platforms for image sensor packaging, wafer-level camera manufacturing technology, camera assembly technology, technology for custom depth of focus, and embedded image processing solutions.

Wafer-Level Package (WLP) Technology Platforms

Our WLP technologies are suitable for a variety of electronics products. The principal application to date is optical sensors, in particular complementary metal oxide semiconductor (“CMOS”) image sensors for camera-equipped mobile phones, charge-coupled device, or CCD area sensors and linear array image sensors. In the first quarter of 2008 we introduced our latest generation SHELLCASE WLP technology, SHELLCASE MVP.

Wafer-Based Optics Technology Platform

With our acquisition of Digital Optics Corporation in 2006, we acquired a wafer-based optics platform that utilizes semiconductor processes and equipment to manufacture small form factor micro-optics. We continue to develop our auto focus technologies that, when completed, will be bundled with our wafer-level optics technology platform. Our auto focus technologies will also be directly licensable to manufacturers of miniature cameras.

Other elements of our Consumer Imaging portfolio include the following OptiML technologies:

OptiML Wafer-Level Camera (“WLC”)	OptiML WLC technology makes it possible for cameras to be manufactured at the wafer level, drastically reducing the size and total bill of material cost of camera modules. As a result of these and other significant benefits, Tessera is providing the electronics industry a powerful tool for integrating cameras into a wider range of electronic products.

OptiML Focus	OptiML Focus enables high quality image taking where the image is brought into focus automatically and simultaneously. The OptiML Focus solution is based on our revolutionary micro-imaging technology that combines lens design with light digital algorithms that together result in an image which is always in focus.

OptiML UFL	OptiML UFL technology uses a combination of advanced lens design and embedded processing technology to improve low-light performance of a camera module by increasing the amount of available light by as much as 250%, greatly improving indoor image capture where low-light situations generally occur.

OptiML Zoom	OptiML Zoom is the industry’s first non-mechanical optical zoom solution, offering 3x zoom capability with superior image quality when compared to the most advanced digital zoom technologies in use today.

In February 2008, we expanded our Consumer Imaging portfolio with our acquisition of FotoNation, Inc. (“FotoNation”), a privately-owned business that develops embedded imaging solutions including red-eye correction, face tracking, smile and blink detection as well as other patented technologies. We plan to use this technology portfolio to drive differentiation in our consumer imaging business aimed principally at the wireless device market.

Our Services

Within our Product and Service segment, we provide our customers and partners with engineering, assembly and infrastructure services that we believe accelerate the adoption of our technology for a broad range of cost-sensitive, high-volume applications. We also manufacture small form factor micro-optics, using our wafer-based optics platform.

Acquisitions

We have grown our business partly through acquisitions. The impact of these acquisitions on our financial results has been included in the following discussion. In February 2008, Tessera completed its acquisition of FotoNation, a Delaware corporation. In February 2007, Tessera completed its acquisition of the assets of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and operates in Israel. In February 2007 and May 2005, the Company purchased from North Corporation all of its patents and patent applications filed in the United States and in foreign jurisdictions, trademark assets and certain license agreements along with certain tangible assets. In July 2006, Tessera completed its acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation. In December 2005, Tessera completed its purchase of certain intellectual property and related assets of Shellcase, Ltd. (“Shellcase”), an Israeli company.

20 of 40

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended March 31,
	2008	2007
Revenues:
Royalty and license fees	85%	80%
Product and service revenues	15	20

Total revenues	100	100

Operating expenses:
Cost of revenues	7	10
Research, development and other related costs	24	18
Selling, general and administrative	60	34

Total operating expenses	91	62

Operating income	9	38
Interest and other income, net	5	6

Income before taxes	14	44
Income tax provision	10	20

Net income	4%	24%

Revenues

The following table sets forth our revenues by type (in thousands, except for percentages):

	For the Three Months Ended March 31,				Increase/ (Decrease)	% Change
	2008		2007
Royalty and license fees	$50,240	85%	$37,456	80%	$12,784	34%
Product and service revenues	9,111	15	9,363	20	(252)	(3)

Total revenues	$59,351	100%	$46,819	100%	$12,532	27%

Revenues for the three months ended March 31, 2008 were $59.4 million as compared to $46.8 million for the three months ended March 31, 2007, an increase of $12.5 million, or 27%. The overall increase in the three months ended March 31, 2008 as compared to 2007 is primarily due to the increase in royalty revenue from existing customers due to royalties reported on strong forth quarter shipments, a one-time favorable royalty pricing adjustment from one of our current licensees and new license revenue primarily related to the consumer imaging technologies.

Cost of Revenues

Cost of revenues primarily relates to product and service revenue, as the cost of revenues associated with intellectual property revenues is de minimis. For the three months ended March 31, 2008, cost of revenues represented 48% of product and service revenues. For the three months ended March 31, 2007, cost of revenues represented 50% of product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues and on the mix of commercial and government revenues.

Cost of revenues for the three months ended March 31, 2008 decreased by $0.3 million, or 8%, to $4.3 million as compared to $4.7 million for the three months ended March 31, 2007. The decrease was primarily attributable to a reduction in government funded revenue.

Research, Development and Other Related Costs

Research, development and other related (“R&D”) costs for the three months ended March 31, 2008 were $14.2 million, an increase of $5.8 million, or 69%, as compared to $8.4 million for the three months ended March 31, 2007. The increase was primarily due to approximately $1.0 million increased R&D project spending, the inclusion of R&D costs related to the subsidiary acquired in February 2008 of approximately $0.6 million, an increase in the amortization expense of acquired intangible assets of $0.7 million, a one-time charge of $2.5 million related to in-process research and development acquired from the FotoNation acquisition and increased stock-based compensation of $0.9 million. R&D headcount increased from 181 at March 31, 2007 to a total of 259 at March 31, 2008.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, litigation expenses and related fees, facilities costs and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2008 were $35.5 million, an increase of $19.3 million, or 120%, as compared to $16.2 million for the three months ended March 31, 2007. The increase was primarily attributable to the increase of $16.6 million in patent litigation and legal consulting, $1.4 million in stock-based compensation and other personnel-related expense from additional headcount, $0.6 million in audit services and $0.5 million in increased marketing activities.

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

21 of 40

Stock-based Compensation

The following table sets forth our stock-based compensation expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$105	$550
Research, development and other related costs	1,411	508
Selling, general and administrative	2,977	2,623

Total stock-based compensation expenses	$4,493	$3,681

Stock-based compensation awards included employee stock options, restricted stock and employee stock purchases under our 2003 Employee Stock Purchase Plan. Stock-based compensation for the three months ended March 31, 2008, was $4.5 million, of which $2.4 million related to employee stock options, $1.7 million related to issuances of shares of restricted stock and $0.4 million related to employee stock purchases. For the three months ended March 31, 2007, stock-based compensation was $3.7 million, of which $2.6 million related to employee stock options, $0.8 million related to issuances of shares of restricted stock and $0.3 million related to employee stock purchases. The overall increase is primarily related to an increase in grants of stock awards to employees based on our compensation incentive program. Future stock-based compensation expense and unrecognized stock-based compensation will increase as we grant additional stock awards.

Interest and Other Income, Net

Interest and other income, net, was $2.8 million and $2.8 million for the three months ended March 31, 2008 and 2007. Our cash, cash equivalents and investments at March 31, 2008 were $256.2 million as compared to $204.3 million at March 31, 2007. The effect of the increased interest income from our cash and investment balances was offset by the decrease in interest rates and cash used for the acquisition of FotoNation.

Provision for Income Taxes

Our estimated effective tax rate is based on tax law in effect at March 31, 2008 and current expected income which may be affected by the closing of acquisitions or divestitures; the jurisdictions in which profits are determined to be earned and taxed; changes in estimates of credits, benefits, and deductions; the resolution of issues arising from tax audits, if any, with various tax authorities, including payment of interest and penalties; and the ability to realize deferred tax assets. The overall tax rate reflects taxes in U.S. and foreign tax jurisdictions which may change over time as the amount or mix of income and taxes changes.

Income tax provision for the three months ended March 31, 2008 and 2007 was $5.9 million and $9.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The Company’s income tax provision is based on our worldwide estimated annualized effective tax rate except for jurisdictions for which a loss is expected for the year and for which no benefit can be realized for those losses. With respect to the latter, tax is based on withholding taxes for the quarter. The decrease in the income tax provision for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is primarily attributable to the decrease in pre-tax income as partially off-set by the tax effects of the non-deductible in-process research and development expense related to the acquisition of FotoNation, an increase in non-deductible stock compensation expense relative to pre-tax income and an increase in withholding tax on foreign income.

Segment Operating Results

We have two reportable segments: Intellectual Property segment and Product and Service segment. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

Our Intellectual Property segment is primarily composed of our Licensing Business and our Emerging Markets and Technologies Group. Our Licensing Business is focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and consumer imaging and optics technologies for the consumer optics industry. Key functions of this division include licensing, intellectual property management and marketing. Our Emerging Markets and Technologies Group focuses on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials. The Emerging Markets and Technologies Group is also focused on long-term growth opportunities through new partnerships, ventures and acquisitions of complementary technology.

Our Product and Service segment is composed primarily of our Product Division, where small form factor micro-optics are sold to the consumer optics industry from our wafer-based optics technology which utilizes semiconductor processes and equipment, and our Service Division, which performs key research and development and drives our production development services revenues. This segment involves solutions to address the challenges of electronic products miniaturization from a system perspective and wafer-level optics, through the use of consumer imaging and optics technologies, the dense interconnection of components, and extensive use of three-dimensional packaging technologies.

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 12 of the Notes to Financial Statements is presented in accordance with the Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosure about Segments of an Enterprise and Related Information.” We do not present financial data to our management for each of our divisions, and our management does not evaluate each division separately from our segments when measuring the operating performance of our business.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Intellectual Property Segment	$50,608	$37,456
Product and Service Segment	8,743	9,363
Corporate Overhead	—	—

Total revenues	59,351	46,819

Operating expenses:
Intellectual Property Segment	36,290	13,316
Product and Service Segment	8,172	9,178
Corporate Overhead	9,540	6,715

Total operating expenses	54,002	29,209

Operating income (loss)
Intellectual Property Segment	14,318	24,140
Product and Service Segment	571	185
Corporate Overhead	(9,540)	(6,715)

Total operating income	$5,349	$17,610

22 of 40

The revenues and operating income amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the U.S. applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three months ended March 31, 2008, corporate overhead expenses were $9.5 million compared to $6.7 million for the three months ended March 31, 2007. The increases from the three months ended March 31, 2007 are primarily attributable to an increase in legal services, primarily related to the acquisition of FotoNation.

Intellectual Property Segment

Intellectual property revenues for the three months ended March 31, 2008 were $50.6 million as compared to $37.5 million for the three months ended March 31, 2007, which represented an increase of $13.1 million or 35%. The increase is primarily attributed to strong royalty revenue related to core technologies, a one-time favorable royalty pricing adjustment from one of our current licensees and new license revenue from the technology of the subsidiary acquired in February 2008.

Intellectual property revenues consist primarily of royalties received from our TCC licensees from two primary market segments: DRAM (Dynamic Random Access Memory) and Wireless. In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due us under their respective TCC licenses, based on several factors including volumes. The effect of the volume pricing adjustments may be to cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may be to cause, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year, some quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment. The Company has no other contracts that provide volume-based pricing adjustments.

Operating expenses for the three months ended March 31, 2008 were $36.3 million and consisted primarily of cost of revenues of $0.2 million, R&D costs of $11.8 million and SG&A costs of $24.3 million. Included in the R&D costs were $3.2 million in costs related to our R&D centers in Ireland and Romania and $3.6 million from the R&D centers in Hungary and Israel. Included in SG&A costs were $20.2 million in litigation expenses. Operating expenses for the three months ended March 31, 2008 of $36.3 million represented an increase of $23.0 million as compared to $13.3 million for the three months ended March 31, 2007, which is primarily attributable to an increase of $16.6 millions in SG&A costs and an increase of $6.5 million in R&D costs. The increase in SG&A costs is primarily due to the increase in litigation costs of $15.5 million and in personnel related expenses of $1.7 million due to increased headcount. The increase in R&D costs is primarily due to a one-time in-process R&D expense of $2.5 million, an increase in amortization of $0.7 million and an increase in personnel related costs of approximately $3.1 million.

We expect that litigation costs will continue to be a material portion of the Intellectual Property segment’s SG&A costs in future periods, and may increase significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1— Legal Proceedings, below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three months ended March 31, 2008 and 2007 was $14.3 million and $24.1 million, respectively.

Product and Service Segment

Product and Service revenues for the three months ended March 31, 2008 were $8.7 million as compared to $9.4 million for the three months ended March 31, 2007. This is a decrease of $0.6 million, or 7%, from the three months ended March 31, 2007. For the three months ended March 31, 2008, the decrease in revenues was primarily related to lower government-funded R&D programs.

Operating expenses for the three months ended March 31, 2008 were $8.2 million and consisted of costs of revenues of $4.1 million, R&D costs of $2.4 million and SG&A costs of $1.6 million. Operating expenses for the three months ended March 31, 2007 were $9.2 million, which consisted of costs of revenues of $4.4 million, R&D costs of $3.1 million and SG&A costs of $1.7 million. The decrease of $1.0 million in total operating expenses from the three months ended March 31, 2007 is primarily due to lower outside services, supplies and materials expense related to decreased activities in government projects and a decrease in stock-based compensation expense.

Operating income for the three months ended March 31, 2008 and 2007 was $0.6 million and $0.2 million, respectively.

Liquidity and Capital Resources

	As of March 31,	As of December 31,
(in thousands, except for percentages)	2008	2007
Cash and cash equivalents	$126,827	$207,158
Short-term investments	92,692	82,566
Long-term investments	36,674	—

Total cash, cash equivalents, short-term and long-term investments	$256,193	$289,724

Percentage of total assets	56%	65%

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$9,532	$27,449
Net cash used in investing activities	$(82,732)	$(21,574)
Net cash provided by (used in) financing activities	$(7,131)	$4,308

23 of 40

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $256.2 million at March 31, 2008, a decrease of $33.5 million from $289.7 million at December 31, 2007. Cash and cash equivalents were $126.8 million at March 31, 2008, a decrease of $80.4 million from $207.2 million at December 31, 2007. The decrease was primarily the result of $82.7 million net cash used in investing activities, $7.1 million net cash used in financing activities, offset by $9.5 million in cash provided by operating activities. The acquisition completed in February 2008 was the primary use of the Company’s cash during the three months ended March 31, 2008.

Net cash provided by operating activities was $9.5 million for the three months ended March 31, 2008, primarily due to net income of $2.2 million, adjusted for non-cash items of depreciation and amortization of $4.3 million, in-process R&D expense of $2.5 million, and stock-based compensation expenses of $4.5 million, an increase in income tax payable of $4.6 million and an increase in accounts payable and accrued legal of $2.9 million. Increases were partially offset by an increase in accounts receivable of $8.1 million and a decrease in accrued liabilities of $3.1 million.

Net cash provided by operating activities was $27.4 million for the three months ended March 31, 2007, primarily due to net income of $11.1 million adjusted for non-cash items of depreciation and amortization of $2.9 million, stock-based compensation expenses of $3.7 million, a decrease of $11.3 million in prepaid and other assets and an increase in income tax payable of $7.9 million. The increase was partially offset by an increase in net accounts receivable of $7.4 million and a decrease in accrued liabilities of $2.1 million.

Net cash used in investing activities was $82.7 million in the three months ended March 31, 2008, primarily related to purchases of short-term and long-term investments of $112.5 million, purchases of property and equipment of $1.7 million, consideration paid for the acquisition of a subsidiary completed in February 2008 and certain patents of $32.1 million, offset by proceeds from maturities and sales of short-term and long-term investments of $63.5 million. Net cash used in investing activities for the three months ended March 31, 2007 was $21.6 million, primarily related to the acquisitions of a subsidiary completed in the first quarter of 2007 for approximately $19.5 million and the purchase of property and equipment of $2.0 million.

The primary objective of our investment activities is to preserve principal while at the same time capturing a market rate of return without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. We invest excess cash predominantly in marketable debt securities that are of high-quality investment grade and the majority of which have effective maturities of less than two years. Our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The fair value for securities is determined based on quoted market prices as of the valuation date. We evaluate these investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value.

Our investments as of March 31, 2008 also include $37.7 million in auction rate municipal bond securities (“ARS”) and asset-backed securities, including mortgaged-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. However, we continue to earn and receive interest on these investments at the maximum contractual rate. Due to the lack of observable market quotes on the Company’s ARS and ABS investment portfolio, the Company utilizes valuation models that rely on Level 3 inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The estimated market value of the Company’s ARS and ABS holdings at March 31, 2008 is $37.7 million. The Company has recorded unrealized losses of $1.6 million, net of tax, in accumulated other comprehensive loss, net of taxes, as a reduction in stockholders’ equity, reflecting adjustments to ARS and ABS holdings with a temporary decline in value.

We continue to monitor the market for ARS and ABS and consider its impact, if any, on the fair value of our investments. If uncertainties in these credit and capital markets continue, these markets deteriorate further or the Company experiences any additional ratings downgrades on any investments in its portfolio, the Company may incur impairment charges or additional unrealized losses in other comprehensive loss, which could negatively affect the Company’s financial condition, statement of operations or cash flow. We intend and have the ability to hold these securities until the market recovers or until they reach maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that based on the Company’s current cash, cash equivalents, short-term and long-term investment balances of $256.2 million at March 31, 2008 and expected operating cash flows, the current lack of an active market in the credit and capital markets will not have a material impact on the Company’s ability to fund its operations.

Net cash used in financing activities was $7.1 million in the three months ended March 31, 2008, due to the repurchase of common stock for $10.0 million offset by $2.8 million from the issuance of common stock under our employee stock option programs and employee stock purchase plans. Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2007, resulting from the issuance of common stock under our employee stock option programs and employee stock purchase plans.

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. Repurchases may take place in the open market or through private transactions. Under the plan in the three months ended March 31, 2008, the Company repurchased 630,000 shares of common stock at a cost of $10.0 million at an average price of $15.78 per share. As of March 31, 2008, the Company has repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating Lease Obligations	$13,964	$6,879	$3,081	$4,004

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. For our facilities lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by allocating total rental payments on a straight-line basis over the lease term.

24 of 40

In accordance with Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” we have recognized approximately $4.7 million in the liability for unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2008, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, the Company invested in NemoTek with total investment by the Company in NemoTek of approximately $0.5 million, which represents less than a 10 percent holding in NemoTek. The Company plans on increasing its investment in NemoTek in 2008, not to exceed 10 percent holding. Revenue from NemoTek represented approximately 2 percent of the total revenue in the year ended December 31, 2007. Revenue from Nemotek during the three months ended March 31, 2008 and amounts due from Nemotek as of March 31, 2008 were immaterial. The amount due from NemoTek as of December 31, 2007 was $1.5 million.

Critical Accounting Estimates

With the exception of the paragraph below that discusses the impact of Financial Accounting Standards Board (“FASB”) No. 157 (“SFAS No. 157”), “Fair Value Measurements,” on our critical accounting estimates for financial instruments, during the three months ended March 31, 2008 there were no significant changes in our critical accounting estimates. For a discussion of the Company’s critical accounting policies, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Annual Report on Form 10-K, filed February 29, 2008.

Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” For further information on fair value of certain financial assets and liabilities see Note 13 of the Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of the statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 159 in the first quarter of fiscal year 2008. The adoption of the statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” The objective of SFAS No. 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will assess the impact that SFAS No. 141R may have on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will assess the impact that SFAS No. 160 may have on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2007 Annual Report on Form 10-K, filed on February 29, 2008.

25 of 40

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

On February 5, 2008, Tessera filed a motion for a declaratory ruling that Tessera complied with the Court’s November 1, 2007 order and may proceed with its proposed action before the ITC against each of the subcontractor defendants. Tessera argued that it has provided notice to the subcontractor defendants of its intention to file a complaint against them in the ITC, in accordance with Judge Wilken’s November 1, 2007 order, but that the subcontractor defendants had failed to take a position as to whether or not the products implicated are covered by their licenses. Tessera sought to confirm its ability to proceed with the filing of its ITC complaint against the subcontractor defendants. On February 19, 2008, Judge Wilken granted Tessera’s motion, permitting Tessera to proceed with the filing of its ITC complaint against the subcontractor defendants, as described below.

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

On January 15, 2008, the Siliconware defendants filed a motion for a temporary restraining order and preliminary injunction, this time relating to Tessera’s pending action in the ITC action against various DRAM companies and related respondents, titled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), Investigation No. 337-TA-630 (the “‘630 ITC action”). On January 17, 2008, ChipMOS filed a similar motion. In their motions, Siliconware and ChipMOS argued that pursuant to their respective licenses, Tessera should be barred from proceeding in the ITC as against certain of their customers. Tessera filed oppositions to the motions, and on February 12, 2008, both the Siliconware and ChipMOS motions were denied by Judge Wilken.

26 of 40

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, the Company submitted a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. On April 17, 2007, Tessera provided notice to Amkor of Tessera’s termination of the license agreement, which may allow Tessera to seek remedies for patent infringement outside of the arbitration. After a hearing on October 8, 2007, the arbitration panel determined that it will decide the effect of Tessera’s termination notice in connection with the full hearing of the case.

A seven day hearing of the case was held beginning March 31, 2008, and has now been completed. The arbitration panel ordered the parties to submit their closing briefs on May 23, 2008, and reply submissions on May 30, 2008. Closing arguments are scheduled to be held in San Francisco on June 10, 2008, and a decision is expected to be rendered by the arbitration panel thereafter. Tessera seeks a substantial monetary recovery in the action.

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

On July 11, 2007, the assigned Administrative Law Judge ordered that the “target date” for completing the ITC investigation be August 21, 2008.

On September 7, 2007, Tessera sought leave to modify the protective order in the action for the purpose of using information obtained during discovery to file a new ITC complaint against STATS ChipPAC, Ltd., ASE, Inc., Siliconware Precision Industries, Ltd., ChipMOS Technologies, Inc., and certain affiliates of those companies (“proposed respondents”). Tessera requested, in the alternative, that it be permitted leave to add the proposed respondents as parties in the existing investigation. On September 12, 2007, the proposed respondents moved to intervene in the investigation for the purpose of opposing Tessera’s motion. Tessera and the ITC staff have opposed the proposed respondents’ request. On January 2, 2008, Judge Essex ruled that Tessera would be permitted to use information obtained during discovery to file a new ITC complaint against the proposed respondents. On January 30, 2008, ASE, Inc. and STATS ChipPAC, Ltd. again moved to intervene in the action, for the purpose of consolidating Tessera’s then yet-to-be filed ITC action against the proposed respondents with the current action, and extending the hearing date. Tessera has opposed this motion. The ITC has not yet ruled on the motion.

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

On March 4, 2008, Tessera filed a Request for Emergency Review with the ITC, seeking reversal of the order staying the case, and seeking reinstatement of the trial date. On March 27, 2008, the ITC issued an order reversing the stay, and requiring that the trial proceedings be reset for the earliest practicable date. On April 29, 2008, the ITC issued its confidential written opinion regarding reversal of the stay. Tessera is currently awaiting notice of the date for resuming trial.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint, and have filed a motion to stay the district court action pending completion of the concurrent ITC proceedings. The parties have agreed that the case will be temporarily stayed pending a ruling regarding the motion to stay the ITC investigation titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same . The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

27 of 40

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

The action has been assigned to Administrative Law Judge Bullock. On January 14, 2008, Judge Bullock issued a protective order in the action, and ground rules setting case procedures. On January 23, 2008, Judge Bullock issued an order setting the target date for completion of the investigation at April 14, 2009. On February 27, 2008, Judge Bullock ordered the trial date to be set for September 22, 2008.

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

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:07-cv-534 (E.D. Tex.)

On December 7, 2007, the Company filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

The defendants have not yet answered Tessera’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, have filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution of the ‘630 ITC action. Tessera has not opposed the motions to stay. Tessera has filed a motion seeking to find the TwinMOS defendants in default. On February 25, 2008, the district court granted the defendants’ motion to stay the action.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (IV)

On April 21, 2008, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The proposed respondents include Siliconware Precision Industries Co., Ltd., STATS ChipPAC, Ltd., ASE Inc. and ChipMOS Technologies, Inc., as well as several of these companies’ affiliates.

Tessera requests that the ITC investigate, among other things, infringement of U.S. Patent Nos. 5,679,977, 5,852,326 and 6,433,419, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products. The ITC is expected to decide whether to initiate an investigation under the complaint within 30 days after the complaint’s filing.

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

On February 15, 2008, the PTO issued a second official action maintaining the rejections of U.S. Patent No. 6,465,893. On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. On February 12, 2008, the PTO issued decisions merging the three reexaminations of U.S. Patent No. 5,679,977 with one another and also merging the two reexaminations of U.S. Patent No. 6,133,627 with one another. A first official action was issued on February 29, 2008 in the merged reexaminations of U.S. Patent No. 6,133,627, rejecting those claims subject to reexamination. A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination.

On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,433,419 specification. On March 19, 2008, Tessera filed a substantive response to such

28 of 40

second official action. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,465,893 specification. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A response to the official action in the reexamination of U.S. Patent No. 6,133,627 was filed on April 29, 2008. The Company will have an opportunity to file substantive responses to the first official actions in the other reexaminations.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation. On May 2, 2008, the PTO granted this request.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip Semiconductor Corporation. The PTO has not yet acted on such request.

The patents that are subject to these reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that have been rejected in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described above, in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

We are currently involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of our key patents could significantly harm our business.

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. As more fully described in Part II, Item 1—Legal Proceedings, we are currently involved in litigation involving some of these key patents in the United States. These legal actions challenge the validity, scope, enforceability and ownership of key patents that we license to generate the substantial portion of our revenues. In addition, reexamination requests have been filed against us in the United States Patent and Trademark Office (“PTO”) with respect to certain key patent claims at issue in one or more of our litigation and arbitration proceedings, and oppositions have been filed against us with respect to key patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel all of the claims of the patent. As further described in Part II, Item 1—Legal Proceedings, the PTO recently issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in certain of our key patents. We are currently asserting these key patents and patent claims in certain of our ongoing litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the key patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain motions to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

We cannot predict the outcome of any of these proceedings or the myriad procedural and substantive motions in these proceedings. In the event that there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our key patents, or if a court or an administrative body such as the PTO limits the scope of the claims in any of our key patents, we could be prevented from enforcing or earning future revenues from our key patents, and the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license and royalties fees could significantly harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock. Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and could divert our management’s time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings historically have been protracted and complex, and we have experienced significant delays in certain of these proceedings. The complexity of our litigations, their disproportionate importance to our business compared to other companies, the propensity for delay in patent litigations, and the potential that we may lose particular motions as well as the overall litigations all could cause significant volatility in our stock price and could materially adversely affect our business and consolidated financial position, results of operations or cash flows.

We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property rights, including material litigation with existing licensees or strategic partners, which could harm our business.

In the past, we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1—Legal Proceedings, are examples of significant disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future. These existing and any future legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us and could significantly damage our relationship with the licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they subsequently fail to enter into a license agreement with us or pay for licensed technology, then it may become necessary for us to commence legal proceedings against them. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially higher than expected, which could adversely affect our operating results. Whether or not determined in our favor or settled by us, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations or cash flows. Even if we settle our legal actions, significant contingencies will exist to their final resolution, including our receipt of any payments owed and the dismissal of the legal action by the relevant court, none of which are completely within our control.

29 of 40

If we fail to protect and enforce our intellectual property rights and our confidential information, our business will suffer.

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

We also rely on trade secret laws rather than patent laws to protect other portions of our proprietary technology. However, trade secrets can be difficult to protect. The misappropriation of our trade secrets or other proprietary information could seriously harm our business. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants and customers. We cannot be certain that these contracts have not been and will not be breached, that we will be able to timely detect unauthorized use or transfer of our intellectual property, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we fail to use these mechanisms to protect our intellectual property, or if a court fails to enforce our intellectual property rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.

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

Tessera’s business relies in part on the uniform and historically consistent application of United States patent laws and regulations. Changes to these laws and regulations may occur as a result of decisions and actions of Congress, the PTO, and the courts, including the U.S. Supreme Court. Recently, certain proposals have been made to change some aspects of the patent laws and PTO rules, and the U.S. Supreme Court has decided a number of patent cases. Some of these changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or a payment of royalties. These changes or potential changes, if passed by Congress, could have a deleterious affect on our licensing program and, therefore, the royalties we earn.

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

We earn a significant amount of our revenues from a limited number of customers. For the three months ended March 31, 2008, there were two customers that each accounted for 10% or more of total revenue. For the three months ended March 31, 2007, there were no customers that accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers or if our revenues from them decline, our revenues may decrease substantially.

30 of 40

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

Our investments in adjustable rate securities and asset-backed securities, including mortgage-backed securities, are subject to risks which may cause losses and affect the liquidity of these investments.

Our investments as of March 31, 2008 include $37.7 million in auction rate municipal bond securities (“ARS”), and asset-backed securities, including mortgaged-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. A failed auction results when sell orders exceed buy orders. As of March 31, 2008, we have recorded net unrealized losses of $1.6 million in accumulated other comprehensive loss, net of tax, as a reduction in stockholders’ equity, reflecting adjustments to ARS and ABS holdings with a temporary decline in value. As a result of auction failures and thinly traded markets, our ability to liquidate and fully recover the carrying value of our ARS and ABS in the near term may be limited or not exist. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges or additional unrealized losses, and investments may be reclassified as long-term investments in our financial statements in future reporting periods. These events could negatively affect our financial condition, statement of operations or cash flow.

Future changes in, or interpretations of, financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and expense fluctuations and affect our reported results of operations.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Part I, Item 1— Financial Statements.

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

31 of 40

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

32 of 40

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through February 26, 2028. We need to develop and patent successful innovations before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

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

33 of 40

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

The international nature of our business exposes us to financial and regulatory risks that may have a negative impact on our consolidated financial position, results of operations or cash flow, and we may have difficulty protecting our intellectual property in some foreign countries.

We derive a significant portion of our revenues from licensees headquartered outside of the United States. We have also expanded our operations outside of the United States such as research and development facilities in Japan, Israel, Ireland and Romania to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

•

Fluctuations in exchange rates between the U. S. dollar and foreign currencies as our revenues are denominated in principally in U. S. dollars and a portion of our costs are based in non U. S. dollars;

•	Security concerns, including crime, political instability, terrorist activity, anti-American sentiment, armed conflict and civil or military unrest;

•	Changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment;

•	Regulatory requirements and prohibitions that differ between jurisdictions;

•	Laws and business practices favoring local companies;

•

Withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties;

•	Differing employment practices, labor issues and business and cultural factors;

•	Less effective protection of intellectual property than is afforded to us in the U. S. or other developed countries;

•	Limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers; and

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

34 of 40

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

There are numerous risks with our recent acquisitions of FotoNation, Inc., Eyesquad GmbH and Digital Optics Corporation and of certain assets from Shellcase, Ltd. and North Corporation.

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

•

Sales of the acquired businesses may be subject to different accounting treatment than our existing businesses, especially related to the recognition of revenue. This may lead to potential deferral of revenue due to new multiple-element revenue arrangements .

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

We have business operations located globally in places that are subject to natural disasters.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our locations may be subject to earthquakes, hurricanes and other natural disasters. Should a hurricane, earthquake or other catastrophe, such a fire, flood, power loss, communication failure or similar event disable our facilities, we do not have readily available alternative facilities from which we could conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, new SEC regulations and NASDAQ Stock Market rules, have created uncertainty for companies. These laws, regulations and standards are often subject to varying interpretations. As a result, their application in practice may evolve as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result of our efforts to comply with evolving laws, regulations and standards, we have increased and will likely continue to increase general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Provisions of our certificate of incorporation and bylaws or Delaware law might delay or prevent a change of control transaction and depress the market price of our stock.

Various provisions of our certificate of incorporation and bylaws might have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions eliminate cumulative voting in the election of directors, authorize the board to issue “blank check” preferred stock, prohibit stockholder action by written consent, eliminate the right of stockholders to call special meetings, limit the ability of stockholders to remove directors, and establish advance notice procedures for director nominations by stockholders and the submission of other proposals for consideration at stockholder meetings. We are also subject to provisions of Delaware law which could delay or make more difficult a merger, tender offer or proxy contest involving our company. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless specific conditions are met. Any of these provisions could have the effect of delaying, deferring or preventing a change in control, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table contains information regarding the Company’s purchase of its common stock during the current quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
February 25, 2008–March 30, 2008	630,000	$15.78	630,000	$89,514,034

Total	630,000	$15.78	630,000	$89,514,034

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

36 of 40

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

37 of 40

Item 6.	Exhibits

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2008, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on February 7, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 12, 2008, and incorporated herein by reference)

10.1	Form of Change in Control Severance Agreement with registrant’s executive officers (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on February 12, 2008, and incorporated herein by reference)

10.2	Employment Agreement, dated March 28, 2008, between Tessera Technologies, Inc. and Henry R. Nothhaft (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed April 1, 2008, and incorporated herein by reference)

10.3	Amendment to Tessera Technologies, Inc. Third Amended and Restated 2003 Equity Incentive Plan, effective March 13, 2008

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

38 of 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2008

Tessera Technologies, Inc.

By:	/s/ Charles A. Webster
Charles A. Webster
Executive Vice President and Chief Financial Officer

39 of 40

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2008, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on February 7, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 12, 2008, and incorporated herein by reference)

10.1	Form of Change in Control Severance Agreement with registrant’s executive officers (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on February 12, 2008, and incorporated herein by reference)

10.2	Employment Agreement, dated March 28, 2008, between Tessera Technologies, Inc. and Henry R. Nothhaft (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on April 1, 2008, and incorporated herein by reference)

10.3	Amendment to Tessera Technologies, Inc. Third Amended and Restated 2003 Equity Incentive Plan, effective March 13, 2008

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

40 of 40