Form 10-Q
period 2008-06-29
TESSERA TECHNOLOGIES INC
filed 2008-08-08
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

As of July 27, 2008, 48,374,996 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2008

2 of 40

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$175,142	$207,158
Short-term investments	69,111	82,566
Accounts receivable, net of allowance for doubtful accounts of $60 and $60	11,830	13,464
Inventories	1,718	1,817
Deferred tax assets	5,680	5,291
Other current assets	3,711	3,544

Total current assets	267,192	313,840
Property and equipment, net	29,859	29,443
Intangible assets, net	75,137	51,336
Goodwill	42,732	35,489
Deferred tax assets	14,919	12,937
Long-term investments	31,697	—
Other assets	5,806	1,391

Total assets	$467,342	$444,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,841	$2,301
Accrued legal fees	10,621	4,789
Accrued liabilities	10,712	9,532
Deferred revenue	696	469
Income tax payable	2,343	1,274

Total current liabilities	27,213	18,365
Deferred tax liabilities	10,934	7,747
Other long-term liabilities	1,178	—
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 49,019 and 48,570 shares issued, respectively, and 48,374 and 48,555 shares outstanding, respectively	48	48
Additional paid-in capital	331,915	313,387
Treasury stock at cost: 645 and 15 shares of common stock, respectively	(10,505)	(544)
Accumulated other comprehensive loss	(1,678)	(494)
Retained earnings	108,237	105,927

Total stockholders’ equity	428,017	418,324

Total liabilities and stockholders’ equity	$467,342	$444,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3 of 40

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Royalty and license fees	$49,944	$36,290	$100,184	$73,746
Product and service revenues	6,370	10,385	15,481	19,748

Total revenues	56,314	46,675	115,665	93,494

Operating expenses:
Cost of revenues	4,395	5,612	8,727	10,314
Research, development and other related costs	14,894	8,833	29,047	17,186
Selling, general and administrative	34,742	17,789	70,259	33,943

Total operating expenses	54,031	32,234	108,033	61,443

Operating income	2,283	14,441	7,632	32,051
Other income, net	1,479	2,848	4,313	5,606

Income before taxes	3,762	17,289	11,945	37,657
Provision for income taxes	3,678	7,429	9,635	16,703

Net income	$84	$9,860	$2,310	$20,954

Basic and diluted net income per share:
Net income per share—basic	$0.00	$0.21	$0.05	$0.44

Net income per share—diluted	$0.00	$0.20	$0.05	$0.43

Weighted average number of shares used in per share calculations—basic	47,793	47,424	47,973	47,178

Weighted average number of shares used in per share calculations—diluted	48,225	48,977	48,424	48,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4 of 40

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,310	$20,954
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,939	3,222
Amortization of intangible assets	5,250	3,190
In-process research and development	2,500	—
Loss (gain) on property and equipment	21	(3)
Stock-based compensation	10,287	8,828
Tax benefits from employee stock option plan	5,398	10,389
Excess tax benefit from stock-based compensation	(5,144)	(5,213)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	3,843	(2,393)
Inventories	99	(17)
Deferred income tax, net	—	(20)
Other assets	(164)	10,928
Accounts payable	277	(1,518)
Accrued legal fees	5,832	(1,156)
Accrued liabilities	(75)	(971)
Deferred revenue	227	(179)
Income tax payable	(400)	3,015

Net cash provided by operating activities	34,200	49,056

Cash flows from investing activities:
Purchases of property and equipment	(3,911)	(4,156)
Proceeds from sale of fixed assets	—	7
Purchases of short-term and long-term available-for-sale investments	(164,048)	(50,137)
Proceeds from maturities and sales of short-term and long-term available-for-sale investments	143,480	12,767
Purchases of equity investments and intangible assets	(7,750)	—
Acquisitions, net of cash acquired	(32,014)	(19,538)

Net cash used in investing activities	(64,243)	(61,057)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	5,144	5,213
Proceeds from exercise of stock options	1,533	10,511
Proceeds from employee stock purchase program	1,311	1,112
Repurchase of common stock	(9,961)	—

Net cash provided by (used in) financing activities	(1,973)	16,836

Net increase (decrease) in cash and cash equivalents	(32,016)	4,835
Cash and cash equivalents at beginning of period	207,158	194,076

Cash and cash equivalents at end of period	$175,142	$198,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5 of 40

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”), is a developer and licensor of miniaturization technologies for the electronics industry and micro-optics technologies for the consumer imaging industry. The condensed consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2008 and 2007, and for the three and six months then ended, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2007 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2008 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, June 29, 2008 and the prior year comparative three-month period ended on Sunday, July 1, 2007. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2008, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Operations. These reclassifications did not impact any prior amounts reported that are related to condensed consolidated financial position, results of operations or cash flows.

Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company carries available-for-sale securities at fair value in accordance with SFAS No. 157. See Note 13— “Fair Value” for disclosures related to fair value measurement.

Investments with original maturities at the date of purchase greater than three months and remaining maturities less than 12 months from the balance sheet date are classified as short-term investments. Investments with original maturities at the date of purchase greater than 12 months are classified as long-term investments. Investments consist primarily of corporate and tax-exempt commercial paper, government agency notes, variable rate demand notes, auction rate municipal bonds (“ARS”) and asset-backed securities, including mortgage-backed securities (collectively “ABS”).

At June 30, 2008 and December 31, 2007, the Company had $31.7 million and $45.4 million, respectively, of ARS and ABS recorded at fair value. Previously, ARS and ABS investments were presented as current assets under short-term investments based on their expected maturities. Given the lack of active markets for those investments, the entire amount of the Company’s ARS and ABS holdings, net of those redeemed after the quarter ended June 30, 2008, have been reclassified from short-term investments to long-term investments. Due to the lack of observable market quotes on the Company’s ARS and ABS investments, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s investments is subject to uncertainties that are difficult to predict. As of June 30, 2008, the investments held by the Company are investment grade. The unrealized losses of $1.7 million, net of tax, in the second quarter of 2008 related to these investments were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because the Company has the ability and intent to hold these investments to allow for recovery, and continues to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired as of June 30, 2008.

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

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and AICPA Statement of Position 97-2, “Software Revenue Recognition” and any applicable amendments or modifications. The Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

6 of 40

Royalty and license fees

Royalty and license fees revenues include revenues from license fees, royalty payments and royalty payments resulting from license compliance audits. Licensees typically pay a non-refundable license fee and revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price the Company charges for similar services when they are sold separately. These revenues are reported as service revenues. Semiconductor manufacturers and assemblers pay on-going royalties on their production or shipment of semiconductors incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. The Company also completes compliance audits of licensees to independently verify the accuracy of the information contained in the licensees’ royalty reports.

While the majority of the Company’s revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, the Company may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable). The Company also enters into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; and (5) whether the Company receives a separately identifiable benefit from purchase arrangements with customers for which the Company can reasonably estimate fair value.

Past production payments

Past production payment revenues are license and royalty settlement payments from new license agreements. Such negotiations and resolutions arise when it comes to the Company’s attention that a third party is infringing the Company’s patents or a current licensee is not paying royalties to which the Company is entitled. Past production payment revenues typically represent the portion of royalty payments received through such license negotiations and resolution of patent disputes that relates to previous periods and are based on historical production volumes.

These revenues are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant Company obligations and collectibility is reasonably assured. The Company does not recognize any revenues prior to execution of the agreement since there is no reliable basis on which the Company can estimate the amounts for royalties related to previous periods or assess collectibility.

Product and service revenues

Product and service revenues include sales of micro-optics products and engineering product development services. Product revenue principally consists of micro-optics products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as other specialized optical elements sold for telecommunications and photonic applications. The Company recognizes revenue from product sales when fundamental criteria are met, such as title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Shipping terms are freight-on-board shipping point. Service revenue principally consists of engineering, assembly and infrastructure services, provided primarily to government agencies, which the Company believes accelerate the incorporation of the Company’s intellectual property into customers’ products and aid in the Company’s understanding of the electronic industry future packaging requirements. Revenues from services are recognized utilizing either the percentage-of-completion method or completed contract method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of total costs to complete the projects. If total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues under the completed contract method are recognized upon acceptance by the customer or in accordance with the contract specifications. Revenues from services related to training are recognized when services are performed.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP FAS No. 157-2 which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP

7 of 40

for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS No. 157 for fiscal year 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2. See Note 13 for information and related disclosures regarding the Company’s fair value measurements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2007. The Company adopted SFAS No. 159 for fiscal year 2008 and did not elect to apply the fair value option to any financial instruments or other items.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” The objective of SFAS No. 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that SFAS No. 141R may have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will assess the impact that SFAS No. 160 may have on its consolidated financial position, results of operations or cash flows.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$319	$454
Work in process	923	412
Finished goods	476	951

	$1,718	$1,817

Property and equipment consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Furniture and equipment	$34,681	$30,941
Land and buildings	15,628	15,151
Leasehold improvements	3,303	3,343

	53,612	49,435
Less: Accumulated depreciation and amortization	(23,753)	(19,992)

	$29,859	$29,443

Accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Employee compensation and benefits	$8,142	$7,538
Other	2,570	1,994

	$10,712	$9,532

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Unrealized losses on available-for-sale securities, net of tax	$1,678	$494

Accumulated other comprehensive loss	$1,678	$494

8 of 40

NOTE 5 – BUSINESS COMBINATIONS

FotoNation, Inc.

In February 2008, Tessera completed its acquisition of FotoNation, Inc. (“FotoNation”), a Delaware corporation and a leading provider of embedded imaging solutions for digital still camera and mobile phone applications. As a result of the acquisition, FotoNation became a wholly owned subsidiary of the Company. The Company accounted for the acquisition using the purchase method of accounting, with the results of the acquired entity included in the Intellectual Property segment as of the acquisition date. The acquisition of FotoNation enables the Company to expand its imaging and optical technologies, complementing its acquisition of Shellcase Ltd. in 2005, Digital Optics in 2006 and Eyesquad in 2007. This contributed to a purchase price in excess of the fair value of the underlying net tangible liabilities and intangible assets acquired from FotoNation and, as a result, the Company has recorded goodwill in connection with this transaction.

The purchase consideration of $34.9 million included a cash payment of $34.0 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $0.9 million, with up to $10.0 million of additional consideration, contingent upon achievement of certain milestones over one year from the date of acquisition in February 2008. The purchase price includes $2.9 million of cash acquired. Of the purchase consideration, $10.3 million is held in escrow and is subject to forfeiture to satisfy the indemnification obligations, if any, of the former stockholders of FotoNation. The escrow will expire in February 2010.

Preliminary purchase price allocation

In accordance with SFAS No. 141, “Business Combinations,” the preliminary purchase price of the acquisition is approximately $34.9 million, which has been determined as follows (in thousands):

Cash	$34,000
Transaction costs	900

Total preliminary purchase price	$34,900

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions used are subject to change. Based upon the fair values acquired, the purchase price allocation is as follows (in thousands):

	Amount	Estimated Useful Life
		(Years)
Net tangible liabilities:
Current assets	$5,166	N/A
Property and equipment, net	465	39
Other assets	147	N/A
Current liabilities	(1,323)	N/A
Income tax payable and other tax liabilities	(2,841)	N/A
Deferred tax liabilities, net	(1,957)	N/A

	(343)
Identified intangible assets:
Existing technology	12,000	6-8
Patents/core technology	4,600	7
Customer contracts and related relationships	8,600	9
Trade name/trademark	300	4
In-process research and development	2,500	N/A
Goodwill	7,243	N/A

	35,243

Total preliminary purchase price	$34,900

Approximately $0.3 million has been allocated to acquired net tangible liabilities consisting of income tax payable, accounts receivable, property and equipment and various assumed assets and liabilities. Approximately $25.5 million has been allocated to amortizable intangible assets acquired. A net deferred tax liability of $2.0 million was included in the allocation of the purchase price which primarily arises from the difference between the fair value of intangible assets and the foreign subsidiary’s tax basis on these assets.

The Company recorded a charge of $2.5 million related to acquired in-process research and development (“IPR&D”) associated with the acquisition of FotoNation in the first quarter of 2008. The fair value of IPR&D was expensed because technological feasibility had not been established and no future alternative uses existed as of the date of the acquisition. The fair value of technology under development was determined using the income approach, which calculates the sum of the discounted future cash flows using discount rates ranging from 26% to 28%, which were derived from a weighted-average rate of return of invested capital, adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion at the acquisition date for these projects ranged from 32% to 68% which was determined by identifying the research and development expenses invested in the projects as a percentage of the total estimated development costs required to bring the projects to technical and commercial feasibility. These projects were expected to be completed in 2010.

Proforma results of operations have not been presented because the impact of the acquisition on prior period results was not considered material.

Eyesquad GmbH

In February 2007, Tessera completed its acquisition of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and operated in Israel. Eyesquad developed and designed digital auto-focus and optical zoom solutions for camera phones and other electronic products that integrate cameras. This acquisition enabled the Company to provide a complete optical product offering to complement its acquisition of Shellcase Ltd. in 2005 and Digital Optics in 2006. The Company accounted for this transaction as an asset acquisition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and EITF 98-3, “Determining Whether a Non Monetary Transaction Involves Receipt of a Productive Asset or a Business.”

The purchase consideration of $20.3 million included a cash payment of $19.5 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $0.8 million. The purchase price included approximately $2.5 million of cash acquired. Approximately $2.4 million of the purchase price has been allocated to acquire net tangible assets consisting of cash, property and equipment, short term investments, accounts receivable and various liabilities, excluding deferred tax liability. Approximately $2.3 million of the purchase consideration was held in escrow and is subject to forfeiture to satisfy indemnification obligations of the former stockholders of Eyesquad, if any. The escrow will expire in August 2008.

A deferred tax liability was created on the date of purchase of Eyesquad since there was no allocation of the purchase price to the intangible asset for tax purposes, and the foreign subsidiary’s tax basis in the intangible asset remained at zero. EITF Issue No. 98-11 (“EITF 98-11”), “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations,” requires the recognition of the deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis of the asset on the acquisition date. In accordance with EITF 98-11, the amounts assigned to the intangible assets and the related deferred tax liability of $11.4 million were determined using the simultaneous equations method.

9 of 40

Proforma results of operations have not been presented because the impact of the acquisition on prior period results was not considered material.

Digital Optics Corporation

In July 2006, the Company completed its acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation and a leader in the development and design of micro-optical solutions. In March 2007, the legal name of Digital Optics was changed to Tessera North America, Inc. The Digital Optics personnel and key technology became components in the Company’s development of low-cost, miniaturized imaging solutions for high-volume consumer optics applications, such as camera phones, next-generation DVD players and automotive applications. The Company acquired Digital Optics with the intent of furthering its core manufacturing business and of extending its technology and intellectual property in building a larger technology-licensing business in micro-optics for the consumer electronics industry. These factors contributed to a purchase price in excess of the fair value of the underlying net tangible and intangible assets acquired from Digital Optics and, as a result, the Company recorded goodwill in connection with this transaction.

Under the terms of the agreement, Digital Optics became a wholly owned subsidiary of the Company in a transaction accounted for using the purchase method of accounting. The purchase price of $59.8 million includes cash of $58.6 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $1.2 million. In allocating the purchase price based on fair values, the Company recorded $31.7 million in net tangible assets, consisting of inventory, property and equipment and various assumed assets and liabilities, $16.9 million in identified intangible assets and $11.3 million in goodwill.

Proforma results of operations have not been presented because the impact of the acquisition on prior period results was not considered material.

North Corporation

In February 2007, the Company purchased remaining interests in all patent assets and applications, trademark assets and certain license agreements along with certain tangible assets from North Corporation, for $1.7 million. Tessera has recorded these patents, trademark and license rights as identified intangible assets, and is amortizing them over their respective useful lives, which is estimated at approximately 13 years.

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

The allocation of goodwill to segments and the change to the carrying value is reflected below (in thousands):

	Intellectual Property	Product & Service	Total
Balance at December 31, 2007	$24,196	$11,293	$35,489
Goodwill acquired through the FotoNation, Inc. acquisition	7,491	—	7,491
Adjustments	(248)	—	(248)

Balance at June 30, 2008	$31,439	$11,293	$42,732

Identified intangible assets consisted of the following (in thousands):

	Average Life (Years)	June 30, 2008			December 31, 2007
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	7-15	$22,737	$(3,203)	$19,534	$14,586	$(2,184)	$12,402
Existing technology	5-10	51,161	(8,385)	42,776	39,161	(5,331)	33,830
Trade name	4-10	3,620	(677)	2,943	3,320	(483)	2,837
Customer contracts	4-9	10,500	(1,269)	9,231	1,900	(673)	1,227
Non-competition agreements	2	1,400	(946)	454	1,400	(596)	804
Assembled workforce	4	300	(101)	199	300	(64)	236

		$89,718	$(14,581)	$75,137	$60,667	$(9,331)	$51,336

Amortization expense for the three and six months ended June 30, 2008 and 2007 amounted to $2.9 million, $5.3 million, $1.9 million and $3.2 million, respectively.

As of June 30, 2008, the estimated future amortization expense of purchased identified intangible assets is as follows (in thousands):

2008 (remaining 6 months)	$5,805
2009	11,013
2010	10,711
2011	10,362
2012	9,885
Thereafter	27,361

$75,137

10 of 40

NOTE 7 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$84	$9,860	$2,310	$20,954
Denominator:
Weighted average common shares outstanding	48,339	47,885	48,348	47,659
Less: Unvested common shares subject to repurchase	(546)	(461)	(375)	(481)

Total shares—basic	47,793	47,424	47,973	47,178
Effect of dilutive securities
Stock awards and warrants	336	1,368	352	1,450
Restricted stock	96	185	99	142

Total shares—diluted	48,225	48,977	48,424	48,770
Net income per common share—basic	$0.00	$0.21	$0.05	$0.44
Net income per common share—diluted	$0.00	$0.20	$0.05	$0.43

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

For the three and six months ended June 30, 2008, options to purchase approximately 3.7 million and 3.1 million shares of common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive. For the three and six months ended June 30, 2007, options to purchase approximately 0.6 million and 0.7 million shares of common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. During the three and six months ended June 30, 2008, the Company repurchased zero and 630,000 shares of common stock, respectively, at an average price of $15.78 and a total cost of $10.0 million under the plan. As of June 30, 2008, the Company has repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2008, the total amount available for repurchase was $89.5 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of June 30, 2008, there were no shares reserved for grant under these plans.

The 2003 Plan

In February 2003, the board of directors adopted and the Company stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and restricted stock units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. As of June 30, 2008, there were 4,998,000 shares reserved for grant under this plan.

11 of 40

A summary of the activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2007	3,794	$28.31
Options granted	1,634	20.91
Options exercised	(171)	8.97
Options forfeited / expired	(82)	34.85

Balance at June 30, 2008	5,175	$26.51

Information with respect to outstanding restricted stock awards and units as of June 30, 2008 was as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unnvested at December 31, 2007	434	$35.41
Awards and units granted	584	29.86
Awards and units vested	(107)	34.58
Awards and units cancelled / forfeited	(6)	34.43

Unnvested at June 30, 2008	905	$31.97

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

As of June 30, 2008 and 2007, there were 703,000 and 584,000 shares, respectively, reserved for grant under the ESPP.

NOTE 9 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$148	$747	$253	$1,297
Research, development & other related costs	1,703	611	3,114	1,119
Selling, general & administrative	3,943	3,789	6,920	6,412

Total stock-based compensation	5,794	5,147	10,287	8,828

12 of 40

The stock-based compensation expenses categorized by various equity components for the three and six months ended June 30, 2008 and 2007 is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee stock options	$3,089	$3,576	$5,524	$6,194
Restricted stock awards	2,345	1,328	3,999	2,116
Employee stock purchase plan	360	243	764	518

Total stock-based compensation	$5,794	$5,147	$10,287	$8,828

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

The following assumptions were used to value the options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	3.0%	4.7%	2.6 - 3.0%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	59.9%	36.1%	59.9%	37.5%

NOTE 10 – INCOME TAXES

Income tax provision for the three and six months ended June 30, 2008 was $3.7 million and $9.6 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. Income tax provision for the three and six months ended June 30, 2007 was $7.4 million and $16.7 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The Company’s income tax provision is based on its worldwide estimated annualized effective tax rate except for jurisdictions for which a loss is expected for the year and for which no benefit can be realized for those losses. Such jurisdictions’ tax is based on actual withholding taxes for the quarter. The decrease in the income tax provision for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 is primarily attributable to the decrease in pre-tax income, partially off-set by non-benefitted tax losses in foreign jurisdictions, the tax effects of the non-deductible in-process research and development expense related to the first quarter 2008 acquisition of FotoNation, an increase in non-deductible stock-based compensation expense relative to pre-tax income and an increase in withholding tax on foreign income.

As of June 30, 2008 and December 31, 2007, unrecognized tax benefits determined in accordance with Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” approximated $4.5 million and $3.2 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $2.6 million at June 30, 2008.

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the three and six months ended June 30, 2008, interest and penalties related to unrecognized tax benefits were immaterial and are included in the unrecognized tax benefits. The Company does not expect any of its unrecognized tax benefits to expire within the next twelve months.

The United States federal and state tax returns are generally not open to examination by tax authorities for years before 2003. In the major foreign jurisdictions in which the Company operates, the Company is not subject to audit by the tax authorities for years prior to 2005. The Company is not currently under federal or state tax examination. The Company is currently under tax examination in Hungary for the 2005 – 2006 tax years, the outcome of such examination is not yet known.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. For lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three and six months ended June 30, 2008 and 2007 amounted to $0.6 million, $0.9 million, $0.3 million and $0.5 million, respectively.

As of June 30, 2008, future minimum lease payments are as follows (in thousands):

2008 (remaining 6 months)	$2,768
2009	3,043
2010	2,006
2011	1,575
2012	1,479
Thereafter	4,010

$14,881

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

13 of 40

On January 31, 2006, the Company filed a second amended complaint to add claims for breach of contract and/or patent infringement against several new defendants, including Advanced Semiconductor Engineering, Inc., ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V. (“ST NV”), STMicroelectronics, Inc. (“ST Inc.”), STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to the Company’s claims, and some of them have brought related counterclaims alleging that the Tessera patents at issue are invalid, unenforceable and not infringed, and/or that Tessera is not the owner of the patents.

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of a concurrent proceeding before the International Trade Commission (“ITC”). The Company expects that potential damages will continue to accrue during the stay period. Upon completion of the ITC action, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

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

A seven day hearing of the case began on March 31, 2008, and has now been completed. The arbitration panel ordered the parties to submit their closing briefs on May 23, 2008, and reply submissions on May 30, 2008. Closing arguments occurred on June 10, 2008; the panel has not yet issued its decision. Tessera seeks substantial monetary recovery in the action.

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

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera opposed the motion on June 21, 2007; Judge Essex did not rule on the motion. On February 22, 2008, the respondents filed a renewed motion to stay the ITC action pending completion of reexamination proceedings relating to the patents at issue, in view of office actions issued by the PTO in the reexamination of these patents describe below in Reexamination Proceedings. An initial hearing of the matter was held on February 25, 2008, and Tessera further opposed the motion in writing on that date. On February 26, 2008, Judge Essex ruled that the action would be stayed in view of the pending reexamination proceedings relating to the patents at issue.

On March 4, 2008, Tessera filed a Request for Emergency Review with the ITC, seeking reversal of the order staying the case, and seeking reinstatement of the hearing date. On March 27, 2008, the ITC issued an order reversing the stay, and requiring that the hearing proceedings be rescheduled for the earliest practicable date. On April 29, 2008, the ITC issued its confidential written opinion regarding reversal of the stay.

The five-day hearing began on July 14, 2008, and was completed on July 18, 2008. The parties’ post-hearing briefs are due by August 18, 2008. The target date for completion of the investigation is set for February 20, 2009, and an initial determination by Judge Essex is to be issued no later than October 20, 2008.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

14 of 40

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. The parties have agreed that the case will be temporarily stayed pending a decision in the ITC investigation titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “’630 ITC Action”)

On December 7, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on January 3, 2008. The respondents are A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. The ITC will, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

The action was assigned to Administrative Law Judge Bullock. On January 14, 2008, Judge Bullock issued a protective order in the action, and ground rules setting case procedures. On January 23, 2008, Judge Bullock issued an order setting the target date for completion of the investigation at April 14, 2009. On February 27, 2008, Judge Bullock ordered the hearing date to be set for September 22, 2008.

With the exception of the TwinMOS respondents, all of the respondents have answered Tessera’s complaint. On February 19, 2008, Tessera filed a motion seeking to find the TwinMOS respondents in default. Tessera is awaiting a decision regarding the motion.

On May 15, 2008, Company filed a motion to withdraw U.S. Patent No. 6,458,681 from the ITC action. The respondents did not oppose the motion, and the motion was granted.

On May 21, 2008, Company settled its dispute with one of the respondents, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that the accused products infringe those patents. IPSG has been dismissed from the ITC action.

In July 2008, the action was assigned to Judge Essex.

Discovery in the action is being completed and the parties are preparing for the hearing to begin on September 22, 2008. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

The defendants have not yet answered Tessera’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution of the ‘630 ITC action. Tessera did not oppose the motions to stay. Tessera filed a motion seeking to find the TwinMOS defendants in default. On February 25, 2008, the district court granted the defendants’ motion to stay the action, but no decision has been made on Tessera’s motion regarding the TwinMOS defendants.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (IV), ITC No. 337-TA-649

On April 21, 2008, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC granted Company’s request and instituted the investigation on May 28, 2008. The respondents include Siliconware Precision Industries Co., Ltd., STATS ChipPAC, Ltd., ASE Inc. and ChipMOS Technologies, Inc., as well as several of these companies’ affiliates.

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

This ITC action is assigned to Judge Essex. On June 13, 2008, Judge Essex issued an order setting the target for completion of the investigation at August 28, 2008, with an initial determination to be issued no later than May 28, 2009. A seven-day hearing has been tentatively scheduled to begin on February 5, 2009. The parties are proceeding with discovery.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company has not yet answered the complaint.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. The Company has not yet answered the complaint.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

15 of 40

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008.

A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. A response to such official action was filed on May 12, 2008.

On February 12, 2008, the PTO issued decisions merging the three reexaminations of U.S. Patent No. 5,679,977 with one another and also merging the two reexaminations of U.S. Patent No. 6,133,627 with one another. A first official action was issued on February 29, 2008 in the merged reexaminations of U.S. Patent No. 6,133,627, rejecting those claims subject to reexamination. A response to the official action in the merged reexaminations of U.S. Patent No. 6,133,627 was filed on April 29, 2008. A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed.

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,433,419 specification. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. On July 8, 2008 the PTO issued an Order to Show Cause asking Siliconware to show cause why Siliconware’s June 11, 2008 opposition should not be summarily dismissed as not properly served. On July 21, 2008 Siliconware filed a response to the Order to Show Cause and a refiling of the original response to the petition. Tessera will have an opportunity to answer the response to the Order to Show Cause. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419. On July 14, 2008, Tessera filed a substantive response to the third official action.

On February 15, 2008, the PTO issued a second official action maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,465,893 specification. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 12, 2008 Siliconware filed an opposition to such petition. On July 8, 2008 the PTO issued an Order to Show Cause asking Siliconware to show cause why Siliconware’s June 11, 2008 opposition should not be summarily dismissed as not properly served. On July 21,2008 Siliconware filed a response to the Order to Show Cause and a refiling of the original response to the petition. Tessera will have an opportunity to answer the response to the Order to Show Cause.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation. On May 2, 2008, the PTO granted this request.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip Semiconductor Corporation. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent. The Company will have an opportunity to respond to this official action.

On July 18, 2008 a request for ex parte reexamination of the Company’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip Semiconductor Corporation. The PTO has not yet acted on this request.

The patents that are subject to these reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that have been preliminarily rejected in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described above, in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

The Intellectual Property segment is primarily composed of the Licensing Business and the Emerging Markets and Technologies Group. The Licensing Business is focused on licensing technologies in the Company’s core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and consumer imaging and optics technologies for the consumer imaging industry. Key functions of this division include licensing, intellectual property management and marketing. The Emerging Markets and Technologies Group focuses on expanding the Company’s technology portfolio into areas outside of its core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials. The Emerging Markets and Technologies Group is also focused on long-term growth opportunities through new partnerships, ventures and acquisitions of complementary technology.

16 of 40

The Product and Service segment is composed primarily of the Product Division, where small form factor micro-optics are sold to the consumer imaging industry from the Company’s wafer-based optics technology which utilizes semiconductor processes and equipment, and the Service Division, which performs key research and development and drives production development services revenues. This segment involves solutions to address the challenges of electronic products miniaturization from a system perspective and wafer-level optics, through the use of consumer imaging and optics technologies, the dense interconnection of components, and extensive use of three-dimensional packaging technologies.

The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information ,” is the Company’s President and Chief Executive Officer. The CODM assesses the performance of the reportable segments using information about its revenue and operating income (loss) before interest and other income and income taxes. The CODM is not presented with financial information for each division and the CODM does not evaluate each division separately from the reportable segments when evaluating the operating performance of the business.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Intellectual Property Segment	$50,275	$36,350	$100,883	$73,806
Product and Service Segment	6,039	10,325	14,782	19,688
Corporate Overhead	—	—	—	—

Total revenues	56,314	46,675	115,665	93,494

Operating expenses:
Intellectual Property Segment	34,774	14,079	71,064	27,395
Product and Service Segment	9,476	9,952	17,648	19,130
Corporate Overhead	9,781	8,203	19,321	14,918

Total operating expenses	54,031	32,234	108,033	61,443

Operating income (loss)
Intellectual Property Segment	15,501	22,271	29,819	46,411
Product and Service Segment	(3,437)	373	(2,866)	558
Corporate Overhead	(9,781)	(8,203)	(19,321)	(14,918)

Total operating income	$2,283	$14,441	$7,632	$32,051

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
United States	$11,112	20%	$11,344	24%	$30,049	26%	$23,400	25%
Asia Pacific	31,099	55	25,843	56	56,966	49	50,977	55
Europe and other	14,103	25	9,488	20	28,650	25	19,117	20

	$56,314	100%	$46,675	100%	$115,665	100%	$93,494	100%

For the three and six months ended June 30, 2008, three customers each accounted for 10% or more of total revenues. For the three and six months ended June 30, 2007, two and one customers, respectively, each accounted for 10% or more of total revenues.

During the three and six months ended June 30, 2008, there were no significant changes to net property and equipment by geographical area as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 13 – FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The Company measures its available-for-sale securities at fair value in accordance with SFAS No. 157.

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

17 of 40

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2008 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$257,820	$75,323	$150,800	$31,697

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2008 (in thousands):

Available-for-sale securities
Balance at March 31, 2008	$37,671
Purchases, sales, issuances and settlements, net	(5,785)
Total gains or losses (realized and unrealized):
Included in earnings	(120)
Included in other comprehensive income	(69)
Transfers in/(out) of Level 3	—

Balance at June 30, 2008	$31,697

NOTE 14 – REVISION OF CASH FLOW STATEMENT PRESENTATION OF TAX BENEFITS FROM STOCK OPTION PLAN AND EXCESS TAX BENEFITS FROM STOCK-BASED COMPENSATION IN THE STATEMENT OF CASH FLOWS

The disclosure in the consolidated statements of cash flows for excess tax benefits from stock-based compensation related to the six months ended June 30, 2007 has been revised. Specifically, $5.2 million related to excess tax benefits from stock-based compensation classified as an increase from net cash provided by operating activities has been revised to be included as a financing cash inflow. In addition, tax benefits from stock option plan has been revised by $10.4 million as an increase to net cash provided by operating activities and the change in income tax payable has been revised by $10.4 million as a decrease to net cash provided by operating activities. There was no impact to the cash flow resulted from these revisions. The Company concluded that the revision was not material to any of its previously issued consolidated financial statements in prior periods based on SEC Staff Accounting Bulletin No. 99, “Materiality.” The impact of this revision on the second quarter of 2007 is provided below:

Six Months Ended June 30, 2007
Tax benefits from stock option plan as reported	$—
Tax benefits from stock option plan as revised	10,389
Changes in income tax payable as reported	13,404
Changes in income tax payable as revised	3,015
Excess tax benefits from stock-based compensation as reported	(426)
Excess tax benefits from stock-based compensation as revised	(5,213)

Impact to cash flows provided by operating activities	$4,787

Cash flows provided by operating activities as reported	$53,843

Cash flows provided by operating activities as revised	$49,056

Cash flows provided by financing activities as reported	$12,049

Cash flows provided by financing activities as revised	$16,836

NOTE 15 – RELATED PARTY TRANSACTION

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek S.A. (“NemoTek”). In December 2007, the Company made an investment in NemoTek, a supplier of camera solutions for the mobile phone market. The total investment by the Company in NemoTek is approximately $0.5 million and represents less than a 10 percent holding in NemoTek. Revenue from NemoTek represented approximately 2 percent of the total revenue in the year ended December 31, 2007. The amount due from NemoTek as of December 31, 2007 was $1.5 million. Revenue from NemoTek during the three and six months ended June 30, 2008 were immaterial and $0.5 million, respectively. Amounts due from NemoTek as of June 30, 2008 were immaterial.

From November 2005 through April 2007, the Company engaged in the consulting services of a company 100% owned by one of the Company’s employees. For the three and six months ended June 30, 2008 and 2007, the Company recognized approximately zero, zero, zero and $0.3 million, respectively, of consulting expenses.

18 of 40

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part II, Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our annual reports on Form 10K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

We own or have rights to trademarks and trade names that we use in conjunction with the operation of our business, including Tessera, Tessera Technologies, SHELLCASE WLP, SHELLCASE MVP, MicroPILR and OptiML. This Quarterly Report also includes trademarks and trade names of other parties.

In this Quarterly Report, the “Company,” “Tessera,” “we,” “us” and “our” refer to Tessera Technologies, Inc. and, for periods prior to our corporate restructuring in January 2003 or if the context otherwise requires, Tessera, Inc., which is our wholly owned subsidiary.

Business Overview

Tessera is a developer and licensor of miniaturization technologies for the electronics industry and micro-optics technologies for the consumer imaging industry. We provide a broad range of advanced packaging, interconnect and consumer imaging technologies which are widely adopted in high-growth markets including consumer, computing, communications, medical and defense electronics. We enable improvements in the size, performance and cost of our customers’ products by applying our expertise in the electrical, thermal and mechanical properties of semiconductor materials, and in the design and manufacturing of micro-optics for the consumer imaging industry. Consumer optics technologies include image sensor packaging, wafer-level camera manufacturing technology, camera assembly technology and technology for custom depth of focus, and embedded image processing solutions for digital cameras. Our intellectual property includes approximately 1,500 domestic and internationally issued patents and patent applications, covering a broad range of advanced semiconductor packaging, substrate, interconnect and consumer imaging technologies.

We have two reportable segments: Intellectual Property and Product and Service. We derive the majority of our revenues from license fees and royalties associated with our semiconductor chip packaging technology, with a growing contribution from our consumer imaging technologies. Our semiconductor chip packaging technology has been widely adopted and is currently licensed to more than 70 companies, including Intel Corporation, Hynix Semiconductor, Inc., Renesas Technology Co., Samsung Electronics Co., Ltd., Sharp Corporation, Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products that incorporate our packaging technology. As a result, our technology has been incorporated into more than 20 billion semiconductors worldwide.

Intellectual Property Technology Platforms/Portfolios

Within our Intellectual Property segment, we have the following primary technology platforms and portfolios available for licensing.

Advanced Packaging and Interconnect

Chip-Scale Package Technology Platforms

Tessera was a pioneer in the development of technology that allows semiconductor chips to be packaged reliably in a configuration that allows the package to be essentially the same size as the semiconductor chip. The resulting chip-scale packaging (“CSP”) technology has been broadly licensed, and most of our licensees have developed their own proprietary packages incorporating our intellectual property. We have developed multiple CSP platforms that are included in the Tessera’s Compliant Chip Technology (“TCC”) license, and the various implementations address the specific challenges of different semiconductor applications.

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

19 of 40

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

Wafer-Level Package (WLP) Technology Platforms

Our WLP technologies are suitable for a variety of electronics products. The principal application to date is optical sensors, in particular complementary metal oxide semiconductor (“CMOS”) image sensors for camera-equipped mobile phones, charge-coupled device (“CCD”) area sensors and linear array image sensors. In the first quarter of 2008 we introduced our latest generation SHELLCASE WLP technology, SHELLCASE MVP.

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

Our Services

Within our Product and Service segment, we provide our customers and partners with engineering, assembly and infrastructure services that we believe accelerate the adoption of our technology for a broad range of cost-sensitive, high-volume applications. We also manufacture small form factor micro-optics using our wafer-based optics platform.

Acquisitions

We have grown our business partly through acquisitions. The impact of these acquisitions on our financial results has been included in the following discussion. In February 2008, Tessera completed its acquisition of FotoNation, a Delaware corporation. In February 2007, Tessera completed its acquisition of the assets of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and operated in Israel. In February 2007 and May 2005, we purchased from North Corporation all of its patents and patent applications filed in the United States and in foreign jurisdictions, trademark assets and certain tangible assets. In July 2006, Tessera completed its acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation. In December 2005, Tessera completed its purchase of intellectual property, tangible assets and certain license agreements of Shellcase, Ltd., an Israeli company.

20 of 40

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Royalty and license fees	89%	78%	87%	79%
Product and service revenues	11	22	13	21

Total revenues	100	100	100	100

Operating expenses:
Cost of revenues	8	12	8	11
Research, development and other related costs	26	19	25	19
Selling, general and administrative costs	62	38	61	36

Total operating expenses	96	69	94	66

Operating income	4	31	6	34
Interest and other income, net	3	6	4	6

Income before taxes	7	37	10	40
Provision for income taxes	7	16	8	18

Net income	0%	21%	2%	22%

Revenues

The following table sets forth our revenues by type (in thousands, except for percentages):

	For the Three Months Ended June 30,				Increase/ (Decrease)	% Change
	2008		2007
Royalty and license fees	$49,944	89%	$36,290	78%	$13,654	38%
Product and service revenues	6,370	11	10,385	22	(4,015)	(39)

Total revenues	$56,314	100%	$46,675	100%	$9,639	21%

	For the Six Months Ended June 30,				Increase/ (Decrease)	% Change
	2008		2007
Royalty and license fees	$100,184	87%	$73,746	79%	$26,438	36%
Product and service revenues	15,481	13	19,748	21	(4,267)	(22)

Total revenues	$115,665	100%	$93,494	100%	$22,171	24%

Revenues for the three months ended June 30, 2008 were $56.3 million as compared to $46.7 million for the three months ended June 30, 2007, an increase of $9.6 million, or 21%. Revenues for the six months ended June 30, 2008 were $115.7 million as compared to $93.5 million for the six months ended June 30, 2007, an increase of $22.2 million, or 24%. The overall increase in the three and six months ended June 30, 2008 as compared to 2007 is primarily due to higher royalties reported from strong fourth and first quarter shipments, a one-time favorable royalty pricing adjustment in the first quarter of 2008 from one of our current licensees, higher license revenue primarily related to consumer imaging technologies, offset by some softness in the photolithography industry and a reduction in government funded projects.

Cost of Revenues

Cost of revenues primarily relates to product and service revenues, as the cost of revenues associated with intellectual property revenues is de minimis. For the three and six months ended June 30, 2008, cost of revenues represented 69% and 56% of product and service revenues, respectively. For the three and six months ended June 30, 2007, cost of revenues represented 54% and 52% of product and service revenues, respectively. For each associated period, cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues and on the mix of commercial and government revenues. As we transition resources from government funded projects into research and development projects, we expect increases in cost of revenues relative to product and service revenues.

Cost of revenues for the three months ended June 30, 2008 decreased by $1.2 million, or 22%, to $4.4 million as compared to $5.6 million for the three months ended June 30, 2007. Cost of revenues for the six months ended June 30, 2008 decreased by $1.6 million, or 15%, to $8.7 million as compared to $10.3 million for the six months ended June 30, 2007. The decrease was primarily attributable to the transition of resources from government funded projects into research and development projects.

Research, Development and Other Related Costs

Research, development and other related (“R&D”) costs for the three months ended June 30, 2008 were $14.9 million, an increase of $6.1 million, or 69%, as compared to $8.8 million for the three months ended June 30, 2007. The increase in the three month periods is primarily due to $1.7 million in R&D expenses related to the inclusion of FotoNation acquired in the first quarter of 2008, $1.8 million in personnel related expenses primarily from increased headcount, $1.4 million increased spending in global R&D centers and increased stock-based compensation of $1.1 million. R&D costs for the six months ended June 30, 2008 were $29.0 million, an increase of $11.8 million, or 69%, as compared to $17.2 million for the six months ended June 30, 2007. The increase in the six month periods is primarily due to $2.5 million in R&D expenses related to the inclusion of FotoNation acquired in the first quarter of 2008, $2.7 million increased spending in global R&D centers, an increase in the amortization expense of acquired intangible assets of $1.0 million, a one-time charge of $2.5 million related to in-process research and development acquired in the first quarter FotoNation acquisition and increased stock-based compensation of $2.0 million. R&D headcount increased from 183 at June 30, 2007 to a total of 259 at June 30, 2008.

We recorded a charge of $2.5 million related to acquired in-process research and development (“IPR&D”) associated with the acquisition of FotoNation in the first quarter of 2008. The fair value of IPR&D was expensed because technological feasibility had not been established and no future alternative uses existed as of the date of acquisition. The fair value of technology under development was determined using the income approach, which calculates the sum of the discounted future cash flows using discount rates ranging from 26% to 28%, which were derived from a weighted-averaged rate of return of invested capital, adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion at the acquisition date for these projects ranged from 32% to 68%, which was determined by identifying the research and development expenses invested in the projects as a percentage of the total estimated development costs required to bring the projects to technical and commercial feasibility. These projects were expected to be completed in 2010. If the projects discussed above are not successfully developed and/or successfully marketed, our sales and profitability may be adversely affected in future periods.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2008 were $34.7 million, an increase of $16.9 million, or 95%, as compared to $17.8 million for the three months ended June 30, 2007. The increase was primarily attributable to $1.2 million in SG&A expenses related to FotoNation acquired in the first quarter of 2008, an increase of $12.7 million and $0.6 million, respectively, in patent litigation and general legal consulting expenses, $1.3 million in personnel-related expenses primarily from additional headcount and $0.7 million in audit services. SG&A expenses for the six months ended June 30, 2008 were $70.3 million, an increase of $36.4 million, or 107%, as compared to $33.9 million for the six months ended June 30, 2007. The increase was primarily attributable to $1.8 million in SG&A expenses related to FotoNation acquired in the first quarter of 2008, increases of $28.2 million and $1.3 million, respectively, in patent litigation and general legal consulting expenses, $1.7 million from personnel-related expenses primarily from additional headcount, $0.5 million increased stock-based compensation and $0.5 million in increased marketing activity.

21 of 40

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

Stock-based Compensation

The following table sets forth our stock-based compensation expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$148	$747	$253	$1,297
Research, development & other related costs	1,703	611	3,114	1,119
Selling, general & administrative	3,943	3,789	6,920	6,412

Total stock-based compensation	5,794	5,147	10,287	8,828

The stock-based compensation expenses categorized by various equity components for the three and six months ended June 30, 2008 and 2007 is summarized in the table below (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee stock options	$3,089	$3,576	$5,524	$6,194
Restricted stock awards	2,345	1,328	3,999	2,116
Employee stock purchase plan	360	243	764	518

Total stock-based compensation	$5,794	$5,147	$10,287	$8,828

Stock-based compensation awards included employee stock options, restricted stock and employee stock purchases under our 2003 Employee Stock Purchase Plan. Stock-based compensation for the three months ended June 30, 2008 and 2007 was $5.8 million and $5.1 million, respectively. Stock-based compensation for the six months ended June 30, 2008 and 2007 was $10.3 million and $8.8 million, respectively. The overall increase is primarily related to an increase in grants of stock awards to employees based on our compensation incentive program. Future stock-based compensation expense and unrecognized stock-based compensation will increase as we grant additional stock awards.

Interest and Other Income, Net

Interest and other income, net for the three and six months ended June 30, 2008 was $1.5 million and $4.3 million as compared to $2.8 million and $5.6 million, respectively, for the three and six months ended June 30, 2007. Our cash, cash equivalents and investments at June 30, 2008 were $276.0 million as compared to $236.3 million at June 30, 2007. The decrease in interest and other income was principally due to a decrease in interest rates on the cash, cash equivalent and short-term investments and a shortening of the maturity of the amounts reinvested in the portfolio.

Provision for Income Taxes

Income tax provision for the three and six months ended June 30, 2008 was $3.7 million and $9.6 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. Income tax provision for the three and six months ended June 30, 2007 was $7.4 million and $16.7 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. Our income tax provision is based on our worldwide estimated annualized effective tax rate except for jurisdictions for which a loss is expected for the year and for which no benefit can be realized for those losses. With respect to the latter, tax is based on withholding taxes for the quarter. The decrease in the income tax provision for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 is primarily attributable to the decrease in pre-tax income as partially off-set by non-benefitted tax losses in foreign jurisdictions, the tax effects of the non-deductible in-process research and development expense related to the first quarter 2008 acquisition of FotoNation, an increase in non-deductible stock compensation expense relative to pre-tax income and an increase in withholding tax on foreign income.

Segment Operating Results

We have two reportable segments: Intellectual Property segment and Product and Service segment. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

Our Intellectual Property segment is primarily composed of our Licensing Business and our Emerging Markets and Technologies Group. Our Licensing Business is focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and consumer imaging and optics technologies for the consumer imaging industry. Key functions of this division include licensing, intellectual property management and marketing. Our Emerging Markets and Technologies Group focuses on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials. The Emerging Markets and Technologies Group is also focused on long-term growth opportunities through new partnerships, ventures and acquisitions of complementary technology.

Our Product and Service segment is composed primarily of our Product Division, where small form factor micro-optics are sold to the consumer imaging industry from our wafer-based optics technology which utilizes semiconductor processes and equipment, and our Service Division, which performs key research and development and drives our production development services revenues. This segment involves solutions to address the challenges of electronic products miniaturization from a system perspective and wafer-level optics, through the use of consumer imaging and optics technologies, the dense interconnection of components, and extensive use of three-dimensional packaging technologies.

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 12 of the Notes to Condensed Consolidated Financial Statements is presented in accordance with the SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information .. ” We do not present financial data to our management for each of our divisions, and our management does not evaluate each division separately from our segments when measuring the operating performance of our business.

22 of 40

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Intellectual Property Segment	$50,275	$36,350	$100,883	$73,806
Product and Service Segment	6,039	10,325	14,782	19,688
Corporate Overhead	—	—	—	—

Total revenues	56,314	46,675	115,665	93,494

Operating expenses:
Intellectual Property Segment	34,774	14,079	71,064	27,395
Product and Service Segment	9,476	9,952	17,648	19,130
Corporate Overhead	9,781	8,203	19,321	14,918

Total operating expenses	54,031	32,234	108,033	61,443

Operating income (loss)
Intellectual Property Segment	15,501	22,271	29,819	46,411
Product and Service Segment	(3,437)	373	(2,866)	558
Corporate Overhead	(9,781)	(8,203)	(19,321)	(14,918)

Total operating income	$2,283	$14,441	$7,632	$32,051

The revenues and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three and six months ended June 30, 2008, Corporate Overhead expenses were $9.8 million and $19.3 million, respectively, as compared to $8.2 million and $14.9 million, respectively, for the three and six months ended June 30, 2007. The increases in Corporate Oerhead expenses from the three and six months ended June 30, 2007, are primarily attributable to an increase in personnel related expenses, consulting and audit expenses.

Intellectual Property Segment

Intellectual property revenues for the three months ended June 30, 2008 were $50.3 million as compared to $36.4 million for the three months ended June 30, 2007, which represented an increase of $13.9 million or 38%. For the six months ended June 30, 2008 intellectual property revenues were $100.9 million as compared to $73.8 million for the six months ended June 30, 2007, which represented an increase of $27.1 million or 37%. The increase is primarily attributed to higher royalties reported on strong quarterly shipments, a one-time favorable royalty pricing adjustment in the first quarter of 2008 from one of our current licensees, and higher license revenue from our consumer imaging technologies.

Intellectual property revenues consist primarily of royalties received from our TCC licensees from two primary market segments: DRAM (Dynamic Random Access Memory) and Wireless. In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due us under their respective TCC licenses, based on several factors including volumes. The effect of the volume pricing adjustments may be to cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may be to cause, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year, some quarter-to-quarter fluctuations in the growth in our revenues from the DRAM segment. We have no other contracts that provide volume-based pricing adjustments.

Operating expenses for the three months ended June 30, 2008 were $34.8 million and consisted primarily of cost of revenues of $0.4 million, R&D costs of $11.2 million and SG&A costs of $23.2 million. Included in SG&A costs were $17.2 million in litigation expenses. Operating expenses for the three months ended June 30, 2008 of $34.8 million represented an increase of $20.7 million as compared to $14.1 million for the three months ended June 30, 2007, which is primarily attributable to inclusion of $3.3 million in expenses incurred by FotoNation, acquired in the first quarter of 2008, an increase in litigation costs of $12.7 million, increased stock-based compensation of $1.6 million and increases in personnel related expenses of $0.9 million primarily from increased headcount.

Operating expenses for the six months ended June 30, 2008 were $71.1 million and consisted primarily of cost of revenues of $0.5 million, R&D costs of $23.0 million and SG&A costs of $47.6 million. Included in SG&A costs were $37.4 million in litigation expenses. Operating expenses for the six months ended June 30, 2008 of $71.1 million represented an increase of $43.7 million as compared to $27.4 million for the six months ended June 30, 2007, which is primarily attributable to the inclusion of $7.3 million in expenses incurred by FotoNation, acquired in the first quarter of 2008, an increase in litigation costs of $28.2 million, increases in stock-based compensation of $2.5 million and increases in personnel related expenses of $1.8 million primarily from increased headcount.

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

Operating income for the three and six months ended June 30, 2008 were $15.5 million and $29.8 million, respectively, as compared to $22.3 million and $46.4 million for the three and six months ended June 30, 2007, a decrease of $6.8 million and $16.6 million, or 30% and 36%, respectively, primarily related to increased litigation expenses.

Product and Service Segment

Product and Service revenues for the three months ended June 30, 2008 were $6.0 million as compared to $10.3 million for the three months ended June 30, 2007, which represented a decrease of $4.3 million, or 42%. Product and Service revenues for the six months ended June 30, 2008 were $14.8 million as compared to $19.7 million for the six months ended June 30, 2007, which represented a decrease of $4.9 million, or 25%. For the three and six months ended June 30, 2008, the decrease in Product and Service revenues is primarily attributable to a reduction in government funded projects.

Operating expenses for the three months ended June 30, 2008 were $9.5 million and consisted of cost of revenues of $4.1 million, R&D costs of $3.7 million and SG&A costs of $1.7 million. Operating expenses for the three months ended June 30, 2007 were $10.0 million, which consisted of cost of revenues of $5.3 million, R&D costs of $2.9 million and SG&A costs of $1.8 million. The decrease of $0.5 million in total operating expenses from the three months ended June 30, 2007 is primarily due to decreases in materials and other cost of revenue of $1.8 million and decreases in stock-based compensation of $0.5 million offset by increased personnel related expenses of $1.5 million primarily from increased headcount, and depreciation and amortization expenses of $0.2 million.

23 of 40

Operating expenses for the six months ended June 30, 2008 were $17.6 million and consisted of costs of revenues of $8.2 million, R&D costs of $6.1 million and SG&A costs of $3.3 million. Operating expenses for the six months ended June 30, 2007 were $19.1 million, which consisted of costs of revenues of $9.6 million, R&D costs of $6.0 million and SG&A costs of $3.5 million. The decrease of $1.5 million in total operating expenses from the six months ended June 30, 2007 is primarily due to decreases in materials and other cost of revenue of $3.0 million and decreases in stock-based compensation of $0.7 million offset by increased personnel related expenses of $2.0 million primarily from increased headcount.

Operating losses for the three and six months ended June 30, 2008 were $3.4 million and $2.9 million, respectively, as compared to operating income of $0.4 million and $0.6 million for the three and six months ended June 30, 2007, a decrease of $3.8 million and $3.4 million, or 950% and 583%, respectively, which was driven by decreases in revenues.

Liquidity and Capital Resources

(in thousands, except for percentages)	As of June 30, 2008	As of December 31, 2007
Cash and cash equivalents	$175,142	$207,158
Short-term investments	69,111	82,566
Long-term investments	31,697	—

Total cash, cash equivalents, short-term and long-term investments	$275,950	$289,724

Percentage of total assets	59%	65%

	Six Months Ended June 30,
	2008	2007*
Net cash provided by operating activities	$34,200	$49,056
Net cash used in investing activities	$(64,243)	$(61,057)
Net cash provided by (used in) financing activities	$(1,973)	$16,836

*	For the six months ended 2007, tax benefits from stock option plan and excess tax benefits from stock-based compensation have been revised in Net cash provided by operating activities and Net cash provided by financing activities to revise an error relating to the amount of windfall tax benefits realized during the period. See Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on the revision to the Statement of Cash Flows presentation.

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $276.0 million at June 30, 2008, a decrease of $13.7 million from $289.7 million at December 31, 2007. Cash and cash equivalents were $175.1 million at June 30, 2008, a decrease of $32.1 million from $207.2 million at December 31, 2007. The decrease in cash and cash equivalents was primarily the result of $64.2 million net cash used in investing activities, $2.0 million net cash used in financing activities, offset by $34.2 million in cash provided by operating activities.

Net cash provided by operating activities was $34.2 million for the six months ended June 30, 2008, primarily due to net income of $2.3 million, adjusted for non-cash items of depreciation and amortization of $9.2 million, in-process R&D expense of $2.5 million, and stock-based compensation expenses of $10.3 million, a decrease in accounts receivable of $3.8 million and an increase in accrued legal of $5.8 million.

Net cash provided by operating activities was $49.1 million for the six months ended June 30, 2007, primarily due to net income of $21.0 million, adjusted for non-cash items of depreciation and amortization and stock-based compensation of $15.2 million, net tax benefits from employee stock option plans of $5.2 million, a decrease in other assets of $10.9 million related to foreign tax refund received and an increase in income tax payable of $3.0 million, offset by an increase in accounts receivable of $2.4 million, decreases in accounts payable, accrued expenses and accrued legal of $3.7 million.

Net cash used in investing activities was $64.2 million in the six months ended June 30, 2008, primarily related to purchases of short-term and long-term investments of $164.0 million, purchases of property and equipment of $3.9 million, consideration paid for the acquisition of FotoNation and certain intangible assets and equity investment of $32.0 million and $7.8 million, respectively, offset by proceeds from maturities and sales of short-term and long-term investments of $143.5 million.

Net cash used in investing activities was $61.0 million in the six months ended June 30, 2007, primarily related to purchases of short-term investments of $50.1 million, consideration paid for the acquisition of certain tangible and intangible assets of $19.5 million, offset by proceeds from maturities and sales of short-term investments of $12.8 million.

The primary objective of our investment activities is to preserve principal while at the same time capturing a market rate of return. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. We invest excess cash predominantly in marketable debt securities that are high-quality investment grade and the majority of which have maturities of less than one year. Our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and externally provided pricing models. We evaluate all of our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value.

Our investments as of June 30, 2008 include auction rate municipal bond securities (“ARS”) and asset-backed securities, including mortgaged-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. However, we continue to earn and receive interest on these investments at the maximum contractual rate. Due to the lack of observable market quotes on our ARS and ABS investment portfolio, we utilize valuation models that rely on Level 3 inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments is subject to uncertainties that are difficult to predict. The estimated market value our ARS and ABS holdings at June 30, 2008 is $31.7 million. We have recorded unrealized losses of $1.7 million, net of tax, in accumulated other comprehensive loss, net of taxes, as a reduction in stockholders’ equity, reflecting adjustments to ARS and ABS holdings with a temporary decline in value.

We continue to monitor the market for ARS and ABS and consider its impact, if any, on the fair value of our investments. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges to net income or additional unrealized losses in other comprehensive loss, which could negatively affect our financial condition, statement of operations or cash

24 of 40

flow. We intend and have the ability to hold these securities until the market recovers or until they reach maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that based on our cash, cash equivalents and short-term investment balances of $244.3 million at June 30, 2008 and expected operating cash flows, the current lack of an active market in the credit and capital markets will not have a material impact on our ability to fund our operations.

Net cash used in financing activities was $2.0 million in the six months ended June 30, 2008, due to the repurchase of common stock for $10.0 million offset by $2.8 million from the issuance of common stock under our employee stock option programs and employee stock purchase plans and $5.2 million from excess tax benefits from stock-based compensation expense. Net cash provided by financing activities was $16.8 million for the six months ended June 30, 2007, resulting from the issuance of common stock under our employee stock option programs and employee stock purchase plans of $11.6 million and excess tax benefits from stock-based compensation expense of $5.2 million.

In August 2007, the Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. Repurchases may take place in the open market or through private transactions. Under the plan in the six months ended June 30, 2008, we repurchased 630,000 shares of common stock at a cost of $10.0 million at an average price of $15.78 per share. As of June 30, 2008, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating Lease Obligations	$14,881	$7,817	$3,054	$4,010

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. For our facilities lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by allocating total rental payments on a straight-line basis over the lease term.

In accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” we have recognized approximately $4.7 million in the liability for unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements and Related Party Transactions

As of June 30, 2008, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In September 2007, we licensed our OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, we invested in NemoTek and our total investment in NemoTek is approximately $0.5 million, which represents less than a 10 percent holding in NemoTek. We plan on increasing our investment in NemoTek in 2008, not to exceed 10 percent of NemoTek’s outstanding equity. Revenue from NemoTek represented approximately 2 percent of the total revenue in the year ended December 31, 2007. The amount due from NemoTek as of December 31, 2007 was $1.5 million. Revenue from Nemotek during the three and six months ended June 30, 2008 were immaterial and $0.5 million. Amounts due from NemoTek as of June 30, 2008 were immaterial.

Critical Accounting Estimates

With the exception of the paragraph below that discusses the impact of FASB No. 157 (“SFAS No. 157”), “Fair Value Measurements,” on our critical accounting estimates for financial instruments, during the three and six months ended June 30, 2008 there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting policies, see Item 7 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K, filed February 29, 2008.

Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” For further information on fair value of certain financial assets and liabilities see Note 13 of the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP FAS No. 157-2 which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS No. 157 for fiscal year 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2. The adoption of the statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2007. The Company adopted SFAS No. 159 for fiscal year 2008 and did not elect to apply the fair value option to any financial instruments or other items. The adoption of the statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

25 of 40

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

In December 2007, the FASB issued Statement No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will assess the impact that SFAS No. 160 may have on our consolidated financial position, results of operations or cash flows.

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

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC (“Spansion”) in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

On December 16, 2005, Tessera filed a first amended complaint to add Spansion Inc. and Spansion Technology, Inc. to the lawsuit.

On January 31, 2006, the Company filed a second amended complaint to add claims for breach of contract and/or patent infringement against several new defendants, including Advanced Semiconductor Engineering, Inc., ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V. (“ST NV”), STMicroelectronics, Inc. (“ST Inc.”), STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to the Company’s claims, and some of them have brought related counterclaims alleging that the Tessera patents at issue are invalid, unenforceable and not infringed, and/or that Tessera is not the owner of the patents.

26 of 40

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of a concurrent proceeding before the International Trade Commission (“ITC”). The Company expects that potential damages will continue to accrue during the stay period. Upon completion of the ITC action, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Amkor Technology, Inc.

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on March 2, 2006, the Company submitted a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. On April 17, 2007, Tessera provided notice to Amkor of Tessera’s termination of the license agreement, which may allow Tessera to seek remedies for patent infringement outside of the arbitration. After a hearing on October 8, 2007, the arbitration panel determined that it will decide the effect of Tessera’s termination notice in connection with the full hearing of the case.

A seven day hearing of the case began on March 31, 2008, and has now been completed. The arbitration panel ordered the parties to submit their closing briefs on May 23, 2008, and reply submissions on May 30, 2008. Closing arguments occurred on June 10, 2008; the panel has not yet issued its decision. Tessera seeks substantial monetary recovery in the action.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc. (collectively, “Hynix”) in the Superior Court of the State of California, for the County of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled the demurrer to Tessera’s Cartwright Act claims against Hynix, thus allowing the claims to proceed. On September 14, 2007, the court overruled another demurrer to Tessera’s claim for interference with contract and business relations, allowing those claims to proceed as well.

Discovery is proceeding in this case and the Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same, ITC No. 337-TA-605

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on April 17, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC and ST Microelectronics N.V. The ITC will, among other things, investigate infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

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

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera opposed the motion on June 21, 2007; Judge Essex did not rule on the motion. On February 22, 2008, the respondents filed a renewed motion to stay the ITC action pending completion of reexamination proceedings relating to the patents at issue, in view of office actions issued by the PTO in the reexamination of these patents describe below in Reexamination Proceedings. An initial hearing of the matter was held on February 25, 2008, and Tessera further opposed the motion in writing on that date. On February 26, 2008, Judge Essex ruled that the action would be stayed in view of the pending reexamination proceedings relating to the patents at issue.

On March 4, 2008, Tessera filed a Request for Emergency Review with the ITC, seeking reversal of the order staying the case, and seeking reinstatement of the hearing date. On March 27, 2008, the ITC issued an order reversing the stay, and requiring that the hearing proceedings be rescheduled for the earliest practicable date. On April 29, 2008, the ITC issued its confidential written opinion regarding reversal of the stay.

The five-day hearing began on July 14, 2008, and was completed on July 18, 2008. The parties’ post-hearing briefs are due by August 18, 2008. The target date for completion of the investigation is set for February 20, 2009, and an initial determination by Judge Essex is to be issued no later than October 20, 2008.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. The parties have agreed that the case will be temporarily stayed pending a decision in

27 of 40

the ITC investigation titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “’630 ITC Action”)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on December 7, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on January 3, 2008. The respondents are A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. The ITC will, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

The action was assigned to Administrative Law Judge Bullock. On January 14, 2008, Judge Bullock issued a protective order in the action, and ground rules setting case procedures. On January 23, 2008, Judge Bullock issued an order setting the target date for completion of the investigation at April 14, 2009. On February 27, 2008, Judge Bullock ordered the hearing date to be set for September 22, 2008.

With the exception of the TwinMOS respondents, all of the respondents have answered Tessera’s complaint. On February 19, 2008, Tessera filed a motion seeking to find the TwinMOS respondents in default. Tessera is awaiting a decision regarding the motion.

On May 15, 2008, Company filed a motion to withdraw U.S. Patent No. 6,458,681 from the ITC action. The respondents did not oppose the motion, and the motion was granted.

On May 21, 2008, Company settled its dispute with one of the respondents, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that the accused products infringe those patents. IPSG has been dismissed from the ITC action.

In July 2008, the action was assigned to Judge Essex.

Discovery in the action is being completed and the parties are preparing for the hearing to begin on September 22, 2008. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:07-cv-534 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on December 7, 2007, the Company filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

The defendants have not yet answered Tessera’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution of the ‘630 ITC action. Tessera did not oppose the motions to stay. Tessera filed a motion seeking to find the TwinMOS defendants in default. On February 25, 2008, the district court granted the defendants’ motion to stay the action, but no decision has been made on Tessera’s motion regarding the TwinMOS defendants.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (IV), ITC No. 337-TA-649

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on April 21, 2008, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC granted Company’s request and instituted the investigation on May 28, 2008. The respondents include Siliconware Precision Industries Co., Ltd., STATS ChipPAC, Ltd., ASE Inc. and ChipMOS Technologies, Inc., as well as several of these companies’ affiliates.

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

This ITC action is assigned to Judge Essex. On June 13, 2008, Judge Essex issued an order setting the target for completion of the investigation at August 28, 2008, with an initial determination to be issued no later than May 28, 2009. A seven-day hearing has been tentatively scheduled to begin on February 5, 2009. The parties are proceeding with discovery.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company has not yet answered the complaint.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. The Company has not yet answered the complaint.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Reexamination Proceedings

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the United States Patent & Trademark Office (“PTO”) requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627

28 of 40

and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest, and a related request for reconsideration of that decision. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007, to which a response was filed on July 5, 2007. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed on August 6, 2007. On September 5, 2007, Siliconware filed comments in response to the Company’s August 6, 2007 response. On March 14, 2007, Siliconware filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO granted this request on June 12, 2007. On May 21, 2007, Amkor filed a request for ex parte reexamination of U.S. Patent No. 5,861,666. On July 26, 2007, the PTO granted this request. On June 11, 2007, Amkor filed additional requests for reexamination regarding U.S. Patent Nos. 5,679,977 and 6,133,627. The PTO granted the request for reexamination as to the 5,679,977 patent on August 15, 2007, and the PTO granted the requests for reexamination as to the 6,133,627 patent on August 13, 2007.

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008.

A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. A response to such official action was filed on May 12, 2008.

On February 12, 2008, the PTO issued decisions merging the three reexaminations of U.S. Patent No. 5,679,977 with one another and also merging the two reexaminations of U.S. Patent No. 6,133,627 with one another. A first official action was issued on February 29, 2008 in the merged reexaminations of U.S. Patent No. 6,133,627, rejecting those claims subject to reexamination. A response to the official action in the merged reexaminations of U.S. Patent No. 6,133,627 was filed on April 29, 2008. A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed.

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,433,419 specification. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. On July 8, 2008 the PTO issued an Order to Show Cause asking Siliconware to show cause why Siliconware’s June 11, 2008 opposition should not be summarily dismissed as not properly served. On July 21, 2008 Siliconware filed a response to the Order to Show Cause and a refiling of the original response to the petition. Tessera will have an opportunity to answer the response to the Order to Show Cause. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419. On July 14, 2008, Tessera filed a substantive response to the third official action.

On February 15, 2008, the PTO issued a second official action maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,465,893 specification. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 12, 2008 Siliconware filed an opposition to such petition. On July 8, 2008 the PTO issued an Order to Show Cause asking Siliconware to show cause why Siliconware’s June 11, 2008 opposition should not be summarily dismissed as not properly served. On July 21, 2008 Siliconware filed a response to the Order to Show Cause and a refiling of the original response to the petition. Tessera will have an opportunity to answer the response to the Order to Show Cause.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation. On May 2, 2008, the PTO granted this request.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip Semiconductor Corporation. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent. The Company will have an opportunity to respond to this official action.

On July 18, 2008 a request for ex parte reexamination of the Company’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip Semiconductor Corporation. The PTO has not yet acted on this request.

The patents that are subject to these reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that have been preliminarily rejected in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described above, in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

We are currently involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of the scope of our key patents could significantly harm our business.

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. As more fully described in Part II, Item 1— Legal Proceedings, we are currently involved in litigation involving some of these key patents in the United States. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of key patents that we license to generate a substantial portion of our revenues. In addition, reexamination requests have

29 of 40

been filed against us in the United States Patent and Trademark Office (“PTO”) with respect to certain key patent claims at issue in one or more of our litigation and arbitration proceedings, and oppositions have been filed against us with respect to key patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. As further described in Part II, Item 1— Legal Proceedings, the PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in certain of our key patents. We are currently asserting these key patents and patent claims in certain of our ongoing litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the key patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain motions to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

We cannot predict the outcome of any of these proceedings or the myriad procedural and substantive motions in these proceedings. In the event that there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our key patents, or if a court or an administrative body such as the PTO limits the scope of the claims of any of our key patents, we could be prevented from enforcing or earning future revenues from our such key patents, and the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock. Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and could divert our management’s time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings historically have been protracted and complex, and we have experienced significant delays in certain of these proceedings. The complexity of our litigations, their disproportionate importance to our business compared to other companies, the propensity for delay in patent litigations, and the potential that we may lose particular motions as well as the overall litigations all could cause significant volatility in our stock price and could materially adversely affect our business and consolidated financial position, results of operations or cash flows.

We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property rights, including material litigation with existing licensees or strategic partners, which could harm our business.

In the past, we have found it necessary to litigate to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1— Legal Proceedings, are examples of significant disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future. These existing and any future legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us and could significantly damage our relationship with the licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they subsequently fail to enter into a license agreement with us or pay for licensed technology, then it may become necessary for us to commence legal proceedings against them. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially higher than expected, which could adversely affect our operating results. Whether or not determined in our favor or settled by us, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations or cash flows. Even if we prevail in our legal actions, significant contingencies will exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Accused parties may also decide to alter their business activities which could affect our ability to collect royalties from such parties.

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

We also rely on trade secret laws rather than patent laws to protect other portions of our proprietary technology. However, trade secrets can be difficult to protect. The misappropriation of our trade secrets or other proprietary information could seriously harm our business. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants, suppliers and customers. We cannot be certain that these contracts have not been and will not be breached, that we will be able to timely detect unauthorized use or transfer of our intellectual property, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we fail to use these mechanisms to protect our intellectual property, or if a court fails to enforce our intellectual property rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.

Our revenues may suffer if we cannot continue to license or enforce our intellectual property rights or if third parties assert that we violate their intellectual property rights.

We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in our technology. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our technology adequately against unauthorized third-party use, which could adversely affect our business. Third parties also may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to perform its contractual obligations to us. If we cannot or do not license the infringed intellectual property at all or on reasonable terms, or substitute similar technology from another source, our business, financial position, results of operations or cash flows could suffer.

30 of 40

If the U.S. patent laws and regulations are changed, we could be adversely impacted.

Tessera’s business relies in part on the uniform and historically consistent application of United States patent laws and regulations. Changes to these laws and regulations may occur as a result of decisions and actions of Congress, the PTO, and the courts, including the U.S. Supreme Court. Recently, certain proposals have been made to change some aspects of the patent laws and PTO rules, and the U.S. Supreme Court has decided a number of patent cases. Some of these changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or a payment of royalties. These changes or potential changes, if passed by Congress or implemented by the Administration, could have a deleterious affect on our licensing program and, therefore, the royalties we can collect.

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

We sell products and provide services that may subject us to product liability claims in the future. Although we carry liability insurance in amounts that we believe are appropriate, product liability claims can be costly and any future product liability claim made against us may exceed the coverage limits of our insurance policies, be excluded from coverage under the terms of our policies or cause us to record a self-insured loss. A product liability claim in excess of our insurance policies could have a material adverse effect on our business, financial condition and results of operations. Even if a product liability loss is covered by our insurance policies, such policies contain substantial retentions and deductibles that we would be required to pay. Our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all. The payment of retentions or deductibles for a significant amount of claims could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

We earn a significant amount of our revenues from a limited number of customers. For the three and six months ended June 30, 2008, there were three customers that each accounted for 10% or more of total revenue. For the three and six months ended June 30, 2007, there were two and one customers, respectively, that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers or if our revenues from them decline, our revenues may decrease substantially.

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

Our investments as of June 30, 2008 include $31.7 million in auction rate municipal bond securities (“ARS”), and asset-backed securities, including mortgaged-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. A failed auction results when sell orders exceed buy orders. As of June 30, 2008, we have recorded net unrealized losses of $1.7 million in accumulated other comprehensive loss, net of tax, as a reduction in stockholders’ equity, reflecting adjustments to ARS and ABS holdings with a temporary decline in value. As a result of auction failures and thinly traded markets, our ability to liquidate and fully recover the carrying value of our ARS and ABS in the near term may be limited or not exist. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges or additional unrealized losses, and investments may be reclassified as long-term investments in our financial statements in future reporting periods. These events could negatively affect our financial condition, statement of operations or cash flow.

Future changes in, or interpretations of, financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and expense fluctuations and affect our reported results of operations.

We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Part I, Item 1— Financial Statements .

31 of 40

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

We currently provide guidance on revenue, expenses and cash taxes on a quarterly basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this report and the following:

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

Our long-term success depends on future royalties paid to us by licensees. Royalty payments under our TCC licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology. We also have royalty arrangements for TCC and other technologies in which royalties are paid based upon a percent of the net sales price or in which royalties are paid on a per package basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption and incorporation of our technology by semiconductor manufacturers and assemblers;

•	the extent to which large equipment vendors and materials providers develop and supply tools and materials to enable manufacturing using our packaging technology;

•	the demand for products incorporating semiconductors that use our licensed technology;

•	the cyclicality of supply and demand for products using our licensed technology; and

•	the impact of economic downturns.

It is difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose revenues.

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, flawed and potentially detrimental to our ongoing business relationship with our licensees. Our license compliance program randomly audits licensees to independently verify the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that the random audits will be effective to that end.

32 of 40

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

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including wafer level packaging, wafer level camera and other image quality enhancement technologies, and MicroPILR packaging technology. Investments in new technologies are speculative. Commercial success depends on many factors including innovativeness and demand for the technology, delays or shortages of materials and equipment, and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

In the future, our licensed technologies may also compete with other package technologies. These technologies may be less expensive than ours and provide higher or additional performance. Companies with these competing technologies may also have greater resources than us. Technological change could render our technologies obsolete, and new, competitive technologies could emerge that achieve broad adoption and adversely affect the use of our technologies and intellectual property.

If we do not create and implement new designs to expand our licensable technology portfolio, our competitive position could be harmed and our operating results adversely affected.

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through April 23, 2028. We need to develop or acquire successful innovations and obtain new patents before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

33 of 40

If we do not successfully further develop and commercialize the technologies we acquire, or cultivate strategic relationship that expand our licensable technology portfolio, our competitive position could be harmed and our operating results adversely affected.

We also attempt to expand our licensable technology portfolio and technical expertise by acquiring and further developing new technologies or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technology and intellectual property to others. However, we may not be able to acquire or obtain rights to licensable technology and intellectual property in a timely manner or upon commercially reasonable terms. Even if we do acquire such rights, some of the technologies we invest in may be commercially unproven and may not be adopted or accepted by the industry. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future needs of the semiconductor, consumer and communication electronics, and consumer imaging industries. Our failure to acquire new technologies that are commercially viable in the semiconductor, consumer and communication electronics, and consumer imaging industries could significantly harm our business, financial position, results of operations or cash flows.

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

•	Differing employment practices, labor issues and business and cultural factors;

•	Less effective protection of intellectual property than is afforded to us in the U. S. or other developed countries; and

•	Limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers.

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

We provide certain services at or below cost in an effort to increase the speed and breadth with which the semiconductor industry adopts our technologies. For example, we provide modeling, manufacturing process training, equipment and materials characterization and other services to assist licensees in designing, implementing, upgrading and maintaining their packaging assembly line. We frequently provide these services as a form of training to introduce new licensees to our technology and existing clients to new technologies, with the aim that these services will help us to generate revenues in the future. We need to monitor these services adequately in order to ensure that we do not incur significant expenses without generating corresponding revenues. Our failure to monitor these services or our design and prototype services adequately may harm our business, financial position, results of operations or cash flows.

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

35 of 40

•

Sales of the acquired businesses may be subject to different accounting treatment than our existing businesses, especially related to the recognition of revenue. This may lead to potential deferral of revenue due to new multiple-element revenue arrangements.

•

Under GAAP, the purchase price considerations for our acquisitions are allocated to intangible assets, goodwill and tangible assets. In addition, we are also required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in future cash flows, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an adverse impact on our results of operations.

The way we integrate acquired technology into our products may not be accepted by customers.

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

We use hazardous substances in the manufacturing and testing of prototype products and in the development of our technologies in our research and development laboratories. We are subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. Our past, present or future failure to comply with environmental regulations could result in the imposition of substantial fines on us, suspension of production, and alteration of our manufacturing processes or cessation of operations. Compliance with such regulations could require us to acquire expensive remediation equipment or to incur other substantial expenses. Any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject us to significant liabilities, including joint and several liability under certain statutes. The imposition of such liabilities could significantly harm our business, financial position, results of operations or cash flows.

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

36 of 40

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, new SEC regulations and NASDAQ Stock Market rules, have created uncertainty for companies. These laws, regulations and standards are often subject to varying interpretations. As a result, their application in practice may evolve as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result of our efforts to comply with evolving laws, regulations and standards, we have increased and will likely continue to increase general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

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

The Company’s Annual Meeting of Stockholders was held on May 15, 2008. The stockholders elected for the ensuing year all of management’s nominees for the Board of Directors, approved the adoption of the Company’s Fourth Amended and Restated 2003 Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 6,000,000 shares and extend the term of the plan through 2018, and ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2008.

The voting results are as follows:

Proposal 1

Election of Directors

	Votes Cast
	For	Withheld	Broker Non-Votes
Robert J. Boehlke	42,504,987	2,730,320	—
Nicholas E. Brathwaite	44,705,330	529,887	—
John B. Goodrich	44,512,839	722,378	—
Al S. Joseph, Ph.D.	43,109,570	2,125,647	—
Bruce M. McWilliams, Ph.D.	43,832,189	1,403,028	—
David C. Nagel, Ph.D.	42,479,287	2,755,930	—
Henry R. Nothhaft	43,144,428	2,090,789	—
Robert A. Young, Ph.D.	44,040,246	1,194,971	—

Proposal 2

	For	Against	Abstentions	Broker Non-Votes
Approval of the Company’s Fourth Amended and Restated 2003 Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 6,000,000 shares and extend the term of the plan through 2018	28,395,698	11,469,234	675,660	4,694,625

Proposal 3

	For	Against	Abstentions	Broker Non-Votes
Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ended December 31, 2008	45,213,845	14,854	6,518	—

Item 5.	Other Information

Not applicable.

37 of 40

Item 6.	Exhibits

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2008, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on February 7, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 12, 2008, and incorporated herein by reference)

10.1+	Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.2+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.3+	Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.4+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.5+	Amendment to the Tessera Technologies, Inc. 2003 Employee Stock Purchase Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.6+	Tessera Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.7+	Employment Letter, dated August 5, 2008, by and between the Registrant and Henry R. Nothhaft (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 6, 2008, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.

38 of 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2008

Tessera Technologies, Inc.

By:	/s/ Charles A. Webster
Charles A. Webster
Executive Vice President and Chief Financial Officer

39 of 40

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2008, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on February 7, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 12, 2008, and incorporated herein by reference)

10.1+	Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.2+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.3+	Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.4+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.5+	Amendment to the Tessera Technologies, Inc. 2003 Employee Stock Purchase Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.6+	Tessera Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.7+	Employment Letter, dated August 5, 2008, by and between the Registrant and Henry R. Nothhaft (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 6, 2008, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.

40 of 40