Form 10-Q
period 2008-09-28
TESSERA TECHNOLOGIES INC
filed 2008-11-05
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50460

TESSERA TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1620029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3025 Orchard Parkway, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 321-6000

(Registrant’s Telephone Number, Including Area Code)

3099 Orchard Drive

San Jose, California 95134

(408) 894-0700

(Former address and telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

As of October 26, 2008, 48,469,628 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$52,710	$207,158
Short-term investments	207,958	82,566
Accounts receivable, net of allowance for doubtful accounts of $60 and $60	7,650	13,464
Inventories	1,905	1,817
Deferred tax assets	11,085	5,291
Other current assets	4,773	3,544

Total current assets	286,081	313,840
Property and equipment, net	34,603	29,443
Intangible assets, net	72,235	51,336
Goodwill	42,732	35,489
Deferred tax assets	15,358	12,937
Long-term investments	26,150	—
Other assets	4,057	1,391

Total assets	$481,216	$444,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,654	$2,301
Accrued legal fees	14,624	4,789
Accrued liabilities	15,245	9,532
Deferred revenue	2,676	469
Income tax payable	1,578	1,274

Total current liabilities	37,777	18,365
Deferred tax liabilities	10,934	7,747
Other long-term liabilities	1,178	—
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 49,114 and 48,570 shares issued, respectively, and 48,469 and 48,555 shares outstanding, respectively	49	48
Additional paid-in capital	341,226	313,387
Treasury stock at cost: 645 and 15 shares of common stock, respectively	(10,505)	(544)
Accumulated other comprehensive loss	(2,323)	(494)
Retained earnings	102,880	105,927

Total stockholders’ equity	431,327	418,324

Total liabilities and stockholders’ equity	$481,216	$444,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Royalty and license fees	$57,587	$41,798	$157,771	$115,544
Product and service revenues	5,914	7,356	21,395	27,104

Total revenues	63,501	49,154	179,166	142,648

Operating expenses:
Cost of revenues	4,074	3,603	12,801	13,917
Research, development and other related costs	15,898	9,920	44,945	27,106
Selling, general and administrative	47,083	17,655	117,342	51,598

Total operating expenses	67,055	31,178	175,088	92,621

Operating income (loss)	(3,554)	17,976	4,078	50,027
Other income and expense, net	(1,033)	3,080	3,280	8,686

Income (loss) before taxes	(4,587)	21,056	7,358	58,713
Provision for income taxes	770	9,874	10,405	26,577

Net income (loss)	$(5,357)	$11,182	$(3,047)	$32,136

Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$(0.11)	$0.23	$(0.06)	$0.68

Net income (loss) per share—diluted	$(0.11)	$0.23	$(0.06)	$0.66

Weighted average number of shares used in per share calculations—basic	47,904	47,688	47,951	47,423

Weighted average number of shares used in per share calculations—diluted	47,904	48,586	47,951	48,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,047)	$32,136
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,681	4,830
Amortization of intangible assets	8,152	5,079
In-process research and development	2,500	—
Impairment of long-term investments	2,403	—
Loss (gain) on property and equipment	12	(2)
Stock-based compensation expense	16,882	13,212
Tax benefits from employee stock option plan	6,816	13,101
Excess tax benefit from stock-based compensation	(5,036)	(14,700)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	8,023	(2,098)
Inventories	(88)	(508)
Deferred income tax, net	(5,498)	(20)
Other assets	(1,077)	10,002
Accounts payable	1,090	(1,417)
Accrued legal fees	9,835	1,711
Accrued liabilities	782	(448)
Deferred revenue	2,207	382
Income tax payable	(1,165)	8,412

Net cash provided by operating activities	48,472	69,672

Cash flows from investing activities:
Purchases of property and equipment	(6,729)	(6,930)
Proceeds from sale of fixed assets	17	12
Purchases of short-term and long-term available-for-sale investments	(393,894)	(62,110)
Proceeds from maturities and sales of short-term and long-term available-for-sale investments	238,233	25,919
Purchases of equity investments and intangible assets	(7,750)	—
Acquisitions, net of cash acquired	(32,014)	(19,538)

Net cash used in investing activities	(202,137)	(62,647)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	5,036	14,700
Proceeds from exercise of stock options	2,213	13,323
Proceeds from employee stock purchase program	1,929	2,016
Repurchase of common stock	(9,961)	(544)

Net cash provided by (used in) financing activities	(783)	29,495

Net increase (decrease) in cash and cash equivalents	(154,448)	36,520
Cash and cash equivalents at beginning of period	207,158	194,076

Cash and cash equivalents at end of period	$52,710	$230,596

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

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2008 and 2007, and for the three and nine months then ended, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2007 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2008 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, September 28, 2008 and the prior year comparative three-month period ended on Sunday, September 30, 2007. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2008, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Investments with original maturities at the date of purchase greater than three months and remaining maturities less than 12 months from the balance sheet date are classified as short-term investments. Investments with original maturities at the date of purchase greater than 12 months are classified as long-term investments. Investments consist primarily of corporate and tax-exempt commercial paper, corporate bonds and notes, government agency notes, variable rate demand notes, municipal bonds and notes, auction rate municipal bonds (“ARS”) and asset-backed securities, including mortgage-backed securities (collectively “ABS”).

At September 30, 2008 and December 31, 2007, the Company had $27.3 million and $45.4 million, respectively, of ARS and ABS recorded at fair value. Previously, ARS and ABS investments were presented as current assets under short-term investments based on their expected maturities. Given the lack of active markets for these investments, the entire amount of the Company’s ARS and ABS holdings, net of those redeemed after the quarter ended September 30, 2008, have been reclassified from short-term investments to long-term investments. Due to the lack of observable market quotes on the Company’s ARS and ABS investments, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s investments is subject to uncertainties that are difficult to predict. Based upon an analysis of market and other factors, ABS with an original par value of $2.1 million were written-down to an estimated fair value of $1.3 million as of September 30, 2008 as the decline in value of these certain investments were determined to be other-than-temporary. The Company recorded impairment charges that increased pre-tax loss by $0.8 million in the third quarter of 2008. Unrealized losses of $2.3 million, net of tax, as of the quarter ended September 30, 2008, related to a temporary decline in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because the Company has the ability and intent to hold the temporarily impaired investments to allow for recovery, and continues to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired as of September 30, 2008.

The Company’s cash equivalents, short-term and long-term investments are classified as available-for-sale and are reported at fair value at the valuation date. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest, dividends, realized gains or losses and impairment charges on securities are included in other income and expense, net.

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” AICPA Statement of Position 97-2, “Software Revenue Recognition” and any applicable amendments or modifications. The Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

Past production payments

Past production payment revenues are license and royalty payments for the use of our technology or intellectual property in the past by new or existing licensees or companies that make such payments as part of a settlement of a patent infringement dispute. Negotiation of such amounts could result from the Company’s resolution of an infringement claim or a claim against an existing licensee who has not paid royalties that it was obligated to pay under its license agreement with the Company. Past production payment revenues typically relate to previous periods and are based on historical production volumes.

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

For certain service arrangements, the Company utilizes the completed-contract and the percentage-of-completion methods of accounting for commercial and government contracts, dependent upon the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee and fixed-priced contracts are recognized upon acceptance of deliverables by the customer or in accordance with the contract specifications, assuming title and risk of loss has transferred to the customer, prices are fixed and determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues, including estimated earned fees, under cost reimbursement-type contracts are recognized as costs are incurred, assuming that the fee is fixed or determinable and collection is reasonably assured.

Claims made for amounts in excess of the agreed contract price are recognized only if it is probable that the claim will result in additional revenue and the amount of additional revenue can be reliably estimated.

Inventories

Inventories are stated at standard cost adjusted to approximate the lower of cost on average or first-in, first-out method or market. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Inventory is determined to be saleable based on a sales forecast within a specific time period, generally for a period not to exceed one year. Inventory in excess of estimated saleable amounts is not valued.

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

In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”) “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective immediately for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” The objective of SFAS No. 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact SFAS No. 141R may have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will assess the impact SFAS No. 160 may have on its consolidated financial position, results of operations or cash flows.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$310	$454
Work in process	1,250	412
Finished goods	345	951

	$1,905	$1,817

Property and equipment consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Furniture and equipment	$40,779	$30,941
Land and buildings	15,628	15,151
Leasehold improvements	3,303	3,343

	59,710	49,435
Less: Accumulated depreciation and amortization	(25,107)	(19,992)

	$34,603	$29,443

Accrued liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Employee compensation and benefits	$8,963	$7,538
Customer deposits	2,173	—
Other	4,108	1,994

	$15,244	$9,532

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Unrealized losses on available-for-sale securities, net of tax	$2,323	$494

Accumulated other comprehensive loss	$2,323	$494

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

The allocation of goodwill to segments and the change to the carrying value is reflected below (in thousands):

	Intellectual Property	Product & Service	Total
Balance at December 31, 2007	$24,196	$11,293	$35,489
Goodwill acquired through the FotoNation, Inc. acquisition	7,491	—	7,491
Adjustments	(248)	—	(248)

Balance at September 30, 2008	$31,439	$11,293	$42,732

Identified intangible assets consisted of the following (in thousands):

	Average Life (Years)	September 30, 2008			December 31, 2007
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	7-15	$22,737	$(3,804)	$18,933	$14,586	$(2,184)	$12,402
Existing technology	5-10	51,161	(10,033)	41,128	39,161	(5,331)	33,830
Trade name	4-10	3,620	(779)	2,841	3,320	(483)	2,837
Customer contracts	4-9	10,500	(1,626)	8,874	1,900	(673)	1,227
Non-competition agreements	2	1,400	(1,121)	279	1,400	(596)	804
Assembled workforce	4	300	(120)	180	300	(64)	236

		$89,718	$(17,483)	$72,235	$60,667	$(9,331)	$51,336

Amortization expense for the three and nine months ended September 30, 2008 and 2007 amounted to $2.9 million, $8.2 million, $1.9 million and $5.1 million, respectively.

As of September 30, 2008, the estimated future amortization expense of purchased identified intangible assets is as follows (in thousands):

2008 (remaining 3 months)	$2,902
2009	11,013
2010	10,711
2011	10,362
2012	9,885
Thereafter	27,362

$72,235

NOTE 7 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(5,357)	$11,182	$(3,047)	$32,136
Denominator:
Weighted average common shares outstanding	48,426	48,064	48,267	47,742
Less: Unvested common shares subject to repurchase	(522)	(376)	(316)	(319)

Total shares—basic	47,904	47,688	47,951	47,423
Effect of dilutive securities
Stock awards and warrants	—	826	—	1,034
Restricted stock	—	72	—	97

Total shares—diluted	47,904	48,586	47,951	48,554
Net income (loss) per common share—basic	$(0.11)	$0.23	$(0.06)	$0.68
Net income (loss) per common share—diluted	$(0.11)	$0.23	$(0.06)	$0.66

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted shares that are subject to repurchase. Diluted net income (loss) per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted shares and the incremental common shares issuable upon the exercise of stock options and warrants, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid-in capital.

For the three and nine months ended September 30, 2008, we excluded from our net loss per share calculations all potential dilutive common stock because their effect on net loss per share was anti-dilutive. For the three and nine months ended September 30, 2007, options to purchase approximately 1.9 million and 1.3 million shares of common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. During the three and nine months ended September 30, 2008, the Company repurchased zero and 630,000 shares of common stock, respectively, at an average price of $15.78 and a total cost of $10.0 million under the plan. As of September 30, 2008, the Company has repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2008, the total amount available for repurchase was $89.5 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of September 30, 2008, there were no shares reserved for grant under these plans.

The 2003 Plan

In February 2003, the board of directors adopted and the Company stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. When the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and restricted stock units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. As of September 30, 2008, there were 4,118,000 shares available for grant under this plan.

A summary of the activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2007	3,794	$28.31
Options granted	2,056	20.45
Options exercised	(184)	9.12
Options forfeited / expired	(122)	33.13

Balance at September 30, 2008	5,544	$25.93

Information with respect to outstanding restricted stock awards and units as of September 30, 2008 was as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unnvested at December 31, 2007	434	$35.41
Awards and units granted	646	28.89
Awards and units vested	(166)	33.93
Awards and units cancelled / forfeited	(21)	28.17

Unnvested at September 30, 2008	893	$31.16

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

The ESPP has a series of consecutive, overlapping 24-month offering periods. The first offering period commenced February 1, 2004, the effective date of the ESPP, as determined by the board of directors.

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

As of September 30, 2008 and 2007, there were 624,000 and 550,000 shares, respectively, available for grant under the ESPP.

NOTE 9 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues	$92	$425	$345	$1,722
Research, development & other related costs	2,457	712	5,571	1,831
Selling, general & administrative	4,046	3,247	10,966	9,659

Total stock-based compensation expense	$6,595	$4,384	$16,882	$13,212

The stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2008 and 2007 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Employee stock options	$3,906	$3,103	$9,430	$9,297
Restricted stock awards	2,480	1,154	6,479	3,270
Employee stock purchase plan	209	127	973	645

Total stock-based compensation expense	$6,595	$4,384	$16,882	$13,212

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

The following assumptions were used to value the options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	3.0%	4.4%	2.6 - 3.0%	4.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	60.7%	36.7%	59.9 - 60.7%	36.8%

NOTE 10 – INCOME TAXES

The income tax provision for the three and nine months ended September 30, 2008 was $0.8 million and $10.4 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The income tax provision for the three and nine months ended September 30, 2007 was $9.9 million and $26.6 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The Company’s income tax provision is based on its worldwide estimated annualized effective tax rate except for jurisdictions for which a loss is expected for the year and for which no benefit can be realized for those losses. Such jurisdictions’ tax is based on actual withholding taxes for the quarter. The decrease in the income tax provision for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 is primarily attributable to the decrease in pre-tax income, partially off-set by non-benefitted tax losses in foreign jurisdictions, the tax effects of the non-deductible in-process research and development expense related to the first quarter 2008 acquisition of FotoNation, an increase in non-deductible stock-based compensation expense relative to pre-tax income and an increase in withholding tax on foreign income.

As of September 30, 2008 and December 31, 2007, unrecognized tax benefits determined in accordance with Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” approximated $4.9 million and $3.2 million, respectively. The increase in the unrecognized tax benefits of $0.4 million was related to tax positions taken in a prior period. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $3.0 million at September 30, 2008.

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the three and nine months ended September 30, 2008, interest and penalties related to unrecognized tax benefits were immaterial and are included in unrecognized tax benefits. The Company does not expect any of its unrecognized tax benefits to expire within the next twelve months.

The United States federal and state tax returns are generally not open to examination by tax authorities for years before 2003. In the major foreign jurisdictions in which the Company operates, the Company is not subject to audit by the tax authorities for years prior to 2005. The Company is not currently under tax examination.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. For lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three and nine months ended September 30, 2008 and 2007 amounted to $0.8 million, $1.7 million, $0.3 million and $0.8 million, respectively.

As of September 30, 2008, future minimum lease payments are as follows (in thousands):

2008 (remaining 3 months)	$1,363
2009	3,042
2010	2,008
2011	1,575
2012	1,479
Thereafter	4,004

$13,471

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605 before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion of Investigation No. 337-TA-649 before the ITC. The Company expects that potential damages will continue to accrue during the stay period. Upon completion of the ITC action, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, the Company submitted a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. On April 17, 2007, Tessera provided notice to Amkor of Tessera’s termination of the license agreement. After a hearing on October 8, 2007, the arbitration panel determined that it would decide the effect of Tessera’s termination notice in connection with the full hearing of the case.

A seven day hearing of the case began on March 31, 2008, and closing arguments occurred on June 10, 2008. The panel issued an unanimous Interim Award on October 21, 2008, finding the patents at issue in the arbitration valid and enforceable. The panel also awarded Tessera monetary damages for Amkor’s material breach of its license agreement for failure to pay royalties on certain of the accused products. The panel further issued an Order dated October 27, 2008 that instructed the experts for both parties to calculate damages based upon the parameters set forth in the Interim Award. The parties were ordered to thereafter meet and confer to attempt to resolve any differences in their damages calculations and to submit a joint report of the damages experts no later than twenty-one days after service of the Order. The panel further ruled that the license agreement has not terminated but may be if Amkor fails to comply fully with the panel’s rulings within 60 days from the final award.

The patents at issue in the arbitration are U.S. Patent No. 5,852,326, U.S. Patent No. 6,433,419, U.S. Patent No. 6,465,893, and U.S. Patent No. 5,679,977.

The Company cannot predict the outcome of this proceeding or the amount of any final award.

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

The trial in this case has been scheduled to take place in September 2009, and discovery is ongoing. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera opposed the motion on June 21, 2007; Judge Essex did not rule on the motion. On February 22, 2008, the respondents filed a renewed motion to stay the ITC action pending completion of reexamination proceedings relating to the patents at issue, in view of office actions issued by the PTO in the reexamination of these patents described below in Reexamination Proceedings. An initial hearing of the matter was held on February 25, 2008, and Tessera further opposed the motion in writing on that date. On February 26, 2008, Judge Essex ruled that the action would be stayed in view of the pending reexamination proceedings relating to the patents at issue.

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

The five-day hearing began on July 14, 2008, and was completed on July 18, 2008. On October 16, 2008, Judge Essex issued an order extending the target date for completion of the investigation by the ITC from February 20, 2009 to April 3, 2009, and extended the target date for issuance of the final initial determination from October 20, 2008 to December 1, 2008.

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

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”)

On December 7, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on January 3, 2008. The respondents named in the complaint were A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. In the Notice of Institution, the ITC stated that it will, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

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

On May 15, 2008, Company filed a motion to withdraw U.S. Patent No. 6,458,681 from the ITC action. The respondents did not oppose the motion, and the motion was granted. In July 2008, the action was assigned to Judge Essex.

On May 21, 2008, Company settled its dispute with one of the respondents, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that their accused products infringe those patents. IPSG has been dismissed from the ITC action. On August 14, 2008, Company settled its dispute with another respondent, Peripheral Devices & Products Systems, Inc. (“PDP”), and entered into a settlement and license agreement with PDP. As part of the settlement, PDP, on behalf of itself and its parents, affiliates and subsidiaries, acknowledged the validity and enforceability of the asserted patents, and further acknowledged that its accused products infringe those patents. On September 22, 2008, Judge Essex granted the motion of A-DATA Technology Co., Ltd. and A-DATA Technology (USA) Co., Ltd. (collectively “A-DATA”) to dismiss those respondents from the ITC action based on their stipulation to a consent order pursuant to which they agreed not to import or sell for importation into the United States any products infringing Tessera’s asserted patents.

A nine-day hearing in this action began on September 22, 2008 and was completed on October 3, 2008. The parties completed their post-hearing briefs on October 31, 2008, and the Judge’s initial determination is due no later than January 14, 2009.

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

This ITC action is assigned to Judge Essex. On June 13, 2008, Judge Essex issued an order setting the target for completion of the investigation at August 28, 2008, with an initial determination to be issued no later than May 28, 2009. A seven-day hearing was tentatively scheduled to begin on February 5, 2009. On September 30, 2008, Judge Essex issued an order granting the parties’ joint request to extend the hearing date and rescheduled the hearing to begin on March 16, 2009, with a new target completion date of November 2, 2009. On October 29, 2008, Judge Essex issued an order granting Tessera’s request to add another patent, U.S. Patent No. 5,663,106, to this investigation. The Judge granted an additional extension in the procedural schedule, hearing date and target date to accommodate additional discovery for the newly added patent. Under the new schedule, subject to the commission’s approval, the hearing is scheduled to begin on April 27, 2009, the Judge’s initial determination is due on August 7, 2009, and the target date for completion of the investigation is December 7, 2009. The parties are proceeding with discovery.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware.

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

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Civil Action No. 05-04063 CW (N.D.Cal.)

On September 17, 2008, the Company filed a complaint in the Superior Court for the State of California against United Test and Assembly Center, Ltd. and UTAC America, Inc. (“UTAC”) alleging breach of contract for failure to pay Tessera the full royalty due under its license agreement. The Company is also alleging violations of California unfair competition laws and seeking compensatory and punitive damages.

On October 20, 2008, UTAC removed the action to the U.S. District Court for the Northern District of California. On October 31, 2008, Judge Claudia Wilken issued an order that Tessera’s case against UTAC was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.) and that the UTAC case should be reassigned to her. Tessera has agreed that UTAC may have until November 14, 2008 to respond to the complaint.

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

The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007, to which a response was filed on July 5, 2007. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed by Tessera on August 6, 2007. On September 5, 2007, Siliconware filed comments in response to the Company’s August 6, 2007 response. On March 14, 2007, Siliconware filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO granted this request on June 12, 2007. On May 21, 2007, Amkor filed a request for ex parte reexamination of U.S. Patent No. 5,861,666. On July 26, 2007, the PTO granted this request. On June 11, 2007, Amkor filed additional requests for reexamination regarding U.S. Patent Nos. 5,679,977 and 6,133,627. The PTO granted the request for reexamination as to the 5,679,977 patent on August 15, 2007, and the PTO granted the requests for reexamination as to the 6,133,627 patent on August 13, 2007.

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008.

A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. A response to such official action was filed on May 12, 2008. A second official action was mailed on September 30, 2008 and Tessera filed an amendment to the claims and response to the second official action on October 30, 2008.

On February 12, 2008, the PTO issued decisions merging the three reexaminations of U.S. Patent No. 5,679,977 with one another and also merging the two reexaminations of U.S. Patent No. 6,133,627 with one another. A first official action was issued on February 29, 2008 in the merged reexaminations of U.S. Patent No. 6,133,627, rejecting those claims subject to reexamination. A response to the official action in the merged reexaminations of U.S. Patent No. 6,133,627 was filed on April 29, 2008. On August 10, 2008, the PTO issued a second official action, to which Tessera filed a Request to Vacate the Second Official Action on August 26, 2008 on procedural grounds. As a result, on September 11, 2008, the PTO issued a third non-final official action. Tessera filed a response to the non-final office action on October 17, 2008.

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action. Tessera will have an opportunity to respond.

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,433,419 specification. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action.

On February 15, 2008, the PTO issued a second official action maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,465,893 specification. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, an non-final office action was issued. Tessera filed a response on October 21, 2008.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. The PTO has not yet issued a first office action.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. The Company will have an opportunity to respond to this official action.

On July 18, 2008 a request for ex parte reexamination of the Company’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip Semiconductor Corporation. On September 4, 2008, the PTO granted the request for reexamination. A first office action has not yet been issued.

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

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008 the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company has the right to respond in writing and to have an oral hearing before the EPO Opposition Division makes any further decisions in the proceeding. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

The Intellectual Property segment is primarily focused on licensing technologies in the Company’s core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and consumer imaging and optics technologies for the consumer imaging industry. Key functions of this division include licensing, intellectual property management and marketing. This segment further focuses on expanding the Company’s technology portfolio into areas outside of its core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials, and through new partnerships, ventures and acquisitions of complementary technology.

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

The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information ,” is the Company’s President and Chief Executive Officer. The CODM assesses the performance of the reportable segments using information about its revenue and operating income (loss) before other income and expense and income taxes. The CODM is not presented with financial information for each division and the CODM does not evaluate each division separately from the reportable segments when evaluating the operating performance of the business.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Intellectual Property Segment	$57,930	$41,749	$158,813	$115,555
Product and Service Segment	5,571	7,405	20,353	27,093
Corporate Overhead	—	—	—	—

Total revenues	63,501	49,154	179,166	142,648

Operating expenses:
Intellectual Property Segment	49,990	14,581	121,054	41,976
Product and Service Segment	7,473	8,237	25,121	27,367
Corporate Overhead	9,592	8,360	28,913	23,278

Total operating expenses	67,055	31,178	175,088	92,621

Operating income (loss)
Intellectual Property Segment	7,940	27,168	37,759	73,579
Product and Service Segment	(1,902)	(832)	(4,768)	(274)
Corporate Overhead	(9,592)	(8,360)	(28,913)	(23,278)

Total operating income (loss)	$(3,554)	$17,976	$4,078	$50,027

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
United States	$7,499	12%	$10,856	22%	$37,548	21%	$34,256	24%
Asia Pacific	43,895	69	27,171	55	100,861	56	78,148	55
Europe and other	12,107	19	11,127	23	40,757	23	30,244	21

	$63,501	100%	$49,154	100%	$179,166	100%	$142,648	100%

For the three and nine months ended September 30, 2008, two customers each accounted for 10% or more of total revenues. For the three and nine months ended September 30, 2007, two customers each accounted for 10% or more of total revenues.

Net property and equipment are presented below by geographical area (in thousands):

	September 30, 2008	December 31, 2007
United States of America	$30,667	$26,569
Israel	2,049	1,917
Japan and other	1,887	957

Total	$34,603	$29,443

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2008 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$263,648	$3,835	$232,339	$27,308

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008 (in thousands):

Available-for-sale securities
Balance at December 31, 2007	$45,411
Purchases, sales, issuances and settlements, net	(14,987)
Total gains or losses (realized and unrealized):
Included in earnings	(803)
Included in other comprehensive income	(2,313)
Transfers in/(out) of Level 3	—

Balance at September 30, 2008	$27,308

NOTE 14 – REVISION OF CASH FLOW STATEMENT PRESENTATION OF TAX BENEFITS FROM STOCK OPTION PLAN AND EXCESS TAX BENEFITS FROM STOCK-BASED COMPENSATION IN THE STATEMENT OF CASH FLOWS

The disclosure in the consolidated statements of cash flows for excess tax benefits from stock-based compensation related to the nine months ended September 30, 2007 has been revised. Specifically, $14.2 million related to excess tax benefits from stock-based compensation has been included as an operating cash outflow and a financing cash inflow. In addition, tax benefits from stock option plan has been revised by $13.1 million as an increase to net cash provided by operating activities and the change in income tax payable has been revised by $13.1 million as a decrease to net cash provided by operating activities. There was no impact to the net increase in cash and cash equivalents resulting from these revisions. The Company concluded that the revision was not material to any of its previously issued consolidated financial statements in prior periods based on SEC Staff Accounting Bulletin No. 99, “Materiality.” The impact of this revision on the third quarter of 2007 consolidated statements of cash flows is provided below:

Nine Months Ended September 30, 2007
Tax benefits from stock option plan as reported	$—
Tax benefits from stock option plan as revised	13,101
Changes in income tax payable as reported	21,513
Changes in income tax payable as revised	8,412
Excess tax benefits from stock-based compensation as reported	(488)
Excess tax benefits from stock-based compensation as revised	(14,700)

Impact to cash flows provided by operating activities	$14,212

Cash flows provided by operating activities as reported	$83,884

Cash flows provided by operating activities as revised	$69,672

Cash flows provided by financing activities as reported	$15,283

Cash flows provided by financing activities as revised	$29,495

NOTE 15 – RELATED PARTY TRANSACTION

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek S.A. (“NemoTek”). In December 2007, the Company made an investment in NemoTek, a supplier of camera solutions for the mobile phone market. The total investment by the Company in NemoTek is approximately $0.5 million and represents less than a 10 percent holding in NemoTek. Revenue from NemoTek represented approximately 2 percent of the total revenue in the year ended December 31, 2007. The amount due from NemoTek as of December 31, 2007 was $1.5 million. Revenue from NemoTek during the three and nine months ended September 30, 2008 were $0.3 million and $0.8 million, respectively. Amounts due from NemoTek as of September 30, 2008 were $1.4 million.

From November 2005 through April 2007, the Company engaged the consulting services of a company 100% owned by one of the Company’s employees. For the three and nine months ended September 30, 2008 and 2007, the Company recognized approximately zero, zero, zero and $0.3 million, respectively, of consulting expenses.

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

Corporate Information

Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California 95134. We also have offices, research and development and manufacturing facilities in other locations. Our telephone number is (408) 321-6000. We maintain a website at www.tessera.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website.

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

On September 22, 2008 we launched our Product Launch Services, through which we will deliver state-of-the-art imaging solutions such as our OptiML WL VGA 1E single-element VGA lens directly to manufacturers. Our Product Launch Services will enable manufacturers to accelerate the introduction of products that integrate our technology-based solutions and will include access to our Charlotte, NC based medium-volume manufacturing facility for both standard and customized lenses.

Acquisitions

We have grown our business partly through acquisitions. The impact of these acquisitions on our financial results has been included in the following discussion. In February 2008, Tessera completed its acquisition of FotoNation, a Delaware corporation. In February 2007, Tessera completed its acquisition of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and operated in Israel. In February 2007 and May 2005, we purchased from North Corporation all of its patents and patent applications filed in the United States and in foreign jurisdictions, trademark assets and certain tangible assets. In July 2006, Tessera completed its acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation. In December 2005, Tessera completed its purchase of certain assets of Shellcase, Ltd., an Israeli company.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Royalty and license fees	91%	85%	88%	81%
Product and service revenues	9	15	12	19

Total revenues	100	100	100	100

Operating expenses:
Cost of revenues	6	7	7	10
Research, development and other related costs	25	20	25	19
Selling, general and administrative costs	74	36	66	36

Total operating expenses	105	63	98	65

Operating income (loss)	(5)	37	2	35
Other income and expense, net	(2)	6	2	6

Income (loss) before taxes	(7)	43	4	41
Provision for income taxes	1	20	6	18

Net income (loss)	(8)%	23%	(2)%	23%

Revenues

The following table sets forth our revenues by type (in thousands, except for percentages):

	For the Three Months Ended September 30,				Increase/ (Decrease)	% Change
	2008		2007
Royalty and license fees	$57,587	91%	$41,798	85%	$15,789	38%
Product and service revenues	5,914	9	7,356	15	(1,442)	(20)

Total revenues	$63,501	100%	$49,154	100%	$14,347	29%

	For the Nine Months Ended September 30,				Increase/ (Decrease)	% Change
	2008		2007
Royalty and license fees	$157,771	88%	$115,544	81%	$42,227	37%
Product and service revenues	21,395	12	27,104	19	(5,709)	(21)

Total revenues	$179,166	100%	$142,648	100%	$36,518	26%

Revenues for the three months ended September 30, 2008 were $63.5 million as compared to $49.2 million for the three months ended September 30, 2007, an increase of $14.3 million, or 29%. Revenues for the nine months ended September 30, 2008 were $179.2 million as compared to $142.6 million for the nine months ended September 30, 2007, an increase of $36.5 million, or 26%. The overall increase in the three and nine months ended September 30, 2008 as compared to 2007 is primarily due to higher royalties reported from strong shipments, a favorable royalty adjustment in the third quarter of 2008 resulting from self-audits, higher license revenue primarily related to consumer imaging technologies, offset by some softness in the photolithography industry and a reduction in government funded projects. In addition, the increase in the nine months ended September 30, 2008 as compared to 2007 also included a one-time favorable royalty pricing adjustment in the first quarter of 2008 from one of our current licensees.

Cost of Revenues

Cost of revenues primarily relates to product and service revenues, as the cost of revenues associated with intellectual property revenues is de minimis. For the three and nine months ended September 30, 2008, cost of revenues represented 69% and 60% of product and service revenues, respectively. For the three and nine months ended September 30, 2007, cost of revenues represented 49% and 51% of product and service revenues, respectively. For each associated period, cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues, on the mix of product sales to semiconductor optics and communications industries and on the mix of commercial and government revenues. As we transition resources from government funded projects into research and development projects, we expect increases in cost of revenues relative to product and service revenues.

Cost of revenues for the three months ended September 30, 2008 increased by $0.5 million, or 14%, to $4.1 million as compared to $3.6 million for the three months ended September 30, 2007. The increase of $0.5 million was primarily attributable to the inclusion of amortization of intangible assets from FotoNation acquired in the first quarter of 2008. Cost of revenues for the nine months ended September 30, 2008 decreased by $1.1 million, or 8%, to $12.8 million as compared to $13.9 million for the nine months ended September 30, 2007. The decrease of $1.1 million was primarily attributable to the transition of resources from government funded projects into research and development projects offset by the inclusion of amortization of intangible assets from the FotoNation acquisition.

Research, Development and Other Related Costs

Research, development and other related (“R&D”) costs for the three months ended September 30, 2008 were $15.9 million, an increase of $6.0 million, or 61%, as compared to $9.9 million for the three months ended September 30, 2007. The increase in the three month periods is primarily due to increased stock-based compensation expense of $1.7 million, $1.6 million in R&D expenses related to increased R&D activities of FotoNation including technology acquired in the first quarter of 2008, $1.5 million in personnel related expenses primarily from increased headcount and $1.3 million increased spending in global R&D centers. R&D costs for the nine months ended September 30, 2008 were $44.9 million, an increase of $17.8 million, or 66%, as compared to $27.1 million for the nine months ended September 30, 2007. The increase in the nine month period is primarily due to $4.1 million increased spending in global R&D centers, an increase in the amortization expense of acquired intangible assets of $4.1 million, a one-time charge of $2.5 million related to in-process research and development acquired in the first quarter FotoNation acquisition, increased stock-based compensation expense of $3.7 million and $3.2 million in R&D expenses related to the inclusion of FotoNation acquired in the first quarter of 2008. R&D headcount increased from 181 at September 30, 2007 to a total of 280 at September 30, 2008.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2008 were $47.1 million, an increase of $29.4 million, or 166%, as compared to $17.7 million for the three months ended September 30, 2007. The increase was primarily attributable to an increase of $24.2 million and $0.8 million, respectively, in patent litigation and general legal consulting expenses, $1.0 million in SG&A expenses related to FotoNation acquired in the first quarter of 2008, $1.0 million in audit services, $0.9 million in personnel-related expenses primarily from additional headcount, $0.8 million in stock-based compensation expense and $0.4 million in amortization expense of intangible assets. SG&A expenses for the nine months ended September 30, 2008 were $117.3 million, an increase of $65.7 million, or 127%, as compared to $51.6 million for the nine months ended September 30, 2007. The increase was primarily attributable to increases of $52.4 million and $2.1 million, respectively, in patent litigation and general legal consulting expenses, $2.7 million in audit and consulting expenses, $2.6 million from personnel-related expenses primarily from additional headcount, $2.2 million in SG&A expenses related to FotoNation acquired in the first quarter of 2008, an increase of $0.6 million in amortization expense of intangible assets, $1.3 million increased stock-based compensation expense and $1.3 million in increased marketing activity.

We expect that litigation expenses will continue to be a material portion of our SG&A expense in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described below in Part II, Item 1 – Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues	$92	$425	$345	$1,722
Research, development & other related costs	2,457	712	5,571	1,831
Selling, general & administrative	4,046	3,247	10,966	9,659

Total stock-based compensation expense	$6,595	$4,384	$16,882	$13,212

The stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2008 and 2007 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Employee stock options	$3,906	$3,103	$9,430	$9,297
Restricted stock awards	2,480	1,154	6,479	3,270
Employee stock purchase plan	209	127	973	645

Total stock-based compensation expense	$6,595	$4,384	$16,882	$13,212

Stock-based compensation awards included employee stock options, restricted stock and employee stock purchases under our 2003 Employee Stock Purchase Plan. Stock-based compensation expense for the three months ended September 30, 2008 and 2007 was $6.6 million and $4.4 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2008 and 2007 was $16.9 million and $13.2 million, respectively. The overall increase is primarily related to an increase in grants of stock awards to employees based on our compensation incentive program and additional stock-based compensation expense resulted from modification of stock awards to employees terminated from the company. Future stock-based compensation expense and unrecognized stock-based compensation expense will increase as we grant additional stock awards.

Other Income and Expense, Net

Other income and expenses, net, for the three months and nine months ended September 30, 2008 was expense of $1.0 million and income of $3.3 million, as compared to income of $3.1 million and $8.7 million, respectively, for the three and nine months ended September 30, 2007. The decrease in other income and expense, net, for the three and nine month period ended September 30, 2008 is mainly due to $2.4 million of other-than-temporary write down of our asset backed securities and minority equity investment in emerging technologies in the quarter ended September 30, 2008 and a decrease in interest income. In addition, the decrease in interest income was principally due to a decrease in prevailing interest rates on our cash, cash equivalents and investments. Our cash, cash equivalents and investments at September 30, 2008 were $286.8 million as compared to $265.8 million at September 30, 2007.

Provision for Income Taxes

The income tax provision for the three and nine months ended September 30, 2008 was $0.8 million and $10.4 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The income tax provision for the three and nine months ended September 30, 2007 was $9.9 million and $26.6 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. Our income tax provision is based on our worldwide estimated annualized effective tax rate except for jurisdictions for which a loss is expected for the year and for which no benefit can be realized for those losses. With respect to the latter, tax is based on withholding taxes for the quarter. The decrease in the income tax provision for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 is primarily attributable to the decrease in pre-tax income as partially off-set by non-benefitted tax losses in foreign jurisdictions, the tax effects of the non-deductible in-process research and development expense related to the first quarter 2008 acquisition of FotoNation, an increase in non-deductible stock compensation expense relative to pre-tax income and an increase in withholding tax on foreign income.

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

Our Intellectual Property segment is primarily focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices and consumer imaging and optics technologies for the consumer imaging industry. Key functions of this division include licensing, intellectual property management and marketing. This segment further focuses on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials, and through new partnerships, ventures and acquisitions of complementary technology.

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

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Intellectual Property Segment	$57,930	$41,749	$158,813	$115,555
Product and Service Segment	5,571	7,405	20,353	27,093
Corporate Overhead	—	—	—	—

Total revenues	63,501	49,154	179,166	142,648

Operating expenses:
Intellectual Property Segment	49,990	14,581	121,054	41,976
Product and Service Segment	7,473	8,237	25,121	27,367
Corporate Overhead	9,592	8,360	28,913	23,278

Total operating expenses	67,055	31,178	175,088	92,621

Operating income (loss)
Intellectual Property Segment	7,940	27,168	37,759	73,579
Product and Service Segment	(1,902)	(832)	(4,768)	(274)
Corporate Overhead	(9,592)	(8,360)	(28,913)	(23,278)

Total operating income (loss)	$(3,554)	$17,976	$4,078	$50,027

The revenues and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three and nine months ended September 30, 2008, Corporate Overhead expenses were $9.6 million and $28.9 million, respectively, as compared to $8.4 million and $23.3 million, respectively, for the three and nine months ended September 30, 2007. The increases in Corporate Overhead expenses from the three and nine months ended September 30, 2007, are primarily attributable to an increase in personnel related expenses, facilities, consulting and audit expenses.

Intellectual Property Segment

Intellectual property revenues for the three months ended September 30, 2008 were $57.9 million as compared to $41.7 million for the three months ended September 30, 2007, which represented an increase of $16.2 million or 39%. For the nine months ended September 30, 2008 intellectual property revenues were $158.8 million as compared to $115.6 million for the nine months ended September 30, 2007, which represented an increase of $43.2 million or 37%. The overall increase is primarily attributed to higher royalties reported on strong shipments, a favorable royalty adjustment in the third quarter of 2008 resulting from self-audits, and higher license revenue primarily related to consumer imaging technologies. In addition, the increase in the nine months ended September 30, 2008 as compared to 2007 also included a one-time favorable royalty pricing adjustment in the first quarter of 2008 from one of our current licensees.

Intellectual property revenues consist primarily of royalties received from our TCC licensees from two primary market segments: DRAM (Dynamic Random Access Memory) and Wireless. In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due to us under their respective TCC licenses, based on several factors including volumes. The effect of the volume pricing adjustments may be to cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may be to cause, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year, some quarter-to-quarter fluctuations in the growth in our revenues from the DRAM segment. We have no other contracts that provide volume-based pricing adjustments.

Operating expenses for the three months ended September 30, 2008 were $50.0 million and consisted primarily of cost of revenues of $0.4 million, R&D costs of $13.9 million and SG&A costs of $35.7 million. Included in SG&A costs were $29.2 million of litigation expenses. Operating expenses for the three months ended September 30, 2008 of $50.0 million represented an increase of $35.4 million as compared to $14.6 million for the three months ended September 30, 2007, which is primarily attributable to an increase in litigation expenses of $24.2 million, inclusion of $2.9 million in expenses incurred by FotoNation, acquired in the first quarter of 2008, increased stock-based compensation expense of $2.3 million, increases in personnel related expenses of $2.2 million primarily from higher headcount and increased legal and outside consulting expenses of $1.9 million.

Operating expenses for the nine months ended September 30, 2008 were $121.1 million and consisted primarily of cost of revenues of $0.9 million, R&D costs of $36.9 million and SG&A costs of $83.3 million. Included in SG&A costs were $66.6 million of litigation expenses. Operating expenses for the nine months ended September 30, 2008 of $121.1 million represented an increase of $79.1 million as compared to $42.0 million for the nine months ended September 30, 2007, which is primarily attributable to an increase in litigation expenses of $52.4 million, the inclusion of $10.2 million in expenses incurred by FotoNation, acquired in the first quarter of 2008, increases in stock-based compensation expense of $4.8 million, increases in personnel related expenses of $3.9 million primarily from increased headcount, increased legal and outside consulting of $3.3 million, increased operating equipment and supplies expense of $1.9 million and increased amortization of intangible assets of $0.8 million.

We expect that litigation costs will continue to be a material portion of the Intellectual Property segment’s SG&A costs in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1— Legal Proceedings, below, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three and nine months ended September 30, 2008 were $7.9 million and $37.8 million, respectively, as compared to $27.2 million and $73.6 million for the three and nine months ended September 30, 2007, a decrease of $19.3 million and $35.8 million, or 71% and 49%, respectively, primarily related to increased litigation expenses.

Product and Service Segment

Product and Service revenues for the three months ended September 30, 2008 were $5.6 million as compared to $7.4 million for the three months ended September 30, 2007, which represented a decrease of $1.8 million, or 24%. Product and Service revenues for the nine months ended September 30, 2008 were $20.4 million as compared to $27.1 million for the nine months ended September 30, 2007, which represented a decrease of $6.7 million, or 25%. For the three and nine months ended September 30, 2008, the decrease in Product and Service revenues is primarily attributable to a reduction in government funded projects, which reflects our planned exit from the government service business by the end of 2008.

Operating expenses for the three months ended September 30, 2008 were $7.5 million and consisted of cost of revenues of $3.7 million, R&D costs of $2.0 million and SG&A costs of $1.8 million. Operating expenses for the three months ended September 30, 2007 were $8.2 million. The decrease of $0.7 million in total operating expenses from the three months ended September 30, 2007 is primarily due to decreases in materials and other cost of revenue of $0.5 million and decreases in outside consulting expense of $0.6 million, offset by increased personnel related expenses of $0.5 million primarily from increased headcount.

Operating expenses for the nine months ended September 30, 2008 were $25.1 million and consisted of costs of revenues of $11.9 million, R&D costs of $8.1 million and SG&A costs of $5.1 million. Operating expenses for the nine months ended September 30, 2007 were $27.4 million, which consisted of costs of revenues of $13.1 million, R&D costs of $9.4 million and SG&A costs of $4.9 million. The decrease of $2.3 million in total operating expenses from the nine months ended September 30, 2007 is primarily due to decreases in materials and other cost of revenue of $3.5 million and decreases in stock-based compensation expense of $0.8 million, offset by increased personnel related expenses of $2.5 million primarily from increased headcount.

Operating losses for the three and nine months ended September 30, 2008 were $1.9 million and $4.8 million, respectively, as compared to operating losses of $0.8 million and $0.3 million for the three and nine months ended September 30, 2007, an increase of $1.1 million and $4.5 million, or 138% and 1500%, respectively, which was driven by decreases in revenues.

Liquidity and Capital Resources

(in thousands, except for percentages)	As of September 30, 2008	As of December 31, 2007
Cash and cash equivalents	$52,710	$207,158
Short-term investments	207,958	82,566
Long-term investments	26,150	—

Total cash, cash equivalents, short-term and long-term investments	$286,818	$289,724

Percentage of total assets	59%	65%

	Nine Months Ended September 30,
	2008	2007*
Net cash provided by operating activities	$48,472	$69,672
Net cash used in investing activities	$(202,137)	$(62,647)
Net cash provided by (used in) financing activities	$(783)	$29,495

*	For the nine months ended 2007, tax benefits from stock option plan and excess tax benefits from stock-based compensation have been revised in Net cash provided by operating activities and Net cash provided by financing activities to revise an error relating to the amount of windfall tax benefits realized during the period. See Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on the revision to the Statement of Cash Flows presentation.

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $286.8 million at September 30, 2008, a decrease of $2.9 million from $289.7 million at December 31, 2007. Cash and cash equivalents were $52.7 million at September 30, 2008, a decrease of $154.5 million from $207.2 million at December 31, 2007. The decrease in cash and cash equivalents was primarily the result of $202.1 million net cash used in investing activities, $0.8 million net cash used in financing activities, offset by $48.5 million in cash provided by operating activities.

Cash flows from operations were $48.5 million for the nine months ended September 30, 2008, primarily due to non-cash adjustments for depreciation and amortization of $13.8 million, in-process R&D expense of $2.5 million, and stock-based compensation expense of $16.9 million, a decrease in accounts receivable of $8.0 million and an increase in accrued legal fees of $9.8 million.

Cash flows from operating activities were $69.7 million for the nine months ended September 30, 2007, primarily due to net income of $32.1 million, adjusted for non-cash items of depreciation and amortization and stock-based compensation expense of $23.1 million, a decrease in other assets of $10.0 million related to foreign tax refund received and an increase in income tax payable of $8.4 million, offset by an outflow from net excess tax benefit from stock-based compensation expense of $1.6 million.

Net cash used in investing activities was $202.1 million in the nine months ended September 30, 2008, primarily related to purchases of short-term and long-term investments of $393.9 million, purchases of property and equipment of $6.7 million, consideration paid for the acquisition of FotoNation and certain intangible assets and equity investment of $32.0 million and $7.8 million, respectively, offset by proceeds from maturities and sales of short-term and long-term investments of $238.2 million.

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

The primary objective of our investment activities is to preserve principal while at the same time capturing a market rate of return. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. We invest excess cash predominantly in marketable debt securities that are high-quality investment grade and the majority of which have maturities of less than one year. Our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and externally provided pricing models. We evaluate all of our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value.

Our investments as of September 30, 2008 include auction rate municipal bond securities (“ARS”) and asset-backed securities, including mortgaged-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. However, we continue to earn and receive interest on these investments at the maximum contractual rate. Due to the lack of observable market quotes on our ARS and ABS investment portfolio, we utilize valuation models that rely on Level 3 inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

The valuation of our investments is subject to uncertainties that are difficult to predict. The estimated market value our ARS and ABS holdings at September 30, 2008 is $27.3 million. Based upon an analysis of market and other factors, ABS with an original par value of $2.1 million were written-down to an estimated fair value of $1.3 million as of September 28, 2008 as the decline in value of these certain investments were determined to be other-than-temporary. The Company recorded impairment charges that increased pre-tax loss by $0.8 million in the third quarter of 2008. Unrealized losses of $2.3 million, net of tax, related to a temporary decline in the fair value of the remaining available-for-sale securities and were recorded during the third quarter of 2008 in accumulated other comprehensive loss as a reduction in stockholders’ equity.

We continue to monitor the market for ARS and ABS and consider its impact, if any, on the fair value of our investments. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges to net income or additional unrealized losses in other comprehensive loss, which could negatively affect our financial condition, statement of operations or cash flow. We intend and have the ability to hold these securities until the market recovers or until they reach maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that based on our cash, cash equivalents and short-term investment balances of $260.7 million at September 30, 2008 and expected operating cash flows, the current lack of an active market in the credit and capital markets will not have a material impact on our ability to fund our operations.

Net cash used in financing activities was $0.8 million in the nine months ended September 30, 2008, due to the repurchase of common stock for $10.0 million offset by $4.1 million from the issuance of common stock under our employee stock option programs and employee stock purchase plans and $5.0 million from excess tax benefits from stock-based compensation expense. Net cash provided by financing activities was $29.5 million for the nine months ended September 30, 2007, resulting from the issuance of common stock under our employee stock option programs and employee stock purchase plans of $15.3 million and excess tax benefits from stock-based compensation expense of $14.7 million, offset by repurchases of common stock of $0.5 million.

As of September 30, 2008, we have approximately $23.3 million in operating accounts that are with domestic and international financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or become affected by other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

In August 2007, the Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. Repurchases may take place in the open market or through private transactions. Under the plan in the nine months ended September 30, 2008, we repurchased 630,000 shares of common stock at a cost of $10.0 million at an average price of $15.78 per share. As of September 30, 2008, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating Lease Obligations	$13,471	$6,413	$3,054	$4,004

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. For our facilities lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by allocating total rental payments on a straight-line basis over the lease term.

In accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” we have recognized approximately $5.0 million in the liability for unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2008, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In September 2007, we licensed our OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, we invested in NemoTek and our total investment in NemoTek is approximately $0.5 million, which represents less than a 10 percent holding in NemoTek. We plan on increasing our investment in NemoTek in 2008, not to exceed 10 percent of NemoTek’s outstanding equity. Revenue from NemoTek represented approximately 2 percent of the total revenue in the year ended December 31, 2007. The amount due from NemoTek as of December 31, 2007 was $1.5 million. Revenue from NemoTek during the three and nine months ended September 30, 2008 were $0.3 million and $0.8 million, respectively. Amounts due from NemoTek as of September 30, 2008 were $1.4 million.

Critical Accounting Estimates

With the exception of the paragraph below that discusses the impact of FASB No. 157 (“SFAS No. 157”), “Fair Value Measurements,” on our critical accounting estimates for financial instruments, during the three and nine months ended September 30, 2008 there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting policies, see Item 7 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K, filed February 29, 2008.

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

In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”) “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective immediately for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” The objective of SFAS No. 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will assess the impact SFAS No. 141R may have on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will assess the impact SFAS No. 160 may have on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, on October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC (“Spansion”) in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion from continuing to infringe these patents.

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605 before the International Trade Commission (“ITC”). On August 5, 2008 the Court ordered that this action be further stayed pending completion of Investigation No. 337-TA-649 before the ITC. The Company expects that potential damages will continue to accrue during the stay period. Upon completion of the ITC action, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Amkor Technology, Inc.

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, on March 2, 2006, the Company submitted a request for arbitration with Amkor Technology, Inc. (“Amkor”) regarding Amkor’s failure to pay royalties under its license agreement with Tessera. On November 1, 2006, the arbitration tribunal issued a provisional timetable specifying a seven-day tribunal hearing starting October 1, 2007. On April 17, 2007, Tessera provided notice to Amkor of Tessera’s termination of the license agreement. After a hearing on October 8, 2007, the arbitration panel determined that it would decide the effect of Tessera’s termination notice in connection with the full hearing of the case.

A seven day hearing of the case began on March 31, 2008 and closing arguments occurred on June 10, 2008. The panel issued an unanimous Interim Award on October 21, 2008, finding the patents at issue in the arbitration valid and enforceable. The panel also awarded Tessera monetary damages for Amkor’s material breach of its license agreement for failure to pay royalties on certain of the accused products. The panel further issued an Order dated October 27, 2008 that instructed the experts for both parties to calculate damages based upon the parameters set forth in the Interim Award. The parties were ordered to thereafter meet and confer to attempt to resolve any differences in their damages calculations and to submit a joint report of the damages experts no later than twenty-one days after service of the Order. The panel further ruled that the license agreement has not terminated but may be if Amkor fails to comply fully with the panel’s rulings within 60 days from the final award.

The patents at issue in the arbitration are U.S Patent No.5,852,326, U.S. Patent No. 6,433,419, U.S. Patent No. 6,465,893, and U.S. Patent No. 5,679,977.

The Company cannot predict the outcome of this proceeding or the amount of any final award.

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, on December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc. (collectively, “Hynix”) in the Superior Court of the State of California, for the County of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled the demurrer to Tessera’s Cartwright Act claims against Hynix, thus allowing the claims to proceed. On September 14, 2007, the court overruled another demurrer to Tessera’s claim for interference with contract and business relations, allowing those claims to proceed as well.

The trial in this case has been scheduled to take place in September 2009, and discovery is ongoing. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same, ITC No. 337-TA-605

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, on April 17, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC and ST Microelectronics N.V. The ITC will, among other things, investigate infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

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

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera opposed the motion on June 21, 2007; Judge Essex did not rule on the motion. On February 22, 2008, the respondents filed a renewed motion to stay the ITC action pending completion of reexamination proceedings relating to the patents at issue, in view of office actions issued by the PTO in the reexamination of these patents described below in Reexamination Proceedings. An initial hearing of the matter was held on February 25, 2008, and Tessera further opposed the motion in writing on that date. On February 26, 2008, Judge Essex ruled that the action would be stayed in view of the pending reexamination proceedings relating to the patents at issue.

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

The five-day hearing began on July 14, 2008, and was completed on July 18, 2008. On October 16, 2008, Judge Essex issued an order extending the target date for completion of the investigation by the ITC from February 20, 2009 to April 3, 2009, and extended the target date for issuance of the final initial determination from October 20, 2008 to December 1, 2008.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, on April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. The parties have agreed that the case will be temporarily stayed pending a decision in the ITC investigation titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, on December 7, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on January 3, 2008. The respondents named in the complaint were A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. In the Notice of Institution, the ITC stated that it will, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

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

On May 15, 2008, Company filed a motion to withdraw U.S. Patent No. 6,458,681 from the ITC action. The respondents did not oppose the motion, and the motion was granted. In July 2008, the action was assigned to Judge Essex.

On May 21, 2008, Company settled its dispute with one of the respondents, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that their accused products infringe those patents. IPSG has been dismissed from the ITC action. On August 14, 2008, Company settled its dispute with another respondent, Peripheral Devices & Products Systems, Inc. (“PDP”), and entered into a settlement and license agreement with PDP. As part of the settlement, PDP, on behalf of itself and its parents, affiliates and subsidiaries, acknowledged the validity and enforceability of the asserted patents, and further acknowledged that its accused products infringe those patents. On September 22, 2008, Judge Essex granted the motion of A-DATA Technology Co., Ltd. and A-DATA Technology (USA) Co., Ltd. (collectively “A-DATA”) to dismiss those respondents from the ITC action based on their stipulation to a consent order pursuant to which they agreed not to import or sell for importation into the United States any products infringing Tessera’s asserted patents.

A nine-day hearing in this action began on September 22, 2008 and was completed on October 3, 2008. The parties’ completed their post-hearing briefs on October 31, 2008, and the Judge’s intial determination is due no later than January 14, 2009.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:07-cv-534 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, on December 7, 2007, the Company filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., Promos Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

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

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (IV), ITC No. 337-TA-649

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, on April 21, 2008, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC granted Company’s request and instituted the investigation on May 28, 2008. The respondents include Siliconware Precision Industries Co., Ltd., STATS ChipPAC, Ltd., ASE Inc. and ChipMOS Technologies, Inc., as well as several of these companies’ affiliates.

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

This ITC action is assigned to Judge Essex. On June 13, 2008, Judge Essex issued an order setting the target for completion of the investigation at August 28, 2008, with an initial determination to be issued no later than May 28, 2009. A seven-day hearing was tentatively scheduled to begin on February 5, 2009. On September 30, 2008, Judge Essex issued an order granting the parties’ joint request to extend the hearing date and rescheduled the hearing to begin on March 16, 2009, with a new target completion date of November 2, 2009. On October 29, 2008, Judge Essex issued an order granting Tessera’s request to add another patent, U.S. Patent No. 5,663,106, to this investigation. The Judge granted an additional extension in the procedural schedule, hearing date and target date to accommodate additional discovery for the newly added patent. Under the new schedule, subject to the Commission’s approval, the hearing is scheduled to begin on April 27, 2009, the Judge’s initial determination is due on August 7, 2009, and the target date for completion of the investigation is December 7, 2009. The parties are proceeding with discovery.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 on July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 on August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. The Company has not yet answered the complaint.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Civil Action No. 05-04063 CW (N.D. Cal.)

On September 17, 2008, the Company filed a complaint in the Superior Court for the State of California against United Test and Assembly Center, Ltd. and UTAC America, Inc. (“UTAC”) alleging breach of contract for failure to pay Tessera the full royalty due under its license agreement. The Company is also alleging violations of California unfair competition laws and seeking compensatory and punitive damages.

On October 20, 2008, UTAC removed the action to the U.S. District Court for the Northern District of California. On October 31, 2008, Judge Claudia Wilken issued an order that Tessera’s case against UTAC was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.) and that the UTAC case should be reassigned to her. Tessera has agreed that UTAC may have until November 14, 2008 to respond to the complaint.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Reexamination Proceedings

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, on February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the United States Patent & Trademark Office (“PTO”) requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest, and a related request for reconsideration of that decision.

The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007, to which a response was filed on July 5, 2007. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed by Tessera on August 6, 2007. On September 5, 2007, Siliconware filed comments in response to the Company’s August 6, 2007 response. On March 14, 2007, Siliconware filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO granted this request on June 12, 2007. On May 21, 2007, Amkor filed a request for ex parte reexamination of U.S. Patent No. 5,861,666. On July 26, 2007, the PTO granted this request. On June 11, 2007, Amkor filed additional requests for reexamination regarding U.S. Patent Nos. 5,679,977 and 6,133,627. The PTO granted the request for reexamination as to the 5,679,977 patent on August 15, 2007, and the PTO granted the requests for reexamination as to the 6,133,627 patent on August 13, 2007.

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008.

A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. A response to such official action was filed on May 12, 2008. A second official action was mailed on September 30, 2008 and Tessera filed an amendment to the claims and response to the second official action on October 30, 2008.

On February 12, 2008, the PTO issued decisions merging the three reexaminations of U.S. Patent No. 5,679,977 with one another and also merging the two reexaminations of U.S. Patent No. 6,133,627 with one another. A first official action was issued on February 29, 2008 in the merged reexaminations of U.S. Patent No. 6,133,627, rejecting those claims subject to reexamination. A response to the official action in the merged reexaminations of U.S. Patent No. 6,133,627 was filed on April 29, 2008. On August 10, 2008, the PTO issued a second official action, to which Tessera filed a Request to Vacate the Second Official Action on August 26, 2008 on procedural grounds. As a result, on September 11, 2008, the PTO issued a third non-final official action. Tessera filed a response to the non-final office action on October 17, 2008.

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action. Tessera will have an opportunity to respond.

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,433,419 specification. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action.

On February 15, 2008, the PTO issued a second official action maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to U.S. Patent No. 6,465,893 specification. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, an non-final office action was issued. Tessera filed a response on October 21, 2008.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. The PTO has not yet issued a first office action.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. The Company will have an opportunity to respond to this official action.

On July 18, 2008 a request for ex parte reexamination of the Company’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip Semiconductor Corporation. On September 4, 2008, the PTO granted the request for reexamination. A first office action has not yet been issued.

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

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008 the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company has the right to respond in writing and to have an oral hearing before the EPO Opposition Division makes any further decisions in the proceeding. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. As more fully described in Part II, Item 1—Legal Proceedings, we are currently involved in litigation involving some of these key patents in the United States. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of key patents that we license to generate a substantial portion of our revenues. In addition, reexamination requests have been filed against us in the United States Patent and Trademark Office (“PTO”) with respect to certain key patent claims at issue in one or more of our litigation and arbitration proceedings, and oppositions have been filed against us with respect to key patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. As further described in Part II, Item 1—Legal Proceedings, the PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in certain of our key patents. We are currently asserting these key patents and patent claims in certain of our ongoing litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the key patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain motions to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

We cannot predict the outcome of any of these proceedings or the myriad procedural and substantive motions in these proceedings. In the event that there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our key patents, or if a court or an administrative body such as the PTO limits the scope of the claims of any of our key patents, we could be prevented from enforcing or earning future revenues from such key patents, and the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock. Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and could divert our management’s time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings historically have been protracted and complex, and we have experienced significant delays in certain of these proceedings. The complexity of our litigations, their disproportionate importance to our business compared to other companies, the propensity for delay in patent litigations, and the potential that we may lose particular motions as well as the overall litigations all could cause significant volatility in our stock price and could materially adversely affect our business and consolidated financial position, results of operations or cash flows.

We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property rights, including material litigation with existing licensees or strategic partners, which could harm our business.

In the past, we have found it necessary to litigate to enforce our patents and other intellectual property rights, to enforce the terms of our existing license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1—Legal Proceedings, are examples of significant disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by current licensees under the terms of their license agreements. These existing and any future legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they subsequently fail to enter into a license agreement with us or pay for licensed technology, then it may become necessary for us to commence legal proceedings against them. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially higher than expected, which could adversely affect our operating results. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations or cash flows. Even if we prevail in our legal actions, significant contingencies will exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties could also decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

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

We rely upon patent, copyright, trademark and trade secret laws in the United States and other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in our technology. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our technology adequately against unauthorized third-party use, which could adversely affect our business. Third parties also may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to perform its contractual obligations under the agreement. If we cannot or do not license the infringed intellectual property at all or on reasonable terms, or substitute similar technology from another source, our business, financial position, results of operations or cash flows could suffer.

If the U.S. patent laws and regulations are changed, we could be adversely impacted.

Tessera’s business relies in part on the uniform and historically consistent application of United States patent laws and regulations. Changes to these laws and regulations may occur as a result of decisions and actions of Congress, the PTO, and the courts, including the U.S. Supreme Court. In recent years, certain proposals have been made to change some aspects of the patent laws and PTO rules, and the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes, if passed by Congress or implemented by the Administration, could have a deleterious affect on our licensing program and, therefore, the royalties we can collect.

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

We earn a significant amount of our revenues from a limited number of customers. For the three and nine months ended September 30, 2008, there were two customers that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

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

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At September 30, 2008, we held $52.7 million in cash and cash equivalents and $234.1 million in short-term and long-term investments. These sums were invested in various financial securities such as corporate and municipal bonds, variable rate demand notes, asset-backed obligations, auction rate securities, commercial paper, agency bonds and notes, money market funds meeting certain criteria, and cash held at bank demand accounts. The ongoing financial turmoil, originally caused by the sub-prime mortgage crisis in the US, has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The financial market risks associated with our investment portfolio may have a negative adverse effect on our financial condition, results of operations or cash flows.

Our investments as of September 30, 2008 include $27.3 million in auction rate municipal bond securities (“ARS”) and asset-backed securities, including mortgaged-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. A failed auction results when sell orders exceed buy orders. As of September 30, 2008, we have recorded a loss to earnings of $0.8 million, net of tax, due to an other-than-temporary impairment of certain investments and net unrealized losses of $2.3 million in accumulated other comprehensive loss, net of tax, as a reduction in stockholders’ equity, reflecting adjustments to the remaining available-for-sale securities with a temporary decline in value. As a result of auction failures and thinly traded markets, our ability to liquidate and fully recover the carrying value of our ARS and ABS in the near term may be limited or not exist. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional deterioration in underlying collateral on any investments in our portfolio, we may incur impairment charges or additional unrealized losses, and investments may be reclassified as long-term investments in our financial statements in future reporting periods. These events could negatively affect our financial condition, results of operations or cash flows.

We may be impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry.

Recently general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and recession, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wireless communications and semiconductor markets, the ongoing effects of international armed conflict, and terrorist and military activity. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U. S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles of our customers. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, which may impact our results of operations or cash flows. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in the semiconductor industry or the wireless communications markets. If the economy or markets in which we operate do not improve from their present levels, our business, financial condition, results of operations or cash flows will likely be materially and adversely affected.

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

We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Part I, Item 1—Financial Statements.

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

We currently provide guidance on revenue, expenses and cash taxes on a quarterly basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this report and the following:

•	the timing and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	the amount of our service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

•	legal proceedings affecting our patents, patent applications or license agreements;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate—DSP, ASIC, ASSP semiconductors and memory;

•	changes in accounting principles; and

•	cyclical fluctuations in semiconductor markets generally.

It is difficult to predict when we will enter into additional license agreements. The time it takes to establish a new licensing arrangement can be lengthy. Delays or deferrals in the execution of license agreements may also increase as we develop new technologies. Because the recognition period of our license revenue is dependent on meeting the requirements for revenue recognition, the timing of revenue being recognized may significantly impact our quarterly or annual operating results. Under our typical license agreements, we also receive ongoing royalty payments, and these payments may fluctuate significantly from period to period based on manufacture or sales of products incorporating our licensed technology. We expect to continue to expand our business, which will require us to increase our operating expenses. We may not be able to increase revenues in an amount sufficient to offset these increased expenditures, which may lead to a loss for a quarterly period.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in packaging technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from January 25, 2009 through May 3, 2027. We need to develop or acquire successful innovations and obtain new patents before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

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

Our business and operating results may be harmed if we are unable to manage growth in our business or if we undertake any restructuring activities.

We plan to continue the expansion of our operations, domestically and internationally, and may continue to do so through both internal growth and acquisitions. This expansion may strain our systems and management, operational and financial controls and resources. In addition, we are likely to incur higher operating costs. To manage our growth effectively, we must continue to improve and expand our management, systems and financial controls. We also need to continue to expand, train and manage our employee base. We cannot ensure that we will be able to timely and effectively meet demand and maintain the quality standards required by our existing and potential customers and licensees. If we are unable to effectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.

From time to time, we may undertake to restructure our business. There are several factors that could cause a restructuring to have an adverse effect on our business, financial position, results of operations or cash flows. These include potential disruption of our operations, the timing of development of our technology, the deliveries to our customers and other aspects of our business. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring would require substantial management time and attention and may divert management from other important work. If we undertake employee reductions or other restructuring activities, we may incur restructuring and related expenses that may be material to our company. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

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

There are numerous risks with our recent acquisitions, which include FotoNation, Inc., Eyesquad GmbH and Digital Optics Corporation and certain assets from Shellcase, Ltd. and North Corporation.

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

If our goodwill, amortizable intangible assets or equity investments become impaired we may be required to record a significant charge to earnings.

Under GAAP, the purchase price considerations for our acquisitions are allocated to intangible assets, goodwill and tangible assets. In addition, we are required to review our amortizable intangible assets and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2008, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on February 7, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 12, 2008, and incorporated herein by reference)

10.1+	General Release and Separation Agreement, dated September 10, 2008, between the Registrant and Charles A. Webster (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 25, 2008, and incorporated herein by reference)

10.2+	Consulting Agreement, dated September 9, 2008, between the Registrant and Charles A. Webster (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed September 25, 2008, and incorporated herein by reference)

10.3+	Employment Letter, dated September 5, 2008, by and between the Registrant and Michael Anthofer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 29, 2008, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2008

Tessera Technologies, Inc.

By:	/s/ Michael Anthofer
Michael Anthofer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2008, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on February 7, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 12, 2008, and incorporated herein by reference)

10.1+	General Release and Separation Agreement, dated September 10, 2008, between the Registrant and Charles A. Webster (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 25, 2008, and incorporated herein by reference)

10.2+	Consulting Agreement, dated September 9, 2008, between the Registrant and Charles A. Webster (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed September 25, 2008, and incorporated herein by reference)

10.3+	Employment Letter, dated September 5, 2008, by and between the Registrant and Michael Anthofer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 29, 2008, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.