Form 10-K
period 2008-12-31
TESSERA TECHNOLOGIES INC
filed 2009-02-27
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-50460

Tessera Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1620029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3025 Orchard Parkway San Jose, California 95134	(408) 321-6000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2008 was $791,399,834 (based on the closing sale price of the registrant’s common stock as reported on the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 20, 2009 was 48,625,065.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders to be held on May 19, 2009 will be filed with the Commission within 120 days after the close of the registrant’s 2008 fiscal year and are incorporated by reference in Part II and Part III.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research and development (“R&D”), expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, the outcome or effects of and expenses related to litigation and capital expenditures. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission, such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.	Business

Corporate Information

Tessera Technologies, Inc. (“Tessera”) was founded and incorporated in the state of Delaware in 1990. Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California 95134. We also have offices, research and development and manufacturing facilities in other locations as described below in Item 2— Properties. Our telephone number is (408) 321-6000. We maintain a website at www.tessera.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website.

Tessera, the Tessera logo, µBGA, µPILR, OptiML, DigitalOptics, SHELLCASE and FotoNation are trademarks or registered trademarks of Tessera or its affiliated companies in the United States and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

In this annual report, the “Company,” “Tessera,” “we,” “us” and “our” refer to Tessera Technologies, Inc. and, for its subsidiaries on a consolidated basis.

Business Overview

Tessera is a technology innovator that develops and delivers miniaturization solutions that transform wireless, computing, and consumer electronic products. Our micro-electronics solutions enable smaller, higher-functionality electronic devices and include semiconductor packaging technologies encompassing interconnect and substrates. Our imaging and optics solutions provide low-cost, high-quality camera functionality in electronic products and include image sensor packaging, wafer-level optics and wafer-level camera technologies, and image enhancement technologies. We also offer customized micro-optic lenses, from diffractive and refractive optical elements to integrated micro-optical subassemblies. We license our technologies worldwide, as well as deliver products based on these technologies, some of which is done to promote the development of supply chain infrastructure.

Our patented chip scale packaging (“CSP”) technology and associated CSP substrate technology enable our customers to assemble semiconductor chips into CSPs that are almost as small as the chip itself. Our multi-chip packaging (“MCP”) technology and associated MCP substrate technology extends this capability by enabling multiple semiconductors to be stacked vertically in a single three-dimensional MCP that occupies almost the same circuit board area as a CSP. Our technologies allow several semiconductor chips and passive components to be densely combined in ultra-compact electronics modules. By reducing the size of the semiconductor package and shortening electrical connections between the chip and the circuit board, our technologies allow further miniaturization and increases in performance and functionality for electronic products. We achieve this without sacrificing reliability by allowing movement within the package, thus addressing critical problems associated with thermally-induced stress which can occur when packages decrease in size.

We license most of our CSP and MCP technology, which includes our µBGA® solution, under a license agreement that we refer to as Tessera’s Compliant Chip (“TCC”) technology license. Our TCC license grants a worldwide royalty-bearing right under the licensed patent claims to assemble, use and sell certain CSPs and MCPs. We generally license semiconductor material suppliers under our Tessera Compliant Mounting Tape (“TCMT”) license. Our TCMT license calls for a one-time license fee.

We offer a technology license on a worldwide basis for our interconnect technologies that covers our advanced package substrate, flexible printed circuit and printed wiring board patents. Our interconnect technologies include the µPILR™ platform, which is targeted at the interconnect within semiconductor packages, substrates, printed circuit boards (“PCBs”) and other electronic components.

We have an imaging and optics technology portfolio that includes wafer-level camera technology, wafer-level optics, image sensor packaging and image enhancement technologies, and micro-optical lenses. We offer a technology license on a worldwide basis for these technologies, as well as manufacture products. In February 2008, we acquired FotoNation, a privately-owned business that develops embedded solutions to improve image quality and enhance, extend, and simplify camera functionality. Principal technologies include red-eye correction, face tracking, smile and blink detection and face beautification.

Our Wafer-Level Camera (“WLC”) technology uses our OptiML™ Wafer-Level Optics (“WLO”) and SHELLCASE® MVP image sensor packaging solutions to build camera modules, using reflow compatible materials and a wafer stacking and packaging process. This wafer level approach enables manufacturers to achieve economy of scale while producing camera modules that are thin, reliable and cost effective. Our OptiML image solutions range from our OptiML Focus and OptiML Zoom to our FotoNation® Red and FotoNation Face Tools. Our Digital Optics™ solutions utilize semiconductor processes and equipment to manufacture wafer-based custom micro-optics for three main markets: lithography, communications and barcode scanners.

Our intellectual property includes approximately 1,560 domestic and internationally issued patents and patent applications, covering a range of advanced semiconductor packaging, substrate, interconnect and imaging and optics technologies.

We have two reportable segments: Intellectual Property and Product and Service. We derive the majority of our revenues from license fees and royalties associated with our semiconductor packaging technology, with a growing contribution from our imaging and optics technologies. Our semiconductor packaging technology has been widely adopted and is currently licensed to more than 70 companies, including Intel Corporation, Hynix Semiconductor, Inc., Renesas Technology Co., Samsung Electronics Co., Ltd., Powertech Technology, Inc., Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products that incorporate our packaging technology.

Industry Background

Packaged semiconductor chips, which we refer to as semiconductors, are essential components in a broad range of communications, computing and consumer electronic products. According to the Semiconductor Industry Association, worldwide semiconductor sales totaled $248.6 billion in 2008. Many electronic products require increasingly complex semiconductors that are smaller and higher-performing, integrate more features and functions and are less expensive to produce than previous generations of semiconductors. Satisfying the demand for these complex semiconductors requires advances in semiconductor design, manufacturing and packaging technologies.

The disaggregation of the semiconductor industry and the emergence of intellectual property companies

Historically, most semiconductor companies were vertically integrated and they designed, fabricated, packaged and tested their semiconductors using internally developed software design tools and manufacturing processes and equipment. As the cost and skills required for designing and manufacturing complex semiconductors increased, the semiconductor industry became disaggregated, with companies concentrating on one or more individual stages of the semiconductor development and production process. This disaggregation has fueled the growth of fabless semiconductor companies, design tool vendors, semiconductor equipment manufacturers, third-party semiconductor manufacturers, or foundries, semiconductor assembly, package and test companies and intellectual property (IP) companies that develop and license technology to others.

While specialization has enabled greater development and manufacturing efficiency, it has also created an opportunity for IP companies that develop and license technology to meet fundamental, industry-wide challenges. These IP companies gain broad adoption of their technology throughout the industry by working with companies within the semiconductor supply chain to invest in the infrastructure needed to support their technology. This collaboration and investment benefits semiconductor companies by enabling them to bring new technology to market faster and more cost-effectively, without having to make the investment themselves.

Demand for system-level miniaturization and increased performance

Miniaturization of electronic products, or system-level miniaturization, is a significant challenge for manufacturers of electronic products and their suppliers, including semiconductor companies. Digital still cameras, wireless devices, personal computers and other consumer electronics are being made smaller with improved performance and an increasing number of advanced features. Semiconductor companies have traditionally responded to these challenges by shrinking the size of the basic semiconductor building block, or transistor, allowing for more transistors to be integrated on a single chip. For decades, the consistent reduction in transistor size has resulted in higher-performance, lower-cost chips that require less silicon area. In addition, transistors have become small enough to make it economical to combine multiple functions, such as logic, memory and analog, on a single chip, in what is commonly referred to as a system-on-a-chip.

Importance of semiconductor packaging and interconnect

Although the integration of increased functionality on a chip is critical to the miniaturization of electronic products, its impact has been limited by packaging and interconnect technology, which has not kept pace with the advancements achieved by chip integration. Semiconductors are typically assembled in packages that act as the physical and electrical interface between the chip and the printed wiring board. The package protects the chip from breakage, contamination and stress. In addition, the package enables a chip to be easily tested prior to its incorporation into a system, enabling high system yields and lowering the total system cost. Traditional semiconductor packages are much larger than the chip itself and occupy significant printed wiring board and system area. Traditional packaging technologies are less capable of accommodating faster semiconductor speeds due to longer electrical connections. Due to these limitations, traditional semiconductor packages are not well suited to meet the increasing demand for product miniaturization, functionality and performance. The miniaturization of packaged semiconductors often presents reliability problems because the shorter connections are more vulnerable to breakage due to thermally-induced stress and mechanical shock. Overcoming these problems has been one of the most significant technical challenges in shrinking semiconductor packages to the size of the chip itself. As a result, in addition to continuing advancements in chip integration, advanced packaging and interconnect technologies are required to achieve further miniaturization and higher performance cost-effectively.

Growth of imaging and optics creating demand for lower cost production and simpler integration

The integration and use of optics in volume products has grown dramatically over the last two decades. Miniature cameras have proliferated in mobile wireless devices such as smart phones and personal computers. Recent trends to increase the functionality and decrease the size of such wireless consumer devices and penetrate additional markets such as the automotive and security markets present significant challenges to manufacturers of miniature cameras. In particular, the explosive growth of the cell phone camera market has created a need for new techniques to provide a continued path to lowered costs. Consumers and manufacturers of cell phones desire to continually reduce the size of and create thinner phones to free up space for additional functionality. Particularly in the case of camera modules, there is a significant need for lower cost and lower height. As the cost of electronic devices has dropped, optics and optics assembly have become a significant portion of the cost of cell phone camera modules. In addition, newer image sensors require higher precision optics to achieve the benefit of increased resolutions. At the same time, the miniaturization of these devices is creating a need for new ways of integrating optics with electronics. Traditional approaches to optics manufacturing have limitations in their ability to reduce size and cost. Traditional approaches involve bulky and complex optical assemblies, expensive connectors and other components, and labor for assembly and testing, all of which tend to increase the final system package size and cost. Conventional approaches to volume optics production involve molding of plastic or glass, which are time-consuming and produce small numbers of optics at a time. Glass molding requires relatively long cycle times and consequently has a higher cost than plastic molding. As demand for optics in consumer applications grows, we believe the limitations of conventional approaches will become a barrier to further adoption.

Our Technology

In our Intellectual Property segment, we license technologies in two key areas:

•	Micro-electronics—including semiconductor packaging technologies encompassing interconnect and substrates, and thermal management solutions

•	Imaging and Optics—including wafer-level camera, wafer-level optics, image sensor packaging and image enhancement technologies

Micro-electronics Technologies

In the early 1990s, Tessera’s founders invented packaging technology which is now widely used throughout the semiconductor industry. Our innovations include our µBGA solution, the industry’s first CSP technology. This technology is widely used today in high volume packaging for a full range of applications, including:

•	high performance dynamic random access memory (“DRAM”) chips, such as Double-Data-Rate two and Double-Data-Rate three (“DDR2” and “DDR3”) DRAM;

•	Flash memory;

•	static random access memory (“SRAM”);

•	digital signal processors (“DSPs”); and

•	application-specific integrated circuits (“ASICs”).

We continue to expand upon these packaging technologies.

Imaging and Optics Technologies

Advancements in imaging and optics technologies are enabling higher quality images in considerably smaller digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers. Our portfolio of imaging and optics technologies includes:

•	SHELLCASE MVP wafer-level chip-scale packaging (“WLCSP”) technology, used in image sensor packaging;

•	OptiML WLO technology, which enables the manufacturing and assembly of lens modules;

•	OptiML WLC technology, which combines OptiML WLO with SHELLCASE MVP technology to manufacture camera modules at the wafer level;

•	OptiML image enhancement technology, which improve the quality of captured cell phone images:

•	OptiML Zoom solution offers 3X zoom capabilities,

•	OptiML Focus solution enables a high-quality image to be simultaneously brought into focus,

•	OptiML UFL solution improves low-light performance; and

•	FotoNation image enhancement technology, which provides a portfolio of in-camera image enhancement solutions for digital photos:

•	FotoNation Red solution automatically detects and removes red- and golden-eye defects,

•	FotoNation FaceTracker solution detects the presence of human faces in pictures.

Benefits of our Technologies

Our technologies provide the following benefits, which are not provided by traditional packaging, imaging and optics technologies:

Miniaturization.    Our CSP technology and associated CSP substrate technology enables fully-packaged chips to be almost as small as the chip itself, which permits increased product miniaturization and functionality. Our MCP technology and associated MCP substrate technology extend this benefit by enabling multiple semiconductors to be stacked vertically. For example, our technology is broadly used to produce Flash memory and SRAM devices stacked in a MCP utilized in cell phones. As a result, we believe our MCP technology enables electronic products to achieve new levels of miniaturization and functionality. Our imaging and optics technologies offer a different approach to manufacturing micro-optics, leveraging technologies and processes originally developed for the semiconductor industry. Because these micro-optics are created at the wafer-level, large quantities of micro-optics can be manufactured simultaneously, with great precision and repeatability. Wafer-based optics provide advantages over conventional optics due to lower cost and lower profile.

High performance.    Our packaging and interconnect technologies offers shorter electrical connections between the chip and printed wiring board and between adjacent chips. Shorter connections allow information to be more rapidly transferred between the semiconductors and the system, yielding better system performance. Our CSP technology has been widely adopted for use in high-speed memory applications, such as high-performance personal computers, network switches and routers, set-top boxes, workstations and video game consoles, such as the Microsoft® Xbox and Xbox® 360® as well as Sony Playstation® 2 and Playstation® 3.

High reliability.    Our CSP technology addresses the reliability problems of miniaturized semiconductor packages due to thermally-induced stress and mechanical shock by allowing movement within the package. In addition, our wafer level image sensor packaging technology provides the ability to protect an image sensor wafer from contamination at the wafer level early in the packaging process.

Improved image capture and enhancement.    Our image solutions improve cell phone image capture without the need for mechanical parts. Combining algorithms with custom lens design, these solutions offer improved image quality, automatic focus and automatic zoom. We also have a portfolio of in-camera image enhancement solutions that improve image quality.

Our Solutions

Within our Product and Service segment, we develop and manufacture imaging and optics solutions. We manufacture small form factor micro-optics solutions using our wafer-level processes and equipment, targeted at three main markets; lithography, communications and barcode scanners. We also provide our customers and partners with engineering, assembly and infrastructure services. We made the decision in 2008 to no longer pursue contracts with the government or government agencies.

Our Strategy

Our objective is to be a leading provider of miniaturization technologies that enable smaller, higher-performing wireless, computing and consumer electronic products, at lower cost.

The following are key elements of our strategy:

Expand the market penetration of our current CSP and MCP technologies.    Our patented CSP and MCP technologies have been incorporated in billions of semiconductors worldwide. As a result of the broad adoption of our technology and existing infrastructure that supports our technologies, we believe that we are well positioned to benefit from the substantial growth projected for the CSP and MCP markets. We intend to participate by:

•	continuing to target our technology for large, growing product markets such as wireless devices, personal computers and other consumer electronics;

•	making continued design, process and cost improvements that drive the incorporation of our technology in new semiconductor applications; and

•

identifying and approaching companies whose current products potentially incorporate our technology, offering them licenses to our technology, and when necessary, defending our innovation and IP to obtain compensation for the use of our technology consistent with our existing licensing program.

Drive the market acceptance of our next generation CSP and MCP technologies.    Our next generation CSP and MCP technologies are being developed to enable Tessera to continue to meet the industry’s demand for small form factor, higher functionality and higher reliability in the future. This technology is designed for products in which miniaturization and feature integration will continue to be critical, including wireless devices, personal computers and other consumer electronics. We intend to drive the adoption of our next generation CSP and MCP technologies by:

•	collaborating with our customers to develop chip-scale and multi-chip packages to meet their specific product requirements;

•	capitalizing on the existing materials, equipment and assembly infrastructure that supports our current CSP and MCP technologies; and

•

continuing to reduce the cost of manufacturing semiconductors that incorporate our technology through internal development and collaboration with leading semiconductor materials and equipment companies.

Raise the profile and drive market acceptance of our µPILR interconnect platform. Our µPILR interconnect platform is targeted at the interconnect within semiconductor packages, substrates, PCBs and other electronic components. We are developing µPILR as a viable alternative to the flip chip packaging technology. We are promoting the adoption of our µPILR platform for flip chip applications through:

•	developing a high performance substrate; and

•	engaging potential users and their preferred substrate suppliers in technology evaluation discussions and licensing opportunities.

Utilize and enhance the infrastructure supporting our technology.    We have collaborated with our infrastructure partners to help them develop and make widely available low-cost materials, equipment and assembly capacity to manufacture products that incorporate our technology. We design new technologies that are compatible with this existing infrastructure, which facilitates adoption of these new technologies. We plan to continue to work with our infrastructure partners to adopt our technology.

Promote the market acceptance of our imaging and optics technologies.    Our imaging and optics technologies are designed for products in which miniaturization, alignment, and cost are critical, including digital still cameras, wireless devices, personal computers and other consumer electronics. We plan to promote the adoption of our imaging and optics technologies in digital still cameras, wireless devices, personal computers and other consumer electronics by:

•	continuing to target and optimize our technologies for attractive product markets;

•	making continued design, process and cost improvements that incorporate our technology in a range of wireless devices; and

•	identifying and approaching companies that we believe could benefit from incorporating our technology and offering them licenses to our technology.

Broaden our intellectual property portfolio.    We intend to continue to broaden our intellectual property portfolio through internal research and development, strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. We also intend to continue to utilize our core competency in aggregating and licensing intellectual property to grow and expand our business.

Protect our innovation.    One of America’s greatest renewable economic resources is innovation. The motivator behind America’s innovation “engine” is patents, as innovation would not exist without the patent protection currently afforded under United States patent laws and regulations. We believe it is an IP provider’s duty to protect and enforce its intellectual property rights. We anticipate continuing to devote resources to defending our innovation, through appropriate venues as the circumstances warrant.

Reporting Segments

We have two reportable segments: Intellectual Property and Product and Service. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

Our Intellectual Property segment is primarily focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, micro-controllers, general purpose logic and analog devices and imaging and optics technologies. Key functions of this division include licensing, intellectual property management and marketing. This segment further focuses on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials, and through new partnerships, ventures and acquisitions of complementary technology.

Our Product and Service segment is composed primarily of our Product Division, where small form factor micro-optics are sold to the consumer imaging industry from our wafer-based optics technology which utilizes semiconductor processes and equipment, and our Service Division, which performs research and development and drives our production development services revenues. This segment involves solutions to address the challenges of electronic products miniaturization from a system perspective and wafer-level optics, through the use of consumer imaging and optics technologies, the dense interconnection of components, and extensive use of three-dimensional packaging technologies.

Our segments were determined based upon the manner in which our management views and evaluates our operations for the period reported. As our business grows and evolves, our management may change their views on our business operations. Segment information below in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 15—Segment and Geographic Information of the Notes to Consolidated Financial Statements is incorporated herein by reference and is presented in accordance with the Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Customers

Our technologies are currently licensed to more than 100 companies, including more than 70 companies licensing our semiconductor packaging technology. All of our revenues are denominated in U.S. dollars. For the years ended December 31, 2008, 2007 and 2006, the number of customers that accounted for over 10% of revenue was two, two and two, respectively. The following table sets forth sales to customers comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2008	2007		2006
Customer A	17%	*	%	*	%
Customer B	11	11		21
Customer C	*	12		*
Customer D	*	*		15

*	denotes sales comprising less than 10% of total revenues.

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

	Years Ended December 31,
	2008	2007	2006
Asia	55%	56%	32%
USA	23%	23%	36%
Europe	22%	21%	32%

The international nature of our business exposes us to a number of risks, including but not limited to:

•	laws and business practices favoring local companies;

•	increased tax rates; withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations;

•	less effective protection of intellectual property than is afforded to us in the United States or other developed countries; and

•	international terrorism and anti-American sentiment, particularly in the emerging markets.

Most of our long-lived assets are located in the United States. In February 2008, we completed the acquisition of FotoNation, which included office and research and development facilities in Romania and Ireland. In February 2007, we completed the acquisition of Eyesquad GmbH, which included intellectual property that is held in Germany and a research and development facility in Israel. In December 2005 we completed the acquisition of certain assets of Shellcase, Ltd., which included a research and development facility in Israel and intellectual property that is owned by our subsidiary in Hungary.

Sales and Marketing

Our sales activities focus primarily on developing direct relationships at the technical, marketing and executive management levels with companies in the semiconductor and imaging and optics industry to license our technologies and sell our services. We also provide our engineering services to system manufacturers and other optics companies. Marketing activities include identifying and promoting application-based technologies and identifying major business opportunities for current and future product development. Product marketing focuses on identifying the needs and product requirements of our customers. Product marketing also manages the development of all of our technology throughout the development cycle and creates the required marketing materials to assist with the adoption of the technology. Marketing communications focuses on advertising and communications that promote the adoption of our technology.

Research and Development

We believe that our success depends in part on our ability to achieve the following goals in a cost-effective and timely manner:

•	develop new technologies that meet the changing needs of our customers and their markets;

•	improve our existing technologies to enable growth into new application areas; and

•	expand our intellectual property portfolio.

Our research and development employees work closely with our sales and marketing employees, as well as our customers and partners, to bring new products incorporating our technology to market in a timely, high quality and cost-efficient manner. We also work closely with material and equipment infrastructure providers to identify new technologies and improve existing technologies for use in the assembly and manufacture of semiconductor packages and camera modules that incorporate our technology. Research, development and other related costs were approximately $61.6 million in 2008, $37.5 million in 2007 and $20.1 million in 2006.

Through 2008, we had service contracts that involved research and development for commercial entities and government agencies. Our government contracts included terms required by the government that are not customary in commercial contracts, including a right of the government to terminate the contract at any time for convenience of the government. We made the decision in 2008 to focus our efforts on research and development that is better aligned with our long-term growth opportunities for our micro-electronics and imaging and optics solutions and no longer pursue contracts with the government or government agencies. See Item 1A—Risk Factors, below, for a description of other risks involving government contracts.

Our research and development efforts currently focus on three major areas:

Chip-scale and multi-chip packaging.    Our CSP and MCP efforts focus on developing specific technologies for incorporation of existing or new CSP and MCP technologies into new applications, developing prototypes and supporting customers or infrastructure providers with improvements to products for existing applications. We are developing chip-scale and multi-chip packages that could offer higher off-chip wiring density, higher density, better signal performance and more functionality per electronic product.

Advanced packaging and substrates.    Our advanced packaging and substrate development efforts focus on working with customers to incorporate our technology into their next generation products as well as building prototypes to demonstrate the benefits of our technology. We are working closely with infrastructure providers to enable availability of manufacturing processes capable of delivering semiconductor packaging solutions.

Imaging and optics.    Our imaging and optics efforts cover the following areas and are located throughout our worldwide organization: (a) wafer level precision micro-optics, (b) image sensor wafer level packaging and wafer level optics technologies, and (c) image enhancement solutions.

We have additional research and development efforts underway in a number of areas related to the miniaturization of electronic products.

Intellectual Property

We license most of our CSP and MCP technologies under TCC licenses, which grant a worldwide royalty-bearing right under the licensed patent claims to assemble, use and sell certain CSPs and MCPs. Semiconductor material suppliers are licensed under our TCMT license, which requires these licensees to pay us a license fee.

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

As of February 20, 2009, our intellectual property portfolio included 595 issued U.S. patents and 275 issued international patents. In addition, we have 328 domestic and 363 international patent applications. Our patents have expiration dates ranging from March 9, 2010 to August 10, 2027. In 2008, 106 U.S. standard or provisional patent applications were filed, along with 69 international patent applications. We continually file new patent applications for new developments in our technology.

There are many countries in which we currently have no issued patents. However, products incorporating our technology that are sold in jurisdictions where patents have been issued must be licensed, or stem from a licensed source, in order to avoid infringing our intellectual property.

Competition

As a developer and licensor of semiconductor packaging and imaging and optics technologies, we compete with other technologies. These competing technologies come principally from the internal design groups of a number of semiconductor, package assembly, image sensor, lens manufacturer and camera module companies. Many of these companies are licensees, or potential licensees, of ours.

Semiconductor companies that have their own package design and manufacturing capabilities include, but are not limited to, Texas Instruments, Inc., Intel Corporation and the semiconductor divisions of Sharp Corporation and Samsung Electronics Co., Ltd. Among the advanced packaging technologies developed by such companies are flip-chip and chip-on-board technologies that compete with our CSP, MCP and interconnect technologies, which includes our µPILR™ platform. Our technologies also compete with technologies developed by the internal design groups of package assembly companies, such as Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc. and STATS ChipPAC, Inc.

We believe the principal competitive factors in the selection of semiconductor package technology by potential customers are:

•	proven technology;

•	cost;

•	size and circuit board area;

•	performance;

•	reliability; and

•	available infrastructure.

We believe that our CSP, MCP and interconnect technologies compete favorably in each of these factors with other advanced packaging technology solutions.

For imaging and optics, major semiconductor companies producing image sensors are also developing internal solutions that may compete with our technology. These semiconductor companies include, but are not limited to, Omnivision Technologies, Inc., Micron Technology, Inc., ST Microelectronics, Inc., Samsung Electronics Co, Ltd., and Toshiba Corporation. In addition to semiconductor companies, there are several other licensing and manufacturing companies, including Anteryon and Heptagon, which are developing imaging and optics technologies that may compete with ours.

Employees

As of January 31, 2009, we had 417 employees, with 39 in sales, marketing and licensing, 281 in research and development (including employees who perform engineering, assembly and infrastructure services under our service agreements with third parties) and 97 in general administration, including general management, information technology, finance and accounting. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements other than certain ordinary course agreements of an employer’s collective which may bind our Israeli subsidiaries under Israel law. We consider our relations with our employees to be good.

Available Information

Our Internet address is www.tessera.com. We make available on our internet website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not incorporated into this or any other report we file with or furnish to the SEC.

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

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. As more fully described in Part I, Item 3—Legal Proceedings, we are currently involved in litigation involving some of these key patents in the United States. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of key patents that we license to generate a substantial portion of our revenues. In addition, reexamination requests have been filed against us in the United States Patent and Trademark Office (“PTO”) with respect to certain key patent claims at issue in one or more of our litigation and arbitration proceedings, and oppositions have been filed against us with respect to key patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. As further described in Part I, Item 3—Legal Proceedings, the PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in certain of our key patents. We are currently asserting these key patents and patent claims in certain of our ongoing litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the key patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain motions to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

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

In the past, we have found it necessary to litigate to enforce our patents and other intellectual property rights, to enforce the terms of our existing license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Our current legal actions, as described in Part I, Item 3—Legal Proceedings, are examples of significant disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by current licensees under the terms of their license agreements. These existing and any future legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they subsequently fail to enter into a license agreement with us or pay for licensed technology, then it may become necessary for us to commence legal proceedings against them. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially higher than expected, which could adversely affect our operating results. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations or cash flows. Even if we prevail in our legal actions, significant contingencies will exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties could also decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

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

Our business relies in part on the uniform and historically consistent application of United States patent laws and regulations. Changes to these laws and regulations may occur as a result of decisions and actions of Congress, the PTO, and the courts, including the U.S. Supreme Court. In recent years, certain proposals have been made to change some aspects of the patent laws and PTO rules, and the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes, if passed by Congress or implemented by the Administration, could have a deleterious affect on our licensing program and, therefore, the royalties we can collect.

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

We earn a significant amount of our revenues from a limited number of customers. For the year ended December 31, 2008, there were two customers that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

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

Our long-term success depends on future royalties paid to us by licensees. Royalty payments under our TCC licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology. We also have royalty arrangements for TCC and other technologies in which royalties are paid based upon a percent of the net sales price or in which royalties are paid on a per package basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption and incorporation of our technology by semiconductor manufacturers and assemblers;

•	the extent to which large equipment vendors and materials providers develop and supply tools and materials to enable manufacturing using our packaging technology;

•	the demand for products incorporating semiconductors that use our licensed technology;

•	the cyclicality of supply and demand for products using our licensed technology;

•	the impact of economic downturns; and

•	the timing of receipt of royalty reports may not meet our revenue recognition criteria resulting in fluctuation in our results of operations.

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

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including wafer level packaging, wafer level camera and other image quality enhancement technologies, and µPILR packaging technology. Investments in new technologies are speculative. Commercial success depends on many factors including innovativeness and demand for the technology, delays or shortages of materials and equipment, and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Competing technologies may harm our business.

We expect that our technologies will continue to compete with technologies of internal design groups of semiconductor manufacturers, assemblers and electronic and system manufacturers. These internal design groups create their own packaging and optics solutions, and have direct access to their company’s technical information and technology roadmaps, and have capacity, cost and technical advantages over us. If these internal design groups design around our patents or introduce unique solutions superior to our technology, they may not need to license our technology. These groups may design technology that is less expensive to implement than ours or provides products with higher performance or additional features. Many of these groups have substantially greater resources, financial or otherwise, than us and lower cost structures, and the inherent advantage of internal access to corporate strategies. As a result, they may be able to bring alternative solutions to market more easily and quickly. For instance, certain flip chip technologies are being used by large semiconductor manufacturers and assemblers for a variety of semiconductors, including processors and memory. Another example of a competitive technology is the small format lead frame packages that are also gaining popularity. The companies using these technologies are utilizing their current lead frame infrastructure to achieve cost-effective results. Wafer-level packaging is an emerging competitive technology that could also erode chip-scale packaging market share as the technology and infrastructure matures. Other examples of competitive technologies are the chip-on-board technique to package image sensors and the system-in-package technology that can integrate multiple die without chip-scale packaging.

In the future, our licensed technologies may also compete with other technologies. These technologies may be less expensive than ours and provide higher or additional performance. Companies with these competing technologies may also have greater resources than us. Technological change could render our technologies obsolete, and new, competitive technologies could emerge that achieve broad adoption and adversely affect the use of our technologies and intellectual property.

If we do not create and implement new designs to expand our licensable technology portfolio, our competitive position could be harmed and our operating results adversely affected.

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We plan to devote significant engineering resources in order to develop new packaging and imaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our patents will expire in the future. Our currently issued U.S. patents expire at various times from March 9, 2010 through August 10, 2027. We need to develop or acquire successful innovations and obtain new patents before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

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

Failure by our licensees to sell products using our technology could limit our royalty revenue growth.

Because we expect a portion of our future revenues to be derived from licenses and royalties from semiconductors that use our licensed technology, our future success depends upon our licensees developing and selling commercially successful products. Any of the following factors could limit our licensees’ ability to sell products that incorporate our technology:

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

Because we expect a portion of our future growth to be derived from licenses and royalties from our imaging and optics technology in consumer electronics, such as digital still cameras, wireless devices, personal computers and other consumer electronics, our future success depends upon our licensees developing and selling products that incorporate our technology. Any of the following factors could limit the growth of our imaging and optics technology:

•	our ability to innovate and provide solutions at lower costs, with improved performance, or with more enhanced features than our competitors;

•	the relevant markets’ rate of adoption of our imaging and optics;

•	our ability to license our technologies to significant customers in imaging and optics fields; and

•	our competitors who may have superior products or solutions which take away market shares or design wins from us.

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

If our licensees cannot make or delay payments to us due to financial difficulties, or shift their licensed products to other companies to lower their royalties to us, our operating results and cash flows could be adversely affected.

A number of companies in the semiconductor and consumer electronics industries are facing severe financial difficulties. As a result, there have been recent bankruptcies and restructuring of companies in these industries. Our licensees may also face financial difficulties and may seek insolvency proceedings such as bankruptcy and restructuring which may result in their inabilities to make payments to us timely or if at all. In addition, our licensees may merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult which could adversely impact our business, financial condition, results of operations and cash flows.

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

Our services business, including customization services, may subject us to specific costs and risks that we may fail to manage adequately and could harm our business.

We derive a portion of our revenues from engineering and design services. Among the engineering services that we offer are customized package design and prototyping, modeling, simulation, failure analysis and reliability testing and related training services. We also offer our customers design services to customize our technologies to incorporate into their products and production processes, enabling our customers to shorten the development effort and time to market. A number of factors, including, among others, the perceived value of our intellectual property portfolio, our ability to convince customers of the value of our engineering services and our reputation for performance under our service contracts, could cause our revenues from engineering services to decline, damage our reputation, and harm our ability to attract future licensees, which would in turn harm our operating results.

Under our services contracts we are required to perform certain services, in some cases including delivering designs and prototypes. If we fail to deliver as required under our service contracts, we could lose revenues and become subject to liability for breach of contract. We also provide certain services at or below cost in an effort to increase the speed and breadth with which the semiconductor industry adopts our technologies. For example, we provide modeling, manufacturing process training, equipment and materials characterization and other services to assist licensees in designing, implementing, upgrading and maintaining their packaging assembly line. We frequently provide these services as a form of training to introduce new licensees to our technology and existing clients to new technologies, with the aim that these services will help us to generate revenues in the future. We need to monitor these services adequately in order to ensure that we do not incur significant expenses without generating corresponding revenues. Our failure to monitor these services or our design and prototype services adequately may harm our business, financial position, results of operations or cash flows.

Because our services sometimes involve the delivery of package or lens designs and prototypes, we may be subject to claims that we infringed or induced the infringement of patents and other intellectual property rights belonging to others. If such a claim were made, we may have to take a license or stop manufacturing the accused prototypes, which could cause our services revenues to decrease. If we choose not to take a license, we may be sued for infringement, and may incur significant litigation costs in defending against the lawsuit. If we are found to infringe the intellectual property rights of others, we may have to pay damages and could be subject to an injunction preventing us from continuing to provide the services. Any of these outcomes could harm our business, financial position, results of operations or cash flows.

Our licensing cycle is lengthy and costly, and our marketing and sales efforts may be unsuccessful.

We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can range from six to 18 months or longer for a TCC license and 18 to 24 months or longer for an imaging & optics license. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

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

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by a reduction in revenue associated with these customers.

Even though we are no longer pursuing government or government agency business, we are still subject to various statutes and regulations related to this business. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions such as audit provisions that may not be applicable to private contracts. Although we have performed our obligations under these government contracts, we are subject to audits relating to compliance with the regulations governing these government contracts. A failure to comply with these regulations or an adverse audit finding might result in an adjustment to our revenue previously recorded, debarment from future government contracts, and possible civil and criminal penalties. In addition, the government may acquire certain intellectual property rights in data produced or delivered under such contracts and inventions made under such contracts.

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

At December 31, 2008, we held $87.9 million in cash and cash equivalents and $210.7 million in short-term and long-term investments. These sums were invested in various financial securities such as corporate and municipal bonds, variable rate demand notes, asset-backed obligations, auction rate securities, commercial paper, agency bonds and notes, money market funds meeting certain criteria, and cash held at bank demand accounts. The ongoing financial turmoil, originally caused by the sub-prime mortgage crisis in the United States, has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The financial market risks associated with our investment portfolio may have a negative adverse effect on our financial condition, results of operations or cash flows.

Our investments as of December 31, 2008 include $22.1 million in auction rate municipal bond securities (“ARS”) and asset-backed securities, including mortgaged-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. A failed auction results when sell orders exceed buy orders. As of December 31, 2008, we have recorded a loss to earnings of $1.5 million due to an other-than-temporary impairment of ABS investments and a loss of $4.0 million due to the transfer of ARS investments to trading securities, offset by a gain of $4.0 million to earnings related to the UBS rights discussed further in Note 5—“Financial Instruments” in the Notes to Consolidated Financial Statements in this annual report. In addition, we have recorded net unrealized losses of $0.8 million, net of tax, in accumulated other comprehensive loss as a reduction in stockholders’ equity, reflecting adjustments to the remaining available-for-sale securities with a temporary decline in value. See Note 5—“Financial Instruments” for additional information about our marketable securities. As a result of auction “failures and thinly traded markets, our ability to liquidate and fully recover the carrying value of our ARS and ABS in the near term may be limited or not exist. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional deterioration in underlying collateral on any investments in our portfolio, we may incur impairment charges or additional unrealized losses, and investments may be reclassified as long-term investments in our financial statements in future reporting periods. These events could negatively affect our financial condition, results of operations or cash flows.

The recent economic downturn and financial crisis could negatively affect our businesses, results of operations and financial condition.

Recent worldwide economic and market conditions have been unprecedented and challenging with a global recession and worsening credit conditions continuing in 2009. Slower economic activity, increased unemployment, the continued crisis in the financial and credit markets, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have contributed to and continue to contribute to a global recession. This global recession has led to reduced customer spending in the wireless communications and semiconductor markets, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and has caused U.S. and foreign businesses to slow spending on our products and services. Our major licensees have experienced reductions in semiconductor sales which could materially and adversely affect our revenues, results of operations and financial condition. Furthermore, the crisis in the capital and credit markets limits the ability of our customers to timely borrow and access the capital and credit markets to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products and services, which could materially and adversely impact our results of operations or cash flows.

We operate in a highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline dramatically from one period to the next. Our business depends heavily upon the volume of production by our licensees, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Similarly, our services business relies at least in part upon the outsourcing of design and engineering projects by the semiconductor industry. Semiconductor manufacturers and package assembly companies generally sharply curtail their spending during industry downturns, such as in the current global recession, and historically have lowered their spending more than the decline in their revenues. As a result, the impact of the current global economic downturn on our businesses is exacerbated by the cyclicality of the semiconductor industry. If we are unable to control our expenses adequately in response to lower revenues from our licensees and service customers in the current or any future economic downturn, our operating results may suffer and we may experience operating losses.

Future changes in, or interpretations of, financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and expense fluctuations and affect our reported results of operations.

We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in the Note 3—“Recent Accounting Pronouncements” of the Consolidated Financial Statements.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States. We have also expanded our operations outside of the United States such as research and development facilities in Japan, Israel, Ireland and Romania to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

•	Fluctuations in exchange rates between the U.S. dollar and foreign currencies as our revenues are denominated in principally in U.S. dollars and a portion of our costs are based in non U.S. dollars;

•	Security concerns, including crime, political instability, terrorist activity, anti-American sentiment, armed conflict and civil or military unrest;

•	Changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment;

•	Regulatory requirements and prohibitions that differ between jurisdictions;

•	Laws and business practices favoring local companies;

•

Withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties;

•	Differing employment practices, labor issues and business and cultural factors;

•	Less effective protection of intellectual property than is afforded to us in the U.S. or other developed countries; and

•	Limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers.

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

We may dispose of or discontinue product lines or business divisions if our existing product lines do not fit into our strategic vision or meet forecasted results, which may adversely impact our business operations and financial condition.

As our strategy continues to evolve and the business climate continues to change, we may dispose, discontinue, or divest our product lines or business divisions. Disposing or discontinuing existing product lines or business divisions provides no assurance that our operating expenses will be reduced or will not cause us to incur material charges associated with such decision. Furthermore, the disposition or discontinuance of an existing product line or business division entails various risks, including the risk of not being able to obtain a purchaser, or, if obtained, the purchase price may not be equal to at least the net asset book value for the product line. Other risks include adversely affecting employee morale, managing the expectations of, and maintaining good relations with, our customers of our disposed or discontinued product lines or business divisions, which could prevent us from selling other products to them. We may also incur other significant liabilities and costs associated with our disposal or discontinuance of product lines or business divisions, including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets.

Certain disputes regarding our intellectual property may require us to indemnify certain licensees, the cost of which could adversely affect our business operations and financial condition.

While we generally do not indemnify our licensees, some of our license agreements in imaging and optics provide limited indemnities for certain actions brought by third parties against our licensees, and some require us to provide technical support and information to a licensee that is involved in litigation for using our technology. We expect to agree to provide similar indemnity or support obligations to future licensees. Our indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee’s development, marketing and sales of licensed imaging and optics products could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and consolidated financial position, results of operations or cash flows.

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

Our business operations could suffer in the event of information technology systems’ failures or security breaches.

Despite system redundancy and the implementation of security measures within our internal and external information technology and networking systems, our information technology systems may be subject to security breaches, damages from computer viruses, natural disasters, terrorism, and telecommunication failures. Any system failure or security breach could cause interruptions in our operations in addition to the possibility of losing proprietary information and trade secrets. To the extent that any disruption or security breach results in inappropriate disclosure of our confidential information, we may incur liability or additional costs to remedy the damages caused by these disruptions or security breaches.

Decreased effectiveness of share-based compensation could adversely affect our ability to attract and retain employees.

We have historically used stock options and other forms of stock-based compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. Since the adoption of SFAS 123(R), “Share-Based Payment,” we have recorded increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant stock- based compensation to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

Failure to comply with environmental regulations could harm our business.

We use hazardous substances in the manufacturing and testing of prototype products and in the development of our technologies in our research and development laboratories. We are subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. Our past, present or future failure to comply with environmental regulations could result in the imposition of substantial fines on us, suspension of production, and alteration of our manufacturing processes or cessation of operations. Compliance with such regulations could require us to acquire expensive remediation equipment or to incur other substantial expenses. Any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject us to significant liabilities, including joint and several liabilities under certain statutes. The imposition of such liabilities could significantly harm our business, financial position, results of operations or cash flows.

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

Some of our offices are located in states or countries where the local governments may be in financial crisis which may interrupt our business operations and adversely impact our results of operations.

We operate our business globally in many jurisdictions worldwide. Our corporate headquarters are located in the state of California which has recently declared the possibility of insolvency. As a result, the state has stopped certain improvement projects and disrupted certain services to its residents, and future state actions are uncertain. Our results of operations could be adversely impacted if the state proposes additional taxation or other measures to increase its revenue through tax levies on corporations like us or on its residents, like our employees. In addition, we have operations in the various countries worldwide, including Hungary and Romania, where the countries may be facing financial crisis. For example, the government of Hungary has implemented special taxes on corporations in 2007 and has notably increased its tax examination activities. If the governments of these states or countries where we have business operations cannot provide public services, impose additional tax regulations or levies, or increase their tax examination activities, our business operations may be interrupted and our results of operations may be adversely impacted.

We have made and may continue to make acquisitions which could divert management’s attention, cause ownership dilution to our stockholders, or be difficult to integrate, which may adversely affect our financial results.

We have made several acquisitions, and it is our current plan to continue to acquire companies and technologies that we believe are strategic to our future business. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Our plans to integrate and expand upon research and development programs and technologies initiated at each of our operating locations, including image sensor packaging, wafer level optics and camera technology from our operation in Charlotte, North Carolina, image enhancement technology for digital auto focus and optical zoom from our operation in Tel Aviv, Israel, and microelectronics packaging and system integration from our operation in San Jose, California, may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

In February 2008, we completed our acquisition of FotoNation, Inc., a company headquartered in Burlingame, California. In February 2007, we acquired Eyesquad GmbH, a company based in Munich, Germany and certain assets from North Corporation, a company based in Yokohama, Japan. In July 2006, we completed our acquisition of Digital Optics Corporation, a company based in Charlotte, North Carolina. In December 2005, we completed our acquisition of certain equipment, intellectual property and other intangible assets from Shellcase, Ltd., a company based in Israel. These acquisitions are subject to a number of risks, including the following:

•

These acquisitions could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, these acquisitions could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred.

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

If our goodwill, amortizable intangible assets (such as acquired patents), or equity investments become impaired we may be required to record a significant charge to earnings.

In addition to internal development, we intend to broaden our intellectual property portfolio through internal development, strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments and goodwill. Under GAAP, we are required to review our amortizable intangible assets such as patent portfolio and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, results of operations or cash flows.

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

Our principal corporate administrative, sales, marketing and research and development facilities are located in San Jose, California, and are held under an operating lease. In July 2008, we acquired a new corporate headquarters facility in San Jose, California, which is held under an operating lease. In July 2006, we acquired a research and development and manufacturing facility in Charlotte, North Carolina, which we own. We also have research and development facilities in Japan, Israel, Ireland and Romania that are held under operating leases. All reporting segments utilize these facilities. We believe our existing facilities are suitable and adequate for our current needs.

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

A seven day hearing of the case began on March 31, 2008, and closing arguments occurred on June 10, 2008. The panel issued an Interim Award on October 21, 2008 and its Final Award on January 9, 2009, which required Amkor to pay Tessera a total of $60.6 million, plus additional interest at a 3% simple interest rate, for a total of $64.1 million, with $58.8 million due by February 8, 2009, and the remainder due by February 15, 2009. The Final Award also denied Amkor’s counter claims that the subject patents are invalid and unenforceable, and each side was ordered to bear its own attorneys’ fees and litigation costs and 50% of the total arbitration costs.

On January 26, 2009, Tessera filed a petition to confirm the Final Award in the Superior Court of the State of California for the County of San Francisco. The petition sought an order and judgment confirming the award, entry of judgment and damages against Amkor in the amounts set forth in the Final Award, Tessera’s attorneys’ fees and costs associated with seeking confirmation, and post-judgment interest at the rate of 10% per annum. The petition was set for hearing on March 9, 2009, but, based on Amkor’s payment of the arbitration award, has now been dismissed by Tessera.

On February 6, 2009, Tessera received $58.8 million from Amkor and an additional $5.3 million on February 13, 2009 for a total of $64.1 million.

The patents at issue in the arbitration were U.S. Patent No. 5,852,326, U.S. Patent No. 6,433,419, U.S. Patent No. 6,465,893, and U.S. Patent No. 5,679,977.

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

On December 1, 2008, Judge Essex issued the Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond. He found that Tessera had established a domestic industry in the United States due to Tessera’s licensing program, that the asserted patents are valid, but that Tessera had failed to prove infringement of the asserted claims of the patents-in-suit.

On December 15, 2008, Tessera, certain Respondents, and the Staff filed petitions for review of the Initial Determination. The parties filed Replies to each others’ petitions for review on December 23, 2008.

On January 29, 2009, the Commission announced that it had decided to review the Initial Determination in part. Specifically, the Commission determined to review, among other issues, Judge Essex’s findings that the Respondents’ accused devices do not infringe the asserted claims and that a particular prior art device does not anticipate the asserted patents under 35 U.S.C. §§ 102(b) or (g). The Commission originally set a deadline of February 13, 2009 for the parties to submit responses to particular questions posed by the Commission, with February 23, 2009 set as the deadline for reply submissions. The Commission later extended those deadlines to February 23, 2009 and March 5, 2009, respectively, and the parties have now submitted their initial responses. A final decision regarding the petitions is currently expected by April 14, 2009.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. The parties have agreed that the case will be temporarily stayed pending a decision in ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

With the exception of the TwinMOS respondents, all of the respondents have answered Tessera’s complaint. On February 19, 2008, Tessera filed a motion for an order to show cause why the TwinMOS respondents should not be found to be in default. Tessera’s motion was granted. The TwinMOS respondents have not responded to the order to show cause.

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

A nine-day hearing in this action began on September 22, 2008 and was completed on October 3, 2008. The parties completed their post-hearing briefs on October 31, 2008. On January 2, 2009, Judge Essex issued an order extending the target date for issuance of his initial determination regarding violation from January 14, 2009 until March 6, 2009. On February 10, 2009, Judge Essex again extended the target date for issuance of his initial determination regarding violation, and the initial determination is now due by May 22, 2009. The February 10, 2009 order also extended the target date for completion of the Commission’s investigation until September 22, 2009.

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

The defendants have not yet answered Tessera’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution of the ‘630 ITC action. Tessera did not oppose the motions to stay. Tessera filed a motion seeking to find TwinMOS Technologies U.S.A. Inc. in default, and the clerk has entered the default. On February 25, 2008, the district court granted the defendants’ motion to stay the action.

As noted above, on May 21, 2008, Company settled its dispute with one of the defendants, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that their accused products infringe those patents. IPSG was dismissed from the Texas district court action on June 30, 2008. On August 14, 2008, Company settled its dispute with another defendant, Peripheral Devices & Products Systems, Inc. (“PDP”), and entered into a settlement and license agreement with PDP. As part of the settlement, PDP, on behalf of itself and its parents, affiliates and subsidiaries, acknowledged the validity and enforceability of the asserted patents, and further acknowledged that its accused products infringe those patents. On September 9, 2008, PDP was dismissed from the Texas district court action.

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

This ITC action is assigned to Judge Essex. On June 13, 2008, Judge Essex issued an order setting the target for completion of the investigation at August 28, 2008, with an initial determination to be issued no later than May 28, 2009. A seven-day hearing was tentatively scheduled to begin on February 5, 2009. On September 30, 2008, Judge Essex issued an order granting the parties’ joint request to extend the hearing date and rescheduled the hearing to begin on March 16, 2009, with a new target completion date of November 2, 2009. On October 29, 2008, Judge Essex issued an order granting Tessera’s request to add another patent, U.S. Patent No. 5,663,106, to this investigation. The Judge granted an additional extension in the procedural schedule, hearing date and target date to accommodate additional discovery for the newly added patent. Under the new schedule, the hearing was scheduled to begin on April 27, 2009, the Judge’s initial determination was due on August 7, 2009, and the target date for completion of the investigation was December 7, 2009. The deadline for fact discovery in the case has now passed.

On February 2, 2009, after receiving notice that the Commission had determined to review the Initial Determination in Tessera’s co-pending Investigation No. 337-TA-605, Tessera filed a motion to stay the 337-TA-649 investigation pending the issuance of a Final Determination from the ITC in the 337-TA-605 Investigation, which addresses common issues. On February 10, 2009, Judge Essex issued an Order granting

Tessera’s motion and staying the action, except as to certain enumerated discovery matters. The February 10, 2009 Order also extended the deadline for an Initial Determination in Investigation No. 337-TA-649 until October 8, 2009, and the target date for completion of that investigation until February 10, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

On August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

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

On November 19, 2008, Tessera filed a motion to remand the case to state court. On January 6, 2009, Judge Wilken granted Tessera’s motion, and remanded the case to state court.

On January 16, 2009, UTAC filed a cross-complaint against Tessera, asserting claims for declaratory judgment, breach of contract, breach of the implied covenant of good faith and fair dealing and violation of California unfair competition law. Tessera’s response to UTAC’s cross-complaint was filed on February 18, 2009. Tessera’s answer denies generally the allegations in UTAC’s cross-complaint, and asserts various affirmative defenses. Fact discovery in the case is now underway.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008.

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, an non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera will have an opportunity to respond.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. The PTO has not yet issued a first office action. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627.

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

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008 the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, presently scheduled for June 4, 2009, will be held before the Opposition Division makes any further decisions in the proceeding. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded publicly on the Nasdaq Global Select Market under the symbol “TSRA.” The price range per share is the highest and lowest bid prices, as reported by the Nasdaq Global Select Market, on any trading day during the respective quarter.

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter (ended March 30, 2008)	$43.54	$13.71
Second Quarter (ended June 29, 2008)	$22.40	$16.36
Third Quarter (ended September 28, 2008)	$23.84	$15.08
Fourth Quarter (ended December 31, 2008)	$19.47	$8.83

	High	Low
Fiscal Year Ended December 31, 2007
First Quarter (ended April 1, 2007)	$43.38	$37.79
Second Quarter (ended July 1, 2007)	$45.88	$40.50
Third Quarter (ended September 30, 2007)	$41.59	$32.79
Fourth Quarter (ended December 31, 2007)	$42.92	$36.53

As of February 20, 2009 there were outstanding 48,625,065 shares of common stock held by 40 stockholders of record. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

The information under the caption, “Equity Compensation Plan Information” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2009 is incorporated herein by reference.

On August 24, 2007, the Company announced a plan authorized by the Board of Directors to purchase up to $100 million of its common stock in the open market or through private transactions. No purchases were made during the quarter ended December 31, 2008 under this plan. No expiration date has been specified for this plan. During fiscal 2007 and 2008, the Company repurchased a total of 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under the terms of the repurchase program. As of December 31, 2008, the total amount available for repurchase was $89.5 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

PERFORMANCE GRAPH

The following graphic representation shows a comparison of total stockholder return for holders of our common stock from November 13, 2003, the date of our initial public offering, through December 31, 2008, compared with The Nasdaq Stock Market (U.S.) Index and the Philadelphia Stock Exchange Semiconductor Index. This graphic comparison is presented pursuant to the rules of the Securities and Exchange Commission.

	11/03	12/03	12/04	12/05	12/06	12/07	12/08
Tessera Technologies, Inc.	$100.00	$101.68	$201.14	$139.73	$218.05	$224.86	$63.16
NASDAQ Composite	$100.00	$103.74	$114.05	$116.80	$130.12	$142.17	$80.47
Philadelphia Semiconductor	$100.00	$98.19	$79.37	$91.01	$83.84	$87.53	$51.03

*	$100 invested on November 13, 2003 in our common stock, the Philadelphia Stock Exchange Semiconductor Index and the Nasdaq Stock Market (U.S.) Index, including reinvestment of dividends. Fiscal year ending December 31, 2008.

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

All of the net proceeds from the initial public offering remain invested in short-term, money market funds and marketable securities pending application of the funds to general corporate purposes, as described in the Registration Statement on Form S-1.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this annual report.

The consolidated statement of operations data for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006 and the consolidated balance sheet data as of December 31, 2008 and December 31, 2007 are derived from our audited consolidated financial statements appearing elsewhere in this annual report. The consolidated statement of operations data for the fiscal year ended December 31, 2005 and December 31, 2004 and the consolidated balance sheet data as of December 31, 2006, December 31, 2005 and December 31, 2004 are derived from our audited consolidated financial statements that are not included in this annual report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2008	2007	2006(4)	2005	2004
	(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
Royalty and license fees	$220,252	$161,045	$105,622	$69,549	$53,586
Past production payments (1)	170	—	77,116	8,650	6,036
Product and service revenues	27,869	34,643	25,988	16,501	13,114

Total revenues	248,291	195,688	208,726	94,700	72,736

Operating expenses:
Cost of revenues	16,746	17,708	19,359	13,313	9,613
Research, development and other related costs	61,599	37,526	20,063	7,453	7,163
Selling, general and administrative	69,539	51,988	41,677	20,398	13,106
Litigation expenses	84,308	22,326	28,632	7,963	7,213

Total operating expenses	232,192	129,548	109,731	49,127	37,095

Operating income	16,099	66,140	98,995	45,573	35,641
Interest and other income, net	3,087	11,941	6,499	3,555	828

Income before taxes	19,186	78,081	105,494	49,128	36,469
Provision (benefit) for income taxes	14,544	32,943	44,143	17,679	(22,594)

Net income	$4,642	$45,138	$61,351	$31,449	$59,063
Net income per common share—basic (2)	$0.10	$0.95	$1.33	$0.71	$1.47

Net income per common share—diluted (2)	$0.10	$0.93	$1.27	$0.66	$1.27

Weighted average number of shares used in per share calculation—basic (2)	47,963	47,566	46,102	44,003	40,077
Weighted average number of shares used in per share calculation—diluted (2)	48,358	48,637	48,385	47,733	46,622

	Years Ended December 31,
	2008	2007	2006(4)	2005	2004
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$276,500	$289,724	$194,076	$127,594	$108,339
Total assets (3)	501,589	444,436	321,288	190,127	139,682
Long-term liabilities	12,599	7,747	—	—	—
Deferred stock-based compensation	—	—	—	(2,245)	(414)
Total stockholders’ equity	446,904	418,324	305,855	179,958	134,976

(1)	Past production payments consist of payments received as part of a settlement of a patent infringement dispute.

(2)	See Note 9 of the Notes to Consolidated Financial Statements in this annual report for an explanation of the methods used to determine the number of shares used to compute per share amounts.

(3)	Total assets increased as of December 31, 2008, 2007 and 2006 primarily due to cash from operations, property and equipment purchases, and goodwill and intangible assets arising from the acquisitions of FotoNation in fiscal 2008, Eyesquad in fiscal 2007 and Digital Optics Corporation in fiscal 2006. See Note 7 of the Notes to Consolidated Financial Statements for additional information on our acquisitions.

(4)	The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which resulted in a change in the method of accounting for stock-based compensation, effective January 1, 2006. See Note 11 of the Notes to Consolidated Financial Statements for additional information on stock-based compensation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion (presented in thousands, except for percentages) should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

Tessera is a technology innovator that develops and delivers miniaturization solutions that transform wireless, computing, and consumer electronic products. Our packaging and interconnect solutions enable smaller, higher-functionality electronic devices. Our imaging and optics solutions provide low-cost, high-quality camera functionality in electronic products and include image sensor packaging, wafer-level optics, wafer-level camera, and image enhancement intellectual property. We also offer customized micro-optic lenses, from diffractive and refractive optical elements to integrated micro-optical subassemblies. We license our technologies worldwide, as well as deliver products based on these technologies, some of which is done to promote the development of the supply chain infrastructure.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Fiscal Year Ended December 31,
	2008	2007	2006
Revenues:
Royalty and license fees	89%	82%	51%
Past production payments	—	—	37
Product and service revenues	11	18	12

Total Revenues	100	100	100

Operating expenses:
Cost of revenues	6	9	9
Research and development and other related costs	25	19	10
Selling, general and administrative	28	27	20
Litigation expense	34	11	14

Total operating expenses	93	66	53

Operating income	7	34	47
Other income and expense, net	1	6	3

Income before taxes	8	40	50
Provision for income taxes	6	17	21

Net income	2%	23%	29%

Acquisitions

We have grown our business partly through acquisitions. The impact of these acquisitions on our financial results has been included in the following discussion. In February 2008, we completed our acquisition of FotoNation, a Delaware corporation. In February 2007, we completed our acquisition of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and it subsidiary, which operates in Israel. In February 2007 and May 2005, we purchased from North Corporation all of its patents and patent applications filed in the United States and in foreign jurisdictions, trademark assets and certain tangible assets. In July 2006, we completed our acquisition of Digital Optics Corporation, a Delaware corporation. In December 2005, we completed our purchase of certain assets of Shellcase, Ltd., an Israeli company.

Fiscal Year 2008 and 2007

The following table sets forth our revenues by type (in thousands, except for percentages):

	December 31,				Increase/ (Decrease)	% Change
	2008		2007
Royalty and license fees	$220,252	89%	$161,045	82%	$59,207	37%
Past production payments	170	—	—	—	170	100
Product and service revenues	27,869	11	34,643	18	(6,774)	(20)

Total revenues	$248,291	100%	$195,688	100%	$52,603	27%

Revenues.    Revenues for the year ended December 31, 2008 were $248.3 million, compared to $195.7 million for the year ended December 31, 2007, an increase of $52.6 million, or 27%. The overall increase in the year ended December 31, 2008 as compared to 2007 is primarily due to higher royalties reported from strong shipments, a favorable royalty pricing adjustment in the first quarter of 2008 from one of our current licensees, a favorable royalty adjustment in the third quarter of 2008 resulting from self-audits of our current licensees, option fees received from a defendant in an ITC infringement case, and higher license revenue primarily related to imaging and optics technologies, offset by some softness in the photolithography industry and a reduction in government funded projects.

Cost of Revenues.    Cost of revenues consists primarily of direct compensation, materials, amortization of intangible assets related to acquired technologies, supplies and depreciation expense. Cost of revenues primarily relates to product and service revenues. Cost of revenues associated with intellectual property revenues is de minimis. For each associated period, cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues, on the mix of product sales to semiconductor optics and communications industries and on the mix of commercial and government revenues. As we transition resources from government funded projects into research and development projects, we expect increases in cost of revenues as a percentage of product and service revenues. For the year ended December 31, 2008, cost of revenues represented 60% of product and service revenues. For the year ended December 31, 2007, cost of revenues represented 51% of product and service revenues.

Cost of revenues for the year ended December 31, 2008 was $16.7 million, as compared to $17.7 million for the year ended December 31, 2007, a decrease of $1 million, or 6%. The decrease was primarily attributable to the transition of resources from government funded projects into research and development projects offset by the inclusion of amortization of intangible assets from the FotoNation acquisition.

Research, Development and Other Related Costs.    Research, development and other related costs for the year ended December 31, 2008 were $61.6 million, as compared to $37.5 million for the year ended December 31, 2007, an increase of $24.1 million or 64%. The increase was primarily due to increased stock-

based compensation expense of $5.9 million, $7.5 million increased spending in global R&D centers related to various R&D projects, $4.6 million in R&D expenses related to the inclusion of FotoNation acquired in the first quarter of 2008, a one-time charge of $2.5 million related to in-process research and development acquired in the first quarter FotoNation acquisition and an increase in the amortization expense of acquired intangible assets of $1.9 million. R&D headcount increased from 190 at December 31, 2007 to a total of 281 at December 31, 2008.

We recorded a charge of $2.5 million related to acquired in-process research and development (“IPR&D”) associated with the acquisition of FotoNation in the first quarter of 2008. The fair value of IPR&D was expensed because technological feasibility had not been established and no future alternative uses existed as of the date of acquisition. The fair value of technology under development was determined using the income approach, which calculates the sum of the discounted future cash flows using discount rates ranging from 26% to 28%, which were derived from a weighted-averaged rate of return of invested capital, adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion at the acquisition date for these projects ranged from 32% to 68%, which was determined by identifying the research and development expenses invested in the projects as a percentage of the total estimated development costs required to bring the projects to technical and commercial feasibility. These projects are expected to be completed by 2010. If the projects discussed above are not successfully developed and/or successfully marketed, our sales and profitability may be adversely affected in future periods.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.

Selling, General and Administrative.    Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, litigation and legal expenses, facilities costs and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2008 were $69.5 million, as compared to $52.0 million for the year ended December 31, 2007, an increase of $17.5 million, or 34%. The increase was primarily attributable to $3.1 million in SG&A expenses related to FotoNation acquired in the first quarter of 2008, $2.6 million in increased general legal consulting expenses, $1.9 million from personnel-related expenses primarily from additional headcount, $1.9 million increased stock-based compensation expense, $1.8 million in increased marketing activity, $1.0 million in audit-related expenses, and an increase of $0.9 million in amortization expense of intangible assets.

Litigation Expense.    Litigation expense for the year ended December 31, 2008 was $84.3 million, as compared to $22.3 million for the year ended December 31, 2007, an increase of $62.0 million, or 280%. The increase was primarily attributable to legal proceedings related to the International Trade Commission, the Patent and Trademark Office and an arbitration hearing. Refer to Part I, Item 3—Legal Proceedings for additional details.

We expect that litigation expenses will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described in Part I, Item 3—Legal Proceedings, above, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation Expense.    The following table sets forth our stock-based compensation expense for the periods indicated (in thousands):

	December 31,
	2008	2007
Cost of revenues	$443	$2,200
Research, development & other related costs	8,473	2,629
Selling, general & administrative	15,220	13,270

Total stock-based compensation expense	$24,136	$18,099

Stock-based compensation awards included employee stock options, restricted stock awards and employee stock purchases under our 2003 Employee Stock Purchase Plan. As of December 31, 2008, the amount of unrecognized stock-based compensation expense after estimated forfeitures estimated to be expensed related to unvested stock options at December 31, 2008 was $39.8 million to be recognized over an estimated weighted average amortization period of 3.1 years and $20.8 million related to restricted stock awards, including performance-based awards, to be recognized over an estimated weighted average amortization period of 2.5 years. For the year ended December 31, 2008, stock-based compensation expense was $24.1 million, of which $13.7 million related to employee stock options, $9.0 million related to issuances of shares of restricted stock and $1.4 million related to employee stock purchases. For the year ended December 31, 2007, stock-based compensation expense was $18.1 million, of which $12.8 million related to employee stock options, $4.6 million related to issuances of shares of restricted stock and $0.7 million related to employee stock purchases.

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

Other Income and Expense, Net.    Other income and expense, net, for the year ended December 31, 2008 was $3.1 million, as compared to $11.9 million, for the year ended December 31, 2007. The decrease is due to $3.3 million of other-than-temporary impairment of our asset-backed securities and minority equity investment in the third and fourth quarters of the year ended December 31, 2008 and a decrease in interest income. The decrease in interest income was principally due to a decrease in prevailing interest rates on our cash, cash equivalents and investments. Our balance of cash, cash equivalents, short-term and long-term investments at December 31, 2008 was $298.6 million as compared to $289.7 million at December 31, 2007.

Provision for Income Taxes.    Income tax provision for the year ended December 31, 2008 was $14.5 million and was comprised of domestic income tax and foreign income and withholding tax. For the year ended December 31, 2007, the income tax provision was $32.9 million and was comprised of domestic income tax and foreign income and withholding tax. The decrease in the income tax provision from the year ended December 31, 2007 is primarily attributable to the decrease in pre-tax income as partially off-set by non-benefitted tax losses in foreign jurisdictions, the tax effects of the non-deductible in-process research and development expense related to the first quarter 2008 acquisition of FotoNation, an increase in non-deductible stock compensation expense relative to pre-tax income and an increase in withholding tax on foreign income in a foreign jurisdiction.

For the years ended December 31, 2008 and 2007, we paid $12.0 million and $6.6 million, respectively, in income taxes.

Fiscal Year 2007 and 2006

The following table sets forth our revenues by type (in thousands, except for percentages):

	December 31,				Increase/ (Decrease)	% Change
	2007		2006
Royalty and license fees	$161,045	82%	$105,622	51%	$55,423	52%
Past production payments	—	—	77,116	37	(77,116)	(100)
Product and service revenues	34,643	18	25,988	12	8,655	33

Total revenues	$195,688	100%	$208,726	100%	$(13,038)	(6)%

Revenues.    Revenues for the year ended December 31, 2007 were $195.7 million, compared to $208.7 million for the year ended December 31, 2006, a decrease of $13.0 million, or 6%. The overall decrease in the year ended December 31, 2007 as compared to 2006 is primarily due to the decrease in past production payments of $77.1 million, of which $76.0 million was earned upon settlement of patent litigation in the third quarter of 2006. The decrease is offset by an increase in royalty and license fees of $59.3 million and product and service revenues of $8.7 million.

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

Selling, General and Administrative.    Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, litigation and legal expenses, facilities costs and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2007 were $52.0 million, as compared to $41.7 million for the year ended December 31, 2006, an increase of $10.3 million, or 25%. The increase was primarily attributable to increases in employee-related and stock-based compensation expenses amounting to approximately $6.6 million from the inclusion and subsequent growth of subsidiaries acquired in the third quarter of 2006 and in the first quarter of 2007 of approximately $3.2 million.

Litigation Expense.    Litigation expense for the year ended December 31, 2007 was $22.3 million, as compared to $28.6 million for the year ended December 31, 2006, a decrease of $6.3 million, or 22%. The decrease was primarily attributable to several patent litigation hearings conducted and completed in 2006. Refer to Part I, Item 3—Legal Proceedings for additional details.

Stock-based Compensation Expense.    The following table sets forth our stock-based compensation expense for the periods indicated (in thousands):

	December 31,
	2007	2006
Cost of revenues	$2,200	$2,924
Research, development & other related costs	2,629	1,023
Selling, general & administrative	13,270	11,421

Total stock-based compensation expense	$18,099	$15,368

Stock-based compensation awards included employee stock options, restricted stock awards and employee stock purchases under our 2003 Employee Stock Purchase Plan. As of December 31, 2007, the amount of unrecognized stock-based compensation expense after estimated forfeitures estimated to be expensed for the remainder of 2008 to 2011 related to unvested stock options at December 31, 2007 was $22.6 million to be recognized over an estimated weighted average amortization period of 2.5 years and $11.8 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 2.7 years. For the year ended December 31, 2007, stock-based compensation expense was $18.1 million, of which $12.8 million related to employee stock options, $4.6 million related to issuances of shares of restricted stock and $0.7 million related to employee stock purchases. For the year ended December 31, 2006, stock-based compensation expense was $15.4 million, of which $12.0 million related to employee stock options, $2.5 million related to issuances of shares of restricted stock and $0.9 million related to employee stock purchases.

The overall increase is primarily related to an increase in grants of stock awards to employees based on our compensation incentive program and an increase in expense related to employee stock purchases and certain stock awards for employees that transitioned to consultants whose awards were accounted for under variable accounting.

Other Income and Expense, Net.    Other income and expense, net, for the year ended December 31, 2007 was $11.9 million, as compared to $6.5 million, for the year ended December 31, 2006. The increase is primarily related to income earned on higher cash balances as a result of positive cash flow generated from operations. Our balance of cash, cash equivalents and short-term investments at December 31, 2007 was $289.7 million as compared to $194.1 million at December 31, 2006.

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

For the years ended December 31, 2007 and 2006, we paid approximately $6.6 million and $5.0 million, respectively, in income taxes.

Segment Results

We have two reportable segments: Intellectual Property and Product and Service. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

Our Intellectual Property segment is primarily composed of our Licensing Business and our Emerging Markets and Technologies Group. Our Licensing Business is focused on licensing technologies in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, micro-controllers, general purpose logic and analog devices and consumer imaging and optics technologies for the consumer imaging industry. Key functions of this division include licensing, intellectual property management and marketing. This segment further focuses on expanding our technology portfolio into areas outside of our core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials, and through new partnerships, ventures and acquisitions of complementary technology.

Our Product and Service segment is composed of our Product Division, where small form factor micro-optics are sold to the imaging and optics industry from our wafer-based optics technology which utilizes semiconductor processes and equipment, and our Service Division, which performs research and development and drives our production development services revenues. This segment addresses the challenges of electronic products miniaturization from a system perspective and wafer-level optics, through the use of consumer imaging and optics technologies, the dense interconnection of components, and extensive use of three-dimensional packaging technologies.

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 15 of the Notes to Financial Statements is presented in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information.” We do not present financial data to our management for each of our divisions and our management does not evaluate each division separately from our segments when measuring the operating performance of our business.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues:
Intellectual Property Segment	$221,922	$161,196	$182,763
Product and Service Segment	26,369	34,492	25,963
Corporate Overhead	—	—	—

Total revenues	248,291	195,688	208,726

Operating expenses:
Intellectual Property Segment	159,270	60,714	52,427
Product and Service Segment	33,728	35,786	30,187
Corporate Overhead	39,194	33,048	27,117

Total operating expenses	232,192	129,548	109,731

Operating income (loss)
Intellectual Property Segment	62,652	100,482	130,336
Product and Service Segment	(7,359)	(1,294)	(4,224)
Corporate Overhead	(39,194)	(33,048)	(27,117)

Total operating income	$16,099	$66,140	$98,995

The revenues and operating income amounts in this section have been presented on a basis consistent with accounting principles generally accepted in the United States applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the year ended December 31, 2008 corporate overhead expenses were $39.2 million compared to $33.0 million for the year ended December 31, 2007. The increases from the year ended December 31, 2007 are primarily attributable to an increase in personnel related expenses, facilities, consulting and outside services, and audit-related expenses.

Intellectual Property Segment

Fiscal Year 2008 and 2007

Intellectual property revenues for the year ended December 31, 2008 were $221.9 million as compared to $161.2 million for the year ended December 31, 2007, which represented an increase of $60.7 million, or 38%. The increase is primarily attributed to higher royalties reported on strong shipments, a favorable royalty pricing adjustment in the first quarter of 2008 from one of our current licensees, a favorable royalty adjustment in the third quarter of 2008 resulting from self-audits, option fees received from a defendant in an ITC infringement case, and higher license revenue primarily related to imaging and optics technologies.

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

Operating expenses for the year ended December 31, 2008 were $159.3 million and consisted primarily of cost of revenues of $1.3 million, R&D costs of $50.0 million, SG&A costs of $23.7 million and $84.3 million in litigation expenses. Operating expenses for the year ended December 31, 2008 of $159.3 million represented an increase of $98.6 million as compared to $60.7 million for the year ended December 31, 2007, which is primarily attributable to an increase in litigation expenses of $62.0 million, inclusion of $12.3 million in expenses incurred by FotoNation, acquired in the first quarter of 2008, increased stock-based compensation expense of $7.8 million, increases in personnel related expenses of $6.0 million primarily from higher headcount, increases in operating materials of $2.5 million, general legal expenses of $2.4 million and outside consulting expenses of $2.3 million.

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

Operating income for the year ended December 31, 2008 and 2007 was $62.7 million and $100.5 million, respectively, which is a decrease of $37.8 million, or 38%, from the year ended December 31, 2007, primarily related to increased litigation expenses.

Fiscal Year 2007 and 2006

Intellectual property revenues for the year ended December 31, 2007 were $161.2 million as compared to $182.8 million for the year ended December 31, 2006, which represented a decrease of $21.6 million, or 12%.

The decrease is primarily attributed to the past production payments earned upon settlement of litigation in the amount of $76.0 million in the third quarter of 2006 offset by increases in royalty revenue following the settlement of litigation and due to new license revenue related to technology resulting from the acquisition and integration of Eyesquad.

Operating expenses for the year ended December 31, 2007 were $60.7 million and consisted primarily of cost of revenues of $1.0 million, R&D costs of $24.7 million, SG&A costs of $12.7 million and $22.3 million in litigation expenses. Operating expenses for the year ended December 31, 2007 of $60.7 million represented an increase of $8.3 million as compared to $52.4 million for the year ended December 31, 2006, which is primarily attributable to an increase of $11.9 millions in R&D costs partially offset by a decrease of $4.6 million in SG&A costs. The decrease in SG&A costs is primarily due to a decrease in litigation costs. The increase in R&D costs is primarily due to the increase in personnel and the inclusion and subsequent growth of R&D efforts related to entities acquired in the third quarter of 2006 and the first quarter of 2007.

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

Product and Service Segment

Fiscal Year 2008 and 2007

Product and service revenues for the year ended December 31, 2008 were $26.4 million as compared to $34.5 million for the year ended December 31, 2007, a decrease of $8.1 million, or 23%. The decrease in Product and Service revenues is primarily attributable to a reduction in government funded projects, which reflects our planned transition from the government and government agency customers by the end of 2008, and some softness in the photolithography industry.

Operating expenses for the year ended December 31, 2008 were $33.7 million and consisted of cost of revenues of $15.4 million, R&D costs of $11.6 million and SG&A costs of $6.7 million. Operating expenses for the year ended December 31, 2007 were $35.8 million. The decrease of $2.1 million in total operating expenses from the year ended December 31, 2007 is primarily due to decreases in materials and other cost of revenue of $3.9 million, due to lower revenue, and decreases in outside consulting expense of $2.2 million and stock-based compensation expense of $0.8 million, offset by increased personnel related expenses of $2.5 million primarily from increased headcount.

Operating loss for the years ended December 31, 2008 and 2007 was $7.4 million and $1.3 million, respectively, which is an increased loss of $6.1 million, or 469%, primarily driven by decreases in revenues as discussed above.

Fiscal Year 2007 and 2006

Product and service revenues for the year ended December 31, 2007 were $34.5 million as compared to $26.0 million for the year ended December 31, 2006, an increase of $8.5 million, or 33%. The increase is due to the increase in product revenue related to the inclusion and subsequent growth of Digital Optics Corporation acquired in the third quarter of 2006 partially offset by a decrease in service revenues due to slower conditions in the broader photolithography industry in the second quarter of 2007 and lower government-funded R&D.

Operating expenses for the year ended December 31, 2007 were $35.8 million and consisted of R&D costs of $12.8 million, costs of revenue of $16.7 million and SG&A costs of $6.3 million. Included in these costs were $5.5 million in stock-based compensation expense. Operating expenses for the year ended December 31, 2006 were $30.2 million. The increase of $5.6 million in total operating expenses from the year ended December 31, 2006 is primarily due to higher R&D and SG&A costs of approximately $8.2 million related to inclusion and subsequent growth of acquisitions completed in the third quarter of 2006 and the first quarter in 2007, offset by $2.6 million decrease in cost of revenue as a result of a decrease in government related contract revenue.

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

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2008, we had federal net operating loss carryforwards of approximately $25.6 million and state net operating loss carryforwards of approximately $14.1 million. All of the federal and state net operating loss carryforwards were carried over from the acquired entity, Digital Optics Corporation. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2015, and will continue to expire through 2024. In addition, we had research tax credit carryforwards of approximately $1.2 million for federal purposes, which will start to expire in 2013, and approximately $4.4 million for state purposes, which will not expire. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and tax credit carryforwards that can be utilized annually in the future to offset taxable income. Utilization of net operating losses and credit carryforwards will create a benefit to additional paid-in capital.

Tax Benefits from Stock Options

The benefits of tax deductions resulting from the exercise of stock options and disqualifying dispositions reduced our income taxes payable for federal and state purposes. These tax benefits from our employee stock option plan totaled $5.8 million, $29.6 million and $37.8 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

As of and for each of the three years ended December 31, 2008, 2007 and 2006 (in thousands, except for percentages):

	2008	2007	2006
Cash and cash equivalents	$87,890	$207,158	$194,076
Short-term investments	188,610	82,566	—

Total cash, cash equivalents, and short-term investments*	$276,500	$289,724	$194,076

Percentage of total assets	55%	65%	60%

	2008	2007	2006
Net cash provided by operating activities	$68,502	$83,614	$79,529
Net cash used in investing activities	$(189,188)	$(113,902)	$(56,671)
Net cash provided by financing activities	$1,418	$43,370	$43,624

*	As of December 31, 2008, we held $22.1 million of long-term investments related to auction rate municipal bond securities, asset-backed and mortgage-backed securities, all of which are not deemed to be liquid and are therefore classified as long-term investments. See Note 5—“Financial Instruments” of the Notes to Consolidated Financial Statements for additional information.

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and short-term investments were $276.5 million at December 31, 2008, a decrease of $13.2 million from $289.7 million at December 31, 2007. Cash and cash equivalents were $87.9 million at December 31, 2008, a decrease of $119.3 million from $207.2 million at December 31, 2007. The decrease was primarily the result of $189.2 million used in investing activities, offset by $68.5 million in cash provided by operations and $1.4 million in net proceeds provided by financing activities.

Cash flows from operations were $68.5 million for the year ended December 31, 2008, primarily due to net income of $4.6 million, adjusted for non-cash adjustments for depreciation and amortization of $18.8 million, in-process R&D expense of $2.5 million, stock-based compensation expense of $24.1 million and impairment charges of $3.3 million related to long-term investments, an increase in accrued legal fees of $9.2 million, an increase in accrued expenses of $4.7 million, and an increase in deferred revenue of $5.6 million.

Cash flows from operations were $83.6 million for the year ended December 31, 2007, primarily due to net income of $45.1 million, adjusted for non-cash items of depreciation and amortization, and stock-based compensation expenses of $13.6 million and $18.1 million, respectively, a decrease in other assets of $8.9 million related to foreign tax refund received and an increase in accrued liabilities of $2.2 million. Increases were off-set by a net change in accounts receivable of $6.7 million and in deferred tax assets, net, of $4.5 million. Further, the Company realized total tax benefits from stock options that reduce income tax payable by a total of $29.6 million, of which $23.3 million of excess tax benefits has been classified as a cash inflow in financing activities.

Cash flows from operations were $79.5 million for the year ended December 31, 2006, primarily due to net income of $61.4 million adjusted for non-cash items of depreciation and amortization of $7.2 million, stock-based compensation expenses of $15.4 million, a decrease in inventory of $1.3 million, off-set by an increase in other assets of $12.7 million. Further, the Company realized total tax benefits from stock options that reduce income tax payable by a total of $37.8 million, of which $32.3 million of excess tax benefits has been classified as a cash inflow in financing activities.

Net cash used in investing activities was $189.2 million in the year ended December 31, 2008, primarily related to purchases of short-term and long-term investments of $425.5 million, purchases of property and equipment of $14.2 million, consideration paid for the acquisition of FotoNation of $31.0 million and $9.8 million paid for certain intangible assets and equity investment, offset by proceeds from maturities and sales of short-term and long-term investments of $291.1 million.

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

The primary objective of our investment activities is to preserve principal while at the same time capturing a market rate of return. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government agency notes, municipal bonds and notes, corporate bonds and notes, auction rate municipal securities, asset-backed and mortgage-backed securities and money market funds. We invest excess cash predominantly in marketable debt securities that are high-quality investment grade and the majority of which have maturities of less than one year. The majority of our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and externally provided pricing models. We evaluate all of our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value. We also have a small portfolio of investments in auction rate municipal bond securities (“ARS”) which are classified as trading and are reported at fair value, with unrealized gains and losses recorded in the other income and expense, net.

In November 2008, the Company entered into an agreement with UBS which granted the Company and UBS various rights (the “Rights”), including the right to permit the Company to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by the Company. The Company has elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” at fair value. Upon acceptance of the Rights, the Company recorded $4.0 million for the fair value of the Rights in other assets with an offsetting credit to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, the Company reclassified the ARS investments from available-for-sale to trading in accordance with SFAS 115, “Accounting for Certain Debt and Equity Investments,” to reflect its intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are to be recorded in current period earnings. Accordingly, the Company recorded $4.0 million of unrealized losses related to the ARS investments to other income and expense, net, for the year ended December 31, 2008. The fair value of the Rights was based on the Company’s expected value to be received from UBS which was the difference between par value of the ARS less anticipated losses, as of December 31, 2008. This value was discounted by using UBS’s credit default swap rate to account for the counterparty risk. The Company expects that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and asset-backed securities, including mortgaged-backed securities (collectively “ABS”) investments have experienced failed auctions or thinly traded markets. However, we continue to earn and receive interest on these investments at the maximum contractual rate. Due to the lack of observable market quotes on our ARS and ABS investment portfolio, we utilize valuation models that rely on Level 3 unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

At December 31, 2008 and December 31, 2007, the Company had $22.1 million and $45.4 million, respectively, of ARS and ABS recorded at fair value. The original cost for these securities was $28.9 million and $45.7 million, respectively. Prior to the first quarter of 2008, ARS and ABS investments were presented as current assets under short-term investments based on their expected maturities. Given the lack of active markets for these investments, the entire amount of the Company’s ARS and ABS holdings, have been reclassified from short-term investments to long-term investments. Based upon an analysis of market and other factors, ABS with an original par value of $2.9 million were written-down to an estimated fair value of $1.4 million as of December 31, 2008 as the decline in value of these investments were determined to be other-than-temporary. The Company recorded impairment charges that decreased pre-tax income by $1.5 million for the year ended December 31, 2008.

Unrealized losses of $0.8 million, net of tax, as of the year ended December 31, 2008, related to a temporary decline in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because the Company has the ability and intent to hold the temporarily impaired investments to allow for recovery, and continues to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired as of December 31, 2008.

We continue to monitor the market for ARS and ABS and consider its impact, if any, on the fair value of our investments. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges to net income or additional unrealized losses in other comprehensive loss, which could negatively affect our financial condition, statement of operations or cash flow. We intend and have the ability to hold these securities until the market recovers or until they reach maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that based on our cash, cash equivalents and short-term investment balances of $276.5 million at December 31, 2008 and expected operating cash flows, the current lack of an active market in the credit and capital markets will not have a material impact on our ability to fund our operations.

Net cash used in financing activities was $1.4 million in the year ended December 31, 2008, due to the repurchase of common stock for $10.0 million offset by $4.3 million from the issuance of common stock under our employee stock option programs and employee stock purchase plans and $7.1 million from excess tax benefits from stock-based compensation expense.

Net cash provided by financing activities was $43.4 million for the year ended December 31, 2007, primarily from the issuance of our common stock under our employee stock option programs and employee stock purchase plans of $20.6 million and excess tax benefits from stock-based compensation expense of $23.3 million, offset by repurchases of common stock of $0.5 million. Net cash provided by financing activities was $43.6 million for the year ended December 31, 2006 resulting primarily from the issuance of common stock under our employee stock option programs and employee stock purchase plans of $11.4 million as well as from excess tax benefit from stock-based compensation of $32.3 million.

As of December 31, 2008, we have approximately $22.8 million in operating accounts that are with domestic and international financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or become affected by other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

In August 2007, the Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. Under the plan in the year ended December 31, 2008, we repurchased 630,000 shares of common stock at a cost of $10.0 million at an average price of $15.78 per share. As of December 31, 2008, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$12,983	$6,266	$3,379	$3,338
Purchase obligations	2,964	2,964	—	—

Total	$15,947	$9,230	$3,379	$3,338

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. In addition, the Company has agreements containing non-cancelable, nonrefundable payment terms with third parties to purchase services. For our facilities lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by allocating total rental payments on a straight-line basis over the lease term.

Since the adoption of Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, we have recognized approximately $4.4 million in the liability for unrecognized tax benefits, including accrued interest and penalties, and a decrease in deferred tax asset of the same amount. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 14—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek Technologie S.A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, the Company invested $0.5 million in NemoTek, which represented less than a 10 percent holding in NemoTek. In February 2009, the Company invested an additional $1.4 million in NemoTek. The total investment in NemoTek represents less than a 10 percent holding. Revenue from NemoTek represented less than 1 percent of the total revenue in the year ended December 31, 2008. For the year ended December 31, 2007, revenue from NemoTek represented approximately 2 percent of the total revenue. The amount due from NemoTek under the license as of December 31, 2008 was $1.5 million. For the year ended December 31, 2007, the amount due from NemoTek under the license was $1.5 million, all of which were collected in 2008.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements have been prepared in conformity with accounting principles generally accepted in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, the valuation and recognition of stock-based compensation expense, the valuation of investments, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. See Note 2—“Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements for a full description of critical accounting policies and estimates.

Revenue Recognition.    Our revenues are generated from royalty and license fees, past production payments, and product and services revenues. Royalty and license fees include revenues from license fees and royalty payments generating from licensing the right to use our technology or intellectual property. Past production payment revenues are royalty payments for the use of our technology or intellectual property in the past by new licensees that make such payments as part of a settlement of a patent infringement dispute. License fees are generally recognized at the time the license agreement is executed by both parties. In some instances, a portion of the license fee is deferred for services provided which amount is the estimated fair value of the services, which is based on the price we charges for similar services when they are sold separately. Royalties under our royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using our technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one-quarter lag. We record reductions to revenue for marketing incentive program and consulting service paid to our customers. Such reductions to revenue are estimates based on a number of factors including our assumptions related to fair value of the benefits derived from these arrangements.

Product revenues are generated principally from sales of micro-optic products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as other specialized optical elements sold for telecommunications and photonic applications. Service revenues principally consist of engineering, assembly and infrastructure services, provided primarily to our licensees to shorten their development effort and time to market. Revenues from services are recognized utilizing either the percentage of completion method or completed contract method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of total costs to complete the projects. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately.

The timing of revenue recognition and the amount of revenue actually recognized for each type of revenues depends upon a variety of factors including the specific terms of each arrangement, our ability to derive fair value of the element and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but actual results may differ from our estimates.

Valuation of goodwill and intangible assets.    We evaluate the recoverability of goodwill during the fourth quarter annually. In addition, we are required to evaluate the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In order to determine the fair value of the assets, significant estimates and judgments are required to estimate future revenue and future cash flows and to make assumptions on future conditions such as future gross margins, operating expenses, discount rates and other assumptions. If these estimates or assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. In addition, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the carrying value of our goodwill and intangible assets. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets are impaired which could have an adverse impact on our results of operations.

Stock-based compensation expense.    Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 11—“Stock Based Compensation” of the Notes to the Consolidated Financial Statements for additional detail.

Valuation of investments.    Our investments consist primarily of corporate and tax-exempt commercial paper, corporate bonds and notes, government agency notes, variable rate demand notes, municipal bonds and notes, ARS, ABS and money market funds. We invest excess cash predominantly in marketable debt securities that are high-quality investment grade and the majority of which have maturities of less than one year. The majority of our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and in the event that observable prices for similar assets are not available, externally provided pricing models, discounted cash flow methodologies or other similar techniques. The determination of fair value when quoted market prices are not available requires significant judgment and estimation. In addition, we evaluate all of our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and may result in other-than-temporary decline in value which could have an adverse impact on our results of operations.

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

We account for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

Our policy is to classify accrued interest and penalties as part of the accrued FIN 48 liability in the provision for income taxes. For the years ended December 31, 2008 and 2007, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See Note 13—“Income Taxes” of the Notes to the Consolidated Financial Statements for additional detail.

Recent accounting pronouncements

See Note 3—“Recent Accounting Pronouncements” of Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash and cash equivalents, short-term and long-term investments in a variety of securities, including government and municipal obligations, corporate bonds and notes, commercial paper.

Interest Rate Risk.    We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $275.9 million at December 31, 2008. Our exposure to interest rate risks is not significant due to the short average maturity, quality and broad diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We do not believe that a hypothetical 10% change in period end interest rates would have a significant impact on our results of operations or cash flows.

Investment Risk.    We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government and municipal obligations, corporate bonds and notes, commercial paper and ABS, are classified as available-for-sale or trading securities with fair values of $275.9 million and $268.9 million as of December 31, 2008 and 2007, respectively. Unrealized losses, net of tax, on these investments for the year ended December 31, 2008 and 2007, were approximately $0.8 million and $0.5 million, respectively. Our long-term investments in trading securities as of December 31, 2008 of $17.3 million consist of ARS investments where liquidity is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. These ARS investments, all having investment grade credit ratings and substantially backed by pools of student loans guaranteed by the Federal Family Education Loan Program, have failed to reset at auction since early 2008. Unrealized losses on ARS for the year ended December 31, 2008 of $4.0 million were recorded to other income and expense, net. The realized gains and losses from the sale of our marketable securities are not material. We do not believe the auction failures could materially impact our ability to fund our working capital and operations needs.

Bank Liquidity Risk.    As of December 31, 2008, we have approximately $22.8 million in operating accounts that are held with domestic and international financial institutions. A majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of our domestic financial institutions could significantly impact our ability to fund our operations in the short term.

Foreign Currency Exchange Rate Risk.    Our international sales are typically made in US dollars and are generally not subjected to foreign currency exchange rate risk. However, certain of our operating expenses are incurred in local currencies. Consequently, our international results of operations are subject to foreign exchange rate fluctuations. Notwithstanding, gains and losses from such fluctuations have not been significant to our consolidated results. We do not currently hedge against foreign currency rate fluctuations. We do not believe that a 10% change in foreign currencies would have a significant impact on our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2008 and 2007 are set forth in this Annual Report on Form 10-K at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2008 and 2007. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended (in thousands, except per share amounts)
	Apr 1, 2007 (1)	Jul 1, 2007	Sep 30, 2007	Dec 31, 2007 (2)	Mar 30, 2008 (3)	June 29, 2008	Sep 28, 2008	Dec 31, 2008
Revenues:
Royalty and license fees	$37,456	$36,290	$41,798	$45,501	$50,240	$49,944	$57,587	$62,481
Past production payments	—	—	—	—	—	—	—	170
Product and service revenues	9,363	10,385	7,356	7,539	9,111	6,370	5,914	6,474

Total Revenues	46,819	46,675	49,154	53,040	59,351	56,314	63,501	69,125
Operating expenses:
Cost of revenues	4,702	5,612	3,603	3,791	4,332	4,395	4,074	3,945
Research and development and other related costs	8,353	8,833	9,920	10,420	14,153	14,894	15,898	16,654
Selling, general and administrative	11,490	13,292	12,652	14,554	15,324	17,585	17,866	18,764
Litigation expense	4,664	4,497	5,003	8,162	20,193	17,157	29,217	17,741

Total operating expenses	29,209	32,234	31,178	36,927	54,002	54,031	67,055	57,104

Operating income (loss)	17,610	14,441	17,976	16,113	5,349	2,283	(3,554)	12,021
Other interest and expense, net	2,758	2,848	3,080	3,255	2,834	1,479	(1,033)	(193)

Income (loss) before taxes	20,368	17,289	21,056	19,368	8,183	3,762	(4,587)	11,828
Provision for income taxes	9,274	7,429	9,874	6,366	5,957	3,678	770	4,139

Net income (loss)	$11,094	$9,860	$11,182	$13,002	$2,226	$84	$(5,357)	$7,689

Net income (loss) per common share—basic	$0.24	$0.21	$0.23	$0.27	$0.05	$—	$(0.11)	$0.16

Net income (loss) per common share—diluted	$0.23	$0.20	$0.23	$0.27	$0.05	$—	$(0.11)	$0.16

Weighted average number of shares used in per share calculation—basic	47,001	47,424	47,688	47,912	48,157	47,793	47,904	47,993

Weighted average number of shares used in per share calculation—diluted	48,749	48,977	48,586	48,837	48,693	48,225	47,904	48,168

[1]

In the first quarter of 2007, Tessera completed its acquisition of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and operating in Israel.

[2]

In the fourth quarter of 2007, Tessera recorded an adjustment relating to a change in the income tax rate for one of its foreign jurisdictions. The adjustment resulted in an additional net income of $2.4 million in that quarter.

[3]

In February 2008, Tessera completed its acquisition of FotoNation, Inc., a Delaware corporation, a leading provider of embedded imaging solutions for digital still camera and mobile phone applications.

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

Tessera’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Tessera’s management, we determined that Tessera’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of Tessera’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, Tessera’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers” and “Election of Directors” contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2009 (“Proxy Statement”).

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

The information required by this Item 11 is incorporated by reference from the information under the captions “Election of Directors,” “Compensation Discussion and Analysis,” and “Compensation of Executive Officers” in the Proxy Statement.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tessera Technologies, Inc and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February, 26 2009

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$87,890	$207,158
Short-term investments	188,610	82,566
Accounts receivable, net of allowance for doubtful accounts of $60 and $60	14,724	13,464
Inventories	1,534	1,817
Short-term deferred tax assets	2,409	5,291
Other current assets	8,220	3,544

Total current assets	303,387	313,840
Property and equipment, net	36,984	29,443
Intangible assets, net	71,312	51,336
Goodwill	40,444	35,489
Long-term deferred tax assets	19,756	12,937
Long-term investments	22,134	—
Other assets	7,572	1,391

Total assets	$501,589	$444,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,924	$2,301
Accrued legal fees	13,945	4,789
Accrued liabilities	17,747	9,532
Deferred revenue	6,085	469
Income tax payable	1,385	1,274

Total current liabilities	42,086	18,365
Long-term deferred tax liabilities	8,991	7,747
Other long-term liabilities	3,608	—

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 49,132 and 48,570 shares issued, respectively, and 48,487 and 48,555 shares outstanding, respectively	49	48
Additional paid-in capital	347,568	313,387
Treasury stock at cost: 645 and 15 shares of common stock, respectively	(10,505)	(544)
Accumulated other comprehensive loss	(777)	(494)
Retained earnings	110,569	105,927

Total stockholders’ equity	446,904	418,324

Total liabilities and stockholders’ equity	$501,589	$444,436

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Royalty and license fees	$220,252	$161,045	$105,622
Past production payments	170	—	77,116
Product and service revenues	27,869	34,643	25,988

Total revenues	248,291	195,688	208,726

Operating expenses:
Cost of revenues	16,746	17,708	19,359
Research, development and other related costs	61,599	37,526	20,063
Selling, general and administrative	69,539	51,988	41,677
Litigation expense	84,308	22,326	28,632

Total operating expenses	232,192	129,548	109,731

Operating income	16,099	66,140	98,995
Other income and expense, net	3,087	11,941	6,499

Income before taxes	19,186	78,081	105,494
Provision for income taxes	14,544	32,943	44,143

Net income	$4,642	$45,138	$61,351

Basic and diluted net income per share:
Net income per share—basic	$0.10	$0.95	$1.33

Net income per share—diluted	$0.10	$0.93	$1.27

Weighted average number of shares used in per share calculations—basic	47,963	47,566	46,102

Weighted average number of shares used in per share calculations—diluted	48,358	48,637	48,385

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-based Compensation	Accumulated Income (Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2005	45,125	$45	$182,720	$—	$(2,245)	$(562)	$—	$179,958

Comprehensive Income
Net income	—	—	—	—	—	61,351	—	61,351
Total comprehensive income, net	—	—	—	—	—	—	—	61,351
Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(2,245)	—	2,245	—	—	—
Issuance of common stock in connection with exercise of stock options	1,685	2	10,152	—	—	—	—	10,154
Issuance of common stock in connection with employee common stock purchase plan	73	—	1,203	—	—	—	—	1,203
Issuance of restricted stock	331	—		—	—	—	—	—
Stock-based compensation	—	—	15,368	—	—	—	—	15,368
Tax benefits in connection with stock options	—	—	37,821	—	—	—	—	37,821

Balance at December 31, 2006	47,214	$47	$245,019	$—	$—	$60,789	$—	$305,855

Comprehensive Income
Net income	—	—	—	—	—	45,138	—	45,138
Change in unrealized losses on short-term investments, net of tax	—	—	—	—	—	—	(494)	(494)
Total comprehensive income, net								44,644
Issuance of common stock in connection with exercise of stock options	1,145	1	18,584	—	—	—	—	18,585
Issuance of common stock in connection with employee common stock purchase plan	75	—	2,039	—	—	—	—	2,039
Issuance of restricted stock, net of shares cancelled	136	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,099	—	—	—	—	18,099
Tax benefits in connection with stock options	—	—	29,646	—	—	—	—	29,646
Repurchase of common stock	(15)	—	—	(544)	—	—	—	(544)

Balance at December 31, 2007	48,555	$48	$313,387	$(544)	$—	$105,927	$(494)	$418,324

Comprehensive Income
Net income	—	—	—	—	—	4,642	—	4,642
Change in unrealized losses on short-term investments, net of tax	—	—	—	—	—	—	(283)	(283)
Total comprehensive income, net								4,359
Issuance of common stock in connection with exercise of stock options	196	1	1,777	—	—	—	—	1,778
Issuance of common stock in connection with employee common stock purchase plan	125	—	2,467	—	—	—	—	2,467
Issuance of restricted stock, net of shares cancelled	241	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,136	—	—	—	—	24,136
Tax benefits in connection with stock options	—	—	5,801	—	—	—	—	5,801
Repurchase of common stock	(630)	—	—	(9,961)	—	—	—	(9,961)

Balance at December 31, 2008	48,487	$49	$347,568	$(10,505)	$—	$110,569	$(777)	$446,904

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$4,642	$45,138	$61,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,717	6,643	5,121
Amortization of intangible assets	11,074	6,967	2,128
In-process research and development	2,500	—	—
Impairment on minority equity investment	1,800	—	—
Impairment on long-term investments and assets, net of gain	1,500	—	—
Loss on property and equipment and lease impairment	1,627	9	228
Stock-based compensation	24,136	18,099	15,368
Tax benefits from employee stock option plan	5,801	29,646	37,821
Excess tax benefit from stock-based compensation	(7,134)	(23,291)	(32,267)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	938	(6,681)	828
Inventories	283	(269)	1,337
Deferred income tax, net	(2,359)	(4,522)	152
Other assets	(2,882)	8,943	(12,667)
Accounts payable	360	(1,594)	287
Accrued legal fees	9,156	1,623	220
Accrued liabilities	4,671	2,182	(711)
Deferred revenue	5,616	(177)	316
Income tax payable	(944)	898	17

Net cash provided by operating activities	68,502	83,614	79,529

Cash flows from investing activities:
Purchases of property and equipment	(14,196)	(11,403)	(3,048)
Proceeds from sale of property and equipment	216	12	14
Purchases of short-term and long-term available-for-sale investments	(425,523)	(167,386)	—
Proceeds from maturities and sales of short-term and long-term available-for-sale investments	291,081	84,325	—
Purchase of minority equity investment	(4,200)	—	—
Purchases of intangible assets	(5,550)	—	—
Acquisitions, net of cash acquired	(31,016)	(19,450)	(53,637)

Net cash used in investing activities	(189,188)	(113,902)	(56,671)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	7,134	23,291	32,267
Proceeds from exercise of stock options	1,778	18,584	10,154
Proceeds from employee stock purchase program	2,467	2,039	1,203
Repurchase of common stock	(9,961)	(544)	—

Net cash provided by financing activities	1,418	43,370	43,624

Net increase (decrease) in cash and cash equivalents	(119,268)	13,082	66,482
Cash and cash equivalents at beginning of period	207,158	194,076	127,594

Cash and cash equivalents at end of period	$87,890	$207,158	$194,076

Supplemental disclosure of cash flow information:
Income taxes paid	$11,962	$6,642	$5,008

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”), is a technology innovator that develops and delivers miniaturization solutions that transform wireless, computing, and consumer electronic products. The consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employed a four-week, four-week, five-week reporting period. For quarterly reporting after December 31, 2008, the Company will employ a calendar-end reporting period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Operations. These reclassifications did not impact any prior amounts reported that are related to condensed consolidated financial position, results of operations or cash flows.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of current and deferred income tax assets and liabilities, the valuation of inventory, the assessment of recoverability of long-lived assets, the assessment of unrecognized tax benefits and the valuation and recognition of stock-based compensation, among others. Actual results experienced by the Company may differ from management’s estimates.

Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company carries marketable securities at fair value and discloses fair value measurements in accordance with SFAS No. 157.

Investments with original maturities at the date of purchase greater than three months and remaining maturities less than 12 months from the balance sheet date are classified as short-term investments. Investments with original maturities at the date of purchase greater than 12 months as well as securities estimated to lack an active market for a period greater than 12 months are classified as long-term investments. Investments consist primarily of corporate and tax-exempt commercial paper, corporate bonds and notes, government agency notes, variable rate demand notes, municipal bonds and notes, auction rate municipal bonds (“ARS”) and asset-backed securities, including mortgage-backed securities (collectively “ABS”).

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s cash equivalents, short-term and long-term investments are classified as available-for-sale, except for ARS which are classified as trading, and are reported at fair value at the valuation date. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest, dividends, realized gains or losses and impairment charges on securities are included in other income and expense, net.

The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the quality rating of the investments as investment grade, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. A loss is recognized in other income and expense, net, when it is determined that an other-than-temporary decline in fair value has occurred.

See Note 5—”Financial Instruments” and Note 6—“Fair Value” for additional disclosures.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term and long-term investments and accounts receivable. The Company follows a corporate investment policy which sets credit and concentration limits and the composition, market risk and maturities of these investments are regularly monitored by management. The Company believes that the concentration of credit risk in its accounts receivables is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

At December 31, 2008, the Company’s concentration of accounts receivable was with two customers representing 27% and 10%, respectively, of aggregate gross trade receivables and at December 31, 2007, three customers representing 34%, 11% and 10%, respectively, of aggregate gross trade receivables.

The number of customers that accounted for over 10% of revenue for the years ended December 31, 2008, 2007 and 2006 were two, two and two, respectively.

The following table sets forth sales to customers comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2008	2007		2006
Customer A	17%	*	%	*	%
Customer B	11	11		21
Customer C	*	12		*
Customer D	*	*		15

*	denotes sales comprising less than 10% of total revenues.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Inventories

Inventories are stated at lower of cost or market using the first-in, first-out method. The Company evaluates inventory levels quarterly against sales forecasts to evaluate its overall inventory risk. Inventory is determined to be saleable based on a sales forecast within a specific time period, generally for a period not to exceed one year.

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Equipment held under capital lease is stated at the fair market value of the related asset at the time of lease origination and is amortized on a straight-line basis over the term of the lease. The Company held no significant equipment under capital lease agreements in the periods presented. Repair and maintenance costs are charged to expense as incurred.

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

Impairment of long-lived assets

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company recognizes impairment if the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment in value of its long- lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include operating losses, significant negative industry trends, significant underutilization of the assets and significant changes in how it uses the assets or its plans for its use. No impairment losses were incurred in the periods presented.

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

The Company evaluates the recoverability of goodwill during the fourth quarter, annually or more frequently whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Factors that may be considered a change in circumstances indicating that the carrying value of the Company’s goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, slower

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

growth rates in the Company’s industry or slower than anticipated adoption of the Company’s products by its customers. The Company utilizes a two-step process to evaluate impairment. The first step requires the Company to compare the fair value of each reporting unit to its carrying value including allocated goodwill, if any. The Company determines the fair value of its reporting units first based on management estimates of future cash flows. If the amount of the total estimated future cash flows is greater than the carrying value, the Company determines the fair value of each reporting unit using the discounted estimated cash flow and market-multiple methodologies based on assumptions about future conditions such as future gross margins, operating expenses, discount rates and other assumptions. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No goodwill impairment was recorded for the periods presented.

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

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” AICPA Statement of Position 97-2, “Software Revenue Recognition,” and any applicable amendments or modifications, and Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” The Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

from the licensees, the Company recognizes royalty revenues on a one-quarter lag. The Company also completes compliance audits of licensees to independently verify the accuracy of the information contained in the licensees’ royalty reports.

While the majority of the Company’s revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. The non-standard significant business terms and conditions are included in certain software and license agreements and are related to payment terms. The Company provides payment terms to customers dependant upon their financial strength, credit worthiness and the Company’s collection experience with the customer. If the Company provides extended payment terms beyond these standard terms, revenue is deferred until payment is due and collectability is probable and/or reasonably assured based on customer credit worthiness and past history of collection. When collectability is not considered probable, revenue is deferred until collection.

In addition, the Company may enter into certain sales transactions that involve multiple element arrangements such as software licenses, design and technical services with no rights of return. If the Company can objectively determine the fair value of each element, revenue is allocated based on the residual method where the fair value of any undelivered elements is deferred, and recognized upon delivery or over the period in which the service is performed. If the Company cannot objectively determine the fair value of any undelivered elements included in a multiple-element arrangement, revenue is deferred until all elements are delivered and/or services have been performed, or until the Company can objectively determine the fair value of all remaining undelivered elements.

The Company has entered into arrangements to purchase goods and/or services from customers where the Company (i) provides marketing incentives to a customer in exchange for the customer’s marketing effort to promote the Company’s technologies, (ii) utilizes a customer to perform product development and research services and (iii) purchases goods from customers through standard business operations. If the Company cannot objectively determine the fair value of the benefits derived from these services and if such services cannot be separated from the underlying technologies licensed, such services are reflected as a reduction of revenue in the Company’s consolidated statement of operations.

Past production payments

Past production payment revenues are royalty payments for the use of the Company’s technology or intellectual property in the past by new licensees that make such payments as part of a settlement of a patent infringement dispute. Past production payment revenues typically relate to previous periods and are based on historical production volumes.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Indemnification

The Company provides indemnifications of varying scopes to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s technologies. Under SFAS No. 5, “Accounting for Contingencies,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company evaluates estimated losses for such indemnifications. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been files against the Company and, as a result, no liability has been recorded in the Company’s financial statements.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has Directors’ and Officers’ Liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Research, development and other related costs

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets CSP, multi-chip, wafer-level packaging and smart optics technologies. All research, development and other related costs are expensed as incurred. The Company believes that a significant level of research, development and other related costs will be required to remain competitive in the future. The Company has increased research and development personnel to 281 at December 31, 2008 from 190 at December 31, 2007 .

Advertising

Advertising costs are expensed as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were $106,000, $82,000 and $626,000 for years ended December 31, 2008, 2007 and 2006, respectively.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which it believes are representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

estimate, the stock-based compensation expense could be significantly different from what was recorded in the current period. See Note 14—“Stock-based Compensation” for additional detail.

The Company has elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock awards on other tax attributes, such as the research tax credit, through the income statement.

Income taxes

Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities.

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits, and deductions and in the calculation of certain tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The Company believes that a substantial majority of the deferred tax assets recorded on its consolidated balance sheets will ultimately be recovered. However, should there be a change in the Company’s ability to recover its deferred tax assets, the tax provision would increase in the period in which it is determined that the recovery was not probable.

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the estimate of whether, and the extent to which, additional tax payments are probable. If the Company ultimately determines that payment of these amounts is unnecessary, the liability is reversed and a tax benefit is recognized during the period in which it is determined that the liability is no longer necessary. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the signing of a final settlement agreement with the relative tax authority. The Company records an additional charge in the provision for taxes in the period in which it is determined that the recorded tax liability is less than the expected ultimate assessment.

On January 1, 2007, the Company accounted for uncertain tax positions in accordance with FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. The Company adopted a policy to classify accrued interest and penalties as part of the accrued FIN 48 liability in the provision for income taxes.

See Note 13—“Income Taxes” for additional detail.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued Staff Position (“FSP”) FAS No. 157-2 which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS No. 157 for fiscal year 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2. See Note 6—”Fair Value” for information and related disclosures regarding the Company’s fair value measurements.

In October 2008, the FASB issued FSP FAS 157-3 (“FSP FAS No. 157-3”) “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective immediately for all periods presented in accordance with SFAS No. 157. The adoption of FSP FAS No. 157-3 did not have a significant impact on the Company’s consolidated financial statements or the fair values of its financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2007. The Company adopted SFAS No. 159 for fiscal year 2008 and elected to apply the fair value option to one class of financial instruments.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on its current operations, the Company does not expect that the adoption of FSP FAS No. 142-3 will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” The objective of SFAS No. 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue after the effective date.

In December 2007, the FASB issued Statement No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 will not have an impact on the Company.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable consisted of the following (in thousands):

	December 31,
	2008	2007
Trade and other receivables	$13,304	$12,024
Related party receivable (see Note 16 for details)	1,480	1,500
Allowance for doubtful accounts	(60)	(60)

	$14,724	$13,464

Inventories consisted of the following (in thousands):

	2008	2007
Raw materials	$369	$454
Work in process	677	412
Finished goods	488	951

	$1,534	$1,817

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Furniture and equipment	$39,160	$30,941
Land and buildings	15,628	15,151
Leasehold improvements	4,142	3,343

	58,930	49,435
Less: Accumulated depreciation and amortization	(21,946)	(19,992)

	$36,984	$29,443

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006, amounted to $7.7 million, $6.6 million and $5.1 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Employee compensation and benefits	$10,435	$7,538
Other	7,312	1,994

	$17,747	$9,532

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2008	2007
Net unrealized losses on short-term and long-term investments, net of tax	$777	$494

Accumulated other comprehensive loss	$777	$494

NOTE 5 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at December 31, 2008 and 2007 (in thousands):

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Commercial paper	$25,350	$33	$—	$25,383
Money market mutual funds	41,680	—	—	41,680
Corporate bonds and notes	27,247	60	(660)	26,647
Government agency notes	23,342	195	—	23,537
Variable rate demand notes	20,825	—	—	20,825
Municipal bonds and notes	115,371	357	(6)	115,722
Asset-backed securities	6,070	—	(1,284)	4,786

Total available-for-sale securities	259,885	645	(1,950)	258,580
Trading securities
Auction rate municipal bonds	17,348	—	—	17,348

Total marketable securities	$277,233	$645	$(1,950)	$275,928

Reported in:
Cash and cash equivalents				$65,184
Short-term investments				188,610
Long-term investments				22,134

Total marketable securities				$275,928

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Commercial paper	$80,910	$18	$(200)	$80,728
Money market mutual funds	142,781	—	—	142,781
Asset-backed securities	17,923	—	(312)	17,611
Auction rate municipal bonds	27,800	—	—	27,800

Total marketable securities	$269,414	$18	$(512)	$268,920

Reported in:
Cash and cash equivalents				$186,354
Short-term investments				82,566

Total marketable securities				$268,920

At December 31, 2008 and December 31, 2007, the Company had $22.1 million and $45.4 million, respectively, of ARS and ABS recorded at fair value. The original cost for these securities was $28.9 million and $45.7 million, respectively. Prior to the first quarter of 2008, ARS and ABS investments were presented as current assets under short-term investments based on their expected maturities. Given the lack of active markets for these investments, the entire amount of the Company’s ARS and ABS holdings, have been reclassified from short-term investments to long-term investments. Due to the lack of observable market quotes on the Company’s ARS and ABS investments, the Company utilizes valuation models that rely exclusively on unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

In November 2008, the Company entered into an agreement with UBS which granted the Company and UBS various rights (the “Rights”), including the right to permit the Company to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by the Company. The Company has elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of SFAS No. 159, at fair value. Upon acceptance of the Rights, the Company recorded $4.0 million for the fair value of the Rights in other assets with an offsetting credit to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, the Company reclassified the ARS investments from available-for-sale to trading in accordance with SFAS 115, “Accounting for Certain Debt and Equity Investments,” to reflect its intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are to be recorded in current period earnings. Accordingly, the Company recorded $4.0 million of unrealized losses related to the ARS investments to other income and expense, net, for the year ended December 31, 2008. The fair value of the Rights was based on the Company’s expected value to be received from UBS which was the difference between par value of the ARS less anticipated losses, as of December 31, 2008. This value was discounted by using UBS’s credit default swap rate to account for the counterparty risk. The Company expects that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

Based upon an analysis of market and other factors, ABS with an original par value of $2.9 million were written-down to an estimated fair value of $1.4 million as of December 31, 2008 as the decline in value of these certain investments were determined to be other-than-temporary. The Company recorded impairment charges that decreased pre-tax income by $1.5 million for the year ended December 31, 2008. Unrealized losses of

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

$0.8 million, net of tax, as of the year ended December 31, 2008, related to a temporary decline in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because the Company has the ability and intent to hold the temporarily impaired investments to allow for recovery, and continues to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired as of December 31, 2008.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale and trading securities which have been in a continuous unrealized loss position, at December 31, 2008 and 2007, aggregated by investment category and length of time:

December 31, 2008	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$10,401	$(623)	$7,645	$(37)	$18,046	$(660)
Municipal bonds and notes	—	—	13,582	(6)	13,582	(6)
Asset-backed securities	3,512	(1,145)	1,273	(139)	4,785	(1,284)
Auction rate municipal bonds	—	—	17,348	—	17,348	—

Total	$13,913	$(1,768)	$39,848	$(182)	$53,761	$(1,950)

December 31, 2007	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$80,910	$(200)	$—	$—	$80,910	$(200)
Asset-backed securities	17,923	(312)	—	—	17,923	(312)

Total	$98,833	$(512)	$—	$—	$98,833	$(512)

The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2008, 2007 and 2006.

The estimated fair value of marketable securities, excluding asset-backed securities which do not have a single maturity date, at December 31, 2008, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in less than one year	$242,792
Due in greater than one year	28,350

Total	$271,142

In the second quarter of 2008, the Company invested $4.2 million in a minority equity investment that is accounted for under the cost method. For the year ended December 31, 2008 the Company has recorded a total impairment charge of $1.8 million to other income and expense, net.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 6 – FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The Company measures its marketable securities at fair value and discloses fair value measurements in accordance with SFAS No. 157. The Company has elected to record the Rights related to the ARS invested with UBS, discussed further in Note 5—“Financial Instruments,” at fair value under the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale and trading securities	$275,928	$43,742	$210,052	$22,134
Rights related to UBS agreement	3,952			3,952

Total Assets	$279,880	$43,742	$210,052	$26,086

Amounts included in:
Cash and cash equivalents	$65,184	$43,742	$21,442	$—
Short-term investments	188,610	—	188,610	—
Long-term investments	22,134	—	—	22,134
Other assets	3,952	—	—	3,952

Total	$279,880	$43,742	$210,052	$26,086

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

	Rights (Level 3)	Available-for-sale and trading securities (Level 3)
Balance at December 31, 2007	$—	$17,611
Purchases, sales, issuances and settlements, net	—	(16,854)
Total gains or losses (realized and unrealized):
Included in earnings	—	(5,452)
Included in other comprehensive income	—	(971)
Issuance of the Rights related to UBS agreement	3,952	—
Transfers in/(out) of Level 3	—	27,800

Balance at December 31, 2008	$3,952	$22,134

NOTE 7 – BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Business Combinations

FotoNation, Inc.

In February 2008, Tessera completed its acquisition of FotoNation, Inc. (“FotoNation”), a Delaware corporation and a leading provider of embedded imaging solutions for digital still camera and mobile phone applications. As a result of the acquisition, FotoNation became a wholly owned subsidiary of the Company. The Company accounted for the acquisition using the purchase method of accounting, with the results of the acquired entity included in the Intellectual Property segment as of the acquisition date. The acquisition of FotoNation enables the Company to expand its imaging and optics technologies, complementing its acquisition of Shellcase Ltd. in 2005, Digital Optics in 2006 and Eyesquad in 2007. This contributed to a purchase price in excess of the fair value of the underlying net tangible liabilities and intangible assets acquired from FotoNation and, as a result, the Company has recorded goodwill in connection with this transaction.

The net purchase consideration of $33.9 million included a cash payment of $34.0 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $1.0 million, net of a repayment from the shareholders due to non-achievement of certain milestones for $1.1 million. In addition to the cash consideration, the merger agreement also provides for up to $10.0 million of additional cash consideration, contingent upon achievement of certain milestones evaluated at the end of fourteen months from the date of acquisition in February 2008. The purchase price includes $2.9 million of cash acquired. Of the purchase consideration, $8.9 million is held in escrow as of December 31, 2008, and is subject to forfeiture to satisfy the indemnification obligations, if any, of the former stockholders of FotoNation. The escrow will expire in February 2010.

Purchase price allocation

In accordance with SFAS No. 141, “Business Combinations,” the purchase price of the acquisition is approximately $33.9 million, which has been determined as follows (in thousands):

Cash	$34,000
Less: return of escrow	1,110
Plus: transaction costs	1,013

Total purchase price	$33,903

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Based upon the fair values acquired, the purchase price allocation is as follows (in thousands):

	Amount	Estimated Useful Life (Years)
Net tangible liabilities:
Current assets	$6,486	N/A
Property and equipment, net	465	39
Other assets	223	N/A
Current liabilities	(1,367)	N/A
Income tax payable and other tax liabilities	(2,233)	N/A
Deferred tax liabilities, net	(2,348)	N/A

	1,226
Identified intangible assets:
Existing technology	12,000	6-8
Patents/core technology	4,600	7
Customer contracts and related relationships	8,600	9
Trade name/trademark	300	4
In-process research and development	2,500	N/A
Goodwill	4,677	N/A

	32,677

Total purchase price	$33,903

Approximately $1.2 million of the purchase price has been allocated to acquired net tangible assets consisting of accounts receivable, property and equipment, income tax payable and various assumed assets and liabilities. Approximately $25.5 million has been allocated to amortizable intangible assets acquired. A net deferred tax liability of $2.3 million was included in the allocation of the purchase price which primarily arises from the difference between the fair value of intangible assets and the foreign subsidiary’s tax basis on these assets.

The Company recorded a charge of $2.5 million related to acquired in-process research and development (“IPR&D”) associated with the acquisition of FotoNation in the first quarter of 2008. The fair value of IPR&D was expensed because technological feasibility had not been established and no future alternative uses existed as of the date of the acquisition. The fair value of technology under development was determined using the income approach, which calculates the sum of the discounted future cash flows using discount rates ranging from 26% to 28%, which were derived from a weighted-average rate of return of invested capital, adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion at the acquisition date for these projects ranged from 32% to 68% which was determined by identifying the research and development expenses invested in the projects as a percentage of the total estimated development costs required to bring the projects to technical and commercial feasibility. These projects are expected to be completed by 2010.

Pro forma results of operations have not been presented because the impact of the acquisition on prior period results was not considered material.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Digital Optics Corporation

In July 2006, Tessera completed its acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation and a leader in the development and design of micro-optics solutions. In March 2007, the legal name of Digital Optics was changed to Tessera North America, Inc. The Digital Optics personnel and key technology became components in Tessera’s development of low-cost, miniaturized imaging solutions for high-volume consumer optics applications, such as camera phones, next-generation DVD players and automotive applications. Tessera acquired Digital Optics with the intent of furthering its core manufacturing business and of extending its technology and intellectual property in building a larger technology-licensing business in micro-optics for the consumer optics industry. These factors contributed to a purchase price in excess of the fair value of the underlying net tangible and intangible assets acquired from Digital Optics and, as a result, the Company has recorded goodwill in connection with this transaction.

Under the terms of the agreement, Digital Optics became a wholly owned subsidiary of Tessera in a transaction accounted for using the purchase accounting method. The purchase price of $59.8 million includes cash of $58.6 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $1.2 million. In allocating the purchase price based on fair values, the Company recorded $31.7 million in net tangible assets, consisting of inventory, property and equipment and various assumed assets and liabilities, $16.9 million in identified intangible assets and $11.6 million in goodwill. There was no acquired in-process research and development.

Pro forma results of operations have not been presented because the impact of the acquisition on prior period results was not considered material.

Asset Acquisitions

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

when the amount paid exceeds the tax basis of the asset on the acquisition date. In accordance with EITF 98-11, the amounts assigned to the intangible assets and the related deferred tax liability of $11.4 million were determined using the simultaneous equations method.

North Corporation

In May 2005, Tessera entered into a number of agreements with North Corporation (“North”), which included the acquisition of ownership of all U.S. patents and patent applications filed by North, joint ownership of patents and applications filed in other jurisdictions and the right to sublicense certain other patents owned by North, for approximately $6.1 million. Tessera has recorded these patents and license rights as identified intangible assets, and is amortizing them over their respective useful lives, which is estimated at 15 years.

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

NOTE 8 – GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The allocation of goodwill to segments and the changes to the carrying value from January 1, 2007 through December 31, 2008 is reflected below (in thousands):

	Intellectual Property	Product and Service	Total
January 1, 2007	$24,196	$11,229	$35,425
Goodwill adjustments	—	64	64

December 31, 2007	$24,196	$11,293	$35,489
Goodwill adjustments through the FotoNation acquisition	4,677	—	4,677
Goodwill adjustments	—	278	278

December 31, 2008	$28,873	$11,571	$40,444

Identified intangible assets consisted of the following (in thousands):

		December 31, 2008			December 31, 2007
	Average Life	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(Years)
Acquired patents	7-15	$24,736	$(4,422)	$20,314	$14,586	$(2,184)	$12,402
Existing technology	5-10	51,161	(11,683)	39,478	39,161	(5,331)	33,830
Trade name	4-10	3,620	(881)	2,739	3,320	(483)	2,837
Customer contracts	4-9	10,500	(1,984)	8,516	1,900	(673)	1,227
Non-competition agreements	2	1,400	(1,296)	104	1,400	(596)	804
Assembled workforce	4	300	(139)	161	300	(64)	236

		$91,717	$(20,405)	$71,312	$60,667	$(9,331)	$51,336

Amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $11.1 million, $7.0 million and $2.1, respectively.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 31, 2008, the estimated future amortization expense of intangible assets is as follows (in thousands):

2009	$11,253
2010	10,951
2011	10,602
2012	10,125
2013	9,470
Thereafter	18,911

$71,312

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net income	$4,642	$45,138	$61,351
Denominator:
Weighted average common shares outstanding	48,283	47,873	46,455
Less: Unvested common shares subject to repurchase	(320)	(307)	(353)

Total shares—basic	47,963	47,566	46,102
Effect of dilutive securities
Stock awards and warrants	322	966	1,930
Restricted stock	73	105	353

Total shares—diluted	48,358	48,637	48,385

Net income per common share—basic	$0.10	$0.95	$1.33

Net income per common share—diluted	$0.10	$0.93	$1.27

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

For the year ended December 31, 2008, approximately 4,079,000 shares to purchase common stock were excluded from the computation of diluted net income per share as they were anti-dilutive. For the years ended December 31, 2007 and 2006, a total of 1,383,000 and 1,757,000 shares to purchase common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. For the year ended December 31, 2008, the Company repurchased 630,000 shares of common stock at an average price of $15.78 per share for a total cost of $10.0 million under the plan. As of December 31, 2008, the Company has repurchased a total of 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under this plan. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2008, the total amount available for repurchase was $89.5 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Preferred stock

In August 2003, the Company’s stockholders approved an amendment and restatement of the Company’s Restated Certificate of Incorporation. Under the Restated Certificate of Incorporation, the Company authorizes 10,000,000 shares of $0.001 par value preferred stock. There were no shares of preferred stock issued as of December 31, 2008.

Preferred and common stock warrants

On May 5, 1999, the Company issued a warrant to purchase 21,588 shares of Series C Preferred Stock at an exercise price of $7.50 per share, in connection with an existing lease arrangement. The warrant expires the earlier of May 2009 or 5 years following a qualified public offering. Upon completion of the initial public offering on November 13, 2003, this warrant converted into a common stock warrant. During the secondary public offering in 2004, 21,290 shares were exercised. As of December 31, 2008, 298 shares were exercisable.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of December 31, 2008, there were no shares reserved for grant under these plans.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 31, 2008, only the cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the board of directors adopted and the Company stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options and restricted stock awards granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and restricted stock units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. As of December 31, 2008, there were 2,903,000 shares reserved for grant under this plan.

A summary of the activity is presented below (in thousands, except years and per share amounts):

		Shares Outstanding
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	4,780	$15.22
Options granted	1,265	26.57
Options exercised	(1,685)	6.03
Option forfeited/expired	(172)	17.77

Balance at December 31, 2006	4,188	$22.25
Options granted	1,142	37.89
Options exercised	(1,145)	16.22
Options forfeited/expired	(391)	26.76

Balance at December 31, 2007	3,794	$28.31
Options granted	3,365	19.12
Options exercised	(196)	9.08
Options forfeited/expired	(184)	30.26

Options outstanding at December 31, 2008	6,779	$24.25	7.97	$2,510

Vested and expected to vest at December 31, 2008	6,521	$24.35	7.92	$2,506

Exercisable at December 31, 2008	2,602	$26.13	6.39	$2,231

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2008 (number of shares in thousands, except years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.85 - $17.36	1,849	8.49	$14.69	432	$ 8.83
$17.75 - $19.75	2,151	8.42	19.10	639	18.67
$19.79 - $36.02	1,397	6.64	30.90	895	31.08
$36.30 - $43.76	1,367	7.91	38.26	621	38.26
$44.27 - $44.27	15	8.38	44.27	15	44.27

$0.85 - $44.27	6,779	7.97	$24.25	2,602	$26.13

Restricted Stock Awards

Information with respect to outstanding restricted stock awards as of December 31, 2008 is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted average grant-date fair value per share
Unvested at December 31, 2006	353	$32.46
Awards granted	237	38.59
Awards vested	(92)	33.32
Awards cancelled/forfeited	(64)	33.90

Unvested at December 31, 2007	434	$35.41
Awards granted	723	27.47
Awards vested	(193)	33.59
Awards cancelled/forfeited	(39)	27.96

Unvested at December 31, 2008	925	$29.91

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

As of December 31, 2008, there were 624,000 shares reserved for grant under the ESPP.

NOTE 11 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation expense for the year ended December 31, 2008 and 2007 is as follows (in thousands):

	December 31,
	2008	2007
Cost of revenues	$443	$2,200
Research, development and other related costs	8,473	2,629
Selling, general & administrative	15,220	13,270

Total stock-based compensation	$24,136	$18,099
Tax effect on stock-based compensation expense	(6,085)	(5,380)

Net effect on net income	$18,051	$12,719

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The stock-based compensation expense categorized by various equity components for the year ended December 31, 2008 and 2007 is summarized in the table below (in thousands):

	December 31,
	2008	2007
Employee stock options	$13,736	$12,764
Restricted stock	8,953	4,618
Employee stock purchase plan	1,447	717

Total stock-based compensation expense	$24,136	$18,099

During the years ended December 31, 2008, 2007 and 2006, the Company granted 3,365,000, 1,142,000 and 1,265,000 shares of stock options, respectively. The 2008, 2007 and 2006 estimated per share fair value of those grants is $9.62, $13.49 and $15.75, respectively, before estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $15.6 million, $18.4 million and $12.2 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2008, 2007 and 2006 was $6.5 million, $3.1 million and $1.1 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $5.4 million, $29.1 million and $45.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2008, the unrecognized stock-based compensation balance after estimated forfeitures related to stock options was $39.8 million to be recognized over an estimated weighted average amortization period of 3.1 years and $20.8 million related to restricted stock awards, including performance-based awards, to be recognized over an estimated weighted average amortization period of 2.5 years. As of December 31, 2007, the unrecognized stock-based compensation balance related to stock options was $22.6 million after estimated forfeitures and $11.8 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 2.5 and 2.7 years, respectively.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of stock-based awards. The fair value of each option grant is determined on the date of grant and the expense is recorded on a straight-line basis. The assumptions used in the model include expected life, volatility, risk-free interest rate, and dividend yield. The Company’s determinations of these assumptions are outlined below.

Expected life – The expected life assumption is based on analysis of the Company’s historical employee exercise patterns. The expected life of options granted under the ESPP represents the amount of time remaining in the 24-month offering period ranging from 0.5 to 2 years.

Volatility – Volatility is calculated using the historical volatility of the Company’s common stock. Historical volatility of the Company’s common stock is also utilized for ESPP. Prior to 2008, volatility was calculated based on the blended volatility approach consisting of a combination of the Company’s historical volatility and volatility of industry peers for the period in which the Company’s stock was not publically traded.

Risk-free interest rate – The risk-free interest rate assumption is based on the U.S. Treasury rate for issues with remaining terms similar to the expected life of the options.

Dividend yield – The Company does not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In addition, the Company estimates forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The following assumptions were used to value the options granted:

	Years Ended December 31,
	2008	2007	2006
Expected life (years)	4.0	4.0	4.0
Risk-free interest rate	2.1 - 3.0%	3.9 - 4.4%	4.9%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	59.9 - 71.7%	28.4 - 46.8%	53.0%

The following assumptions have been used to value the ESPP shares:

	Years Ended December 31,
	2008	2007	2006
Expected life (years)	0.5 - 2.0	0.5 - 1.5	2.0
Risk-free interest rate	1.9 - 5.1%	4.5 - 5.2%	4.9%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	34.1 - 117.1%	31.8 - 39.0%	41.5%

For the years ended December 31, 2008, 2007 and 2006, an aggregate of 125,000, 75,000 and 73,000 common shares, respectively, were purchased pursuant to the ESPP.

Modifications

From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. As a result of modifications related to former employees, the Company incurred stock-based compensation expense of $794,000, $3.1 million and zero for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 12 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contribution under the 401(k) plan. During the years ended December 31, 2008, 2007 and 2006, the Company contributed approximately $1.1 million, $547,000 and $273,000, respectively, to the Plan.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 13 – INCOME TAXES

Income before income taxes, which includes income from foreign operations, was $19.2 million, $78.1 million and $105.5 million for fiscal 2008, 2007 and 2006, respectively.

The provision for income taxes consisted of the following (in thousands):

	2008	2007	2006
Current:
United States federal	$11,655	$25,561	$30,951
Foreign	7,806	6,715	4,557
State and local	983	6,572	7,614

Total current	20,444	38,848	43,122

Deferred:
United States federal	(3,435)	(2,061)	652
Foreign	(1,943)	(3,641)	—
State and local	(522)	(203)	369

Total deferred	(5,900)	(5,905)	1,021

Provision for income taxes	$14,544	$32,943	$44,143

As of December 31, 2008, the Company had deferred tax assets of $22.6 million, net of a tax valuation allowance of $3.2 million related to a foreign jurisdiction that the Company believes to be more likely than not realizable. During 2008, the deferred tax assets increased from approximately $18.2 million to $22.6 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	$11,561	$12,600
Research tax credit	567	567
Expenses not currently deductible	13,018	6,100
Capitalized research and development costs	97	244
Unrealized loss on marketable securities	529	—

Gross deferred tax assets	25,772	19,511
Valuation allowance	(3,217)	(1,283)

Net deferred tax assets	$22,555	$18,228

Deferred tax liabilities
Acquired intangible assets, foreign	$(9,382)	$(7,747)

Total deferred tax liabilities	$(9,382)	$(7,747)

Net deferred tax assets	$13,173	$10,481

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2008	2007	2006
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	2.4	5.4	5.6
Stock-based compensation	15.0	1.5	1.6
Foreign tax credit and other	(40.9)	(8.7)	(7.1)
Foreign withholding tax	36.1	8.6	4.3
Foreign losses not benefited	17.9	4.5	1.9
Foreign tax rate differential (1)	11.8	(3.0)	—
Others	(1.5)	(1.1)	0.5

Total	75.8%	42.2%	41.8%

(1)	During 2007, the Company recorded a reduction in deferred tax liabilities totaling $2.4 million, or tax rate effect of 3.0% when a foreign jurisdiction reduced its corporate tax rate.

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $25.6 million and state net operating loss carryforwards of approximately $14.1 million. All of the federal and state net operating loss carryforwards are carried over from the acquired entity, Digital Optics Corporation. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2015, and will continue to expire through 2024. In addition, the Company has research tax credit carryforwards of approximately $1.2 million for federal purposes, which will start to expire in 2013, and will continue to expire through 2024, and approximately $4.4 million for state purposes, which will not expire. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research tax credit carryforwards that can be utilized annually in the future to offset taxable income.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized an increase of approximately $3.2 million in the liability for unrecognized tax benefits and a decrease in the deferred tax asset of the same amount. Therefore upon implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007 opening balance of retained earnings. As of December 31, 2008, unrecognized tax benefits approximated $4.2 million, of which $2.5 million would affect the effective tax rate if recognized. Changes to unrecognized tax benefits that are reasonably possible in the next 12 months are not material as of December 31, 2008.

The reconciliation of unrecognized tax benefits for the year ended December 31, 2008 is as follows (in millions):

Total unrecognized tax benefits—January 1, 2008	$3.2
Gross increases and decreases due to tax positions taken in prior periods	(0.4)
Gross increases and decreases due to tax positions taken in the current period	1.4
Gross increases and decreases due to settlements or lapses in applicable statues of limitations	—

Total unrecognized tax benefits—December 31, 2008	$4.2

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company adopted a policy to classify accrued interest and penalties as part of the accrued FIN 48 liability in the provision for income taxes. For the year ended December 31, 2008, the Company recognized an immaterial amount of interest and penalties related to unrecognized tax benefits. At December 31, 2008, the 2004 through 2008 tax years were open and may be subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the above years may also be subject to examination. The Company is not currently under federal or state income tax examination. The Company is currently under a foreign tax examination in a foreign jurisdiction for the year 2007. Although the outcome of such examination is not known, it is not expected to be material to the Company’s financial condition, results of operations, or cash flows.

The accounting treatment related to certain unrecognized tax benefits from acquired companies will change when SFAS 141R, “Business Combination” becomes effective in the Company’s fiscal year 2009. At such time, any changes to the recognition or measurement of these unrecognized tax benefits will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price as an adjustment to goodwill.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. In addition, the Company has agreements containing non-cancelable, nonrefundable payment terms with third parties to purchase services. Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $3.5 million, $1.0 million and $0.7 million, respectively. As of December 31, 2008, future minimum lease payments and non-cancelable obligations are as follows (in thousands):

	Purchase obligations	Lease obligations	Total
2009	$2,964	$2,528	$5,492
2010	—	1,981	1,981
2011	—	1,757	1,757
2012	—	1,660	1,660
2013	—	1,719	1,719
Thereafter	—	3,338	3,338

	$2,964	$12,983	$15,947

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

A seven day hearing of the case began on March 31, 2008, and closing arguments occurred on June 10, 2008. The panel issued an Interim Award on October 21, 2008 and its Final Award on January 9, 2009, which required Amkor to pay Tessera a total of $60.6 million, plus additional interest at a 3% simple interest rate, for a total of $64.1 million, with $58.8 million due by February 8, 2009, and the remainder due by February 15, 2009. The Final Award also denied Amkor’s counter claims that the subject patents are invalid and unenforceable, and each side was ordered to bear its own attorneys’ fees and litigation costs and 50% of the total arbitration costs.

On January 26, 2009, Tessera filed a petition to confirm the Final Award in the Superior Court of the State of California for the County of San Francisco. The petition sought an order and judgment confirming the award, entry of judgment and damages against Amkor in the amounts set forth in the Final Award, Tessera’s attorneys’ fees and costs associated with seeking confirmation, and post-judgment interest at the rate of 10% per annum. The petition was set for hearing on March 9, 2009, but, based on Amkor’s payment of the arbitration award, has now been dismissed by Tessera.

On February 6, 2009, Tessera received $58.8 million from Amkor and an additional $5.3 million on February 13, 2009 for a total of $64.1 million.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The patents at issue in the arbitration were U.S. Patent No. 5,852,326, U.S. Patent No. 6,433,419, U.S. Patent No. 6,465,893, and U.S. Patent No. 5,679,977.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The five-day hearing began on July 14, 2008, and was completed on July 18, 2008. On October 16, 2008, Judge Essex issued an order extending the target date for completion of the investigation by the ITC from February 20, 2009 to April 3, 2009, and extended the target date for issuance of the final initial determination from October 20, 2008 to December 1, 2008.

On December 1, 2008, Judge Essex issued the Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond. He found that Tessera had established a domestic industry in the United States due to Tessera’s licensing program, that the asserted patents are valid, but that Tessera had failed to prove infringement of the asserted claims of the patents-in-suit.

On December 15, 2008, Tessera, certain Respondents, and the Staff filed petitions for review of the Initial Determination. The parties filed Replies to each others’ petitions for review on December 23, 2008.

On January 29, 2009, the Commission announced that it had decided to review the Initial Determination in part. Specifically, the Commission determined to review, among other issues, Judge Essex’s findings that the Respondents’ accused devices do not infringe the asserted claims and that a particular prior art device does not anticipate the asserted patents under 35 U.S.C. §§ 102(b) or (g). The Commission originally set a deadline of February 13, 2009 for the parties to submit responses to particular questions posed by the Commission, with February 23, 2009 set as the deadline for reply submissions. The Commission later extended those deadlines to February 23, 2009 and March 5, 2009, respectively, and the parties have now submitted their initial responses. A final decision regarding the petitions is currently expected by April 14, 2009.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. The parties have agreed that the case will be temporarily stayed pending a decision in ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

With the exception of the TwinMOS respondents, all of the respondents have answered Tessera’s complaint. On February 19, 2008, Tessera filed a motion for an order to show cause why the TwinMOS respondents should not be found to be in default. Tessera’s motion was granted. The TwinMOS respondents have not responded to the order to show cause.

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

A nine-day hearing in this action began on September 22, 2008 and was completed on October 3, 2008. The parties completed their post-hearing briefs on October 31, 2008. On January 2, 2009, Judge Essex issued an order extending the target date for issuance of his initial determination regarding violation from January 14, 2009 until March 6, 2009. On February 10, 2009, Judge Essex again extended the target date for issuance of his initial determination regarding violation, and the initial determination is now due by May 22, 2009. The February 10, 2009 order also extended the target date for completion of the Commission’s investigation until September 22, 2009.

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

The defendants have not yet answered Tessera’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution of the ‘630 ITC action. Tessera did not oppose the motions to stay. Tessera filed a motion seeking to find TwinMOS Technologies U.S.A. Inc. in default, and the clerk has entered the default. On February 25, 2008, the district court granted the defendants’ motion to stay the action.

As noted above, on May 21, 2008, Company settled its dispute with one of the defendants, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that their accused products infringe those patents. IPSG was dismissed from the Texas district court action on June 30, 2008. On August 14, 2008, Company settled its dispute with another defendant, Peripheral Devices & Products Systems, Inc. (“PDP”), and entered into a settlement and license agreement with PDP. As part of the settlement, PDP, on behalf of itself and its parents, affiliates and subsidiaries, acknowledged the validity and enforceability of the asserted patents, and further acknowledged that its accused products infringe those patents. On September 9, 2008, PDP was dismissed from the Texas district court action.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

This ITC action is assigned to Judge Essex. On June 13, 2008, Judge Essex issued an order setting the target for completion of the investigation at August 28, 2008, with an initial determination to be issued no later than May 28, 2009. A seven-day hearing was tentatively scheduled to begin on February 5, 2009. On September 30, 2008, Judge Essex issued an order granting the parties’ joint request to extend the hearing date and rescheduled the hearing to begin on March 16, 2009, with a new target completion date of November 2, 2009. On October 29, 2008, Judge Essex issued an order granting Tessera’s request to add another patent, U.S. Patent No. 5,663,106, to this investigation. The Judge granted an additional extension in the procedural schedule, hearing date and target date to accommodate additional discovery for the newly added patent. Under the new schedule, the hearing was scheduled to begin on April 27, 2009, the Judge’s initial determination was due on August 7, 2009, and the target date for completion of the investigation was December 7, 2009. The deadline for fact discovery in the case has now passed.

On February 2, 2009, after receiving notice that the Commission had determined to review the Initial Determination in Tessera’s co-pending Investigation No. 337-TA-605, Tessera filed a motion to stay the 337-TA-649 investigation pending the issuance of a Final Determination from the ITC in the 337-TA-605 Investigation, which addresses common issues. On February 10, 2009, Judge Essex issued an Order granting Tessera’s motion and staying the action, except as to certain enumerated discovery matters. The February 10, 2009 Order also extended the deadline for an Initial Determination in Investigation No. 337-TA-649 until October 8, 2009, and the target date for completion of that investigation until February 10, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

On August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

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

On November 19, 2008, Tessera filed a motion to remand the case to state court. On January 6, 2009, Judge Wilken granted Tessera’s motion, and remanded the case to state court.

On January 16 , 2009, UTAC filed a cross-complaint against Tessera, asserting claims for declaratory judgment, breach of contract, breach of the implied covenant of good faith and fair dealing and violation of California unfair competition law. Tessera’s response to UTAC’s cross-complaint was filed on February 18, 2009. Tessera’s answer denies generally the allegations in UTAC’s cross-complaint, and asserts various affirmative defenses. Fact discovery in the case is now underway.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, an non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera will have an opportunity to respond.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. The PTO has not yet issued a first office action. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described above, in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008 the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, presently scheduled for June 4, 2009, will be held before the Opposition Division makes any further decisions in the proceeding. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

The Intellectual Property segment is primarily focused on licensing technologies in the Company’s core markets, including DRAM, Flash, SRAM, DSP, ASIC, micro-controllers, general purpose logic and analog devices and consumer imaging and optics technologies for the consumer imaging industry. Key functions of this division include licensing, intellectual property management and marketing. This segment further focuses on expanding the Company’s technology portfolio into areas outside of its core markets that represent long-term growth opportunities through application of products and technologies, research and development of new technologies for high growth markets and applications such as packaging, imaging, interconnect and materials, and through new partnerships, ventures and acquisitions of complementary technology.

The Product and Service segment is composed primarily of the Product Division, where small form factor micro-optics are sold to the consumer imaging industry from the Company’s wafer-based optics technology which utilizes semiconductor processes and equipment, and the Service Division, which performs research and development and drives production development services revenues. This segment involves solutions to address the challenges of electronic products miniaturization from a system perspective and wafer-level optics, through the use of consumer imaging and optics technologies, the dense interconnection of components, and extensive use of three-dimensional packaging technologies.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues:
Intellectual Property Segment	$221,922	$161,196	$182,763
Product and Service Segment	26,369	34,492	25,963
Corporate Overhead	—	—	—

Total revenues	248,291	195,688	208,726

Operating expenses:
Intellectual Property Segment	159,270	60,714	52,427
Product and Service Segment	33,728	35,786	30,187
Corporate Overhead	39,194	33,048	27,117

Total operating expenses	232,192	129,548	109,731

Operating income (loss)
Intellectual Property Segment	62,652	100,482	130,336
Product and Service Segment	(7,359)	(1,294)	(4,224)
Corporate Overhead	(39,194)	(33,048)	(27,117)

Total operating income	$16,099	$66,140	$98,995

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the three years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
United States	$58,118	$45,725	$74,998
Taiwan	50,208	18,303	8,096
Germany	45,531	34,291	59,779
Japan	39,265	41,463	30,881
Korea	33,529	40,825	25,091
Rest of Asia	12,551	8,030	3,079
Rest of Europe	7,532	6,716	6,553
Other	1,557	335	249

Total	$248,291	$195,688	$208,726

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For 2008, 2007 and 2006, net property and equipment are presented below by geographical area (in thousands):

	December 31,
	2008	2007	2006
United States	$32,296	$26,569	$22,384
Israel	2,119	1,917	2,321
Japan and other	2,569	957	—

Total	$36,984	$29,443	$24,705

NOTE 16 – RELATED PARTY TRANSACTIONS

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, the Company invested $0.5 million in NemoTek, which represented less than a 10 percent holding in NemoTek. Revenue from NemoTek represented less than 1 percent of the total revenue in the year ended December 31, 2008. For the year ended December 31, 2007, revenue from NemoTek represented approximately 2 percent of the total revenue. The amount due from NemoTek under the license as of December 31, 2008 was $1.5 million. For the year ended December 31, 2007, the amount due from NemoTek under the license was $1.5 million, all of which was collected in 2008.

From November 2005 through April 2007, the Company engaged in consulting services with a company which is owned 100% by one of the Company’s employees. For the year ended December 31, 2008, the Company recognized no consulting expenses. For the years ended December 31, 2007 and 2006, the Company recognized approximately $0.3 million and $2.2 million, respectively, of consulting expenses. At December 31, 2008, 2007 and 2006, the Company had an outstanding payable balance of zero, zero and $45,000, respectively.

NOTE 17 – SUBSEQUENT EVENT

In February 2009, Amkor Technologies paid the Company $64.1 million in accordance with the terms of the International Chamber of Commerce’s International Court of Arbitration award to the Company for Amkor’s material breach of its license agreement. See Note 14— “Commitments and Contingencies” for the current status of the Company’s legal proceedings.

In February 2009, the Company invested an additional $1.4 million in NemoTek. The total investment in NemoTek represents less than a 10 percent holding. See Note 16— “Related Party Transactions” for details regarding the NemoTek investment.

(2)    Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts Years Ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts(*)	Balance at End of Year
Deferred income tax asset
Valuation allowance
2006*	$47,611	$470	$(47,599)	$482
2007	482	801	—	1,283
2008	1,283	1,934	—	3,217

(*)	In 2006, a decrease in the valuation allowance of $47.6 million was due to the removal of deferred income tax assets arising from unrealized excess tax benefits from stock-based awards and their related valuation allowance, in connection with the adoption of SFAS 123(R).

(3)    Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

Exhibit Number	Exhibit Title

2.1	Asset Purchase Agreement, dated October 31, 2005, by and between Tessera Technologies, Inc. and Shellcase, Ltd. (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on November 1, 2005, and incorporated herein by reference)

2.2	Agreement and Plan of Merger, dated as of July 7, 2006, among Tessera Technologies, Inc., Dalton Acquisition Corp., Digital Optics Corporation and Carolinas Capital Corp. (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on July 10, 2006, and incorporated herein by reference)

2.3	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporate herein by reference)

2.4	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent (filed as Exhibit 2.4 to registrant’s Annual Report on Form 10-K, filed on February 29, 2008, and incorporated by reference herin)

3.1*	Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws, as amended on December 17, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2008, and incorporated herein by reference)

4.1*	Specimen Common Stock Certificate

4.2*	Registration Rights Agreement, dated as of January 31, 2003, by and among registrant and the stockholders party thereto

4.3*	Warrant to purchase 21,588 shares of Series C 10% Cumulative Convertible Preferred Stock, issued on May 4, 1999 to LINC Capital, Inc.

10.1*	Form of Indemnification Agreement between registrant and each of its directors and executive officers

10.2*+	1991 Stock Option Plan

10.3*+	Amended and Restated 1996 Stock Plan

10.4*+	1999 Stock Plan

10.5*+	2003 Employee Stock Purchase Plan

10.6+	Amendment to the Tessera Technologies, Inc. 2003 Employee Stock Purchase Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.7†*	TCC Master License Agreement, dated as of July 7, 1994, by and between Tessera, Inc. and Hitachi Limited.

10.8†*	Addendum to TCC Master License Agreement, dated as of January 31, 1997, by and between Tessera, Inc. and Hitachi Limited.

10.9†*	Letter Amendment to TCC Master License Agreement, dated as of September 23, 2002, by and between Tessera, Inc. and Hitachi Limited.

Exhibit Number	Exhibit Title

10.10*	Letter Amendment to TCC Master License Agreement, dated as of February 18, 2003, by and between Tessera, Inc. and Hitachi Limited.

10.11†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation

10.12*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation

10.13†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.14†*	TCC License Agreement, dated as of May 17, 1997, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.15†*	First Addendum to Limited TCC License Agreement, dated as of November 4, 1998, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.16*	Second Addendum to TCC License Agreement, dated as of June 1, 2001, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.17†*	TCC Patent License Agreement, dated as of January 22, 2003, by and between Tessera, Inc. and Seiko Epson Corporation

10.18†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.19†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

10.20†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments, Inc.

10.21†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

10.22+	Restricted Stock Award Agreement, dated as of December 13, 2004, by and between registrant and Robert Boehlke (filed as Exhibit 4.1 to registrant’s Current Report on Form 8-K, filed on December 16, 2004, and incorporated herein by reference)

10.23+	Employment Offer Letter, dated as of December 20, 2004, by and between registrant and Al Joseph (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on December 23, 2004, and incorporated herein by reference)

10.24	Restated TCC License Agreement, dated as of January 1, 2005, by and between Tessera Technologies, Inc. and Samsung Electronics Co., Ltd., (filed as Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2005 and incorporated herein by reference)

10.25+	Employment Letter, dated January 25, 2005, by and between registrant and C. Liam Goudge (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on April 11, 2005, and incorporated herein by reference)

10.26+	Employment Letter, dated February 2, 2006, by and between registrant and Michael Bereziuk (filed as Exhibit 10.1 to registrant’s Current Report on form 8-K, filed on March 3, 2006, and incorporated herein by reference)

10.27	TCC License Agreement, dated July 21, 2006, among Tessera Technologies, Inc, and certain of its affiliates and Micron Technology, Inc. and certain of its affiliates (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on July 21, 2006, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.28	TCC License Agreement, dated as of July 1, 2006, by and between Tessera Technologies, Inc. and Infineon Technologies AG (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

10.29	TCC License Agreement, dated as of July 1, 2006, by and between Tessera Technologies, Inc. and Qimonda AG (filed as Exhibit 10.2 to registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

10.30+	Employment Letter, dated August 7, 2006, by and between Tessera, Inc. and Charles A. Webster (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on August 29, 2006, and incorporated herein by reference)

10.31+	Tessera Technologies, Inc. 2007 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to registrant’s Definitive Proxy Statement, filed on April 5, 2007 and incorporated herein by reference)

10.32+	Form of Change in Control Severance Agreement with registrant’s executive officers (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on February 12, 2008, and incorporated herein by reference)

10.33+	Employment Agreement, dated March 28, 2008, between Tessera Technologies, Inc. and Henry R. Nothhaft (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on April 1, 2008, and incorporated herein by reference)

10.34+	Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.35+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.36+	Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.37+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.38+	Tessera Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.39+	Employment Letter, dated August 5, 2008, by and between the Registrant and Henry R. Nothhaft (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 6, 2008, and incorporated herein by reference)

10.40+	General Release and Separation Agreement, dated September 10, 2008, between the Registrant and Charles A. Webster (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 25, 2008, and incorporated herein by reference)

10.41+	Consulting Agreement, dated September 9, 2008, between the Registrant and Charles A. Webster (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed September 25, 2008, and incorporated herein by reference)

10.42+	Employment Letter, dated September 5, 2008, by and between the Registrant and Michael Anthofer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 29, 2008, and incorporated herein by reference)

Exhibit Number	Exhibit Title

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been granted as to certain portions of this agreement.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2009

TESSERA TECHNOLOGIES, INC.

By:	/S/ HENRY R. NOTHHAFT
Henry R. Nothhaft President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY R. NOTHHAFT Henry R. Nothhaft	President, Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2009

/S/ MICHAEL ANTHOFER Michael Anthofer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

/S/ BRUCE M. MCWILLIAMS Bruce M. McWilliams	Chairman of the Board of Directors and Chief Strategy Officer	February 26, 2009

/S/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	February 26, 2009

/S/ NICHOLAS E. BRATHWAITE Nicholas E. Brathwaite	Director	February 26, 2009

/S/ JOHN B. GOODRICH John B. Goodrich	Director	February 26, 2009

/S/ DAVID NAGEL David Nagel	Director	February 26, 2009

/S/ AL S. JOSEPH Al S. Joseph	Director	February 26, 2009

/S/ ROBERT A. YOUNG Robert A. Young	Director	February 26, 2009