Form 10-Q
period 2009-03-31
TESSERA TECHNOLOGIES INC
filed 2009-05-06
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

As of April 30, 2009, 48,631,829 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$153,761	$87,890
Short-term investments	207,503	188,610
Accounts receivable, net of allowance for doubtful accounts $60 and $60	10,814	14,724
Inventories	1,487	1,534
Short-term deferred tax assets	2,409	2,409
Other current assets	5,214	8,220

Total current assets	381,188	303,387

Property and equipment, net	40,378	36,984
Intangible assets, net	68,690	71,312
Goodwill	40,444	40,444
Long-term deferred tax assets	19,399	19,756
Long-term investments	22,543	22,134
Other assets	3,599	7,572

Total assets	$576,241	$501,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,669	$2,924
Accrued legal fees	15,362	13,945
Accrued liabilities	13,658	17,747
Deferred revenue	9,264	6,085
Income tax payable	26,698	1,385

Total current liabilities	67,651	42,086
Long-term deferred tax liabilities	8,991	8,991
Other long-term liabilities	3,608	3,608

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 49,276 and 49,132 shares issued, respectively, and 48,631 and 48,487 shares outstanding, respectively	49	49
Additional paid-in capital	356,690	347,568
Treasury stock at cost: 645 and 645 shares of common stock, respectively	(10,505)	(10,505)
Accumulated other comprehensive loss	(281)	(777)
Retained earnings	150,038	110,569

Total stockholders’ equity	495,991	446,904

Total liabilities and stockholders’ equity	$576,241	$501,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2009	March 30, 2008
Revenues:
Royalty and license fees	$111,857	$50,240
Product and service revenues	2,719	9,111

Total revenues	114,576	59,351

Operating expenses:
Cost of revenues	4,098	4,332
Research, development and other related costs	16,630	14,153
Selling, general and administrative	17,496	15,324
Litigation expense	8,625	20,193

Total operating expenses	46,849	54,002

Operating income	67,727	5,349
Other income and expense, net	2,762	2,834

Income before taxes	70,489	8,183
Provision for income taxes	31,020	5,957

Net income	$39,469	$2,226

Basic and diluted net income per share:
Net income per share-basic	$0.82	$0.05

Net income per share-diluted	$0.82	$0.05

Weighted average number of shares used in per share calculations-basic	48,147	48,157

Weighted average number of shares used in per share calculations-diluted	48,318	48,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2009	March 30, 2008
Cash flows from operating activities:
Net income	$39,469	$2,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,088	1,922
Amortization of intangible assets	2,897	2,347
In-process research and development	—	2,500
Impairment on long-term investments and assets, net of gain	1,617	—
Loss on property and equipment	509	11
Stock-based compensation	6,316	4,493
Tax benefits from employee stock option plan	1,754	—
Excess tax benefit from stock-based compensation	(1,532)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	3,910	(8,129)
Inventories	47	20
Deferred income tax, net	357	—
Other assets	3,045	(263)
Accounts payable	(255)	314
Accrued legal fees	1,417	2,555
Accrued liabilities	(4,367)	(3,132)
Deferred revenue	3,179	33
Income tax payable	25,313	4,635

Net cash provided by operating activities	85,764	9,532

Cash flows from investing activities:
Purchases of property and equipment	(5,721)	(1,720)
Proceeds from sale of property and equipment	8	—
Purchases of short-term and long-term available-for-sale investments	(52,787)	(112,493)
Proceeds from maturities and sales of short-term and long-term available-for-sale investments	35,386	63,545
Purchases of intangible assets	(275)	—
Change in minority equity investments	912	—
Acquisitions, net of cash acquired	—	(32,064)

Net cash used in investing activities	(22,477)	(82,732)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,532	—
Proceeds from exercise of stock options	1	1,519
Proceeds from employee stock purchase program	1,051	1,311
Repurchase of common stock	—	(9,961)

Net cash provided by (used in) financing activities	2,584	(7,131)

Net increase (decrease) in cash and cash equivalents	65,871	(80,331)
Cash and cash equivalents at beginning of period	87,890	207,158

Cash and cash equivalents at end of period	$153,761	$126,827

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

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2009 and March 30, 2008, and for the three months then ended, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2008 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K, filed on February 27, 2009.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2009 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting. The current three month period ended on Wednesday, March 31, 2009. Prior to December 31, 2008, the Company employed a four-week, four-week, five-week reporting period for its quarterly reporting. The prior year comparative three month period ended on Sunday, March 30, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2009, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company carries marketable securities at fair value and discloses fair value measurements in accordance with SFAS No. 157. See Note 3—“Recent Accounting Pronouncements” for a full description of recent accounting pronouncements related to financial instruments and their respective expected dates of adoption.

Investments consist primarily of corporate and tax-exempt commercial paper, corporate bonds and notes, government agency notes, variable rate demand notes, municipal bonds and notes, auction rate municipal bonds (“ARS”) and asset-backed securities, including mortgage-backed securities (collectively “ABS”). Investments with remaining maturities from original purchase date of less than three months are considered to be cash equivalents. Investments with remaining maturities from original purchase date greater than three months are generally classified as available-for-sale for use in current operations, if required, and are classified as short-term investments. Investments determined to lack an active market for a period greater than 12 months are classified as long-term investments. ARS covered under put rights are classified as trading securities. The Company’s cash equivalents, short-term and long-term investments are classified as available-for-sale, except for ARS which are classified as trading, and are reported at fair value at period end. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividend income, realized gains or losses and impairment charges on securities are included in other income and expense, net.

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

Revenue Recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” AICPA Statement of Position 97-2, “Software Revenue Recognition,” and any applicable amendments or modifications, and Emerging Issues Task Force Issue (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” The Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

Royalty and license fees

Royalty and license fees revenues include revenues from license fees, royalty payments and royalty payments resulting from license compliance audits. Licensees typically pay a non-refundable license fee and revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price the Company charges for similar services when they are sold separately. These revenues are reported as service revenues. Semiconductor manufacturers and assemblers pay on-going royalties on their production or shipment of semiconductors incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information within 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. The Company also completes compliance audits of licensees to independently verify the accuracy of the information contained in the licensees’ royalty reports.

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

Product and service revenues

Product and service revenues include sales of micro-optics products and engineering product development services. Product revenue principally consists of micro-optics products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as other specialized optical elements sold for telecommunications and photonic applications. The Company recognizes revenue from product sales when fundamental criteria are met, such as title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Shipping terms are freight-on-board shipping point. Service revenue principally consists of engineering, assembly and infrastructure services, provided primarily to government agencies, which the Company believes accelerate the incorporation of the Company’s intellectual property into customers’ products and aid in the Company’s understanding of the electronic industry future packaging requirements. For certain service arrangements, the Company utilizes the completed-contract and the percentage-of-completion methods of accounting for commercial and government contracts, dependent upon the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee and fixed-priced contracts are recognized upon acceptance of deliverables by the customer or in accordance with the contract specifications, assuming title and risk of loss has transferred to the customer, prices are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues, including estimated earned fees, under cost reimbursement-type contracts are recognized as costs are incurred, assuming that the fee is fixed or determinable and collection is reasonably assured. Revenues from services related to training are recognized when services are performed.

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

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition and disclosure.

See Note 10 — “Income Taxes” for additional details.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Financial Staff Position (“FSP”) SFAS No. 157-2 which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS No. 157 for fiscal year 2008 and FSP FAS No. 157-2 on January 1, 2009. See Note 13 for information and related disclosures regarding the Company’s fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” The objective of SFAS No. 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In January 2009, the Company adopted SFAS No. 141R, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 141(R)-1 (“FSP SFAS No. 141R-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. It will be effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. In the first quarter of 2009, the Company adopted FSP SFAS No. 141R-1, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. In January 2009, the Company adopted SFAS No. 160, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In November 2008, the FASB ratified EITF Issue No. 08-07 (“EITF 08-07”), “Accounting for Defensive Intangible Assets.” EITF 08-07 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141R and SFAS No. 157 including the estimated useful life that should be assigned to such assets. EITF 08-07 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In January 2009, the adoption of EITF 08-07 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” addresses consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt them for interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact that these FSPs may have on its consolidated financial position, results of operations or cash flows.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$368	$369
Work in process	458	677
Finished goods	661	488

	$1,487	$1,534

Property and equipment consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Furniture and equipment	$43,793	$39,160
Land and buildings	15,628	15,628
Leasehold improvements	3,811	4,142

	63,232	58,930
Less: Accumulated depreciation and amortization	(22,854)	(21,946)

	$40,378	$36,984

Accrued liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Employee compensation and benefits	$7,956	$10,435
Other	5,702	7,312

	$13,658	$17,747

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Unrealized losses on available-for-sale securities, net of tax	$281	$777

Accumulated other comprehensive loss	$281	$777

NOTE 5 – BUSINESS COMBINATIONS

FotoNation, Inc.

In February 2008, Tessera completed its acquisition of FotoNation, Inc. (“FotoNation”), a Delaware corporation and a leading provider of embedded imaging solutions for digital still camera and mobile phone applications. The acquisition of FotoNation enables the Company to expand its imaging and optical technologies, complementing its acquisitions of Shellcase Ltd. in 2005, Digital Optics in 2006 and Eyesquad in 2007. This contributed to a purchase price in excess of the fair value of the underlying net tangible liabilities and intangible assets acquired from FotoNation and, as a result, the Company has recorded goodwill in connection with this transaction.

As a result of the acquisition, FotoNation became a wholly owned subsidiary of the Company in a transaction accounted for using the purchase method of accounting, with the results of the acquired entity included in the Imaging & Optics segment as of the acquisition date. The net purchase consideration of $33.9 million included a cash payment of $34.0 million for all outstanding shares of capital stock and vested stock options, and transaction costs of $1.0 million, net of a repayment from the shareholders due to non-achievement of certain milestones for $1.1 million. The merger agreement also provides for up to $10.0 million of additional cash consideration, contingent upon achievement of certain other milestones evaluated at the end of fourteen months from the date of acquisition in February 2008. The purchase price includes $2.9 million of cash acquired. Of the purchase consideration, $8.9 million is held in escrow as of March 31, 2009, and is subject to forfeiture to satisfy the indemnification obligations, if any, of the former stockholders of FotoNation. The escrow will expire in February 2010. In allocating the purchase price based on fair values, the Company allocated $1.2 million of the purchase price to acquired net tangible assets consisting of accounts receivable, property and equipment, income tax payable and various assumed assets and liabilities, $25.5 million to amortizable identified intangible assets and $4.7 million to goodwill.

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

In 2009, the Company changed its reportable segments from Intellectual Property segment and Product and Service segment to Micro-electronics segment and Imaging and Optics segment as a result of a reorganization of its reporting units. The underlying reporting units did not change. As a result, the carrying value for goodwill at December 31, 2008 of $40.4 million was reallocated to the Imaging and Optics segment. The carrying value of goodwill as of March 31, 2009 remains unchanged at $40.4 million allocated to the Imaging and Optics segment. See Note 12—“Segment and Geographic Information” for additional detail.

Identified intangible assets consisted of the following (in thousands):

		March 31, 2009			December 31, 2008
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	7-15	$25,011	$(5,085)	$19,926	$24,736	$(4,422)	$20,314
Existing technology	5-10	51,161	(13,334)	37,827	51,161	(11,683)	39,478
Trade name	4-10	3,620	(983)	2,637	3,620	(881)	2,739
Customer contracts	4-9	10,500	(2,342)	8,158	10,500	(1,984)	8,516
Non-competition agreements	2	1,400	(1,400)	0	1,400	(1,296)	104
Assembled workforce	4	300	(158)	142	300	(139)	161

		$91,992	$(23,302)	$68,690	$91,717	$(20,405)	$71,312

Amortization expense for the three months ended March 31, 2009 and March 30, 2008 amounted to $2.9 million and $2.3 million, respectively.

As of March 31, 2009, the estimated future amortization expense of purchased identified intangible assets is as follows (in thousands):

2009 (remaining 9 months)	$8,387
2010	10,985
2011	10,636
2012	10,158
2013	9,503
Thereafter	19,021

$68,690

NOTE 7 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2009	March 30, 2008
Numerator:
Net income	$39,469	$2,226
Denominator:
Weighted average common shares outstanding	48,581	48,559
Less: Unvested common shares subject to repurchase	(434)	(402)

Total shares-basic	48,147	48,157
Effect of dilutive securities
Stock awards and warrants	143	468
Restricted stock	28	68

Total shares-diluted	$48,318	$48,693

Net income per common share-basic	$0.82	$0.05
Net income per common share-diluted	$0.82	$0.05

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

For the three months ended March 31, 2009 and March 30, 2008, approximately 6.5 million and 2.5 million shares to purchase common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2009, the Company has repurchased a total of 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under this plan. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2009, the total amount available for repurchase was $89.5 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999

Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of March 31, 2009, there were no shares reserved for grant under these plans. As of March 31, 2009, only the cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the board of directors adopted and the Company stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options and restricted stock awards granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and restricted stock units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. As of March 31, 2009, there were 3,195,000 shares reserved for grant under this plan.

A summary of stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2008	6,779	$24.25
Options granted	46	$12.62
Options exercised	(1)	$0.95
Options forfeited / expired	(27)	$28.15

Balance at March 31, 2009	6,797	$24.16

Information with respect to outstanding restricted stock awards and units as of March 31, 2009 was as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unnvested at December 31, 2008	925	$29.91
Awards and units granted	10	$12.62
Awards and units vested	(132)	$37.92
Awards and units cancelled / forfeited	(13)	$36.13

Balance at March 31, 2009	790	$28.24

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

As of March 31, 2009 and March 30, 2008, there were 719,000 and 703,000 shares, respectively, available for grant under the ESPP.

NOTE 9 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three months ended March 31, 2009 and March 30, 2008 is as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 30, 2008
Cost of revenues	$111	$105
Research, development & other related costs	2,667	1,411
Selling, general & administrative	3,538	2,977

Total stock-based compensation expense	$6,316	$4,493

The stock-based compensation expense categorized by various equity components for the three months ended March 31, 2009 and March 30, 2008 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2009	March 30, 2008
Employee stock options	$3,444	$2,435
Restricted stock awards	2,454	1,654
Employee stock purchase plan	418	404

Total stock-based compensation expense	$6,316	$4,493

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

The following assumptions were used to value the options granted:

	Three Months Ended
	March 31, 2009	March 30, 2008
Expected life (in years)	3.70	4.00
Risk-free interest rate	1.2%	2.6%
Dividend yield	0.0%	0.0%
Expected volatility	73.5%	59.9%

NOTE 10 – INCOME TAXES

The provision for income taxes for the three months ended March 31, 2009 was $31.0 million and was comprised of domestic income tax and foreign income and withholding tax. The income tax provision for the three months ended March 30, 2008 was $6.0 million and was comprised of domestic income tax and foreign income and withholding tax. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses. Such jurisdictions’ tax is based on actual withholding taxes for the quarter. The increase in the income tax provision for the three months ended March 31, 2009 as compared to the three months ended March 30, 2008 is primarily attributable to the increase in pre-tax income for the period, taxed at the statutory income tax rate, and off-set by non-benefitted tax losses in foreign jurisdictions.

As of March 31, 2009 and December 31, 2008, unrecognized tax benefits determined in accordance with FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” approximated $4.2 million. The change in the unrecognized tax benefits was immaterial for the period. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $2.5 million at March 31, 2009.

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the three months ended March 31, 2009, interest and penalties related to unrecognized tax benefits were immaterial and are included in unrecognized tax benefits. The Company does not expect any of its unrecognized tax benefits to expire within the next twelve months.

As of March 31, 2009, the Company’s tax returns in one or more jurisdictions are generally not open to examination by tax authorities for years before 2004. In the United States, the Company’s federal and state net operating loss or credit carryforwards generated prior to 2004 may be subject to examination. The Company is currently under examination by a U.S. State for the tax years 2006 and 2007. The outcome of such examination is not known, and therefore, the Company is unable to estimate the effect to the Company’s financial position, results of operations or cash flows.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the months ended March 31, 2009 and March 30, 2008 amounted to $0.7 million and $0.3 million, respectively. In addition, the Company has agreements containing non-cancelable, nonrefundable payment terms with third parties to purchase services.

As of March 31, 2009, future minimum lease payments and non-cancelable purchase obligations are as follows (in thousands):

	Purchase Obligations	Lease Obligations	Total
2009 (remaining 9 months)	$2,223	$1,638	$3,861
2010	56	1,647	1,703
2011	—	1,620	1,620
2012	—	1,673	1,673
2013	—	1,731	1,731
Thereafter	—	2,409	2,409

	$2,279	$10,718	$12,997

Litigation

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal)

On October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion LLC’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion LLC from continuing to infringe these patents.

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

The trial in this case has been scheduled to begin on September 28, 2009, and discovery is ongoing. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera opposed the motion on June 21, 2007; Judge Essex did not rule on the motion. On February 22, 2008, the respondents filed a renewed motion to stay the ITC action pending completion of reexamination proceedings relating to the patents at issue, in view of office actions issued by the United States Patent and Trademark Office (“PTO”) in the reexamination of these patents described below in Reexamination Proceedings. An initial hearing of the matter was held on February 25, 2008, and Tessera further opposed the motion in writing on that date. On February 26, 2008, Judge Essex ruled that the action would be stayed in view of the pending reexamination proceedings relating to the patents at issue.

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

The five-day hearing began on July 14, 2008, and was completed on July 18, 2008. On October 16, 2008, Judge Essex issued an order extending the target date for completion of the investigation by the ITC from February 20, 2009 to April 3, 2009, and extended the target date for issuance of the initial determination regarding violation from October 20, 2008 to December 1, 2008.

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

On March 12, 2009, respondents Spansion, Inc. and Spansion LLC (collectively “Spansion”) filed a Notice of Commencement of Bankruptcy Proceedings and Automatic Stay, notifying the Commission of Spansion’s recent filings for bankruptcy and asserting that certain administrative claims against Spansion must be stayed pursuant to section 362 of the Bankruptcy Code. On March 18, 2009, Tessera filed a response to Spansion’s filing, noting that Spansion did not expressly claim that the bankruptcy filing required a stay of this action. On March 23, 2009, the ITC staff submitted a response to Spansion’s filing, asserting that Spansion’s bankruptcy filing does not require any stay of the investigation against Spansion. At this time, the ITC has not taken any action regarding Spansion’s Notice.

On March 26, 2009, the Commission issued a Notice of Commission Decision to Request Additional Briefing on Remedy and to Extend the Target Date. Pursuant to the notice, the Commission requested additional briefing from the parties, or from any interested third parties, addressing three issues specified in the notice regarding the appropriateness of Tessera’s proposed remedy. The Commission also determined that the target date for issuance of its final determination would be extended from April 14, 2009 until May 20, 2009. Initial written submissions in response to the Commission’s notice were filed by Tessera, certain respondents, the ITC staff, and by certain third parties on April 10, 2009. Reply submissions were filed by Tessera, certain respondents, the ITC staff and certain third parties on April 20, 2009. On April 20, 2009, the Commission also issued an order permitting interested third parties to have an extra nine days, until April 29, 2009, to file additional reply submissions.

A final determination from the Commission is currently scheduled to be issued by May 20, 2009.

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

A nine-day hearing in this action began on September 22, 2008 and was completed on October 3, 2008. The parties completed their post-hearing briefs on October 31, 2008. On January 2, 2009, Judge Essex issued an order extending the target date for issuance of his initial determination regarding violation from January 14, 2009 until March 6, 2009. On February 10, 2009, Judge Essex again extended the target date for issuance of his initial determination regarding violation until May 22, 2009, and extend the target date for completion of the Commission’s investigation until September 22, 2009. On April 2, 2009, Judge Essex again extended the target date for issuance of his initial determination regarding violation, and the initial determination is now due by June 17, 2009. The April 2, 2009 order also extended the target date for completion of the Commission’s investigation until November 17, 2009.

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

On March 12, 2009, Tessera filed a Motion for Termination of the action, noting that it appeared highly unlikely that an effective Trade Alert could be in place materially before the expiration of certain asserted patents, as well as certain changes in ITC case law since the institution of this case relating to the remedies. Certain of the respondents have consented to termination, and others have consented in part and opposed in part. The motion is currently under submission before Judge Essex. There are currently various discovery and other motions pending before Judge Essex, including motions for sanctions filed by the Company and filed against the Company.

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

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Civil Action No. 05-04063 CW (N.D.Cal.)

On September 18, 2008, the Company filed a complaint in the Superior Court for the State of California against United Test and Assembly Center, Ltd. and UTAC America, Inc. (“UTAC”) alleging breach of contract for failure to pay Tessera the full royalty due under its license agreement. The Company is also alleging violations of California unfair competition laws and seeking compensatory and punitive damages.

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

On March 25, 2009, UTAC filed a motion to designate the action as complex, and have the case reassigned to a judge on the State Court’s complex panel. Tessera opposed the motion. On April 17, 2009, the Court granted UTAC’s motion, and the case was reassigned to Judge Robert Freedman.

On March 19, 2009, Tessera filed a Special Motion to Strike Cross-Complaint under California Code of Civil Procedure section 425.16, asserting that UTAC’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law were barred by California’s “anti-SLAPP” statute. On April 16, 2009, UTAC voluntarily moved to dismiss with prejudice its causes of action for breach of contract and breach of implied covenant of good faith and fair dealing. Tessera did not oppose UTAC’s motion to voluntarily dismiss with prejudice, and the dismissal was entered by the Court. On April 22, 2009, a hearing was held before Judge Freedman and Tessera’s motion was taken under submission. On May 4, 2009, Judge Freedman issued an order granting Tessera’s motion, and striking UTAC’s causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law.

On April 1, 2009, Tessera filed a motion to compel various written discovery and documents from UTAC. A hearing on Tessera’s motion is currently scheduled for May 19, 2009. A Case Management Conference is also scheduled for May 19, 2009.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Reexamination Proceedings

On February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest, and a related request for reconsideration of that decision.

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009.

A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. A response to such official action was filed on May 12, 2008. A second official action was mailed on September 30, 2008 and Tessera filed an amendment to the claims and response to the second official action on October 30, 2008. On March 13, 2009, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, after which a Supplemental Notice of Intent to Issue Ex Parte Reexamination Certificate (Corrected Status) was issued on April 2, 2009, finding certain amended and newly presented claims to be patentable.

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

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera will have an opportunity to respond.

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

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, presently scheduled for June 4, 2009, will be held before the Opposition Division makes any further decisions in the proceeding. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

NOTE 12 – SEGMENT AND GEOGRAPHIC INFORMATION

Prior to 2009, the Company had two reportable segments: Intellectual Property segment and Product and Service segment. As of January 1, 2009, the Company reorganized the reporting units underlying these reportable segments resulting in two new reportable segments: Micro-electronics segment and Imaging and Optics segment. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

The Micro-electronics segment is primarily composed of the Company’s licensing business in its core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and the Company’s development and licensing efforts in emerging areas of packaging, interconnect and miniaturization such as its µPILR™ platform.

The Imaging and Optics segment is composed of two elements. The first is the Company’s development efforts and licensing business in its imaging and optics market, such as its wafer level image sensor packaging and image enhancement solutions. The second is the Company’s product and services business. This includes the manufacture of small form factor micro-optics and its Product Launch Services, through which the Company delivers state-of-the-art imaging solutions such as its OptiML single-element VGA lens directly to manufacturers.

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

The Company adjusted its historical results to reflect a reorganization from the reportable segments previously reported.

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended
	March 31, 2009	March 30, 2008
Revenues:
Micro-electronics:
Royalty and license fees	$106,523	$46,257
Product and service revenues	36	2,463

Total Micro-Electronics revenues	106,559	48,720

Imaging and Optics:
Royalty and license fees	5,334	3,983
Product and service revenues	2,683	6,648
Total Imaging and Optics revenues	8,017	10,631

Total revenues	114,576	59,351

Operating expenses:
Micro-electronics Segment	17,870	28,642
Imaging and Optics Segment	18,640	15,820
Corporate overhead	10,339	9,540

Total operating expenses	46,849	54,002

Operating income (loss)
Micro-electronics Segment	88,689	20,078
Imaging and Optics Segment	(10,623)	(5,189)
Corporate overhead	(10,339)	(9,540)

Total operating income	$67,727	$5,349

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

	Three Months Ended
	March 31, 2009		March 30, 2008
United States	$74,623	65%	$18,937	32%
Asia Pacific	36,297	32%	25,867	44%
Europe and other	3,656	3%	14,547	24%

	$114,576	100%	$59,351	100%

For the three months ended March 31, 2009, two customers each accounted for 10% or more of total revenues. For the three months ended March 30, 2008, two customers each accounted for 10% or more of total revenues.

Net property and equipment are presented below by geographical area (in thousands):

	Three Months Ended
	March 31, 2009	March 30, 2008
United States	$37,682	$25,951
Japan	1,329	890
Ireland	1,029	463
Israel	333	2,381
Other	5	8

Total	$40,378	$29,693

NOTE 13 – FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The Company measures its marketable securities at fair value and discloses fair value measurements in accordance with SFAS No. 157. The Company has elected to record the Rights related to the ARS invested with UBS, as discussed below, at fair value under the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Company will adopt the provisions of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, in the second quarter of 2009.

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2009 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Commercial paper (1)	$17,369	$—	$17,369	$—
Money market mutual funds (1)	86,547	86,547	—	—
Corporate bonds and notes (2)	40,017	—	40,017	—
Government agency notes (3)	49,278	—	49,278	—
Variable rate demand notes (2)	15,900	—	15,900	—
Municipal bonds and notes (2)	122,501	—	122,501	—
Asset-backed securities (4)	3,973	—	—	3,973
Auction rate municipal bonds (4)	18,570	—	—	18,570
Rights related to UBS agreement (5)	930	—	—	930

Total Assets	$355,085	$86,547	$245,065	$23,473

The following footnotes indicate where the noted items are recorded in the Condensed Consolidated Balance Sheet at March 31, 2009:

(1)	Commercial paper and money market mutual funds are reported as cash and cash equivalents.
(2)	Corporate bonds and notes, variable rate demand notes, and municipal bonds and notes are reported as short-term investments.
(3)	Government agency notes are reported as either cash and cash equivalents or short-term investments.
(4)	Asset-backed securities and auction rate municipal bonds are reported as long-term investments.
(5)	Rights related to UBS agreement are reported as other assets.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands):

	Rights (Level 3)	Available-for-sale and trading securities (Level 3)	Total (Level 3)
Balance at December 31, 2008	$3,952	$22,134	$26,086
Purchases, sales, issuances and settlements, net	—	(2,146)	(2,146)
Total gains or losses (realized and unrealized):			—
Included in earnings	(3,022)	1,405	(1,617)
Included in other comprehensive income	—	1,150	1,150
Issuance of the Rights related to UBS agreement	—	—	—
Transfers in/(out) of Level 3	—	—	—

Balance at March 31, 2009	$930	$22,543	$23,473

The Company’s ARS and ABS holdings have been classified as Level 3 long-term investments due to the lack of active markets for these investments. For the valuation of the Company’s ARS and ABS investments, the Company utilizes valuation models that rely exclusively on unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

In November 2008, the Company entered into an agreement with UBS which granted the Company and UBS various rights (the “Rights”), including the right to permit the Company to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by the Company. The Company has elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of SFAS No. 159, at fair value. Upon acceptance of the Rights, the Company recorded the fair value of the Rights in other assets with an offsetting entry to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, the Company reclassified the ARS investments from available-for-sale to trading in accordance with SFAS 115, “Accounting for Certain Debt and Equity Investments,” to reflect its intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are to be recorded in current period earnings. For the three month period ended March 31, 2009, the Company recorded $3.0 million of unrealized gains in relation to the increase in the fair value of the ARS investment and an offsetting entry of approximately $3.0 million related to the decrease in fair value of the Rights. The fair value of the Rights was based on the Company’s expected value to be received from UBS, which was the difference between par and fair value of the ARS at the end of the current period. This value was discounted using UBS’s credit default swap rate to account for the counterparty risk. The Company expects that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

NOTE 14 – RELATED PARTY TRANSACTION

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, the Company made an investment of $0.5 million in NemoTek. In February 2009, the Company invested an additional $1.4 million in NemoTek. As of March 31, 2009, the total investment by the Company in NemoTek is approximately $1.9 million and represents less than a 10 percent holding in NemoTek. For the three months ended March 31, 2009 and March 30, 2008, revenue from NemoTek represented less than 1 percent of total revenue. The amount due from NemoTek under the license as of March 31, 2009 was $1.1 million. As of December 31, 2008, the amount due from NemoTek under the license was $1.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2008 found in our Annual Report on Form 10-K, filed on February 27, 2009.

This Quarterly Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research and development (“R&D”), expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions, the sufficiency of financial resources to support future operations and capital expenditures. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.

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

Tessera, the Tessera logo, µBGA, µPILR, OptiML, DigitalOptics, SHELLCASE and FotoNation are trademarks or registered trademarks of Tessera or our affiliated companies in the United States and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

In this Quarterly Report, the “Company,” “Tessera,” “we,” “us” and “our” refer to Tessera Technologies, Inc. and its subsidiaries on a consolidated basis.

Business Overview

Tessera is a technology innovator that develops and delivers miniaturization solutions that transform wireless, computing, and consumer electronic products. Our Micro-electronics solutions enable smaller, higher-functionality electronic devices and include semiconductor packaging technologies encompassing interconnect and substrates. Our Imaging & Optics solutions provide low-cost, high-quality camera functionality in electronic products and include image sensor packaging, wafer-level optics and wafer-level camera technologies, and image enhancement technologies. We also offer customized micro-optic lenses, from diffractive and refractive optical elements to integrated micro-optical subassemblies. We license our technologies worldwide, as well as deliver products based on these technologies, some of which is done to promote the development of supply chain infrastructure.

Our intellectual property includes approximately 1,560 domestic and internationally issued patents and patent applications, covering a range of advanced semiconductor packaging, substrate, interconnect and imaging and optics technologies.

We have two reportable segments: Micro-electronics and Imaging & Optics. Micro-electronics is primarily composed of our licensing business in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and our development and licensing efforts in emerging areas of packaging, interconnect and miniaturization such as our µPILR™ platform. Imaging & Optics is composed of two elements. The first is our development efforts and licensing business in our imaging and optics market, such as our wafer level image sensor packaging and image enhancement solutions. The second is our product and services business. This includes the manufacture of small form factor micro-optics and our Product Launch Services, through which we deliver state-of-the-art imaging solutions such as our OptiML single-element VGA lens directly to manufacturers.

We derive the majority of our revenues from license fees and royalties associated with our Micro-electronics technology, with a growing contribution from our Imaging & Optics technologies. Our Micro-electronics packaging technology has been widely adopted and is currently licensed to more than 70 companies, including Intel Corporation, Hynix Semiconductor, Inc., Renesas Technology Co., Samsung Electronics Co., Ltd., Sharp Corporation, Powertech Technology, Inc., Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products that incorporate our packaging technology.

Our Technology

We develop, license and/or manufacture technologies in two key areas:

•	Micro-electronics—including semiconductor packaging technologies encompassing interconnect and substrates, and thermal management solutions

•	Imaging and Optics—including wafer-level camera, wafer-level optics, image sensor packaging and image enhancement technologies

Micro-electronics

In the early 1990s, Tessera’s founders invented packaging technology which is now widely used throughout the semiconductor industry. Our innovations include our µBGA solution, the industry’s first chip-scale packaging (“CSP”) technology. This technology is widely used today in high volume packaging for a full range of applications, including:

•	high performance dynamic random access memory (“DRAM”) chips, such as Double-Data-Rate two and Double-Data-Rate three (“DDR2” and “DDR3”) DRAM;

•	Flash memory;

•	static random access memory (“SRAM”);

•	digital signal processors (“DSPs”); and

•	application-specific integrated circuits (“ASICs”).

We continue to expand upon these Micro-electronics technologies.

Imaging & Optics

Advancements in Imaging & Optics technologies are enabling higher quality images in considerably smaller digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers. Our portfolio of imaging and optics technologies includes:

•	SHELLCASE MVP wafer-level chip-scale packaging (“WLCSP”) technology, used in image sensor packaging;

•	OptiML WLO technology, which enables the manufacturing and assembly of lens modules;

•	OptiML WLC technology, which combines OptiML WLO with SHELLCASE MVP technology to manufacture camera modules at the wafer level;

•	OptiML image enhancement technology, which improves the quality of captured cell phone images:

•	OptiML Zoom solution offers 3X zoom capabilities,

•	OptiML Focus solution enables a high-quality image to be simultaneously brought into focus,

•	OptiML UFL solution improves low-light performance; and

•	FotoNation image enhancement technology, which provides a portfolio of in-camera image enhancement solutions for digital photos:

•	FotoNation Red solution automatically detects and removes red- and golden-eye defects, and

•	FotoNation FaceTracker solution detects the presence of human faces in pictures.

Acquisitions

We have grown our business partly through acquisitions. The impact of these acquisitions on our financial results has been included in the following discussion. In February 2008, we completed our acquisition of FotoNation, a Delaware corporation. In February 2007, we completed our acquisition of Eyesquad GmbH (“Eyesquad”), a private limited liability company organized under the laws of the Federal Republic of Germany and its subsidiary, which operates in Israel. In February 2007 and May 2005, we purchased from North Corporation all of its patents and patent applications filed in the United States and in foreign jurisdictions, trademark assets and certain tangible assets. In July 2006, we completed our acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation. In December 2005, we completed our purchase of certain assets of Shellcase, Ltd., an Israeli company.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended
	March 31, 2009	March 30, 2008
Revenues:
Royalty and license fees	98%	85%
Product and service revenues	2	15

Total revenues	100	100

Operating expenses:
Cost of revenues	4	7
Research, development and other related costs	14	24
Selling, general and administrative costs	15	26
Litigation expense	8	34

Total operating expenses	41	91

Operating income	59	9
Other income and expense, net	2	5

Income before taxes	61	14
Provision for income taxes	27	10

Net income	34%	4%

Revenues

The following table sets forth our revenues by type (in thousands, except for percentages):

	For the Three Months Ended
	March 31, 2009		March 30, 2008		Increase/ (Decrease)	% Change
Royalty and license fees	$111,857	98%	$50,240	85%	$61,617	123%
Product and service revenues	2,719	2	9,111	15	(6,392)	(70)

Total revenues	$114,576	100%	$59,351	100%	$55,225	93%

Revenues for the three months ended March 31, 2009 were $114.6 million as compared to $59.4 million for the three months ended March 30, 2008, an increase of $55.2 million, or 93%. The overall increase in revenues in the three months ended March 31, 2009 as compared to 2008 is primarily due to royalty revenue of $60.6 million from Amkor Technology, Inc. in February 2008, awarded by the arbitration panel for Amkor’s material breach of its license agreement with Tessera, offset by continued softness in the photolithography industry and the reduction in revenue from government funded projects.

Cost of Revenues

Cost of revenues primarily consists of direct compensation, materials, amortization of intangible assets related to acquired technologies, supplies and depreciation expense. Cost of revenues primarily relates to product and service revenues. Cost of revenues associated with royalty and license fee revenues is de minimis. For each associated period, cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues, and on the mix of product sales to semiconductor optics and communications industries. For the three months ended March 31, 2009, cost of revenues represented 151% of product and service revenues, which is a result of the decline of product sales in the photolithography industry. For the three months ended March 30, 2008, cost of revenues represented 48% of product and service revenues.

Cost of revenues for the three months ended March 31, 2009 was $4.1 million, as compared to $4.3 million for the three months ended March 30, 2008, a decrease of $0.2 million, or 5%. The decrease was primarily attributable to the transition of our resources from government funded projects into research and development projects and the decrease in personnel expense, offset by an increase in amortization of acquired intangible assets.

Research, Development and Other Related Costs

Research, development and other related (“R&D”) costs for the three months ended March 31, 2009 were $16.6 million, an increase of $2.5 million, or 18%, as compared to $14.2 million for the three months ended March 30, 2008. The increase in the three month period was primarily due to increased personnel related and outside service expenses of $3.2 million primarily related to increased headcount, increased stock-based compensation expense of $1.3 million, and increased depreciation expense of $0.6 million related to capital additions. These increases were offset by the one-time charge of $2.5 million occurring in the first quarter of 2008 related to in-process research and development acquired through the FotoNation acquisition. R&D headcount increased from 259 at March 30, 2008 to a total of 275 at March 31, 2009.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, legal expenses, facilities costs and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2009 were $17.5 million, an increase of $2.2 million, or 14%, as compared to $15.3 million for the three months ended March 30, 2008. The increase was primarily attributable to an increase of $0.8 million in personnel-related expenses, $0.6 million in stock-based compensation expense, $0.4 million in facilities expense related to the new corporate headquarters and $0.3 million in marketing expense, offset by a decrease of $0.6 million in general legal consulting expenses.

Litigation Expense. Litigation expense for the three months ended March 31, 2009 was $8.6 million, as compared to $20.2 million for the three months ended March 30, 2008, a decrease of $11.6 million, or 57%. The decrease was primarily attributable to a decrease in case activities in our legal proceedings related to the International Trade Commission. Refer to Part II, Item 1 —Legal Proceedings for additional details.

We expect that litigation expenses will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described in Part II, Item 1 —Legal Proceedings and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2009	March 30, 2008
Cost of revenues	$111	$105
Research, development & other related costs	2,667	1,411
Selling, general & administrative	3,538	2,977

Total stock-based compensation expense	$6,316	$4,493

The stock-based compensation expense categorized by various equity components for the three months ended March 31, 2009 and 2008 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2009	March 30, 2008
Employee stock options	$3,444	$2,435
Restricted stock awards	2,454	1,654
Employee stock purchase plan	418	404

Total stock-based compensation expense	$6,316	$4,493

Stock-based compensation awards included employee stock options, restricted stock and employee stock purchases under our 2003 Employee Stock Purchase Plan. Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $6.3 million and $4.5 million, respectively. The overall increase was primarily related to an increase in grants of stock awards to employees based on our compensation incentive program. Future stock-based compensation expense and unrecognized stock-based compensation expense will increase as we grant additional stock awards.

Other Income and Expense, Net

Other income and expenses, net, for the three months ended March 31, 2009 and March 30, 2008 was income of $2.8 million and $2.8 million, respectively. Other income and expense, net, for the three month period ended March 31, 2009 consisted of an increase related to interest and other income of $1.6 million offset by an other-than-temporary write-down of our asset-backed securities of $1.6 million in the quarter ended March 31, 2009.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2009 and 2008 was $31.0 million and $6.0 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. Our income tax provision is based on our worldwide estimated annualized effective tax rate except for jurisdictions for which a loss is expected for the year and for which no benefit can be realized for those losses. With respect to the latter, tax is based on actual withholding taxes for the quarter. The increase in the income tax provision for the three months ended March 31, 2009 as compared to the three months ended March 30, 2008 was primarily attributable to the increase in pre-tax income for the period, taxed at the statutory income tax rate, and off-set by non-benefitted tax losses in foreign jurisdictions.

Segment Operating Results

Prior to 2009, we had two reportable segments: Intellectual Property segment and Product and Service segment. As of January 1, 2009, we reorganized the reporting units underlying these reportable segments resulting in two new reportable segments: Micro-electronics segment and Imaging and Optics segment. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

The Micro-electronics segment is primarily composed of our licensing business in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and our development and licensing efforts in emerging areas of packaging, interconnect and miniaturization such as our µPILR™ platform.

The Imaging and Optics segment is composed of two elements. The first is our development efforts and licensing business in our imaging and optics market, such as our wafer level image sensor packaging and image enhancement solutions. The second is our product and services business. This includes the manufacture of small form factor micro-optics and our Product Launch Services, through which we will deliver state-of-the-art imaging solutions such as our OptiML single-element VGA lens directly to manufacturers.

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 12 of the Notes to Condensed Consolidated Financial Statements is presented in accordance with the SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” We do not present financial data to our Chief Operating Decision Maker (“CODM”) for each of our divisions, and our CODM does not evaluate each division separately from our segments when measuring the operating performance of our business.

We adjusted our historical results to reflect a reorganization from the reportable segments previously reported.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended
	March 31, 2009	March 30, 2008
Revenues:

Micro-electronics:
Royalty and license fees	$106,523	$46,257
Product and service revenues	36	2,463

Total Micro-Electronics revenues	106,559	48,720

Imaging and Optics:
Royalty and license fees	5,334	3,983
Product and service revenues	2,683	6,648

Total Imaging and Optics revenues	8,017	10,631

Total revenues	114,576	59,351

Operating expenses:
Micro-electronics Segment	17,870	28,642
Imaging and Optics Segment	18,640	15,820
Corporate overhead	10,339	9,540

Total operating expenses	46,849	54,002

Operating income (loss)
Micro-electronics Segment	88,689	20,078
Imaging and Optics Segment	(10,623)	(5,189)
Corporate overhead	(10,339)	(9,540)

Total operating income	$67,727	$5,349

The revenues and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, insurance and board fees. For the three months ended March 31, 2009 corporate overhead expenses were $10.3 million compared to $9.5 million for the three months ended March 30, 2008. The increases from the three months ended March 30, 2008 were primarily attributable to an increase in personnel related expenses.

Micro-electronics Segment

Micro-electronics revenues for the three months ended March 31, 2009 were $106.6 million as compared to $48.7 million for the three months ended March 30, 2008, which represented an increase of $57.9 million, or 119%. The increase was primarily attributed to royalty revenue of $60.6 million from Amkor, awarded for their material breach of their license agreement with our Company.

Micro-electronics revenues consist primarily of royalties received from our TCC licensees. Such royalty revenues are distributed between two primary market segments: DRAM (Dynamic Random Access Memory) and Wireless. In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due to us under their respective TCC licenses, based on several factors including volumes. The effect of the volume pricing adjustments may be to cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may be to cause, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year, some quarter-to-quarter fluctuations in the growth in our revenues from the DRAM segment. We have no other contracts that provide volume-based pricing adjustments.

Operating expenses for the three months ended March 31, 2009 were $17.9 million and consisted primarily of cost of revenues of $0.2 million, R&D costs of $7.0 million, SG&A costs of $2.1 million and $8.6 million in litigation expenses. Operating expenses for the three months ended March 31, 2009 of $17.9 million represented a decrease of $10.7 million as compared to $28.6 million for the three months ended March 30, 2008, which was primarily attributable to a decrease in litigation expenses of $11.6 million, offset by an increase in outside consulting expenses of $0.6 million.

We expect that litigation expenses will continue to be a material portion of the Micro-electronics segment’s operating expenses in future periods, and may increase significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1— Legal Proceedings.

Operating income for the three months ended March 31, 2009 and March 30, 2008 was $88.6 million and $20.1 million, respectively, which represented an increase of $68.6 million, or 342%, for the reasons stated above.

Imaging and Optics Segment

Imaging and optics revenues for the three months ended March 31, 2009 were $8.0 million as compared to $10.6 million for the three months ended March 30, 2008, a decrease of $2.6 million, or 25%. The decrease in Imaging and optics revenues was primarily attributable to a reduction in government funded projects, which reflects our planned transition from the government and government agency customers by the end of 2008, and continued softness in the photolithography industry.

Operating expenses for the three months ended March 31, 2009 were $18.6 million and consisted of cost of revenues of $3.9 million, R&D costs of $9.6 million and SG&A costs of $5.1 million. Operating expenses for the three months ended March 30, 2008 were $15.8 million. The increase of $2.8 million in total operating expenses from the three months ended March 30, 2008 was primarily due to increases in personnel related expenses of $1.9 million, increases in stock-based compensation expense of $1.7 million, increased outside services expense of $0.7 million and an increase in amortization expense of acquired intangible assets of $0.4 million, offset by the one-time charge of $2.5 million in-process research and development expense from the FotoNation acquisition in the first quarter of 2008.

Operating loss for the three months ended March 31, 2009 and March 30, 2008 was $10.6 million and $5.2 million, respectively, which represented an increased loss of $5.4 million, or 105%, primarily driven by decreases in revenues as discussed above.

Liquidity and Capital Resources

(in thousands, except for percentages)	As of March 31, 2009	As of December 31, 2008
Cash and cash equivalents	$153,761	$87,890
Short-term investments	$207,503	$188,610
Long-term investments	$22,543	$22,134

Total cash, cash equivalents, short-term and long-term investments	383,807	298,634

Percentage of total assets	67%	60%

	Three Months Ended
	March 31, 2009	March 30, 2008
Net cash provided by operating activities	$85,764	$9,532
Net cash used in investing activities	$(22,477)	$(82,732)
Net cash provided by (used in) financing activities	$2,584	$(7,131)

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $383.8 million at March 31, 2009, an increase of $85.2 million from $298.6 million at December 31, 2008. Cash and cash equivalents were $153.8 million at March 31, 2009, an increase of $65.9 million from $87.9 million at December 31, 2008. The increase in cash and cash equivalents was primarily the result of $85.8 million in cash provided by operating activities, $2.6 million in cash provided by financing activities, offset by $22.5 million net cash used in investing activities.

Cash flows from operations were $85.8 million for the three months ended March 31, 2009, primarily due to net income of $39.5 million, adjusted for non-cash items of depreciation and amortization of $5.0 million, impairment charge of long-term investments of $1.6 million, stock-based compensation expense of $6.3 million, and an increase in income tax payable of $25.3 million.

Cash flows from operations were $9.5 million for the three months ended March 30, 2008, primarily due to net income of $2.2 million, adjusted for non-cash items of depreciation and amortization of $4.3 million, in-process R&D expense of $2.5 million, and stock-based compensation expenses of $4.5 million, an increase in income tax payable of $4.6 million and an increase in accounts payable and accrued legal of $2.9 million. Increases were partially offset by an increase in accounts receivable of $8.1 million and a decrease in accrued liabilities of $3.1 million.

Net cash used in investing activities was $22.5 million in the three months ended March 31, 2009, primarily related to purchases of short-term investments of $52.8 million, purchases of property and equipment of $5.7 million, increase in equity investments of $0.9 million, offset by proceeds from maturities and sales of investments of $35.4 million.

Net cash used in investing activities was $82.7 million in the three months ended March 30, 2008, primarily related to purchases of short-term and long-term investments of $112.5 million, purchases of property and equipment of $1.7 million, consideration paid for the acquisition of a subsidiary completed in February 2008 and certain patents of $32.1 million, offset by proceeds from maturities and sales of short-term and long-term investments of $63.5 million.

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

In November 2008, we entered into an agreement with UBS which granted us and UBS various rights (the “Rights”), including the right to permit us to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by Tessera. We have elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” at fair value. Upon acceptance of the Rights, we recorded the change in fair value of the Rights in other assets with an offsetting entry to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, we reclassified the ARS investments from available-for-sale to trading in accordance with SFAS 115, “Accounting for Certain Debt and Equity Investments,” to reflect our intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are to be recorded in current period earnings. For the three month period ended March 31, 2009, we recorded $3.0 million of unrealized gains in relation to the increase in the fair value of the ARS investments and an offsetting entry of approximately $3.0 million related to the decrease in fair value of the Rights. The fair value of the Rights was based on our expected value to be received from UBS which was the difference between par and fair value of the ARS at the end of the current period. This value was discounted using UBS’s credit default swap rate to account for the counterparty risk. We expect that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

In connection with the liquidity issues experienced in the global credit and capital markets, our asset-backed securities, including mortgaged-backed securities (collectively “ABS”) investments and ARS have experienced failed auctions or thinly traded markets. However, we continue to earn and receive interest on these investments at the maximum contractual rate. Due to the lack of observable market quotes on our ARS and ABS investment portfolio, we utilize valuation models that rely on Level 3 unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments is subject to uncertainties that are difficult to predict. We recorded impairment charges related to the ABS investment portfolio that decreased pre-tax income by $1.6 million in the first quarter of 2009. Unrealized losses of $0.3 million, net of tax, related to a temporary decline in the fair value of the remaining available-for-sale securities were recorded during the first quarter of 2009 in accumulated other comprehensive loss as a reduction in stockholders’ equity.

We continue to monitor the market for ARS and ABS and consider its impact, if any, on the fair value of our investments. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges to net income or additional unrealized losses in other comprehensive loss, which could negatively affect our financial condition, statement of operations or cash flow. We intend and have the ability to hold these securities until the market recovers or until they reach maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that based on our cash, cash equivalents and short-term investment balances of $361.3 million at March 31, 2009 and expected operating cash flows, the current lack of an active market in the credit and capital markets will not have a material impact on our ability to fund our operations.

Net cash from financing activities was $2.6 million for the three months ended March 31, 2009, due to $1.1 million from the issuance of common stock under our employee stock purchase plans and $1.5 million of excess tax benefits from stock compensation expense for the period. Net cash used in financing activities was $7.1 million in the three months ended March 30, 2008, due to the repurchase of common stock for $10.0 million offset by $2.8 million from the issuance of common stock under our employee stock option programs and employee stock purchase plans.

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. Repurchases may take place in the open market or through private transactions. Under the plan in the three months ended March 30, 2008, we repurchased 630,000 shares of common stock at a cost of $10.0 million at an average price of $15.78 per share. As of March 31, 2009 and March 30, 2008, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$10,718	$4,905	$3,404	$2,409
Purchase obligations	2,279	2,279	—	—

Total	$12,997	$7,184	$3,404	$2,409

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. In addition, we have agreements containing non-cancelable, nonrefundable payment terms with third parties to purchase services. For our facilities lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by allocating total rental payments on a straight-line basis over the lease term.

Since the adoption of Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, we have recognized approximately $4.4 million in the liability for unrecognized tax benefits, including accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 11—“Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2009, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, the Company made an investment of $0.5 million in NemoTek. In February 2009, the Company invested an additional $1.4 million in NemoTek. As of March 31, 2009, the total investment by the Company in NemoTek is approximately $1.9 million and represents less than a 10 percent holding in NemoTek. For the three months ended March 31, 2009 and March 30, 2008, revenue from NemoTek represented less than 1 percent of the Company’s total revenue. The amount due from NemoTek under the license as of March 31, 2009 was $1.1 million. As of December 31, 2008, the amount due from NemoTek under the license was $1.5 million.

Critical Accounting Estimates

During the three months ended March 31, 2009 there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting policies, see Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K, filed February 27, 2009.

Recent Accounting Pronouncements

See Note 3—“Recent Accounting Pronouncements” of Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2008 Annual Report on Form 10-K, filed on February 27, 2009.

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

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal)

On October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion LLC’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion LLC from continuing to infringe these patents.

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

The trial in this case has been scheduled to begin on September 28, 2009, and discovery is ongoing. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera patents. Tessera opposed the motion on June 21, 2007; Judge Essex did not rule on the motion. On February 22, 2008, the respondents filed a renewed motion to stay the ITC action pending completion of reexamination proceedings relating to the patents at issue, in view of office actions issued by the United States Patent and Trademark Office (“PTO”) in the reexamination of these patents described below in Reexamination Proceedings. An initial hearing of the matter was held on February 25, 2008, and Tessera further opposed the motion in writing on that date. On February 26, 2008, Judge Essex ruled that the action would be stayed in view of the pending reexamination proceedings relating to the patents at issue.

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

The five-day hearing began on July 14, 2008, and was completed on July 18, 2008. On October 16, 2008, Judge Essex issued an order extending the target date for completion of the investigation by the ITC from February 20, 2009 to April 3, 2009, and extended the target date for issuance of the initial determination regarding violation from October 20, 2008 to December 1, 2008.

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

On March 12, 2009, respondents Spansion, Inc. and Spansion LLC (collectively “Spansion”) filed a Notice of Commencement of Bankruptcy Proceedings and Automatic Stay, notifying the Commission of Spansion’s recent filings for bankruptcy and asserting that certain administrative claims against Spansion must be stayed pursuant to section 362 of the Bankruptcy Code. On March 18, 2009, Tessera filed a response to Spansion’s filing, noting that Spansion did not expressly claim that the bankruptcy filing required a stay of this action. On March 23, 2009, the ITC staff submitted a response to Spansion’s filing, asserting that Spansion’s bankruptcy filing does not require any stay of the investigation against Spansion. At this time, the ITC has not taken any action regarding Spansion’s Notice.

On March 26, 2009, the Commission issued a Notice of Commission Decision to Request Additional Briefing on Remedy and to Extend the Target Date. Pursuant to the notice, the Commission requested additional briefing from the parties, or from any interested third parties, addressing three issues specified in the notice regarding the appropriateness of Tessera’s proposed remedy. The Commission also determined that the target date for issuance of its final determination would be extended from April 14, 2009 until May 20, 2009. Initial written submissions in response to the Commission’s notice were filed by Tessera, certain respondents, the ITC staff, and by certain third parties on April 10, 2009. Reply submissions were filed by Tessera, certain respondents, the ITC staff and certain third parties on April 20, 2009. On April 20, 2009, the Commission also issued an order permitting interested third parties to have an extra nine days, until April 29, 2009, to file additional reply submissions.

A final determination from the Commission is currently scheduled to be issued by May 20, 2009.

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

A nine-day hearing in this action began on September 22, 2008 and was completed on October 3, 2008. The parties completed their post-hearing briefs on October 31, 2008. On January 2, 2009, Judge Essex issued an order extending the target date for issuance of his initial determination regarding violation from January 14, 2009 until March 6, 2009. On February 10, 2009, Judge Essex again extended the target date for issuance of his initial determination regarding violation until May 22, 2009, and extend the target date for completion of the Commission’s investigation until September 22, 2009. On April 2, 2009, Judge Essex again extended the target date for issuance of his initial determination regarding violation, and the initial determination is now due by June 17, 2009. The April 2, 2009 order also extended the target date for completion of the Commission’s investigation until November 17, 2009.

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

On March 12, 2009, Tessera filed a Motion for Termination of the action, noting that it appeared highly unlikely that an effective Trade Alert could be in place materially before the expiration of certain asserted patents, as well as certain changes in ITC case law since the institution of this case relating to the remedies. Certain of the respondents have consented to termination, and others have consented in part and opposed in part. The motion is currently under submission before Judge Essex. There are currently various discovery and other motions pending before Judge Essex, including motions for sanctions filed by the Company and filed against the Company.

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

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Civil Action No. 05-04063 CW (N.D.Cal.)

On September 18, 2008, the Company filed a complaint in the Superior Court for the State of California against United Test and Assembly Center, Ltd. and UTAC America, Inc. (“UTAC”) alleging breach of contract for failure to pay Tessera the full royalty due under its license agreement. The Company is also alleging violations of California unfair competition laws and seeking compensatory and punitive damages.

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

On March 25, 2009, UTAC filed a motion to designate the action as complex, and have the case reassigned to a judge on the State Court’s complex panel. Tessera opposed the motion. On April 17, 2009, the Court granted UTAC’s motion, and the case was reassigned to Judge Robert Freedman.

On March 19, 2009, Tessera filed a Special Motion to Strike Cross-Complaint under California Code of Civil Procedure section 425.16, asserting that UTAC’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law were barred by California’s “anti-SLAPP” statute. On April 16, 2009, UTAC voluntarily moved to dismiss with prejudice its causes of action for breach of contract and breach of implied covenant of good faith and fair dealing. Tessera did not oppose UTAC’s motion to voluntarily dismiss with prejudice, and the dismissal was entered by the Court. On April 22, 2009, a hearing was held before Judge Freedman and Tessera’s motion was taken under submission. On May 4, 2009, Judge Freedman issued an order granting Tessera’s motion, and striking UTAC’s causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law.

On April 1, 2009, Tessera filed a motion to compel various written discovery and documents from UTAC. A hearing on Tessera’s motion is currently scheduled for May 19, 2009. A Case Management Conference is also scheduled for May 19, 2009.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Reexamination Proceedings

On February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest, and a related request for reconsideration of that decision.

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009.

A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. A response to such official action was filed on May 12, 2008. A second official action was mailed on September 30, 2008 and Tessera filed an amendment to the claims and response to the second official action on October 30, 2008. On March 13, 2009, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, after which a Supplemental Notice of Intent to Issue Ex Parte Reexamination Certificate (Corrected Status) was issued on April 2, 2009, finding certain amended and newly presented claims to be patentable.

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

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera will have an opportunity to respond.

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

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, presently scheduled for June 4, 2009, will be held before the Opposition Division makes any further decisions in the proceeding. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

We earn a significant amount of our revenues from a limited number of customers. For the three months ended March 31, 2009, there were two customers that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

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

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including wafer level packaging, wafer level camera and other image quality enhancement technologies, and µPILR packaging technology. Investments in new technologies are speculative. Commercial success depends on many factors including innovativeness and demand for the technology, availability of materials and equipment, and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

Because we expect a portion of our future growth to be derived from licenses and royalties from our imaging and optics technology in consumer electronics, such as digital still cameras, wireless devices, personal computers and other consumer electronics, our future success depends upon our licensees developing and selling products that incorporate our technology. Any of the following factors could limit the growth of our imaging and optics technology:

•	our ability to innovate and provide solutions at lower costs, with improved performance, or with more enhanced features than our competitors;

•	the relevant markets’ rate of adoption of our imaging and optics technologies;

•	our ability to license our technologies to significant customers in imaging and optics fields; and

•	our competitors who may have superior products or solutions which take away market shares or design wins from us.

Failure by the semiconductor industry to adopt our packaging technology for the next generation high performance DRAM chips would significantly harm our business.

To date, our packaging technology has been used by several companies for high performance DRAM chips. For example, packaging using our technology is used for DDR2 and DDR3 DRAM and we currently have licensees, including Samsung Electronics, Co., Ltd., Qimonda AG, Hynix Semiconductor Inc. and Micron Technology, Inc., who are paying royalties for DRAM chips in advanced packages.

DRAM manufacturers are also currently developing next generation high performance DRAM chips, including next generation of DDR referred to as DDR4, to meet increasing speed and performance requirements of electronic products. We believe that these next-generation, high performance DRAM chips will require advanced packaging technologies such as CSP.

We anticipate that royalties from shipments of these next-generation, high performance DRAM chips packaged using our technology may account for a significant percentage of our future revenues. If semiconductor manufacturers do not continue to use packages employing our technology for the next generation of high performance DRAM and find a viable packaging technology for use with next generation high performance DRAM chips, or if we do not receive royalties from next generation, high performance DRAM chips that use our technology, our future revenues could be adversely affected.

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

Our imaging and optics solutions rely on the use of certain materials from a single supplier or a limited number of suppliers. The lack of availability of these materials could delay the execution of our business strategy and adversely affect our revenue.

We rely on the use of certain materials available from a single supplier or a limited number of suppliers for the manufacturing of our small form factor micro-optics and for our development in wafer-level optics and wafer level camera solutions. If any or some of these materials become unavailable, or, if any of these suppliers cease operations and we cannot find an alternative source, our development effort for our wafer level optics and camera solutions could be delayed and our revenue from imaging and optics could be adversely affected.

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

At March 31, 2009, we held $153.8 million in cash and cash equivalents and $230.0 million in short-term and long-term investments. These sums were invested in various financial securities such as corporate and municipal bonds, variable rate demand notes, asset-backed obligations, auction rate securities, commercial paper, agency bonds and notes, money market funds meeting certain criteria, and cash held at bank demand accounts. The ongoing financial turmoil, originally caused by the sub-prime mortgage crisis in the United States, has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The financial market risks associated with our investment portfolio may have a negative adverse effect on our financial condition, results of operations or cash flows.

Our investments as of March 31, 2009 include $22.6 million in auction rate municipal bond securities (“ARS”) and asset-backed securities, including mortgaged-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. A failed auction results when sell orders exceed buy orders. For the three months ended March 31, 2009, we recorded a loss to earnings of $1.6 million due to an other-than-temporary impairment of ABS investments and a gain of $3.0 million on the increase in fair value of our ARS investments, offset by a loss of $3.0 million to earnings related to the UBS rights discussed in Note 13 —“Fair value” in the Notes to Condensed Consolidated Financial Statements in this report. In addition, we have recorded net unrealized losses of $0.3 million, net of tax, in accumulated other comprehensive loss as a reduction in stockholders’ equity, reflecting adjustments to the remaining available-for-sale securities with a temporary decline in value. As a result of auction failures and thinly traded markets, our ability to liquidate and fully recover the carrying value of our ARS and ABS in the near term may be limited or not exist. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional deterioration in underlying collateral on any investments in our portfolio, we may incur impairment charges or additional unrealized losses, and investments may be reclassified as long-term investments in our financial statements in future reporting periods. These events could negatively affect our financial condition, results of operations or cash flows.

The recent economic downturn and financial crisis could negatively affect our businesses, results of operations and financial condition.

Recent worldwide economic and market conditions have been unprecedented and challenging with a global recession and worsening credit conditions continuing in 2009. Slower economic activity, increased unemployment, the continued crisis in the financial and credit markets, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have contributed to and continue to contribute to a global recession. This global recession has led to reduced customer spending in the wireless communications and semiconductor markets, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities and has caused U.S. and foreign businesses to slow spending on our products and services. Our major licensees have experienced reductions in semiconductor sales which could materially and adversely affect our revenues, results of operations and financial condition. Furthermore, the crisis in the capital and credit markets limits the ability of our customers to timely borrow and access the capital and credit markets to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products and services, which could materially and adversely impact our results of operations or cash flows.

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

We derive a significant portion of our revenues from licensees headquartered outside of the United States. We have also expanded our operations outside of the United States such as research and development facilities in Japan, Israel, Ireland and Romania to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

•	Fluctuations in exchange rates between the U.S. dollar and foreign currencies as our revenues are denominated principally in U.S. dollars and a portion of our costs are based in non U.S. dollars;

•	Security concerns, including crime, political instability, terrorist activity, anti-American sentiment, armed conflict and civil or military unrest;

•	Changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment;

•	Regulatory requirements and prohibitions that differ between jurisdictions;

•	Laws and business practices favoring local companies;

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

While we generally do not indemnify our licensees, some of our license agreements in imaging and optics provide limited indemnities for certain actions brought by third parties against our licensees, and some require us to provide technical support and information to a licensee that is involved in litigation for using our technology. We expect to agree to provide similar indemnity or support obligations to future licensees. Our indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee’s development, marketing and sales of licensed imaging and optics products could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse affect on our business operations, consolidated financial position, results of operations or cash flows.

We could experience losses due to product liability claims or may be subject to claims of intellectual property infringement, either of which could result in substantial costs to us.

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

Third parties could assert patent or other intellectual property infringement claims against us based on the products and services that we sell. It may be time consuming and costly to defend ourselves against any of these claims, regardless of their validity, and we may not prevail. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the United States and abroad. In the event of a claim of infringement, we may be required to obtain one or more licenses from or pay royalties to third parties. We may be unable to obtain any such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain such license could harm our business.

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

We have historically used stock options and other forms of stock-based compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. Since the adoption of SFAS 123(R), “Share-Based Payment,” we have recorded increased compensation costs associated with our stock-based compensation programs. With the decline of our stock price in the last year, many of our employees now hold stock options with exercise prices significantly higher than the current market price of our common stock. We have made a proposal to the stockholders at the next annual meeting to approve a one-time stock option exchange program intended to provide incentive to help retain and motivate our employees. Difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant stock- based compensation to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

We operate our business globally in many jurisdictions worldwide. Our corporate headquarters are located in the state of California which has recently declared the possibility of insolvency. As a result, the state has stopped certain improvement projects and disrupted certain services to its residents, and future state actions are uncertain. Our results of operations could be adversely impacted if the state proposes additional taxation or other measures to increase its revenue through tax levies on corporations like us or on its residents, like our employees. In addition, we have operations in the various countries worldwide, including Hungary and Romania, where the countries may be facing financial crisis. For example, the government of Hungary implemented special taxes on corporations in 2007 and has notably increased its tax examination activities. If the governments of these states or countries where we have business operations cannot provide public services, impose additional tax regulations or levies, or increase their tax examination activities, our business operations may be interrupted and our results of operations may be adversely impacted.

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

In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments and goodwill. Under GAAP, we are required to review our amortizable intangible assets such as patent portfolio and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on December 17, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference)

10.1+	Consulting Agreement, dated April 3, 2009, between Tessera, Inc. and Bruce M. McWilliams (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed on April 6, 2009, and incorporated herein by reference)

10.2+	Employment Transition and Consulting Agreement, dated April 3, 2009, between Tessera, Inc. and Scot A. Griffin (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.3+	Form of Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.4+	Form of Amended and Restated Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2009

Tessera Technologies, Inc.

By:	/s/ Michael Anthofer
Michael Anthofer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on December 17, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference)

10.1+	Consulting Agreement, dated April 3, 2009, between Tessera, Inc. and Bruce M. McWilliams (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed on April 6, 2009, and incorporated herein by reference)

10.2+	Employment Transition and Consulting Agreement, dated April 3, 2009, between Tessera, Inc. and Scot A. Griffin (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.3+	Form of Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.4+	Form of Amended and Restated Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.