Form 10-Q
period 2009-06-30
TESSERA TECHNOLOGIES INC
filed 2009-08-06
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 49,565,549 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$115,675	$87,890
Short-term investments	241,364	188,610
Accounts receivable, net of allowance for doubtful accounts $60 and $60	14,174	14,724
Inventories	1,299	1,534
Short-term deferred tax assets	2,836	2,409
Other current assets	5,068	8,220

Total current assets	380,416	303,387

Property and equipment, net	41,655	36,984
Intangible assets, net	70,670	71,312
Goodwill	45,150	40,444
Long-term deferred tax assets	19,227	19,756
Long-term investments	21,166	22,134
Other assets	3,963	7,572

Total assets	$582,247	$501,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,440	$2,924
Accrued legal fees	4,750	13,945
Accrued liabilities	17,065	17,747
Deferred revenue	6,532	6,085
Income tax payable	8,331	1,385

Total current liabilities	39,118	42,086
Long-term deferred tax liabilities	8,991	8,991
Other long-term liabilities	3,608	3,608

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock: $0.001 par value; 150,000 shares authorized; 49,975 and 49,132 shares issued, respectively, and 49,330 and 48,487 shares outstanding, respectively	50	49
Additional paid-in capital	379,093	347,568
Treasury stock at cost: 645 and 645 shares of common stock, respectively	(10,505)	(10,505)
Accumulated other comprehensive income (loss)	18	(777)
Retained earnings	161,874	110,569

Total stockholders’ equity	530,530	446,904

Total liabilities and stockholders’ equity	$582,247	$501,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008

Revenues:
Royalty and license fees	$59,870	$49,944	$171,727	$100,184
Product and service revenues	2,401	6,370	5,120	15,481

Total revenues	62,271	56,314	176,847	115,665

Operating expenses:
Cost of revenues	3,902	4,395	8,000	8,727
Research, development and other related costs	16,849	14,894	33,479	29,047
Selling, general and administrative	17,282	17,585	34,778	32,909
Litigation expense	5,538	17,157	14,163	37,350

Total operating expenses	43,571	54,031	90,420	108,033

Operating income	18,700	2,283	86,427	7,632
Other income and expense, net	1,096	1,479	3,858	4,313

Income before taxes	19,796	3,762	90,285	11,945
Provision for income taxes	7,960	3,678	38,980	9,635

Net income	$11,836	$84	$51,305	$2,310

Basic and diluted net income per share:

Net income per share-basic	$0.24	$0.00	$1.06	$0.05

Net income per share-diluted	$0.24	$0.00	$1.06	$0.05

Weighted average number of shares used in per share calculations-basic	48,420	47,793	48,288	47,973

Weighted average number of shares used in per share calculations-diluted	48,776	48,225	48,496	48,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2009	June 29, 2008

Cash flows from operating activities:
Net income	$51,305	$2,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,326	3,939
Amortization of intangible assets	5,777	5,250
In-process research and development	—	2,500
Impairment on long-term investments and assets, net of gain	1,683	—
Loss on property and equipment	518	21
Stock-based compensation	13,547	10,287
Tax benefits from employee stock option plan	5,805	5,398
Excess tax benefit from stock-based compensation	(3,443)	(5,144)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	550	3,843
Inventories	235	99
Deferred income tax, net	529	—
Other assets	3,115	(164)
Accounts payable	(484)	277
Accrued legal fees	(9,195)	5,832
Accrued liabilities	(1,389)	(75)
Deferred revenue	447	227
Income tax payable	6,946	(400)

Net cash provided by operating activities	80,272	34,200

Cash flows from investing activities:
Purchases of property and equipment	(8,817)	(3,911)
Proceeds from sale of property and equipment	9	—
Purchases of short-term and long-term available-for-sale investments	(122,748)	(164,048)
Proceeds from maturities and sales of short-term and long-term available-for-sale investments	72,808	143,480
Purchases of intangible assets	(3,635)	(3,550)
Acquisitions and equity investment, net of cash acquired	(5,721)	(36,214)

Net cash used in investing activities	(68,104)	(64,243)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	3,443	5,144
Proceeds from exercise of stock options	11,123	1,533
Proceeds from employee stock purchase program	1,051	1,311
Repurchase of common stock	—	(9,961)

Net cash provided by (used in) financing activities	15,617	(1,973)

Net increase (decrease) in cash and cash equivalents	27,785	(32,016)
Cash and cash equivalents at beginning of period	87,890	207,158

Cash and cash equivalents at end of period	$115,675	$175,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”), is a technology innovator that invests in, licenses and delivers innovative miniaturization technologies for next-generation electronic devices. The condensed consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2009 and June 29, 2008, and for the three months then ended, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2008 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K, filed on February 27, 2009.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2009 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting. The current three month period ended on Tuesday, June 30, 2009. Prior to December 31, 2008, the Company employed a four-week, four-week, five-week reporting period for its quarterly reporting. The prior year comparative three month period ended on Sunday, June 29, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2009, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Financial Instruments

Investments consist primarily of corporate and tax-exempt commercial paper, corporate bonds and notes, treasury and agency notes and bills, variable rate demand notes, municipal bonds and notes, auction rate municipal bonds (“ARS”) and asset-backed securities, including mortgage-backed securities (collectively “ABS”). Investments with remaining maturities from original purchase date of less than three months are considered to be cash equivalents. Investments with remaining maturities from original purchase date greater than three months are generally classified as available-for-sale for use in current operations, if required, and are classified as short-term investments. Investments determined to lack an active market for a period greater than 12 months are classified as long-term investments. ARS covered under put rights are classified as trading securities. The Company’s cash equivalents, short-term and long-term investments are classified as available-for-sale, except for ARS which are classified as trading, and are reported at fair value at period end. Unrealized gains and losses on securities, net of tax, that are deemed to be temporary are recorded in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividend income and realized gains or losses are included in other income and expense, net.

The Company evaluates the investments periodically for possible other-than-temporary impairment. Effective in April 2009, the Financial Accounting Standards Board (“FASB”) amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. Under the guidance, if the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to other income and expense, net. If the Company does not have the intent to sell the security and will not be required to sell the security before its anticipated recovery on a more likely than not basis, the revised guidance requires the Company to determine the portion of the other-than-temporary impairment related to credit factors, or the credit loss portion, and the portion that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security and is recorded as a charge to other income and expense, net. The noncredit loss portion is the difference between the decline in fair value and the credit loss portion of the other-than-temporary impairment and is recorded as a separate component of other comprehensive income (loss). At adoption, the noncredit loss portion of the other-than-temporary impairment to date is to be recorded to other comprehensive income (loss), offset by an entry to the retained earnings as a one-time adjustment. The Company has determined that it has the intent to sell previously impaired securities and therefore, did not make such an adjustment. Prior to the adoption, the Company reviewed factors such as the length of time and extent to which fair value has been below cost basis, the quality rating of the investments as investment grade, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. A loss is recognized in other income and expense, net, when it is determined that an other-than-temporary decline in fair value has occurred.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company carries marketable securities at fair value and discloses fair value measurements in accordance with SFAS No. 157. See Note 1— “Fair Value” for a description of fair value measurements and related disclosures.

Revenue Recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” FASB’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” AICPA Statement of Position 97-2, “Software Revenue Recognition,” and any applicable amendments or modifications, and Emerging Issues Task Force Issue (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” The Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

Royalty and license fees

Royalty and license fees revenues include revenues from license fees, royalty payments and royalty payments resulting from license compliance audits. Licensees typically pay a non-refundable license fee and revenues from license fees are generally recognized at the time the license agreement is executed by both parties. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the services, which is based on the price the Company charges for similar services when they are sold separately. These revenues are reported as service revenues. Semiconductor manufacturers and assemblers pay on-going royalties on their production or shipment of semiconductors incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information within 30 to 60 days after the end of the quarter in which such activity took place. Since there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. The Company also completes periodic compliance audits of licensees to independently verify the accuracy of the information contained in the licensees’ royalty reports.

While the majority of the Company’s revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. The non-standard significant business terms and conditions are included in certain software and license agreements and are related to payment terms. The Company provides payment terms to customers dependent upon their financial strength, credit worthiness and the Company’s collection experience with the customer. If the Company provides extended payment terms beyond these standard terms, revenue is deferred until payment is due and collectibility is probable and/or reasonably assured based on customer credit worthiness and past history of collection. When collectibility is not considered probable, revenue is deferred until collection.

In addition, the Company may enter into certain sales transactions that involve multiple element arrangements such as software licenses, design services and technical services with no rights of return. If the Company can objectively determine the fair value of each element, revenue is allocated based on the residual method where the fair value of any undelivered elements is deferred, and recognized upon delivery or over the period in which the service is performed. If the Company cannot objectively determine the fair value of any undelivered elements included in a multiple-element arrangement, revenue is deferred until all elements are delivered and/or services have been performed, or until the Company can objectively determine the fair value of all remaining undelivered elements.

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

Product and service revenues

Product and service revenues include sales of micro-optics products and engineering product development services. Product revenue principally consists of micro-optics products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as refractive, diffractive and integrated optical elements sold for telecommunications and photonic applications. The Company recognizes revenue from product sales when fundamental criteria are met, such as title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Shipping terms are generally freight-on-board shipping point. Service revenue principally consists of engineering, assembly and infrastructure services, which the Company believes accelerate the incorporation of the Company’s technology into customers’ products and aid in the Company’s understanding of the electronic industry future packaging requirements. For certain service arrangements, the Company utilizes the completed-contract and the percentage-of-completion methods of accounting for commercial and government contracts, dependent upon the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee and fixed-priced contracts are recognized upon acceptance of deliverables by the customer or in accordance with the contract specifications, assuming title and risk of loss has transferred to the customer, prices are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues from services related to training are recognized when services are performed.

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

See Note 10 — “Income Taxes” for additional details.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, (“SFAS No. 165”) “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. Since SFAS 165 only requires additional disclosures, the adoption did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167 (“SFAS No. 167”), “Amendments to FASB Interpretation No. 46(R)”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. The Company is currently evaluating the impact that SFAS No. 167 may have on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168 (“SFAS No. 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” and with that authorized the FASB Accounting Standards Codification (“Codification”) as the new source for authoritative US GAAP. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in May 2008 and identified the sources of accounting principles and the framework for selecting them. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it becomes effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. Since SFAS No. 168 pertains to references of US GAAP in disclosures, the Company does not expect the adoption to have an impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Financial Staff Position (“FSP”) SFAS No. 157-2 which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS No. 157 for fiscal year 2008 and FSP FAS No. 157-2 on January 1, 2009. See Note 14 — “Fair Value” for information and related disclosures regarding the Company’s fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In January 2009, the Company adopted SFAS No. 141R, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. In January 2009, the Company adopted SFAS No. 160, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” addresses consistency in financial reporting by increasing the frequency of fair value disclosures. FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt them for interim and annual periods ending after March 15, 2009. In April 2009, the Company adopted the FSPs, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$332	$369
Work in process	359	677
Finished goods	608	488

	$1,299	$1,534

Property and equipment consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Furniture and equipment	$46,967	$39,160
Land and buildings	15,712	15,628
Leasehold improvements	3,876	4,142

	66,555	58,930
Less: Accumulated depreciation and amortization	(24,900)	(21,946)

	$41,655	$36,984

Accrued liabilities consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Employee compensation and benefits	$9,268	$10,435
Other	7,797	7,312

	$17,065	$17,747

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Unrealized gains (losses) on available-for-sale securities, net of tax	$18	$(777)

Accumulated other comprehensive income (loss)	$18	$(777)

NOTE 5 – BUSINESS COMBINATIONS

FotoNation, Inc.

In February 2008, Tessera completed its acquisition of FotoNation, Inc. (“FotoNation”), a Delaware corporation and a leading provider of embedded imaging solutions for digital still camera and mobile phone applications.

As a result of the acquisition, FotoNation became a wholly owned subsidiary of the Company in a business combination transaction accounted for using the purchase method of accounting, with the results of the acquired entity included in the Imaging and Optics segment as of the acquisition date. The net purchase consideration of $38.6 million included a cash payment of $38.7 million for all outstanding shares of capital stock and vested stock options, transaction costs of $1.0 million, net of a repayment of $1.1 million from the shareholders due to non-achievement of certain milestones for $1.1 million. Included in the cash payment is $4.7 million paid to shareholders in June 2009 as part of a $10 million possible payout upon achievement of certain milestones. The purchase price includes $2.9 million of cash acquired. Of the purchase consideration, $8.9 million is held in escrow as of June 30, 2009, and is subject to forfeiture to satisfy the indemnification obligations, if any, of the former stockholders of FotoNation. The escrow will expire in February 2010. During the three month period ended June 30, 2009, the Company recorded an additional deferred tax asset of $0.4 million. As a result, the Company allocated $1.7 million of the purchase price to acquired net tangible assets consisting of accounts receivable, property and equipment, income tax payable and various assumed assets and liabilities, $25.5 million to amortizable identified intangible assets and $8.9 million to goodwill.

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

NOTE 6 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development, if any, is capitalized as an intangible asset and amortized over its estimated useful life. The value of the Company’s identified intangible assets and goodwill could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of the Company’s common stock, (iii) significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results.

In 2009, the Company changed its reportable segments from Intellectual Property segment and Product and Service segment to Micro-electronics segment and Imaging and Optics segment as a result of a reorganization of its reporting units. The underlying reporting units did not change. As a result, the carrying value for goodwill at December 31, 2008 of $40.4 million was reallocated to the Imaging and Optics segment. See Note 12— “Segment and Geographic Information” for additional detail.

The allocation of goodwill to segments and the changes to the carrying value from January 1, 2009 through June 30, 2009 is reflected below (in thousands):

Imaging and Optics
Balance at January 1, 2009	$40,444
Goodwill acquired through the D-Blur Technologies Ltd. acquisition	450
Adjustment to goodwill related to FotoNation, Inc. acquisition	4,256

Balance at June 30, 2009	$45,150

Identified intangible assets consisted of the following (in thousands):

		June 30, 2009			December 31, 2008
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net

Acquired patents	3-15	$28,471	$(5,801)	$22,670	$24,736	$(4,422)	$20,314
Existing technology	5-10	51,161	(14,983)	36,178	51,161	(11,683)	39,478
Trade name	4-10	3,620	(1,084)	2,536	3,620	(881)	2,739
Customer contracts	3-9	11,900	(2,738)	9,162	10,500	(1,984)	8,516
Non-competition agreements	2	1,400	(1,400)	0	1,400	(1,296)	104
Assembled workforce	4	300	(176)	124	300	(139)	161

		$96,852	$(26,182)	$70,670	$91,717	$(20,405)	$71,312

Amortization expense for the three months ended June 30, 2009 and June 29, 2008 amounted to $2.9 million and $2.9 million, respectively. Amortization expense for the six months ended June 30, 2009 and June 29, 2008 amounted to $5.8 million and $5.3 million, respectively.

As of June 30, 2009, the estimated future amortization expense of purchased identified intangible assets is as follows (in thousands):

2009 (remaining 6 months)	$6,029
2010	11,860
2011	11,511
2012	10,741
2013	9,878
Thereafter	20,651

$70,670

NOTE 7 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008

Numerator:
Net income	$11,836	$84	$51,305	$2,310
Denominator:
Weighted average common shares outstanding	48,806	48,339	48,698	48,348
Less: Unvested common shares subject to repurchase	(386)	(546)	(410)	(375)

Total shares-basic	48,420	47,793	48,288	47,973
Effect of dilutive securities
Stock awards and warrants	264	336	153	352
Restricted stock	92	96	55	99

Total shares-diluted	48,776	48,225	48,496	48,424

Net income per common share-basic	$0.24	$0.00	$1.06	$0.05
Net income per common share-diluted	$0.24	$0.00	$1.06	$0.05

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

For the three and six months ended June 30, 2009, options to purchase approximately 6.0 million and 6.5 million shares of common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive. For the three and six months ended June 30, 2008, options to purchase approximately 3.7 million and 3.1 million shares of common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2009, the Company has repurchased a total of 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under this plan. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2009, the total amount available for repurchase was $89.5 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of June 30, 2009, there were no shares reserved for grant under these plans. As of June 30, 2009, only the cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board of Directors adopted and the Company stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options and restricted stock awards granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and restricted stock units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. As of June 30, 2009, there were 2,195,000 shares available for grant under this plan.

A summary of stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2008	6,779	$24.25
Options granted	379	$16.73
Options exercised	(693)	$16.04
Options forfeited / expired	(152)	$28.37

Balance at June 30, 2009	6,313	$24.60

Information with respect to outstanding restricted stock awards and units as of June 30, 2009 was as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2008	925	$29.91
Awards and units granted	69	$18.28
Awards and units vested	(183)	$35.07
Awards and units cancelled / forfeited	(24)	$35.13

Balance at June 30, 2009	787	$27.53

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

As of June 30, 2009 and June 29, 2008, there were 719,000 and 703,000 shares, respectively, available for grant under the ESPP.

NOTE 9 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and six months ended June 30, 2009 and June 29, 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Cost of revenues	$140	$148	$251	$253
Research, development & other related costs	3,443	1,703	6,110	3,114
Selling, general & administrative	3,648	3,943	7,186	6,920

Total stock-based compensation expense	$7,231	$5,794	$13,547	$10,287

The stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2009 and June 29, 2008 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008

Employee stock options	$4,510	$3,089	$7,954	$5,524
Restricted stock awards and units	2,264	2,345	4,718	3,999
Employee stock purchase plan	457	360	875	764

Total stock-based compensation expense	$7,231	$5,794	$13,547	$10,287

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

The following assumptions were used to value the options granted:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008

Expected life (in years)	3.70	4.00	3.70	4.00
Risk-free interest rate	1.6%	3.0%	1.2 -1.6%	2.6 -3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	75.6%	59.9%	73.5 -75.6%	59.9%

NOTE 10 – INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2009 was $8.0 million and $39.0 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The income tax provision for the three and six months ended June 29, 2008 was $3.7 million and $9.6 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses. Such jurisdictions’ tax is based on actual withholding taxes for the quarter. The increase in the income tax provision for the three and six months ended June 30, 2009 as compared to the three and six months ended June 29, 2008 is primarily attributable to the increase in pre-tax income for the period, taxed at the statutory income tax rate, and off-set by non-benefitted tax losses in foreign jurisdictions.

As of June 30, 2009 and December 31, 2008, unrecognized tax benefits determined in accordance with FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” approximated $4.3 million. The change in the unrecognized tax benefits was immaterial for the period. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $2.6 million at June 30, 2009.

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the three and six months ended June 30, 2009, interest and penalties related to unrecognized tax benefits were immaterial and are included in unrecognized tax benefits. The Company does not expect any of its unrecognized tax benefits to expire within the next twelve months.

As of June 30, 2009, the Company’s tax returns in one or more jurisdictions are generally not open to examination by tax authorities for years before 2004. In the United States, the Company’s federal and state net operating loss or credit carryforwards generated prior to 2004 may be subject to examination. The Company is currently under examination by a U.S. state for the tax years 2006 and 2007. The outcome of such examination is not known, and therefore, the Company is unable to estimate the effect to the Company’s financial position, results of operations or cash flows.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three and six months ended June 30, 2009 and June 29, 2008 amounted to $0.6 million, $1.3 million, $0.6 million, and $0.9 million, respectively. In addition, the Company has agreements containing non-cancelable, nonrefundable payment terms with third parties to purchase services.

As of June 30, 2009, future minimum lease payments and non-cancelable purchase obligations are as follows (in thousands):

	Purchase Obligations	Lease Obligations	Total
2009 (remaining 6 months)	$1,482	$1,099	$2,581
2010	56	1,677	1,733
2011	—	1,634	1,634
2012	—	1,687	1,687
2013	—	1,726	1,726
Thereafter	—	2,409	2,409

	$1,538	$10,232	$11,770

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC. The Company expects that potential damages will continue to accrue during the stay period. Upon completion of the ITC actions, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

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

Discovery in the action is ongoing. On June 12, 2009, Hynix filed three motions for summary judgment, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary judgment motions are currently due to be filed on August 14, 2009. A hearing on Hynix’s motions is currently scheduled for August 28, 2009.

On July 10, 2009, the court granted in part Hynix’s motion to continue the trial date, but ruled that all discovery deadlines would remain as previously scheduled. A new trial date will be addressed by the Court at a hearing on August 28, 2009.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same, ITC No. 337-TA-605

On April 17, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC and ST Microelectronics N.V. The ITC, among other things, investigated infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and considered Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

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

On December 1, 2008, Judge Essex issued the Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond. He found, among other things, that Tessera had established a domestic industry in the United States due to Tessera’s licensing program, that the asserted patents are valid, but that Tessera had failed to prove infringement of the asserted claims of the patents-in-suit.

On December 15, 2008, Tessera, certain Respondents, and the Staff filed petitions for review of the Initial Determination. The parties filed replies to each others’ petitions for review on December 23, 2008.

On January 29, 2009, the Commission announced that it had decided to review the Initial Determination in part. Specifically, the Commission determined to review, among other issues, Judge Essex’s findings that the Respondents’ accused devices do not infringe the asserted claims and that a particular prior art device does not anticipate the asserted patents under 35 U.S.C. §§ 102(b) or (g). The Commission originally set a deadline of February 13, 2009 for the parties to submit responses to particular questions posed by the Commission, with February 23, 2009 set as the deadline for reply submissions. The Commission later extended those deadlines to February 23, 2009 and March 5, 2009, respectively.

On March 12, 2009, respondents Spansion, Inc. and Spansion LLC (collectively “Spansion”) filed a Notice of Commencement of Bankruptcy Proceedings and Automatic Stay, notifying the Commission of Spansion’s recent filings for bankruptcy and asserting that certain administrative claims against Spansion must be stayed pursuant to section 362 of the Bankruptcy Code. On March 18, 2009, Tessera filed a response to Spansion’s filing, noting that Spansion did not expressly claim that the bankruptcy filing required a stay of this action. On March 23, 2009, the ITC staff submitted a response to Spansion’s filing, asserting that Spansion’s bankruptcy filing does not require any stay of the investigation against Spansion. On May 20, 2009, the ITC denied Spansion’s request to stay the investigation against Spansion.

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

On May 20, 2009, the Commission issued its Final Determination in the action. The Commission, among other things, reversed Judge Essex’s ruling that Tessera had not proven infringement by the respondents, and ruled that Tessera had established infringement. The Commission affirmed Judge Essex’s ruling that the patents are not invalid. The Commission denied Tessera’s request for a General Exclusion Order, but granted a Limited Exclusion Order against all respondents (and certain related entities) and Cease and Desist Orders against certain respondents (and certain related entities).

On or about July 19, 2009, the Presidential Review period expired, and no alterations were made to the ITC’s orders in the investigation. The Investigation by the ITC is now being appealed, as discussed immediately below.

On or about June 2, 2009, Motorola, Inc. and Tessera entered into a settlement and license agreement regarding certain Tessera technology, including the patents at issue in the ITC investigation.

The Company cannot predict the outcome of this proceeding, which may be impacted by appellate proceedings, as discussed immediately below. An adverse decision in proceedings regarding this action could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Spansion, Inc. et al., v. International Trade Commission and Tessera, Inc., U.S. Court of Appeals for the Federal Circuit Case Nos. 2009-1460, 2009-1461, 2009-1462, and 2009-1465

On or about July 20, 2009, Respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC and ST Microelectronics N.V. filed appeals of the ITC’s Final Determination in Investigation No. 337-TA-605 with the United States Court of Appeals for the Federal Circuit. The appellants also filed certain “emergency” motions seeking a stay of the ITC’s limited exclusion order and cease and desist orders during the pendency of the appeal proceedings, as well as immediate stay of those ITC orders while the Federal Circuit considers briefing as to whether to grant a stay during the appeal.

On July 22, 2009, the Federal Circuit issued an order consolidating appeals from the ITC’s 337-TA-605 investigation, and ordering Tessera and the ITC to file responses to the appellants’ motion to stay no later than July 29, 2009. The Federal Circuit’s order did not grant the appellants’ requests for an immediate stay during briefing on the stay motion, and the ITC’s orders will thus remain in effect pending a ruling on the appellants’ motion to stay or other ruling on the subject.

On July 29, 2009, Tessera and the ITC each filed their briefing in opposition to a stay of the ITC’s orders during the appeal. On August 3, 2009, the respondents filed a reply brief in support of their motion. On August 4, 2009, Tessera filed a supplemental response to the respondents’ reply brief. Also on August 4, 2009, the Federal Circuit issued an order denying Tessera’s request for leave to file a brief in excess of the usual page limits, and ordered Tessera to file a corrected version of its July 29, 2009 brief consisting of no more than 20 pages. Tessera filed its corrected brief on August 6, 2009. The parties await a decision from the Federal Circuit.

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

On or about June 2, 2009, Motorola, Inc. and Tessera entered into a settlement and license agreement regarding certain Tessera technology, including the patents at issue in this action. Tessera’s request to dismiss Motorola, Inc. from the action was granted by the Court on June 8, 2009.

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

A nine-day hearing in this action began on September 22, 2008 and was completed on October 3, 2008. The parties completed their initial post-hearing briefing on October 31, 2008. On January 2, 2009, Judge Essex issued an order extending the date for issuance of his initial determination regarding violation from January 14, 2009 until March 6, 2009. On February 10, 2009, Judge Essex again extended the date for issuance of his initial determination regarding violation until May 22, 2009, and extended the target date for completion of the Commission’s investigation until September 22, 2009. On April 2, 2009, Judge Essex again extended the date for issuance of his initial determination regarding violation until July 17, 2009, and extended the target date for completion of the Commission’s investigation until November 17, 2009. On June 12, 2009, Judge Essex again extended the date for issuance of his initial determination until August 28, 2009. The June 12, 2009 order also extended the target date for completion of the Commission’s investigation until December 29, 2009.

In a separate June 12, 2009 order, Judge Essex requested briefing from the parties as to the effect, if any, of the Commission’s opinion in the 337-TA-605 investigation on the infringement analysis that Judge Essex should undertake in the 377-TA-630 investigation. The parties submitted their initial briefing on this issue on June 26, 2009, and their reply briefing on July 6, 2009.

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

This ITC action was assigned to Judge Essex. On June 13, 2008, Judge Essex issued an order setting the target for completion of the investigation at August 28, 2008, with an initial determination to be issued no later than May 28, 2009. A seven-day hearing was tentatively scheduled to begin on February 5, 2009. On September 30, 2008, Judge Essex issued an order granting the parties’ joint request to extend the hearing date and rescheduled the hearing to begin on March 16, 2009, with a new target completion date of November 2, 2009. On October 29, 2008, Judge Essex issued an order granting Tessera’s request to add another patent, U.S. Patent No. 5,663,106, to this investigation. The Judge granted an additional extension in the procedural schedule, hearing date and target date to accommodate additional discovery for the newly added patent. Under the new schedule, the hearing was scheduled to begin on April 27, 2009, the Judge’s initial determination was due on August 7, 2009, and the target date for completion of the investigation was December 7, 2009.

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

On March 12, 2009, Tessera filed a Motion for Termination of the action, noting that it appeared highly unlikely that an effective Trade Alert could be in place materially before the expiration of certain asserted patents, as well as certain changes in ITC case law since the institution of this case relating to the remedies. Certain of the respondents have consented to termination, and others consented in part and opposed in part. On July 17, 2009, Judge Essex granted Tessera’s motion to terminate the investigation. In a separate order issued on the same date, Judge Essex found that respondent Siliconware Precision Industries, Ltd. had violated certain court orders in the action.

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

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Case No. RG08410327

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

On March 19, 2009, Tessera filed a Special Motion to Strike Cross-Complaint under California Code of Civil Procedure section 425.16, asserting that UTAC’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law were barred by California’s “anti-SLAPP” statute. On April 16, 2009, UTAC voluntarily moved to dismiss with prejudice its causes of action for breach of contract and breach of implied covenant of good faith and fair dealing. Tessera did not oppose UTAC’s motion to voluntarily dismiss with prejudice, and the dismissal was entered by the Court. On April 22, 2009, a hearing was held before Judge Freedman and Tessera’s motion was taken under submission. On May 4, 2009, Judge Freedman issued an order granting Tessera’s motion, and striking UTAC’s causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law. On June 25, 2009, Tessera filed a motion seeking recovery from UTAC of its costs and attorneys’ fees incurred in connection with the successful motion. Tessera’s motion for costs and attorneys’ fees is set for hearing on August 27, 2009.

Discovery is in progress, and various discovery disputes have been submitted to the Court. Trial in the UTAC action has been set for January 11, 2010.

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009. An advisory action was mailed by the PTO on June 22, 2009, maintaining all of the rejections presented in the Action of March 6, 2009. On July 1, 2009, Tessera filed a petition to withdraw the finality of the official action mailed on March 6, 2009. The PTO issued a decision on July 10, 2009 dismissing Tessera’s petition of July 1, 2009. Tessera has an opportunity to seek reconsideration of this decision and will have an opportunity to appeal from the official action mailed on March 6, 2009, if not withdrawn.

A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. A response to such official action was filed on May 12, 2008. A second official action was mailed on September 30, 2008 and Tessera filed an amendment to the claims and response to the second official action on October 30, 2008. On March 13, 2009, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, after which a Supplemental Notice of Intent to Issue Ex Parte Reexamination Certificate (Corrected Status) was issued on April 2, 2009, finding certain amended and newly presented claims to be patentable. The Reexamination Certificate issued on June 30, 2009.

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

On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera has an opportunity to seek reconsideration of this decision and to pursue an appeal from the Right of Appeal Notice, if not withdrawn.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal Notice was issued on June 22, 2009. On July 13, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 13, 2009, Tessera filed a Notice of Appeal on July 22, 2009.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims. Tessera will have an opportunity to respond.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009.

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

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke of the EP672 Patent. Tessera will have an opportunity to appeal. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Insolvency Proceedings over the Estate of Qimonda AG, Local Court of Munich, Insolvency Court, File No. 1542 IN 209/09

On January 23, 2009, Qimonda AG filed a bankruptcy petition with the Local Court of Munich, Insolvency Court. On April 1, 2009, the Court opened insolvency proceedings over the estate of Qimonda AG and appointed Rechtsanwalt Dr. Michael Jaffé as the insolvency administrator. On or about May 27, 2009, Dr. Jaffé chose non-performance of Tessera’s license agreement with Qimonda AG under Section 103 of the German Insolvency Code and purported to terminate the license agreement. On June 12, 2009, Tessera filed a Proof of Claim in the Qimonda AG bankruptcy alleging amounts due of approximately 15.7 million Euros.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Spansion, LLC, U.S. Bankruptcy Court (Del.), Case No. 09-1069; In re Spansion, Inc., U.S. Bankruptcy Court (Del.), Case No. 09-10690; In re Spansion Technology LLC, U.S. Bankruptcy Court (Del.), Case No. 09-10691

On or about March 1, 2009, Spansion LLC, Spansion, Inc. and Spansion Technology LLC initiated bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. On or about July 17, 2009, Tessera filed a Proof of Claim in each of the above Spansion bankruptcy proceedings alleging amounts due of not less than $25 million. On July 28, 2009, the Company sought permission under the Bankruptcy rules to serve certain discovery requests in the actions, seeking various documents and testimony regarding Tessera’s claim.

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

The Micro-electronics segment is primarily composed of the Company’s licensing business in its core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and the Company’s development and licensing efforts in emerging areas of packaging, interconnect, silent air cooling, and miniaturization such as its µPILR™ platform.

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

The Company adjusted its historical results to reflect a reorganization from the reportable segments previously reported.

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Revenues:
Micro-electronics:
Royalty and license fees	$55,616	$48,566	$162,139	$94,823
Product and service revenues	9	758	45	3,221

Total Micro-electronics revenues	55,625	49,324	162,184	98,044

Imaging and Optics:
Royalty and license fees	4,253	1,378	9,587	5,361
Product and service revenues	2,393	5,612	5,076	12,260

Total Imaging and Optics revenues	6,646	6,990	14,663	17,621

Corporate overhead	—	—	—	—

Total revenues	62,271	56,314	176,847	115,665

Operating expenses:
Micro-electronics Segment	15,610	27,526	33,480	56,168
Imaging and Optics Segment	18,015	16,724	36,655	32,544

Corporate overhead	9,946	9,781	20,285	19,321

Total operating expenses	43,571	54,031	90,420	108,033

Operating income (loss)
Micro-electronics Segment	40,015	21,798	128,704	41,876
Imaging and Optics Segment	(11,369)	(9,734)	(21,992)	(14,923)
Corporate overhead	(9,946)	(9,781)	(20,285)	(19,321)

Total operating income	$18,700	$2,283	$86,427	$7,632

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

	Three Months Ended				Six Months Ended
	June 30, 2009		June 29, 2008		June 30, 2009		June 29, 2008
United States	$21,044	34%	$11,112	20%	$95,667	54%	$30,049	26%
Asia Pacific	37,235	60%	31,099	55%	73,532	42%	56,581	49%
Europe and other	3,992	6%	14,103	25%	7,648	4%	29,035	25%

	$62,271	100%	$56,314	100%	$176,847	100%	$115,665	100%

For the three and six months ended June 30, 2009, three customers each accounted for 10% or more of total revenues. For the three and six months ended June 29, 2008, three customers each accounted for 10% or more of total revenues.

Net property and equipment are presented below by geographical area (in thousands):

June 30, 2009
United States of America	$38,996
Japan	1,340
Ireland	986
Israel	328
Other	5

Total	$41,655

NOTE 13 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values	Carrying Value
Available-for-sale securities
Commercial paper	$14,594	$—	$(5)	$14,589	$14,589
Money market mutual funds	56,513	—	—	56,513	56,513
Corporate bonds and notes	46,002	210	(270)	45,942	45,942
Treasury and agency notes and bills	83,323	114	(3)	83,434	83,434
Variable rate demand notes	17,790	—	—	17,790	17,790
Municipal bonds and notes	113,369	123	(9)	113,483	113,483
Asset-backed securities	3,783	—	(141)	3,642	3,642

Total available-for-sale securities	335,374	447	(428)	335,393	335,393
Trading securities
Auction rate municipal bonds	18,233	—	—	18,233	18,233

Total marketable securities	$353,607	$447	$(428)	$353,626	$353,626

Reported in:
Cash and cash equivalents				91,096	91,096
Short-term investments				241,364	241,364
Long-term investments				21,166	21,166

Total marketable securities				$353,626	$353,626

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values	Carrying Value
Available-for-sale securities
Commercial paper	$25,350	$33	$—	$25,383	$25,383
Money market mutual funds	41,680	—	—	41,680	41,680
Corporate bonds and notes	27,247	60	(660)	26,647	26,647
Government agency notes	23,342	195	—	23,537	23,537
Variable rate demand notes	20,825	—	—	20,825	20,825
Municipal bonds and notes	115,371	357	(6)	115,722	115,722
Asset-backed securities	6,070	—	(1,284)	4,786	4,786

Total available-for-sale securities	259,885	645	(1,950)	258,580	258,580
Trading securities
Auction rate municipal bonds	17,348			17,348	17,348

Total marketable securities	$277,233	$645	$(1,950)	$275,928	$275,928

Reported in:
Cash and cash equivalents				65,184	65,184
Short-term investments				188,610	188,610
Long-term investments				22,134	22,134

Total marketable securities				$275,928	$275,928

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale and trading securities which have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time (in thousands):

June 30, 2009

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$14,589	$(5)	$—	$—	$14,589	$(5)
Corporate bonds and notes	8,882	(23)	9,827	(247)	18,709	(270)
Treasury and agency notes and bills	40,873	(3)			40,873	(3)
Municipal bonds and notes	17,413	(9)	—	—	17,413	(9)
Asset-backed securities	134	(19)	1,565	(122)	1,699	(141)
Auction rate municipal bonds			18,233		18,233	—

Total	$81,891	$(59)	$29,625	$(369)	$111,516	$(428)

December 31, 2008

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$10,401	$(623)	$7,645	$(37)	$18,046	$(660)
Municipal bonds and notes	—	—	13,582	(6)	13,582	(6)
Asset-backed securities	2,563	(1,145)	1,273	(139)	3,836	(1,284)
Auction rate municipal bonds			17,348		17,348	—

Total	$12,964	$(1,768)	$39,848	$(182)	$52,812	$(1,950)

The gross realized gains and losses on sales of marketable securities were not significant during the three and six months ended June 30, 2009 and June 29, 2008. Amounts recognized in earnings for which an other-than-temporary impairment has been recognized are related to investments for which management has the intent to sell.

The estimated fair value of marketable securities, excluding asset-backed securities which do not have a single maturity date, at June 30, 2009, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in less than one year	$245,428
Due in greater than one year	104,556

Total	$349,984

NOTE 14 – FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The Company measures its marketable securities at fair value and discloses fair value measurements in accordance with SFAS No. 157. The Company has elected to record the Rights related to the ARS invested with UBS, as discussed below, at fair value under the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Company adopted the provisions of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provided guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, in the second quarter of 2009.

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2009 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Money market mutual funds (1)	$56,513	$56,513	$—	$—
Commercial paper (1)	14,589	—	14,589	—
Corporate bonds and notes (2)	45,942	—	45,942	—
Treasury and agency notes and bills (3)	83,434	—	83,434	—
Variable rate demand notes (2)	17,790	—	17,790	—
Municipal bonds and notes (2)	113,483	—	113,483	—
Asset-backed securities (4)	3,642	—	—	3,642
Auction rate municipal bonds (4)	18,233	—	—	18,233
Rights related to UBS agreement (5)	1,217	—	—	1,217

Total Assets	$354,843	$56,513	$275,238	$23,092

The following footnotes indicate where the noted items are recorded in the Condensed Consolidated Balance Sheet at June 30, 2009:

(1)	Commercial paper and money market mutual funds are reported as cash and cash equivalents.
(2)	Corporate bonds and notes, variable rate demand notes, and municipal bonds and notes are reported as short-term investments.
(3)	Treasury and government agency notes and bills are reported as either cash and cash equivalents or short-term investments.
(4)	Asset-backed securities and auction rate municipal bonds are reported as short-term or long-term investments.
(5)	Rights related to UBS agreement are reported as other assets.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 (in thousands):

	Rights (Level 3)	Available-for-sale and trading securities (Level 3)	Total (Level 3)
Balance at December 31, 2008	$3,952	$22,134	$26,086
Purchases, sales, issuances and settlements, net	—	(2,454)	(2,454)
Total gains or losses (realized and unrealized):			—
Included in earnings	(2,735)	1,052	(1,683)
Included in other comprehensive income	—	1,143	1,143
Issuance of the Rights related to UBS agreement	—	—	—
Transfers in/(out) of Level 3	—	—	—

Balance at June 30, 2009	$1,217	$21,875	$23,092

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

In November 2008, the Company entered into an agreement with UBS which granted the Company and UBS various rights (the “Rights”), including the right to permit the Company to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by the Company. The Company has elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of SFAS No. 159, at fair value. Upon acceptance of the Rights, the Company recorded the fair value of the Rights in other assets with an offsetting entry to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, the Company reclassified the ARS investments from available-for-sale to trading in accordance with SFAS 115, “Accounting for Certain Debt and Equity Investments,” to reflect its intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are to be recorded in current period earnings. For the three and six month period ended June 30, 2009, the Company recorded $0.3 million of unrealized losses and $2.7 million of unrealized gains, respectively, in relation to the change in the fair value of the ARS investment and an offsetting entry of approximately $0.3 million and $2.7 million, respectively, related to the change in fair value of the Rights. The fair value of the Rights was based on the Company’s expected value to be received from UBS, which was the difference between par and fair value of the ARS at the end of the current period. This value was discounted using UBS’s credit default swap rate to account for the counterparty risk. The Company expects that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

NOTE 15 – RELATED PARTY TRANSACTION

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, the Company made an investment of $0.5 million in NemoTek. In February 2009, the Company invested an additional $1.4 million in NemoTek. As of June 30, 2009, the total investment by the Company in NemoTek is approximately $1.9 million and represents less than a 10 percent holding in NemoTek. For the three and six months ended June 30, 2009, revenue from NemoTek represented $1.1 million and $1.1 million, or, less than one percent of total revenue, respectively. For the three and six months ended June 29, 2008, revenue from NemoTek represented less than one percent of total revenue. The amount due from NemoTek under the license as of June 30, 2009 was $0.1 million. As of December 31, 2008, the amount due from NemoTek under the license was $1.5 million.

NOTE 16 – SUBSEQUENT EVENTS

In May 2009, at the Annual Stockholders Meeting, stockholders approved a one-time stock option exchange program. In July 2009, the Company completed an offer to exchange certain options to purchase shares of the Company’s common stock, par value $0.001 per share, having an exercise price of at least $26.08 per share, outstanding under the Fourth Amended and Restated 2003 Equity Incentive Plan (“2003 Plan”) and held by eligible participants for replacement options to purchase a lesser number of shares of our common stock to be granted under the 2003 Plan (“Option Exchange”). The Option Exchange, including all withdrawal rights, expired on July 1, 2009. A total of 183 eligible option holders participated in the Option Exchange. Pursuant to the Option Exchange, the Company has accepted for exchange eligible options to purchase an aggregate of 1,137,642 shares of the Company’s common stock granted under the 2003 Plan, representing 67.2% of the total shares of common stock underlying options eligible for exchange in the Option Exchange. The Company granted, under the 2003 Plan, replacement options to purchase an aggregate of 926,548 shares of common stock on July 1, 2009 in exchange for the eligible options tendered and accepted pursuant to the Option Exchange. The exercise price per share of each replacement option granted in the Option Exchange is $25.78, the closing price of the Company’s common stock as reported by The Nasdaq Global Select Market on July 1, 2009. As a result of the Option Exchange, the Company incurred no additional stock-based compensation expense.

The Company has evaluated subsequent events through the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

This Quarterly Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs (“R&D”), expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions, the sufficiency of financial resources to support future operations and capital expenditures. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part II, Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to review carefully and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Business Overview

Tessera is a technology innovator that invests in, licenses and delivers innovative miniaturization technologies for next-generation electronic devices. Our Micro-electronics solutions enable smaller, higher-functionality devices through chip-scale, 3 dimensional (“3D”) and wafer-level packaging technology, as well as high-density substrate and silent air cooling technology. Our Imaging & Optics solutions provide low-cost, high-quality camera functionality in electronic products and include image sensor packaging, wafer-level optics, and image enhancement intellectual property. We also offer customized micro-optic lenses, from diffractive and refractive optical elements to integrated micro-optical subassemblies. We license our technologies worldwide, as well as deliver products based on these technologies, some of which is done to promote the development of supply chain infrastructure.

Our intellectual property includes approximately 1,720 domestic and internationally issued patents and patent applications, covering a range of advanced semiconductor packaging, substrate, interconnect, imaging and optics and thermal management technologies.

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

We derive the majority of our revenues from license fees and royalties associated with our Micro-electronics technology, with a growing contribution from our Imaging & Optics technologies. Our Micro-electronics packaging technology has been widely adopted and is currently licensed to more than 70 companies, including Motorola, Inc., Intel Corporation, Hynix Semiconductor, Inc., Renesas Technology Co., Samsung Electronics Co., Ltd., Sharp Corporation, Powertech Technology, Inc., Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products that incorporate our packaging technology.

Our Technology

We develop, license and/or manufacture technologies in two key areas:

•	Micro-electronics—including semiconductor packaging technologies encompassing interconnect and substrates, and thermal management solutions

•	Imaging and Optics—including wafer-level camera, wafer-level optics, image sensor packaging and image enhancement technologies

Micro-electronics

In the early 1990s, Tessera’s founders invented packaging technology which is now widely used throughout the semiconductor industry. Our innovations include our µBGA solution, the industry’s first chip-scale packaging (“CSP”) technology. We have licensed many of the world’s leading semiconductor companies to most of our CSP and multi-chip packaging technology under a license agreement that we refer to as Tessera’s compliant chip (“TCC”) technology license. This technology is widely used today in high volume packaging for a full range of applications, including:

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

Acquisitions

We have grown our business partly through acquisitions. The impact of these acquisitions on our financial results has been included in the following discussion. In June 2009, we completed our purchase of certain intellectual property and customer agreements from Dblur Technologies Ltd., an Israeli company. In February 2008, we completed our acquisition of FotoNation, a Delaware corporation. In February 2007, we completed our acquisition of Eyesquad GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and its subsidiary, which operates in Israel. In February 2007 and May 2005, we purchased from North Corporation all of its patents and patent applications filed in the United States and in foreign jurisdictions, trademark assets and certain tangible assets. In July 2006, we completed our acquisition of Digital Optics Corporation (“Digital Optics”), a Delaware corporation. In December 2005, we completed our purchase of certain assets of Shellcase, Ltd., an Israeli company.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Revenues:
Royalty and license fees	96%	89%	97%	87%
Product and service revenues	4	11	3	13

Total revenues	100	100	100	100

Operating expenses:
Cost of revenues	6	8	4	8
Research, development and other related costs	27	26	19	25
Selling, general and administrative costs	28	31	20	29
Litigation expense	9	31	8	32

Total operating expenses	70	96	51	94
Operating income	30	4	49	6
Other income and expense, net	2	3	2	4

Income before taxes	32	7	51	10
Provision for income taxes	13	7	22	8

Net income	19%	—%	29%	2%

Revenues

The following table sets forth our revenues by type (in thousands, except for percentages):

	For the Three Months Ended
	June 30, 2009		June 29, 2008		Increase/ (Decrease)	% Change
Royalty and license fees	$59,870	96%	$49,944	89%	$9,926	20%
Product and service revenues	2,401	4	6,370	11	(3,969)	(62)

Total revenues	$62,271	100%	$56,314	100%	$5,957	11%

	For the Six Months Ended
	June 30, 2009		June 29, 2008		Increase/ (Decrease)	% Change
Royalty and license fees	$171,727	97%	$100,184	87%	$71,543	71%
Product and service revenues	5,120	3	15,481	13	(10,361)	(67)

Total revenues	$176,847	100%	$115,665	100%	$61,182	53%

Revenues for the three months ended June 30, 2009 were $62.3 million as compared to $56.3 million for the three months ended June 29, 2008, an increase of $6.0 million, or 11%. Revenues for the six months ended June 30, 2009 were $176.8 million as compared to $115.7 million for the six months ended June 29, 2008, an increase of $61.1 million, or 53%. The overall increase in revenues in the three months ended June 30, 2009 as compared to 2008 is primarily due to option and license fees received from a former defendant in an ITC infringement case, offset by continued softness in the photolithography industry and a reduction in service revenue from government funded projects. The overall increase in revenues in the six months ended June 30, 2009 as compared to 2008 is primarily due to royalty revenue of $60.6 million from Amkor Technology, Inc. (“Amkor”) in February 2008, awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera and option and license fees received from a former defendant in an ITC infringement case, offset by continued softness in the photolithography industry and a reduction in revenue from government funded projects.

Cost of Revenues

Cost of revenues primarily consists of direct compensation, materials, amortization of intangible assets related to acquired technologies, supplies and depreciation expense. Cost of revenues primarily relates to product and service revenues. Cost of revenues associated with royalty and license fee revenues is de minimis. For each associated period, cost of revenues as a percentage of total revenues varies based on the product and service revenues component of total revenues, and on the mix of product sales to semiconductor optics and communications industries. For the three and six months ended June 30, 2009, cost of revenues represented 163% and 156%, respectively, of product and service revenues, which is a result of the decline of product sales in the photolithography industry. For the three and six months ended June 29, 2008, cost of revenues represented 69% and 56%, respectively, of product and service revenues.

Cost of revenues for the three months ended June 30, 2009 was $3.9 million, as compared to $4.4 million for the three months ended June 29, 2008, a decrease of $0.5 million, or 11%. Cost of revenues for the six months ended June 30, 2009 was $8.0 million, as compared to $8.7 million for the six months ended June 29, 2008, a decrease of $0.7 million, or 8%. The decrease was primarily attributable to the transition of our resources from government funded projects into research and development projects and a decrease in personnel expense, offset by an increase in amortization of acquired intangible assets.

Research, Development and Other Related Costs

Research, development and other related (“R&D”) costs for the three months ended June 30, 2009 were $16.8 million, an increase of $2.0 million, or 13%, as compared to $14.9 million for the three months ended June 29, 2008. The increase in the three month period was primarily due to increased stock-based compensation expense of $1.7 million, increased personnel related and outside service expenses of $0.9 million for increased headcount, offset by a decrease in amortization expense of acquired intangible assets of $1.0 million reclassified to cost of revenues as revenue was generated utilizing these assets. R&D costs for the six months ended June 30, 2009 were $33.5 million, an increase of $4.4 million, or 15%, as compared to $29.0 million for the six months ended June 29, 2008. The increase in the six month period was primarily due to increased personnel related and outside service expenses of $4.2 million primarily related to increased headcount, increased stock-based compensation expense of $3.0 million, and increased depreciation expense of $0.6 million related to capital additions. These increases were offset by the one-time charge of $2.5 million occurring in the first quarter of 2008 related to in-process research and development acquired through an acquisition and also by a decrease in amortization expense of acquired intangible assets of $1.9 million reclassified to cost of revenues. R&D headcount increased from 259 at June 29, 2008 to a total of 271 at June 30, 2009.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, legal expenses, facilities costs, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2009 were $17.3 million, a decrease of $0.3 million, or 2%, as compared to $17.6 million for the three months ended June 29, 2008. The decrease was primarily attributable to a decrease of $0.5 million in personnel-related expenses, $0.3 million in stock-based compensation expense, offset by an increase of $0.3 million in amortization and depreciation expense. SG&A expenses for the six months ended June 30, 2009 were $34.8 million, an increase of $1.9 million, or 6%, as compared to $32.9 million for the six months ended June 29, 2008. The increase was primarily attributable to an increase of $0.7 million in amortization and depreciation expense, $0.7 million in facilities expense related to the new corporate headquarters and $0.4 million in personnel-related expense.

Litigation Expense. Litigation expense for the three months ended June 30, 2009 was $5.5 million, a decrease of $11.7 million, or 68%, as compared to $17.2 million for the three months ended June 29, 2008. Litigation expense for the six months ended June 30, 2009 was $14.2 million, a decrease of $23.2 million, or 62%, as compared to $37.4 million for the six months ended June 29, 2008. The decreases were primarily attributable to a decrease in case activities in our legal proceedings in 2009. Refer to Part II, Item 1 —Legal Proceedings for additional details.

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

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Cost of revenues	$140	$148	$251	$253
Research, development & other related costs	3,443	1,703	6,110	3,114
Selling, general & administrative	3,648	3,943	7,186	6,920

Total stock-based compensation expense	$7,231	$5,794	$13,547	$10,287

The stock-based compensation expense categorized by various equity components for the periods presented is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Employee stock options	$4,510	$3,089	$7,954	$5,524
Restricted stock awards and units	2,264	2,345	4,718	3,999
Employee stock purchase plan	457	360	875	764

Total stock-based compensation expense	$7,231	$5,794	$13,547	$10,287

Stock-based compensation awards included employee stock options, restricted stock and employee stock purchases under our 2003 Employee Stock Purchase Plan. Stock-based compensation expense for the three months ended June 30, 2009 and June 29, 2008 was $7.2 million and $5.8 million, respectively. Stock-based compensation expense for the six months ended June 30, 2009 and June 29, 2008 was $13.5 million and $10.3 million, respectively. The overall increase was primarily related to an increase in grants of stock awards to employees based on our compensation incentive program and additional stock-based compensation expense resulted from modification of stock awards to employees terminated from the company. Future stock-based compensation expense and unrecognized stock-based compensation expense will increase as we grant additional stock awards.

Other Income and Expense, Net

Other income and expenses, net, for the three and six months ended June 30, 2009 was income of $1.1 million and $3.9 million, respectively. Other income and expenses, net, for the three and six months ended June 29, 2008 was income of $1.5 million and $4.3 million, respectively. Other income and expense, net, for the three and six month period ended June 30, 2009 decreased as compared to 2008 primarily due to a decrease in interest income contributed by lower interest rates on our investments and a $1.6 million other-than-temporary write-down of our asset-backed securities in the first quarter of 2009.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2009 and 2008 was $8.0 million and $39.0 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The provision for income taxes for the three months and six months ended June 29, 2008 was $3.7 million and $9.6 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. Our income tax provision is based on our worldwide estimated annualized effective tax rate except for jurisdictions for which a loss is expected for the year and for which no benefit can be realized for those losses. With respect to the latter, tax is based on actual withholding taxes for the quarter. The increase in the income tax provision for the three and six months ended June 30, 2009 as compared to the three and six months ended June 29, 2008 was primarily attributable to the increase in pre-tax income for the period, taxed at the statutory income tax rate, and off-set by non-benefitted tax losses in foreign jurisdictions.

Segment Operating Results

Prior to 2009, we had two reportable segments: Intellectual Property segment and Product and Service segment. As of January 1, 2009, we reorganized the reporting units underlying these reportable segments resulting in two new reportable segments: Micro- electronics segment and Imaging and Optics segment. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

The Micro-electronics segment is primarily composed of our licensing business in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and our development and licensing efforts in emerging areas of packaging, interconnect, silent air cooling, and miniaturization such as our µPILR™ platform.

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

We adjusted our historical results to reflect a reorganization from the reportable segments previously reported.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Revenues:
Micro-electronics:
Royalty and license fees	$55,616	$48,566	$162,139	$94,823
Product and service revenues	9	758	45	3,221

Total Micro-electronics revenues	55,625	49,324	162,184	98,044

Imaging and Optics:
Royalty and license fees	4,253	1,378	9,587	5,361
Product and service revenues	2,393	5,612	5,076	12,260

Total Imaging and Optics revenues	6,646	6,990	14,663	17,621
Corporate overhead	—	—	—	—

Total revenues	62,271	56,314	176,847	115,665

Operating expenses:
Micro-electronics Segment	15,610	27,526	33,480	56,168
Imaging and Optics Segment	18,015	16,724	36,655	32,544
Corporate overhead	9,946	9,781	20,285	19,321

Total operating expenses	43,571	54,031	90,420	108,033

Operating income (loss)
Micro-electronics Segment	40,015	21,798	128,704	41,876
Imaging and Optics Segment	(11,369)	(9,734)	(21,992)	(14,923)
Corporate overhead	(9,946)	(9,781)	(20,285)	(19,321)

Total operating income	$18,700	$2,283	$86,427	$7,632

The revenues and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended June 30, 2009 corporate overhead expenses were $9.9 million as compared to $9.8 million for the three months ended June 29, 2008. The increase was mainly attributable to an increase in insurance and facilities related expense. For the six months ended June 30, 2009, corporate overhead expenses were $20.3 million compared to $19.3 million for the six months ended June 29, 2008. The increase from the six months ended June 29, 2008 was primarily attributable to an increase in personnel and stock-based compensation expense of $0.9 million, insurance and facility related expense of $0.9 million, offset by a decrease in outside service of $1.0 million and travel expense of $0.4 million.

Micro-electronics Segment

Micro-electronics revenues for the three months ended June 30, 2009 were $55.6 million as compared to $49.3 million for the three months ended June 29, 2008, which represented an increase of $6.3 million, or 13%. The increase was primarily attributed to option and license fees received from a former defendant in an ITC infringement case and a favorable royalty adjustment resulting from self audits, offset by lower royalty reported. Micro-electronics revenues for the six months ended June 30, 2009 were $162.2 million as compared to $98.0 million for the six months ended June 29, 2008, which represented an increase of $64.1 million, or 65%. The increase was primarily attributed to royalty revenue of $60.6 million from Amkor, awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera, and option and license fees received from a former defendant in an ITC infringement case.

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

Operating expenses for the three months ended June 30, 2009 were $15.6 million and consisted primarily of cost of revenues of $0.1 million, R&D costs of $7.8 million, SG&A costs of $2.2 million and $5.5 million in litigation expense. Operating expenses for the three months ended June 30, 2009 of $15.6 million represented a decrease of $11.9 million as compared to $27.5 million for the three months ended June 29, 2008, which was primarily attributable to a decrease in litigation expense of $11.6 million.

Operating expenses for the six months ended June 30, 2009 were $33.5 million and consisted primarily of cost of revenues of $0.3 million, R&D costs of $14.8 million, SG&A costs of $4.2 million and $14.2 million in litigation expenses. Operating expenses for the six months ended June 30, 2009 of $33.5 million represented a decrease of $22.7 million as compared to $56.2 million for the six months ended June 29, 2008, which was primarily attributable to a decrease in litigation expenses of $23.2 million, offset by an increase in outside consulting expenses of $1.8 million.

We expect that litigation expenses will continue to be a material portion of the Micro-electronics segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1— Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three months ended June 30, 2009 and June 29, 2008 was $40.0 million and $21.8 million, respectively, which represented an increase of $18.2 million, or 84%, for the reasons stated above. Operating income for the six months ended June 30, 2009 and June 29, 2008 was $128.7 million and $41.9 million, respectively, which represented an increase of $86.8 million, or 207%, for the reasons stated above.

Imaging and Optics Segment

Imaging and optics revenues for the three months ended June 30, 2009 were $6.6 million as compared to $7.0 million for the three months ended June 29, 2008, a decrease of $0.4 million, or 5%. Imaging and optics revenues for the six months ended June 30, 2009 were $14.7 million as compared to $17.6 million for the six months ended June 29, 2008, a decrease of $3.0 million, or 17%. The decreases in Imaging and optics revenues were primarily attributable to continued softness in the photolithography industry.

Operating expenses for the three months ended June 30, 2009 were $18.0 million and consisted of cost of revenues of $3.8 million, R&D costs of $9.0 million and SG&A costs of $5.2 million. Operating expenses for the three months ended June 29, 2008 were $16.7 million. The increase of $1.3 million in total operating expenses from the three months ended June 29, 2008 was primarily due to increases in personnel related expenses of $2.2 million, offset by decreased operating material and other expenses of $0.4 million, decreased facilities and depreciation expense of $0.3 million and a decrease in amortization expense of acquired intangible assets of $0.1 million.

Operating expenses for the six months ended June 30, 2009 were $36.7 million and consisted of cost of revenues of $7.7 million, R&D costs of $18.7 million and SG&A costs of $10.3 million. Operating expenses for the six months ended June 29, 2008 were $32.5 million. The increase of $4.2 million in total operating expenses from the six months ended June 29, 2008 was primarily due to increases in personnel related expenses of $4.2 million, increases in stock-based compensation expense of $1.7 million, increased consulting expenses of $0.6 million, offset by the one-time charge of $2.5 million in-process research and development expense from the FotoNation acquisition in the first quarter of 2008.

Operating loss for the three months ended June 30, 2009 and June 29, 2008 was $11.4 million and $9.7 million, respectively, which represented an increased loss of $1.7 million, or 17%, primarily driven by decreases in revenues as discussed above. Operating loss for the six months ended June 30, 2009 and June 29, 2008 was $22.0 million and $14.9 million, respectively, which represented an increased loss of $7.1 million, or 47%, primarily driven by decreases in revenues as discussed above.

Liquidity and Capital Resources

(in thousands, except for percentages)	As of June 30, 2009	As of December 31, 2008
Cash and cash equivalents	$115,675	$87,890
Short-term investments	$241,364	$188,610
Long-term investments	$21,166	$22,134

Total cash, cash equivalents, short-term and long-term investments	$378,205	$298,634

Percentage of total assets	65%	60%

	Six Months Ended
	June 30, 2009	June 29, 2008
Net cash provided by operating activities	$80,272	$34,200
Net cash used in investing activities	$(68,104)	$(64,243)
Net cash provided by (used in) financing activities	$15,617	$(1,973)

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $378.2 million at June 30, 2009, an increase of $79.6 million from $298.6 million at December 31, 2008. Cash and cash equivalents were $115.7 million at June 30, 2009, an increase of $27.8 million from $87.9 million at December 31, 2008. The increase in cash and cash equivalents was primarily the result of $80.3 million in cash provided by operating activities, $15.6 million in cash provided by financing activities, offset by $68.1 million net cash used in investing activities.

Cash flows provided by operating activities were $80.2 million for the six months ended June 30, 2009, primarily due to net income of $51.3 million, adjusted for non-cash items of depreciation and amortization of $10.1 million, impairment charge of long-term investments of $1.7 million, stock-based compensation expense of $13.5 million, and an increase in income tax payable of $7.0 million.

Cash flows provided by operating activities were $34.2 million for the six months ended June 30, 2008, primarily due to net income of $2.3 million, adjusted for non-cash items of depreciation and amortization of $9.2 million, in-process R&D expense of $2.5 million, and stock-based compensation expenses of $10.3 million, a decrease in accounts receivable of $3.8 million and an increase in accrued legal expenses of $5.8 million.

Net cash used in investing activities was $68.1 million in the six months ended June 30, 2009, primarily related to purchases of short-term investments of $122.7 million, purchases of property and equipment of $8.8 million, net consideration paid for acquisitions of $5.7 million, offset by proceeds from maturities and sales of investments of $72.8 million.

Net cash used in investing activities was $64.2 million in the six months ended June 30, 2008, primarily related to purchases of short-term and long-term investments of $164.0 million, purchases of property and equipment of $3.9 million, consideration paid for the acquisition of FotoNation and certain intangible assets of $32.0 million and equity investment of $7.8 million, offset by proceeds from maturities and sales of short-term and long-term investments of $143.5 million.

The primary objective of our investment activities is to preserve principal while at the same time capturing a market rate of return. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including treasury and government agency notes and bills, municipal bonds and notes, corporate bonds and notes, auction rate municipal securities, asset-backed and mortgage-backed securities and money market funds. We invest excess cash predominantly in marketable debt securities that are of high-quality investment grade and the majority of which have maturities of less than one year. The majority of our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Unrealized losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are generally reported in other income and expense, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and externally provided pricing models. We evaluate all of our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more likely than not basis. We also have a small portfolio of investments in auction rate municipal bond securities (“ARS”) which are classified as trading and are reported at fair value, with unrealized gains and losses recorded in the other income and expense, net.

In November 2008, we entered into an agreement with UBS which granted us and UBS various rights (the “Rights”), including the right to permit us to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by Tessera. We have elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” at fair value. Upon acceptance of the Rights, we recorded the change in fair value of the Rights in other assets with an offsetting entry to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, we reclassified the ARS investments from available-for-sale to trading in accordance with SFAS 115, “Accounting for Certain Debt and Equity Investments,” to reflect our intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are to be recorded in current period earnings. For the six month period ended June 30, 2009, we recorded $2.7 million of unrealized gains in relation to the increase in the fair value of the ARS investments and an offsetting entry of approximately $2.7 million related to the decrease in fair value of the Rights. The fair value of the Rights was based on our expected value to be received from UBS which was the difference between par and fair value of the ARS at the end of the current period. This value was discounted using UBS’s credit default swap rate to account for the counterparty risk. We expect that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

In connection with the liquidity issues experienced in the global credit and capital markets, our asset-backed securities, including mortgaged-backed securities (collectively “ABS”) investments and ARS have experienced failed auctions or thinly traded markets. However, we continue to earn and receive interest on these investments at the maximum contractual rate. Due to the lack of observable market quotes on our ARS and ABS investment portfolio, we utilize valuation models that rely on Level 3 unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments is subject to uncertainties that are difficult to predict. We recorded impairment charges related to the ABS investment portfolio that decreased pre-tax income by $1.7 million in the first six months of 2009. Unrealized gains of $0.1 million, net of tax, related to a temporary increase in the fair value of the remaining available-for-sale securities were recorded in accumulated other comprehensive income (loss) as an increase in stockholders’ equity at June 30, 2009.

We continue to monitor the market for ARS and ABS and consider its impact, if any, on the fair value of our investments. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges to net income or additional unrealized losses in other comprehensive loss, which could negatively affect our financial condition, statement of operations or cash flow. We have the ability to hold these securities until the market recovers or until they reach maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that based on our cash, cash equivalents and short-term investment balances of $357.0 million at June 30, 2009 and expected operating cash flows, the current lack of an active market in the credit and capital markets will not have a material impact on our ability to fund our operations.

Net cash from financing activities was $15.6 million for the six months ended June 30, 2009, due to $12.2 million from the issuance of common stock for exercise of stock options and purchase made under our employee stock purchase plans and $3.4 million of excess tax benefits from stock compensation expense for the period. Net cash used in financing activities was $2.0 million in the six months ended June 30, 2008, due to the repurchase of common stock for $10.0 million offset by $2.8 million from the issuance of common stock under our employee stock option programs and employee stock purchase plans and $5.2 million from excess tax benefits from stock-based compensation expense.

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. Repurchases may take place in the open market or through private transactions. There were no repurchases made during the six months ended June 29, 2009. As of June 30, 2009, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$10,232	$4,410	$3,413	$2,409
Purchase obligations	1,538	1,538	—	—

Total	$11,770	$5,948	$3,413	$2,409

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

Since the adoption of Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, unrecognized tax benefits, including accrued interest and penalties, approximated $4.5 million. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 11— “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of June 30, 2009, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, the Company made an investment of $0.5 million in NemoTek. In February 2009, the Company invested an additional $1.4 million in NemoTek. As of June 30, 2009, the total investment by the Company in NemoTek is approximately $1.9 million and represents less than a 10 percent holding in NemoTek. For the three and six months ended June 30, 2009, revenue from NemoTek represented $1.1 million and $1.1 million, or, less than one percent of total revenue, respectively. For the three and six months ended June 29, 2008, revenue from NemoTek represented less than one percent of the Company’s total revenue. The amount due from NemoTek under the license as of June 30, 2009 was $0.1 million. As of December 31, 2008, the amount due from NemoTek under the license was $1.5 million.

Critical Accounting Estimates

During the three and six months ended June 30, 2009 there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K, filed February 27, 2009.

Recent Accounting Pronouncements

See Note 3— “Recent Accounting Pronouncements” of Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2008 Annual Report on Form 10-K, filed on February 27, 2009.

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of Tessera’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion LLC’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion LLC from continuing to infringe these patents.

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC. The Company expects that potential damages will continue to accrue during the stay period. Upon completion of the ITC actions, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc. (collectively, “Hynix”) in the Superior Court of the State of California, for the County of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled the demurrer to Tessera’s Cartwright Act claims against Hynix, thus allowing the claims to proceed. On September 14, 2007, the court overruled another demurrer to Tessera’s claim for interference with contract and business relations, allowing those claims to proceed as well.

Discovery in the action is ongoing. On June 12, 2009, Hynix filed three motions for summary judgment, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary judgment motions are currently due to be filed on August 14, 2009. A hearing on Hynix’s motions is currently scheduled for August 28, 2009.

On July 10, 2009, the court granted in part Hynix’s motion to continue the trial date, but ruled that all discovery deadlines would remain as previously scheduled. A new trial date will be addressed by the Court at a hearing on August 28, 2009.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same, ITC No. 337-TA-605

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on April 17, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC and ST

Microelectronics N.V. The ITC, among other things, investigated infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and considered Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

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

On December 1, 2008, Judge Essex issued the Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond. He found, among other things, that Tessera had established a domestic industry in the United States due to Tessera’s licensing program, that the asserted patents are valid, but that Tessera had failed to prove infringement of the asserted claims of the patents-in-suit.

On December 15, 2008, Tessera, certain Respondents, and the Staff filed petitions for review of the Initial Determination. The parties filed replies to each others’ petitions for review on December 23, 2008.

On January 29, 2009, the Commission announced that it had decided to review the Initial Determination in part. Specifically, the Commission determined to review, among other issues, Judge Essex’s findings that the Respondents’ accused devices do not infringe the asserted claims and that a particular prior art device does not anticipate the asserted patents under 35 U.S.C. §§ 102(b) or (g). The Commission originally set a deadline of February 13, 2009 for the parties to submit responses to particular questions posed by the Commission, with February 23, 2009 set as the deadline for reply submissions. The Commission later extended those deadlines to February 23, 2009 and March 5, 2009, respectively.

On March 12, 2009, respondents Spansion, Inc. and Spansion LLC (collectively “Spansion”) filed a Notice of Commencement of Bankruptcy Proceedings and Automatic Stay, notifying the Commission of Spansion’s recent filings for bankruptcy and asserting that certain administrative claims against Spansion must be stayed pursuant to section 362 of the Bankruptcy Code. On March 18, 2009, Tessera filed a response to Spansion’s filing, noting that Spansion did not expressly claim that the bankruptcy filing required a stay of this action. On March 23, 2009, the ITC staff submitted a response to Spansion’s filing, asserting that Spansion’s bankruptcy filing does not require any stay of the investigation against Spansion. On May 20, 2009, the ITC denied Spansion’s request to stay the investigation against Spansion.

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

On May 20, 2009, the Commission issued its Final Determination in the action. The Commission, among other things, reversed Judge Essex’s ruling that Tessera had not proven infringement by the respondents, and ruled that Tessera had established infringement. The

Commission affirmed Judge Essex’s ruling that the patents are not invalid. The Commission denied Tessera’s request for a General Exclusion Order, but granted a Limited Exclusion Order against all respondents (and certain related entities) and Cease and Desist Orders against certain respondents (and certain related entities).

On or about July 19, 2009, the Presidential Review period expired, and no alterations were made to the ITC’s orders in the investigation. The Investigation by the ITC is now being appealed, as discussed immediately below.

On or about June 2, 2009, Motorola, Inc. and Tessera entered into a settlement and license agreement regarding certain Tessera technology, including the patents at issue in the ITC investigation.

The Company cannot predict the outcome of this proceeding, which may be impacted by appellate proceedings, as discussed immediately below. An adverse decision in proceedings regarding this action could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Spansion, Inc. et al., v. International Trade Commission and Tessera, Inc., U.S. Court of Appeals for the Federal Circuit Case Nos. 2009-1460, 2009-1461, 2009-1462, and 2009-1465

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on or about July 20, 2009, Respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC and ST Microelectronics N.V. filed appeals of the ITC’s Final Determination in Investigation No. 337-TA-605 with the United States Court of Appeals for the Federal Circuit. The appellants also filed certain “emergency” motions seeking a stay of the ITC’s limited exclusion order and cease and desist orders during the pendency of the appeal proceedings, as well as immediate stay of those ITC orders while the Federal Circuit considers briefing as to whether to grant a stay during the appeal.

On July 22, 2009, the Federal Circuit issued an order consolidating appeals from the ITC’s 337-TA-605 investigation, and ordering Tessera and the ITC to file responses to the appellants’ motion to stay no later than July 29, 2009. The Federal Circuit’s order did not grant the appellants’ requests for an immediate stay during briefing on the stay motion, and the ITC’s orders will thus remain in effect pending a ruling on the appellants’ motion to stay or other ruling on the subject.

On July 29, 2009, Tessera and the ITC each filed their briefing in opposition to a stay of the ITC’s orders during the appeal. On August 3, 2009, the respondents filed a reply brief in support of their motion. On August 4, 2009, Tessera filed a supplemental response to the respondents’ reply brief. Also on August 4, 2009, the Federal Circuit issued an order denying Tessera’s request for leave to file a brief in excess of the usual page limits, and ordered Tessera to file a corrected version of its July 29, 2009 brief consisting of no more than 20 pages. Tessera filed its corrected brief on August 6, 2009. The parties await a decision from the Federal Circuit.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. The parties have agreed that the case will be temporarily stayed pending a decision in ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same.

On or about June 2, 2009, Motorola, Inc. and Tessera entered into a settlement and license agreement regarding certain Tessera technology, including the patents at issue in this action. Tessera’s request to dismiss Motorola, Inc. from the action was granted by the Court on June 8, 2009.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on December 7, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under

Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on January 3, 2008. The respondents named in the complaint were A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. In the Notice of Institution, the ITC stated that it will, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

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

A nine-day hearing in this action began on September 22, 2008 and was completed on October 3, 2008. The parties completed their initial post-hearing briefing on October 31, 2008. On January 2, 2009, Judge Essex issued an order extending the date for issuance of his initial determination regarding violation from January 14, 2009 until March 6, 2009. On February 10, 2009, Judge Essex again extended the date for issuance of his initial determination regarding violation until May 22, 2009, and extended the target date for completion of the Commission’s investigation until September 22, 2009. On April 2, 2009, Judge Essex again extended the date for issuance of his initial determination regarding violation until July 17, 2009, and extended the target date for completion of the Commission’s investigation until November 17, 2009. On June 12, 2009, Judge Essex again extended the date for issuance of his initial determination until August 28, 2009. The June 12, 2009 order also extended the target date for completion of the Commission’s investigation until December 29, 2009.

In a separate June 12, 2009 order, Judge Essex requested briefing from the parties as to the effect, if any, of the Commission’s opinion in the 337-TA-605 investigation on the infringement analysis that Judge Essex should undertake in the 377-TA-630 investigation. The parties submitted their initial briefing on this issue on June 26, 2009, and their reply briefing on July 6, 2009.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:07-cv-534 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on December 7, 2007, the Company filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977,

6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

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

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (IV), ITC No. 337-TA-649

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on April 21, 2008, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC granted Company’s request and instituted the investigation on May 28, 2008. The respondents include Siliconware Precision Industries Co., Ltd., STATS ChipPAC, Ltd., ASE Inc. and ChipMOS Technologies, Inc., as well as several of these companies’ affiliates.

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

This ITC action was assigned to Judge Essex. On June 13, 2008, Judge Essex issued an order setting the target for completion of the investigation at August 28, 2008, with an initial determination to be issued no later than May 28, 2009. A seven-day hearing was tentatively scheduled to begin on February 5, 2009. On September 30, 2008, Judge Essex issued an order granting the parties’ joint request to extend the hearing date and rescheduled the hearing to begin on March 16, 2009, with a new target completion date of November 2, 2009. On October 29, 2008, Judge Essex issued an order granting Tessera’s request to add another patent, U.S. Patent No. 5,663,106, to this investigation. The Judge granted an additional extension in the procedural schedule, hearing date and target date to accommodate additional discovery for the newly added patent. Under the new schedule, the hearing was scheduled to begin on April 27, 2009, the Judge’s initial determination was due on August 7, 2009, and the target date for completion of the investigation was December 7, 2009.

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

On March 12, 2009, Tessera filed a Motion for Termination of the action, noting that it appeared highly unlikely that an effective Trade Alert could be in place materially before the expiration of certain asserted patents, as well as certain changes in ITC case law since the institution of this case relating to the remedies. Certain of the respondents have consented to termination, and others consented in part and opposed in part. On July 17, 2009, Judge Essex granted Tessera’s motion to terminate the investigation. In a separate order issued on the same date, Judge Essex found that respondent Siliconware Precision Industries, Ltd. had violated certain court orders in the action.

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Case No. RG08410327

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on September 18, 2008, the Company filed a complaint in the Superior Court for the State of California against United Test and Assembly Center, Ltd. and UTAC America, Inc. (“UTAC”) alleging breach of contract for failure to pay Tessera the full royalty due under its license agreement. The Company is also alleging violations of California unfair competition laws and seeking compensatory and punitive damages.

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

On March 19, 2009, Tessera filed a Special Motion to Strike Cross-Complaint under California Code of Civil Procedure section 425.16, asserting that UTAC’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law were barred by California’s “anti-SLAPP” statute. On April 16, 2009, UTAC voluntarily moved to dismiss with prejudice its causes of action for breach of contract and breach of implied covenant of good faith and fair dealing. Tessera did not oppose UTAC’s motion to voluntarily dismiss with prejudice, and the dismissal was entered by the Court. On April 22, 2009, a hearing was held before Judge Freedman and Tessera’s motion was taken under submission. On May 4, 2009, Judge Freedman issued an order granting Tessera’s motion, and striking UTAC’s causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law. On June 25, 2009, Tessera filed a motion seeking recovery from UTAC of its costs and attorneys’ fees incurred in connection with the successful motion. Tessera’s motion for costs and attorneys’ fees is set for hearing on August 27, 2009.

Discovery is in progress, and various discovery disputes have been submitted to the Court. Trial in the UTAC action has been set for January 11, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Reexamination Proceedings

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest, and a related request for reconsideration of that decision.

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009. An advisory action was mailed by the PTO on June 22, 2009, maintaining all of the rejections presented in the Action of March 6, 2009. On July 1, 2009, Tessera filed a petition to withdraw the finality of the official action mailed on March 6, 2009. The PTO issued a decision on July 10, 2009 dismissing Tessera’s petition of July 1, 2009. Tessera has an opportunity to seek reconsideration of this decision and will have an opportunity to appeal from the official action mailed on March 6, 2009, if not withdrawn.

A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. A response to such official action was filed on May 12, 2008. A second official action was mailed on September 30, 2008 and Tessera filed an amendment to the claims and response to the second official action on October 30, 2008. On March 13, 2009, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, after which a Supplemental Notice of Intent to Issue Ex Parte Reexamination Certificate (Corrected Status) was issued on April 2, 2009, finding certain amended and newly presented claims to be patentable. The Reexamination Certificate issued on June 30, 2009.

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

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera has an opportunity to seek reconsideration of this decision and to pursue an appeal from the Right of Appeal Notice, if not withdrawn.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal Notice was issued on June 22, 2009. On July 13, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 13, 2009, Tessera filed a Notice of Appeal on July 22, 2009.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims. Tessera will have an opportunity to respond.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009.

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

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke of the EP672 Patent. Tessera will have an opportunity to appeal. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Insolvency Proceedings over the Estate of Qimonda AG, Local Court of Munich, Insolvency Court, File No. 1542 IN 209/09

On January 23, 2009, Qimonda AG filed a bankruptcy petition with the Local Court of Munich, Insolvency Court. On April 1, 2009, the Court opened insolvency proceedings over the estate of Qimonda AG and appointed Rechtsanwalt Dr. Michael Jaffé as the insolvency administrator. On or about May 27, 2009, Dr. Jaffé chose non-performance of Tessera’s license agreement with Qimonda AG under Section 103 of the German Insolvency Code and purported to terminate the license agreement. On June 12, 2009, Tessera filed a Proof of Claim in the Qimonda AG bankruptcy alleging amounts due of approximately 15.7 million Euros.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Spansion, LLC, U.S. Bankruptcy Court (Del.), Case No. 09-1069; In re Spansion, Inc., U.S. Bankruptcy Court (Del.), Case No. 09-10690; In re Spansion Technology LLC, U.S. Bankruptcy Court (Del.), Case No. 09-10691

On or about March 1, 2009, Spansion LLC, Spansion, Inc. and Spansion Technology LLC initiated bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. On or about July 17, 2009, Tessera filed a Proof of Claim in each of the above Spansion bankruptcy proceedings alleging amounts due of not less than $25 million. On July 28, 2009, the Company sought permission under the Bankruptcy rules to serve certain discovery requests in the actions, seeking various documents and testimony regarding Tessera’s claim.

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

We rely primarily on a combination of license, development and nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright laws to protect our intellectual property rights. If we fail to protect our intellectual property rights, our licensees and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on our ability to obtain intellectual property protection in a timely manner, our ability to convince third parties of the applicability of our intellectual property to their products, and our ability to enforce our intellectual property rights against them.

In certain instances, we attempt to obtain patent protection for portions of our intellectual property, and our license agreements typically include both issued patents and pending patent applications. If we fail to obtain patents in a timely manner or if the patents issued to us do not cover all of the claims included in our patent applications, others could use portions of our intellectual property without the payment of license fees and royalties. For example, our business may suffer if we are unable to obtain patent protection in a timely manner from the PTO due to processing delays resulting from examiner turnover and a continuing backlog of patent applications.

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

Further, the laws and enforcement regimes of certain countries do not protect our proprietary rights to the same extent as do the laws and enforcement regimes of the United States. Therefore, in certain jurisdictions we may be unable to protect our technology adequately against unauthorized third-party use, which could adversely affect our business.

Our business may suffer if third parties assert that we violate their intellectual property rights.

Third parties may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to perform its contractual obligations under the agreement. If we cannot or do not license the infringed intellectual property at all or on reasonable terms, or substitute similar technology from another source, our business, financial position, results of operations or cash flows could suffer.

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

The market for semiconductors and related products is highly concentrated, and we have limited opportunities to license our technologies or sell our products.

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating technologies that we may acquire. Consolidation in the semiconductor industry may increase this concentration. Accordingly, we expect that licenses of our technologies and sales of our products, including sales of products and technologies that we acquire, will be concentrated with a limited number of customers for the foreseeable future. As we acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers’ sales and business results.

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

We earn a significant amount of our revenues from a limited number of customers. For the three and six months ended June 30, 2009, there were three customers that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

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

We currently have one license agreement that automatically converts to a fully paid-up license after the expiration of its current term on December 31, 2013, provided that the licensee (Texas Instruments) complies with all terms and conditions of the license agreement up through its expiration. We also have certain other license agreements that each provide the licensee with the option to extend the current term of their agreement for an additional five years with royalty payments throughout the expiration of the extended term, whereupon such a license automatically converts to a fully paid-up license after the expiration of its extended term. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of our relevant intellectual property under the terms of the license agreements, even if relevant patents are still in effect. If we could not find another source of revenue to replace the revenue from these license agreements converting to fully paid-up licenses, our results of operations following such conversion could be materially adversely affected.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We devote significant engineering resources in order to develop new packaging and imaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our patents will expire in the future. Our currently issued U.S. patents expire at various times from March 9, 2010 through August 10, 2027. We need to develop or acquire successful innovations and obtain new patents before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

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

To date, our packaging technology has been used by several companies for high performance DRAM chips. For example, packaging using our technology is used for DDR2 and DDR3 DRAM and we currently have licensees, including Hynix Semiconductor Inc., Micron Technology, Inc., and Samsung Electronics, Co., Ltd., who are paying royalties for DRAM chips in advanced packages.

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

We have devoted, and expect to continue to devote, considerable time and resources to acquiring and integrating new technologies, such as the technologies acquired from Dblur Technologies Ltd., Digital Optics Corporation, Eyesquad GmbH, FotoNation Inc., North Corporation and Shellcase, Ltd., into our products. However, if customers do not accept the way we have integrated this technology, they may adopt competing solutions. In addition, as we introduce new products, we cannot predict with certainty if and when our customers will transition to those new products. If customers fail to accept new or upgraded products incorporating our technologies, our financial position, results of operations or cash flows could be adversely impacted.

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

We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can range from six to 18 months or longer for a TCC license and 18 to 24 months or longer for an Imaging and Optics license. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

We employ intensive marketing and sales efforts to educate materials suppliers, equipment vendors, licensees, potential licensees and original equipment manufacturers about the benefits of our technologies. In addition, even if these companies adopt our technologies, they must devote significant resources to integrate fully our technologies into their operations. If our marketing and sales efforts are unsuccessful, then we will not be able to achieve widespread acceptance of our technology. In addition, ongoing litigation could impact our ability to gain new licensees.

Our financial and operating results may vary, which may cause the price of our common stock to decline.

We currently provide guidance on revenue and expenses on a quarterly basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period include those listed in this “Risk Factors” section of this report and the following:

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

At June 30, 2009, we held $115.7 million in cash and cash equivalents and $262.5 million in short-term and long-term investments. These sums were invested in various financial securities such as corporate and municipal bonds, variable rate demand notes, asset-backed obligations, auction rate securities, commercial paper, treasury and agency notes and bills, money market funds meeting certain criteria, and cash held at bank demand accounts. The ongoing financial turmoil, originally caused by the sub-prime mortgage crisis in the United States, has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The financial market risks associated with our investment portfolio may have a negative adverse effect on our financial condition, results of operations or cash flows.

Our investments as of June 30, 2009 include $18.2 million in auction rate municipal bond securities (“ARS”) and asset-backed securities, including mortgaged-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. A failed auction results when sell orders exceed buy orders. For the six months ended June 30, 2009, we recorded a loss to earnings of $1.7 million due to an other-than-temporary impairment of ABS investments and a gain of $2.7 million on the increase in fair value of our ARS investments, offset by a loss of $2.7 million to earnings related to the UBS rights discussed in Note 14 — “Fair Value” in the Notes to Condensed Consolidated Financial Statements in this report. In addition, we have recorded net unrealized gains of $18,000, net of tax, in accumulated other comprehensive income (loss) as a reduction in stockholders’ equity, reflecting adjustments to the remaining available-for-sale securities with a temporary decline in value. As a result of auction failures and thinly traded markets, our ability to liquidate and fully recover the carrying value of our ARS and ABS in the near term may be limited or not exist. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional deterioration in underlying collateral on any investments in our portfolio, we may incur impairment charges or additional unrealized losses, and investments may be reclassified as long-term investments in our financial statements in future reporting periods. These events could negatively affect our financial condition, results of operations or cash flows.

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

We prepare our condensed consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules such as the current Administration’s proposals for a new U.S. international tax regime, or the questioning of current practices, such as may result from any financial or tax audits, may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in the Note 3—”Recent Accounting Pronouncements” of the Condensed Consolidated Financial Statements.

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

Our intellectual property is also used in a large number of foreign countries. There are many countries in which we currently have no issued patents. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. We expect this to become a greater problem for us as our licensees increase their manufacturing in countries which provide less protection for intellectual property. Our inability to enforce our intellectual property rights in some countries may harm our business, financial position, results of operations or cash flows.

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

We have historically used stock options and other forms of stock-based compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. Since the adoption of SFAS 123(R), “Share-Based Payment,” we have recorded increased compensation costs associated with our stock-based compensation programs. With the fluctuations of our stock price, many of our employees now hold stock options with exercise prices significantly higher than the current market price of our common stock. We obtained stockholders’ approval at the last annual meeting for a one-time stock option exchange program intended to provide incentive to help retain and motivate our employees, but there is no guarantee that such program will provide the intended effect. Difficulties relating to obtaining stockholder approval of equity compensation plans or changes to the plans could make it harder or more expensive for us to grant stock-based compensation to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

There are numerous risks with our recent acquisitions, which include FotoNation, Inc., Eyesquad GmbH and Digital Optics Corporation and certain assets from Dblur Technologies Ltd., Shellcase, Ltd. and North Corporation.

In June 2009, we completed our purchase of certain assets and customer agreements from Dblur Technologies Ltd., a company based in Israel. In February 2008, we completed our acquisition of FotoNation, Inc., a company headquartered in Burlingame, California. In February 2007, we acquired Eyesquad GmbH, a company based in Munich, Germany and certain assets from North Corporation, a company based in Yokohama, Japan. In July 2006, we completed our acquisition of Digital Optics Corporation, a company based in Charlotte, North Carolina. In December 2005, we completed our acquisition of certain equipment, intellectual property and other intangible assets from Shellcase, Ltd., a company based in Israel. These acquisitions are subject to a number of risks, including the following:

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

•

The integration of Dblur Technologies Ltd., Eyesquad GmbH, Digital Optics Corporation, FotoNation, Inc. and of the Shellcase, Ltd. and the North Corporation assets and personnel will be a time consuming and expensive process that may disrupt our operations if it is not completed in a timely and efficient manner. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits from any of these acquisitions.

•

We have incurred substantial direct transaction costs as a result of these acquisitions and anticipate incurring substantial additional costs to support the integration of Dblur Technologies Ltd., Eyesquad GmbH, Digital Optics Corporation, FotoNation, Inc. and the assets of Shellcase, Ltd. and North Corporation. The total cost of the integration may exceed our expectations.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 19, 2009. The stockholders elected for the ensuing year all of management’s nominees for the Board of Directors, approved the adoption of the Company’s one-time stock option exchange program, and ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2009.

The voting results are as follows:

Proposal 1

Election of Directors

	Votes Cast
	For	Withheld	Broker Non-Votes
Robert J. Boehlke	39,046,398	5,512,632	—
Nicholas E. Brathwaite	39,047,463	5,511,567	—
John B. Goodrich	44,166,045	392,985	—
Al S. Joseph, Ph.D.	39,870,469	4,688,561	—
Bruce M. McWilliams, Ph.D.	43,218,301	1,340,729	—
David C. Nagel, Ph.D.	39,049,593	5,509,437	—
Henry R. Nothhaft	43,284,964	1,274,066	—
Robert A. Young, Ph.D.	43,765,581	793,449	—

Proposal 2

	For	Against	Abstentions	Broker Non-Votes
Approval of the Company’s one-time stock option exchange program	28,291,600	12,431,611	21,275	3,814,544

Proposal 3

	For	Against	Abstentions	Broker Non-Votes
Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ended December 31, 2009.	44,517,944	35,434	5,652	—

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on December 17, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference)

10.1+	Amendment to the Tessera Technologies, Inc. Fourth Amended and Restated Equity Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2009

Tessera Technologies, Inc.

By:	/s/ Michael Anthofer
Michael Anthofer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on December 17, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference)

10.1+	Amendment to the Tessera Technologies, Inc. Fourth Amended and Restated Equity Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.