Form 10-Q
period 2009-09-30
TESSERA TECHNOLOGIES INC
filed 2009-11-03
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 27, 2009, 49,814,482 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$160,412	$87,890
Short-term investments	217,946	188,610
Accounts receivable, net of allowance for doubtful accounts $60 and $60	13,651	14,724
Inventories	1,341	1,534
Short-term deferred tax assets	2,836	2,409
Other current assets	5,131	8,220

Total current assets	401,317	303,387

Property and equipment, net	42,429	36,984
Intangible assets, net	75,214	71,312
Goodwill	45,150	40,444
Long-term deferred tax assets	19,227	19,756
Long-term investments	18,714	22,134
Other assets	4,017	7,572

Total assets	$606,068	$501,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,523	$2,924
Accrued legal fees	6,526	13,945
Accrued liabilities	18,416	17,747
Deferred revenue	6,639	6,085
Income tax payable	12	1,385

Total current liabilities	35,116	42,086
Long-term deferred tax liabilities	8,991	8,991
Other long-term liabilities	4,208	3,608

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 50,384 and 49,132 shares issued, respectively, and 49,739 and 48,487 shares outstanding, respectively	50	49
Additional paid-in capital	394,229	347,568
Treasury stock at cost: 645 and 645 shares of common stock, respectively	(10,505)	(10,505)
Accumulated other comprehensive loss	(29)	(777)
Retained earnings	174,008	110,569

Total stockholders’ equity	557,753	446,904

Total liabilities and stockholders’ equity	$606,068	$501,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Revenues:
Royalty and license fees	$62,743	$57,587	$234,470	$157,771
Product and service revenues	3,380	5,914	8,500	21,395

Total revenues	66,123	63,501	242,970	179,166

Operating expenses:
Cost of revenues	3,941	4,074	11,941	12,801
Research, development and other related costs	16,780	15,898	50,259	44,945
Selling, general and administrative	19,455	17,866	54,233	50,775
Litigation expense	6,066	29,217	20,229	66,567

Total operating expenses	46,242	67,055	136,662	175,088

Operating income (loss)	19,881	(3,554)	106,308	4,078
Other income and expense, net	590	(1,033)	4,448	3,280

Income (loss) before taxes	20,471	(4,587)	110,756	7,358
Provision for income taxes	8,337	770	47,317	10,405

Net income (loss)	$12,134	$(5,357)	$63,439	$(3,047)

Basic and diluted net income per share:

Net income (loss) per share-basic	$0.25	$(0.11)	$1.31	$(0.06)

Net income (loss) per share-diluted	$0.24	$(0.11)	$1.30	$(0.06)

Weighted average number of shares used in per share calculations-basic	49,201	47,904	48,598	47,951

Weighted average number of shares used in per share calculations-diluted	49,862	47,904	48,981	47,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2009	September 28, 2008
Cash flows from operating activities:
Net income (Loss)	$63,439	$(3,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,795	5,681
Amortization of intangible assets	8,809	8,152
In-process research and development	—	2,500
Impairment on long-term investments and assets, net of gain	774	2,403
Loss on disposition of property and equipment	515	12
Stock-based compensation	20,437	16,882
Tax benefits from employee stock option plan	8,476	6,816
Excess tax benefit from stock-based compensation	(4,609)	(5,036)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,073	8,023
Inventories	193	(88)
Deferred income tax, net	529	(5,498)
Other assets	3,009	(1,077)
Accounts payable	599	1,090
Accrued legal fees	(7,419)	9,835
Accrued liabilities	(769)	782
Deferred revenue	554	2,207
Income tax payable	(1,373)	(1,165)

Net cash provided by operating activities	101,032	48,472

Cash flows from investing activities:
Purchases of property and equipment	(12,327)	(6,729)
Proceeds from sale of property and equipment	17	17
Purchases of short-term and long-term available-for-sale investments	(195,366)	(393,894)
Proceeds from maturities and sales of short-term and long-term available-for-sale investments	172,147	238,233
Purchases of equity investments and intangible assets, net	(8,706)	(7,750)
Acquisitions, net of cash acquired	(6,633)	(32,014)

Net cash used in investing activities	(50,868)	(202,137)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	4,609	5,036
Proceeds from exercise of stock options	15,335	2,213
Proceeds from employee stock purchase program	2,414	1,929
Repurchase of common stock	—	(9,961)

Net cash provided by (used in) financing activities	22,358	(783)

Net increase (decrease) in cash and cash equivalents	72,522	(154,448)
Cash and cash equivalents at beginning of period	87,890	207,158

Cash and cash equivalents at end of period	$160,412	$52,710

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

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2009 and September 28, 2008, and for the three and nine months then ended, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of December 31, 2008 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K, filed on February 27, 2009.

The Company has evaluated subsequent events through the date the Company filed this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2009 or any future period, and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting. The current three month period ended on Wednesday, September 30, 2009. Prior to December 31, 2008, the Company employed a four-week, four-week, five-week reporting period for its quarterly reporting. The prior year comparative three month period ended on Sunday, September 28, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments

Investments consist primarily of money market funds, commercial paper, corporate bonds and notes, treasury and agency notes and bills, variable rate demand notes, municipal bonds and notes, auction rate municipal bonds (“ARS”) and asset-backed securities, including mortgage-backed securities (collectively “ABS”). Investments with remaining maturities from original purchase date of less than three months are considered to be cash equivalents. Investments with remaining maturities from original purchase date greater than three months are generally classified as available-for-sale for use in current operations, if required, and are classified as short-term investments. Investments determined to lack an active market for a period greater than 12 months are classified as long-term investments. ARS covered under put rights are classified as trading securities. The Company’s cash equivalents, short-term and long-term investments are classified as available-for-sale, except for ARS which are classified as trading, and are reported at fair value at period end. Unrealized gains and losses on securities, net of tax, that are deemed to be temporary are recorded in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividend income and realized gains or losses are included in other income and expense, net.

The Company evaluates the investments periodically for possible other-than-temporary impairment. Effective in April 2009, the Financial Accounting Standards Board (“FASB”) amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. Under the guidance, if the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to other income and expense, net. If the Company does not have the intent to sell the security and will not be required to sell the security before its anticipated recovery on a more likely than not basis, the revised guidance requires the Company to determine the portion of the other-than-temporary impairment related to credit factors, or the credit loss portion, and the portion that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security and is recorded as a charge to other income and expense, net. The noncredit loss portion is the difference between the decline in fair value and the credit loss portion of the other-than-temporary impairment and is recorded as a separate component of other comprehensive loss. At adoption, the noncredit loss portion of the other-than-temporary impairment to date is to be recorded to other comprehensive loss, offset by an entry to the retained earnings as a one-time adjustment. The Company has determined that it has the intent to sell previously impaired securities and therefore, did not make such an adjustment. Prior to the adoption, the Company reviewed factors such as the length of time and extent to which fair value has been below cost basis, the quality rating of the investments as investment grade, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. A loss is recognized in other income and expense, net, when it is determined that an other-than-temporary decline in fair value has occurred.

Revenue Recognition

The Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

Royalty and license fees

Royalty and license fees revenues include revenues from license fees, royalty payments and royalty payments resulting from compliance audits. Licensees typically pay a non-refundable license fee and revenues from license fees are generally recognized at the time the license agreement is executed by both parties and technology transfer is completed. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the training, which is based on the price the Company charges for similar services when they are sold separately. These revenues are reported as service revenues. Semiconductor manufacturers and assemblers pay on-going royalties on their production or shipment of semiconductors incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information within 30 to 60 days after the end of the quarter in which such activity took place. Since there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. The Company also completes periodic compliance audits of licensees to independently verify the accuracy of the information contained in the licensees’ royalty reports.

While the majority of the Company’s revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. The non-standard significant business terms and conditions are included in certain software and license agreements and are related to payment terms. The Company provides payment terms to customers dependent upon their financial strength, credit worthiness and the Company’s collection experience with the customer. If the Company provides extended payment terms beyond these standard terms, revenue is deferred until payment is due and collectibility is probable and/or reasonably assured based on customer credit worthiness and past history of collection. When collectibility is not considered probable, revenue is deferred until collected.

In addition, the Company may enter into certain sales transactions that involve multiple element arrangements such as software licenses, design services and technical services with no rights of return. If the Company can objectively determine the fair value of each undelivered element, revenue is allocated based on the residual method where the fair value of any undelivered elements is deferred, and recognized upon delivery or over the period in which the service is performed. If the Company cannot objectively determine the fair value of any undelivered elements included in a multiple-element arrangement, revenue is deferred until all elements are delivered and/or services have been performed, or until the Company can objectively determine the fair value of all remaining undelivered elements.

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

Past production payments

Past production payment revenues are royalty payments for the use of the Company’s technology or intellectual property in the past by new licensees that make such payments as part of a settlement of a patent infringement dispute. Past production payment revenues typically relate to previous periods and are based on historical production volumes or sales.

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

Product and service revenues

Product and service revenues include sales of micro-optics products and engineering product development services. Product revenue principally consists of micro-optics products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as refractive, diffractive and integrated optical elements sold for telecommunications and photonic applications. The Company recognizes revenue from product sales when fundamental criteria are met, such as title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Shipping terms are generally freight-on-board shipping point. Service revenue principally consists of engineering, assembly and infrastructure services, which the Company believes accelerate the incorporation of the Company’s technology into customers’ products. For certain service arrangements, the Company utilizes the completed-contract and the percentage-of-completion methods of accounting for commercial and government contracts, dependent upon the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee and fixed-priced contracts are recognized upon acceptance of deliverables by the customer or in accordance with the contract specifications, assuming title and risk of loss has transferred to the customer, prices are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues from services related to training are recognized when services are performed.

Changes in judgment on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Inventories

Inventories are stated at lower of cost or market using the first-in, first-out method. The Company evaluates inventory levels quarterly against sales forecasts to evaluate its overall inventory risk. Inventory is determined to be saleable based on a sales forecast within a specific time period, generally not to exceed one year. Inventory in excess of estimated saleable amounts is not valued.

Stock-based Compensation Expense

The Company accounts for stock-based compensation expense in accordance with the authoritative guidance on share-based payment. Under the provisions of the guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of the Company’s stock awards for non-employees was estimated based on the fair market value on each vesting date, accounted for under the variable-accounting method.

The authoritative guidance also requires that the Company measure and recognize stock-based compensation expense upon modification of the term of stock award. The stock-based compensation expense for such modification is the sum of any unamortized expense of the award before modification and the modification expense. The modification expense is the incremental amount of the fair value of the award before the modification and the fair value of the award after the modification, measured on the date of modification. In the case when the modification results in a longer requisite period than in the original award, the Company has elected to apply the pool method where the aggregate of the unamortized expense and the modification expense is amortized over the new requisite period on a straight-line basis. In addition, any forfeitures will be based on the original requisite period prior to the modification.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which it believes are representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be significantly different from what was recorded in the current period.

See Note 9 — “Stock-based Compensation Expense” for additional detail.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits, tax deductions, and in the calculation of certain deferred taxes and tax liabilities. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

The provision for income taxes comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The Company believes that a substantial majority of the deferred tax assets recorded on its consolidated balance sheets will ultimately be recovered. However, should there be a change in the Company’s ability to recover its deferred tax assets, the tax provision would increase in the period in which it is determined that the recovery was not more likely than not. See Note 10 — “Income Taxes” for additional details.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB revised the authoritative guidance for business combinations, which requires a company to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then monitored for impairment periodically, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this guidance also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In January 2009, the Company adopted this guidance and expects that this guidance will result in the recognition of expenses to the Company’s results of operations for any future acquisitions which would have been capitalized prior to the adoption of this guidance. The Company cannot predict any acquisition activities and therefore cannot access the impact to its financial positions, results of operations, or cash flows.

In April 2009, the FASB revised the authoritative guidance for business combinations. The guidance deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. It is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. In the first quarter of 2009, the Company adopted this guidance, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements, which requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. In January 2009, the Company adopted this guidance, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In November 2008, the FASB issued authoritative guidance for defensive intangible assets, which provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with authoritative guidance for business combinations and on fair value measurements, including the estimated useful life that should be assigned to such assets. This guidance is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In January 2009, the adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB revised the authoritative guidance for fair value measurements and financial instruments to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. This guidance is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt them for interim and annual periods ending after March 15, 2009. In April 2009, the Company adopted this guidance, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. Since this guidance only requires additional disclosures, the adoption in June 2009 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification supersedes all accounting standards in GAAP, aside from those issued by the SEC. In July 2009, the Company adopted this guidance, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This amendment will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. The Company is currently evaluating the impact that this amendment may have on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued an update to the authoritative guidance for revenue recognition related to multiple-deliverable arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the authoritative guidance for fair value measurements and disclosures, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. In addition, this update removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. This update is effective in fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$314	$369
Work in process	530	677
Finished goods	497	488

	$1,341	$1,534

Property and equipment consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Furniture and equipment	$45,648	$39,160
Land and buildings	19,845	15,628
Leasehold improvements	3,958	4,142

	69,451	58,930
Less: Accumulated depreciation and amortization	(27,022)	(21,946)

	$42,429	$36,984

Accrued liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Employee compensation and benefits	$10,686	$10,435
Other	7,730	7,312

	$18,416	$17,747

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Unrealized losses on available-for-sale securities, net of tax	$29	$777

Accumulated other comprehensive loss	$29	$777

NOTE 5 – BUSINESS COMBINATIONS

FotoNation, Inc.

In February 2008, Tessera completed its acquisition of FotoNation, Inc. (“FotoNation”), a Delaware corporation and a leading provider of embedded imaging solutions for digital still camera and mobile phone applications.

As a result of the acquisition, FotoNation became a wholly owned subsidiary of the Company in a business combination transaction accounted for using the purchase method of accounting, with the results of the acquired entity included in the Imaging and Optics segment as of the acquisition date. The net purchase consideration of $38.6 million included a cash payment of $38.7 million for all outstanding shares of capital stock and vested stock options, transaction costs of $1.0 million, net of a repayment of $1.1 million from the shareholders due to non-achievement of certain milestones. Included in the cash payment is $4.7 million paid to shareholders in June 2009 as part of a $10 million possible payout upon achievement of certain milestones. The purchase price includes $2.9 million of cash acquired. Of the purchase consideration, $8.9 million is held in escrow as of September 30, 2009, and is subject to forfeiture to satisfy the indemnification obligations, if any, of the former stockholders of FotoNation. The escrow will expire in February 2010. The Company allocated $1.7 million of the purchase price to acquired net tangible assets consisting of accounts receivable, property and equipment, income tax payable and various assumed assets and liabilities, $25.5 million to amortizable identified intangible assets and $8.9 million to goodwill.

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

NOTE 6 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization. Amounts assigned to in-process research and development, if any, are capitalized as an intangible asset and monitored for impairment periodically until technological feasibility is reached, at which time it is amortized over its estimated useful life. The value of the Company’s identified intangible assets and goodwill could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of the Company’s common stock, (iii) significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results.

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

The allocation of goodwill to segments and the changes to the carrying value from January 1, 2009 through September 30, 2009 is reflected below (in thousands):

Imaging and Optics
Balance at January 1, 2009	$40,444
Goodwill acquired through the Dblur Technologies Ltd. acquisition	450
Adjustment to goodwill related to FotoNation, Inc. acquisition	4,256

Balance at September 30, 2009	$45,150

Identified intangible assets consisted of the following (in thousands):

		September 30, 2009			December 31, 2008
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	3-15	$36,047	$(6,588)	$29,459	$24,736	$(4,422)	$20,314
Existing technology	5-10	51,161	(16,633)	34,528	51,161	(11,683)	39,478
Trade name	4-10	3,620	(1,186)	2,434	3,620	(881)	2,739
Customer contracts	3-9	11,900	(3,212)	8,688	10,500	(1,984)	8,516
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,296)	104
Assembled workforce	4	300	(195)	105	300	(139)	161

		$104,428	$(29,214)	$75,214	$91,717	$(20,405)	$71,312

Amortization expense for the three months ended September 30, 2009 and September 28, 2008 amounted to $3.0 million and $2.9 million, respectively. Amortization expense for the nine months ended September 30, 2009 and September 28, 2008 amounted to $8.8 million and $8.2 million, respectively.

As of September 30, 2009, the estimated future amortization expense of purchased identified intangible assets is as follows (in thousands):

2009 (remaining 3 months)	$3,273
2010	12,893
2011	12,544
2012	11,775
2013	10,912
Thereafter	23,817

$75,214

NOTE 7 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008

Numerator:
Net income (loss)	$12,134	$(5,357)	$63,439	$(3,047)
Denominator:
Weighted average common shares outstanding	49,564	48,426	48,992	48,267
Less: Unvested common shares subject to repurchase	(363)	(522)	(394)	(316)

Total shares-basic	49,201	47,904	48,598	47,951
Effect of dilutive securities
Stock awards and warrants	489	—	236	—
Restricted stock	172	—	147	—

Total shares-diluted	49,862	47,904	48,981	47,951

Net income (loss) per common share-basic	$0.25	$(0.11)	$1.31	$(0.06)
Net income (loss) per common share-diluted	$0.24	$(0.11)	$1.30	$(0.06)

Basic common shares are computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted shares that are subject to repurchase. Diluted common shares are computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted shares and the incremental common shares issuable upon the exercise of stock options and warrants, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid in capital.

For the three and nine months ended September 30, 2009, options to purchase approximately 2.5 million and 5.9 million shares of common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive. For the three and nine months ended September 28, 2008, excluded from the Company’s net loss per share calculations were all potential dilutive common shares because their effect on net loss per share was anti-dilutive.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2009, the Company has repurchased a total of 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under this plan. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2009, the total amount available for repurchase was $89.5 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of September 30, 2009, there were no shares reserved for grant under these plans. As of September 30, 2009, only the cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board of Directors adopted and the Company stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options and restricted stock awards granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and restricted stock units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. As of September 30, 2009, there were 2,437,000 shares available for grant under this plan.

A summary of stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2008	6,779	$24.25
Options granted	1,890	$24.08
Options exercised	(932)	$16.46
Options cancelled / forfeited / expired	(1,548)	$34.71

Balance at September 30, 2009	6,189	$22.76

Information with respect to outstanding restricted stock awards and units as of September 30, 2009 was as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2008	925	$29.91
Awards and units granted	338	$24.50
Awards and units vested	(245)	$33.80
Awards and units cancelled / forfeited	(51)	$28.54

Balance at September 30, 2009	967	$27.10

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

As of September 30, 2009 and September 28, 2008, there were 568,000 and 624,000 shares, respectively, available for grant under the ESPP.

NOTE 9 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2009 and September 28, 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Cost of revenues	$199	$92	$450	$345
Research, development & other related costs	2,379	2,457	8,489	5,571
Selling, general & administrative	4,312	4,046	11,498	10,966

Total stock-based compensation expense	$6,890	$6,595	$20,437	$16,882

The stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2009 and September 28, 2008 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Employee stock options	$4,152	$3,906	$12,106	$9,430
Restricted stock awards and units	2,298	2,480	7,016	6,479
Employee stock purchase plan	440	209	1,315	973

Total stock-based compensation expense	$6,890	$6,595	$20,437	$16,882

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

The following assumptions were used to value the options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Expected life (in years)	3.70	4.00	3.70	4.00
Risk-free interest rate	1.5%	3.0%	1.2 - 1.6%	2.6 - 3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	75.9%	60.7%	73.5 - 75.9%	59.9 - 60.7%

In July 2009, the Company completed an offer to exchange certain employee stock options under the 2003 Plan (the “Exchange”). Pursuant to the Exchange, eligible options to purchase an aggregate of 1,137,642 shares of the Company’s common stock were tendered and accepted. In exchange for the options tendered, the Company granted replacement options to purchase an aggregate of 926,548 shares of common stock under the 2003 Plan on July 1, 2009. The exercise price per share of each replacement option granted in the Exchange was $25.78, the closing price of the Company’s common stock as reported by The Nasdaq Global Select Market on July 1, 2009. The replacement options granted will vest over a three-year period where one-third of the shares will vest and become exercisable on the one-year anniversary of the replacement grant date, with the remaining shares vesting and becoming exercisable in equal monthly increments over the 24 months following the first anniversary of the replacement grant date. The Exchange was accounted for as a modification, which did not result in any incremental compensation expense. The remaining compensation expense associated with the eligible options exchanged will be recognized over the requisite period of the replacement options which is generally the vesting period.

NOTE 10 – INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2009 was $8.3 million and $47.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The income tax provision for the three and nine months ended September 28, 2008 was $0.8 million and $10.4 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses. Such jurisdictions’ tax is based on actual withholding taxes for the quarter. The increase in the income tax provision for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 28, 2008 is primarily attributable to the increase in pre-tax income for the period, taxed at the statutory income tax rate.

As of September 30, 2009 and December 31, 2008, unrecognized tax benefits determined in accordance with the authoritative guidance on accounting for uncertainty in income taxes, approximated $4.3 million and $4.2 million, respectively. There were no significant changes in the unrecognized tax benefits for the period. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $2.6 million at September 30, 2009.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2009, interest and penalties related to unrecognized tax benefits were immaterial. The Company does not expect any of its unrecognized tax benefits to expire within the next twelve months.

As of September 30, 2009, the Company’s tax returns in one or more jurisdictions are generally not open to examination by tax authorities for years before 2004. In the United States, the Company’s federal and state net operating loss or credit carry-forwards generated prior to 2004 may be subject to examination. The Company is currently under examination by a U.S. state for the tax years 2006 and 2007. The outcome of such examination is not known, and therefore, the Company is unable to estimate the effect to the Company’s financial position, results of operations or cash flows.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three and nine months ended September 30, 2009 and September 28, 2008 amounted to $0.7 million, $2.0 million, $0.8 million, and $1.7 million, respectively. In addition, the Company has agreements containing non-cancelable, nonrefundable payment terms with third parties to purchase services.

As of September 30, 2009, future minimum lease payments and non-cancelable purchase obligations are as follows (in thousands):

	Purchase Obligations	Lease Obligations	Total
2009 (remaining 3 months)	$741	$567	$1,308
2010	56	1,754	1,810
2011	—	1,741	1,741
2012	—	1,795	1,795
2013	—	1,850	1,850
Thereafter	—	2,558	2,558

	$797	$10,265	$11,062

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

Fact discovery in the action is currently closed, and expert discovery is ongoing. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. Those motions are currently pending. On July 10, 2009, the court granted in part Hynix’s motion to continue the trial date, but ruled that all discovery deadlines would remain as previously scheduled. No new trial date has been set yet.

On September 17, 2009, the judge to whom the case previously had been assigned filed a petition with the Judicial Council to coordinate the Tessera v. Hynix action with the Rambus v. Micron action pending before Judge Kramer in the San Francisco County Superior Court (Case No. 04-0431105). On October 15, 2009, the Judicial Council issued an order appointing Judge Kramer as the coordination motion judge. A hearing on the coordination petition is scheduled for November 6, 2009.

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

Spansion, Inc. et al., v. International Trade Commission and Tessera, Inc., U.S. Court of Appeals for the Federal Circuit Case Nos. 2009-1460, 2009-1461, 2009-1462, and 2009-1465

On or about July 20, 2009, Respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC and ST Microelectronics N.V. filed appeals of the ITC’s Final Determination in Investigation No. 337-TA-605 with the United States Court of Appeals for the Federal Circuit. The appellants also filed certain “emergency” motions seeking a stay of the ITC’s limited exclusion order and cease and desist orders during the pendency of the appeal proceedings, as well as an immediate stay of those ITC orders while the Federal Circuit considered briefing as to whether to grant a stay during the appeal.

On July 22, 2009, the Federal Circuit issued an order consolidating appeals from the ITC’s 337-TA-605 investigation, and ordering Tessera and the ITC to file responses to the appellants’ motion to stay no later than July 29, 2009. On July 29, 2009, Tessera and the ITC each filed their briefing in opposition to a stay of the ITC’s orders during the appeal. On August 3, 2009, the respondents filed a reply brief in support of their motion. On August 4, 2009, Tessera filed a supplemental response to the respondents’ reply brief. Also on August 4, 2009, the Federal Circuit issued an order denying Tessera’s request for leave to file a brief in excess of the usual page limits, and ordered Tessera to file a corrected version of its July 29, 2009 brief consisting of no more than 20 pages. Tessera filed its corrected brief on August 6, 2009. On September 8, 2009, the Federal Circuit denied the motions for a stay.

On September 22, 2009, Respondents ATI Technologies, Inc. and Freescale Semiconductor, Inc. filed a Combined Motion for Reconsideration and Suggestion for Rehearing En Banc of the Federal Circuit’s denial of their stay motion. Tessera opposed the motion on October 5, 2009. The ITC also opposed the motion on October 5, 2009. On October 23, 2009, the Federal Circuit ruled in the Company’s favor, denying the respondents’ request to stay the limited exclusion order and cease and desist orders during the appeal. The Federal Circuit also notified the parties that it had circulated the petition for rehearing en banc to the court.

On October 30, 2009, the Respondents filed their appellate briefing regarding the merits of the ITC’s ruling. Tessera will have the opportunity to respond.

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

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”)

On December 7, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on January 3, 2008. The respondents named in the complaint were A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. In the Notice of Institution, the ITC stated that it would, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

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

With the exception of the TwinMOS respondents, all of the respondents answered Tessera’s complaint. On February 19, 2008, Tessera filed a motion for an order to show cause why the TwinMOS respondents should not be found to be in default. Tessera’s motion was granted. The TwinMOS respondents have not responded to the order to show cause.

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

On August 28, 2009, Judge Essex issued an Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond, in which he found that no violation of Section 337 of the Tariff Act of 1930 had occurred. The ALJ held, among other things, that the Commission had subject matter jurisdiction over the parties and products, that the importation or sale requirement of Section 337 was satisfied, that the accused products do not infringe the asserted claims, that the asserted claims are not invalid for anticipation, obviousness or indefiniteness, that a domestic industry exists, that the respondents failed to approve the affirmative defense of licensing, that respondents except for Elpida Memory, Inc. and Elpida Memory (USA) Inc. (“Elpida”) failed to prove the affirmative defense of patent exhaustion for certain accused products but had established it for others, and that Elpida proved that all of its accused products are subject to patent exhaustion. The section addressing the recommended remedy and bond provisionally recommended among other things that, if a violation of Section 337 had been found, Tessera had not demonstrated entitlement to a general exclusion order or an order extending to downstream products, and that a bond could have been set at a reasonable royalty rate as determined by Tessera’s license agreements.

On September 17, 2009, Tessera and the ITC Staff filed petitions for review of portions of the Initial Determination. Certain Respondents also conditionally sought review of portions of the Initial Determination. The parties filed replies to each others’ petitions for review on October 1, 2009. On October 30, 2009, the ITC announced that it will review portions of the Initial Determination. The Commission will review, among other things, whether the respondents infringed the Tessera patents asserted in the action. The Commission’s Final Determination is currently scheduled to be issued by December 29, 2009.

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

As noted above, on May 21, 2008, the Company settled its dispute with one of the defendants, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that their accused products infringe those patents. IPSG was dismissed from the Texas district court action on June 30, 2008. On August 14, 2008, Company settled its dispute with another defendant, Peripheral Devices & Products Systems, Inc. (“PDP”), and entered into a settlement and license agreement with PDP. As part of the settlement, PDP, on behalf of itself and its parents, affiliates and subsidiaries, acknowledged the validity and enforceability of the asserted patents, and further acknowledged that its accused products infringe those patents. On September 9, 2008, PDP was dismissed from the Texas district court action.

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

Tessera requested that the ITC investigate, among other things, infringement of U.S. Patent Nos. 5,679,977, 5,852,326 and 6,433,419, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

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

On March 19, 2009, Tessera filed a Special Motion to Strike Cross-Complaint under California Code of Civil Procedure Section 425.16, asserting that UTAC’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law were barred by California’s “anti-SLAPP” statute. On April 16, 2009, UTAC voluntarily moved to dismiss with prejudice its causes of action for breach of contract and breach of implied covenant of good faith and fair dealing. Tessera did not oppose UTAC’s motion to voluntarily dismiss with prejudice, and the dismissal was entered by the Court. On April 22, 2009, a hearing was held before Judge Freedman and Tessera’s motion was taken under submission. On May 4, 2009, Judge Freedman issued an order granting Tessera’s motion, and striking UTAC’s causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law. On June 25, 2009, Tessera filed a motion seeking recovery from UTAC of its costs and attorneys’ fees incurred in connection with the successful motion. Tessera’s motion for costs and attorneys’ fees was heard by the Court on October 23, 2009, and the Court took the matter under submission.

Discovery is in progress, and various discovery disputes have been submitted to the Court. Tessera has sought summary adjudication regarding two contract issues, and hearings on those motions are currently set for November 20, 2009 and December 11, 2009, respectively. Trial in the UTAC action has been set for January 11, 2010.

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

The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007, to which a response was filed on July 5, 2007. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed by Tessera on August 6, 2007. On September 5, 2007, Siliconware filed comments in response to the Company’s August 6, 2007 response. On March 14, 2007, Siliconware filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO granted this request on June 12, 2007. On May 21, 2007, Amkor Technology, Inc. (“Amkor”) filed a request for ex parte reexamination of U.S. Patent No. 5,861,666. On July 26, 2007, the PTO granted this request. On June 11, 2007, Amkor filed additional requests for reexamination regarding U.S. Patent Nos. 5,679,977 and 6,133,627. The PTO granted the request for reexamination as to the 5,679,977 patent on August 15, 2007, and the PTO granted the requests for reexamination as to the 6,133,627 patent on August 13, 2007.

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009. An advisory action was mailed by the PTO on June 22, 2009, maintaining all of the rejections presented in the Action of March 6, 2009. On July 1, 2009, Tessera filed a petition to withdraw the finality of the official action mailed on March 6, 2009. The PTO issued a decision on July 10, 2009 dismissing Tessera’s petition of July 1, 2009. Tessera filed a Notice of Appeal on August 6, 2009, and timely filed an appeal brief on October 13, 2009.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera will have an opportunity to respond.

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera filed a request for reconsideration of this decision on August 7, 2009, upon which a decision from the PTO has not yet been received. Tessera timely filed an appeal brief on October 5, 2009.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal

Notice was issued on June 22, 2009. On July 13, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 13, 2009, Tessera filed a Notice of Appeal on July 22, 2009. Tessera timely filed an appeal brief on October 5, 2009.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims to which Tessera filed a response on August 14, 2009. Tessera is currently awaiting issuance of further action by the PTO.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera timely filed a response on October 21, 2009.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera filed a Notice of Appeal on August 24, 2009. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

In re Spansion, LLC, U.S. Bankruptcy Court (Del.), Case No. 09-1069; In re Spansion, Inc., U.S. Bankruptcy Court (Del.), Case No. 09-10690; In re Spansion Technology LLC, U.S. Bankruptcy Court (Del.), Case No. 09-10691

On or about March 1, 2009, Spansion LLC, Spansion, Inc. and Spansion Technology LLC initiated bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. On or about July 17, 2009, Tessera filed a Proof of Claim in each of the above Spansion bankruptcy proceedings alleging amounts due of not less than $25 million. On July 28, 2009, the Company sought permission under the Bankruptcy rules to serve certain discovery requests in the actions, seeking various documents and testimony regarding potential administrative claims that Tessera may assert in the action. Tessera’s request for such discovery was denied without prejudice on August 11, 2009.

Amkor Technology, Inc. v. Tessera

On or about August 7, 2009, Amkor filed a request for arbitration against the Company before the International Chamber of Commerce (“ICC”). The request, among other things, accuses the Company of interference with Amkor’s existing and prospective business relationships, of improperly claiming that Amkor had breached the parties’ license agreement, and of improperly threatening to terminate that agreement. Amkor seeks relief including judgment that it is in compliance with the license agreement and is a licensee in good standing under the license agreement; judgment that the license agreement remains in effect and no breach alleged by the Company against Amkor has terminated the License Agreement; judgment that Amkor’s method of calculating royalties on a going-forward basis complies with Amkor’s obligations under the license agreement; an injunction against the Company forbidding it from making statements to Amkor’s customers and potential customers inconsistent with the above; an injunction against the Company forbidding it from attempting to terminate the license agreement or threatening to terminate the license agreement during the arbitration or based on events occurring prior to the conclusion of the arbitration; a damage award against the Company for attorneys fees and costs to Amkor associated with this arbitration, together with all other damages resulting from the Company’s alleged acts of tortious interference and punitive damages; all other relief recoverable under the Rules of Arbitration of the ICC; such other and further relief as the arbitrators deem just and proper. The Company has not yet answered the request. The Company is scheduled to file its Answer and Counter-Claims to Amkor’s request for arbitration on November 2, 2009.

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

The Micro-electronics segment is primarily composed of the Company’s licensing business in its core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and the Company’s development and licensing efforts in emerging areas of packaging, interconnect, miniaturization such as its µPILR™ platform, and thermal management technology.

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

The Chief Operating Decision Maker (“CODM”), as defined by the authoritative guidance on segment reporting, is the Company’s President and Chief Executive Officer. The CODM assesses the performance of the reportable segments using information about its revenue and operating income (loss) before other income and expense and income taxes. The CODM is not presented with financial information for each division and the CODM does not evaluate each division separately from the reportable segments when evaluating the operating performance of the business.

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

The Company adjusted its historical results to reflect a reorganization from the reportable segments previously reported.

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Revenues:
Micro-electronics:
Royalty and license fees	$59,060	$56,035	$221,199	$150,858
Product and service revenues	3	554	48	3,775

Total Micro-electronics revenues	59,063	56,589	221,247	154,633

Imaging and Optics:
Royalty and license fees	3,684	1,552	13,271	6,913
Product and service revenues	3,376	5,360	8,452	17,620

Total Imaging and Optics revenues	7,060	6,912	21,723	24,533

Corporate overhead	—	—	—	—

Total revenues	66,123	63,501	242,970	179,166

Operating expenses:
Micro-electronics Segment	15,328	39,606	48,808	95,774
Imaging and Optics Segment	19,311	17,857	55,966	50,401

Corporate overhead	11,603	9,592	31,888	28,913

Total operating expenses	46,242	67,055	136,662	175,088

Operating income (loss)
Micro-electronics Segment	43,735	16,983	172,439	58,859
Imaging and Optics Segment	(12,251)	(10,945)	(34,243)	(25,868)
Corporate overhead	(11,603)	(9,592)	(31,888)	(28,913)

Total operating income (loss)	$19,881	$(3,554)	$106,308	$4,078

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the United States, principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic regions of the headquarters of the Company’s customers, revenues and the percentage of revenues derived from each region for the periods indicated (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 28, 2008		September 30, 2009		September 28, 2008
United States	$19,229	29%	$7,499	12%	$114,896	47%	$37,548	21%
Asia Pacific	43,227	65%	43,895	69%	116,759	48%	100,861	56%
Europe and other	3,667	6%	12,107	19%	11,315	5%	40,757	23%

	$66,123	100%	$63,501	100%	$242,970	100%	$179,166	100%

For the three and nine months ended September 30, 2009, three customers each accounted for 10% or more of total revenues. For the three and nine months ended September 28, 2008, two customers each accounted for 10% or more of total revenues.

Net property and equipment are presented below by geographical area (in thousands):

September 30, 2009
United States	$39,971
Japan	1,174
Ireland	980
Israel	299
Other	5

Total	$42,429

NOTE 13 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values	Carrying Value
Available-for-sale securities
Commercial paper	$22,994	$—	$(6)	$22,988	$22,988
Money market funds	78,979	—	—	78,979	78,979
Bank deposits	5,846	—	—	5,846	5,846
Corporate bonds and notes	50,521	375	(50)	50,846	50,846
Treasury and agency notes and bills	68,169	106	—	68,275	68,275
Variable rate demand notes	17,790	—	—	17,790	17,790
Municipal bonds and notes	88,533	117	(15)	88,635	88,635
Asset-backed securities	2,424	—	(556)	1,868	1,868

Total available-for-sale securities	335,256	598	(627)	335,227	335,227
Trading securities
Auction rate municipal bonds	16,846	—	—	16,846	16,846

Total marketable securities	$352,102	$598	$(627)	$352,073	$352,073

Reported in:
Cash and cash equivalents				115,413	115,413
Short-term investments				217,946	217,946
Long-term investments				18,714	18,714

Total marketable securities				$352,073	$352,073

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values	Carrying Value
Available-for-sale securities
Commercial paper	$25,350	$33	$—	$25,383	$25,383
Money market funds	41,680	—	—	41,680	41,680
Corporate bonds and notes	27,247	60	(660)	26,647	26,647
Government agency notes	23,342	195	—	23,537	23,537
Variable rate demand notes	20,825	—	—	20,825	20,825
Municipal bonds and notes	115,371	357	(6)	115,722	115,722
Asset-backed securities	6,070	—	(1,284)	4,786	4,786

Total available-for-sale securities	259,885	645	(1,950)	258,580	258,580
Trading securities
Auction rate municipal bonds	17,348			17,348	17,348

Total marketable securities	$277,233	$645	$(1,950)	$275,928	$275,928

Reported in:
Cash and cash equivalents				65,184	65,184
Short-term investments				188,610	188,610
Long-term investments				22,134	22,134

Total marketable securities				$275,928	$275,928

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale and trading securities which have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time (in thousands):

September 30, 2009

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$22,988	$(6)	$—	$—	$22,988	$(6)
Corporate bonds and notes	8,335	(20)	6,041	(30)	14,376	(50)
Treasury and agency notes and bills	1,500	—	—	—	1,500	—
Municipal bonds and notes	25,000	(15)	—	—	25,000	(15)
Asset-backed securities	88	(65)	1,780	(491)	1,868	(556)
Auction rate municipal bonds	—	—	16,846	—	16,846	—

Total	$57,911	$(106)	$24,667	$(521)	$82,578	$(627)

December 31, 2008

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$10,401	$(623)	$7,645	$(37)	$18,046	$(660)
Municipal bonds and notes	—	—	13,582	(6)	13,582	(6)
Asset-backed securities	2,563	(1,145)	1,273	(139)	3,836	(1,284)
Auction rate municipal bonds	—	—	17,348	—	17,348	—

Total	$12,964	$(1,768)	$39,848	$(182)	$52,812	$(1,950)

The gross realized losses on sales of marketable securities were $1.0 million and $1.0 million during the three and nine months ended September 30, 2009, respectively. The gross realized gains on sales of marketable securities were not significant during the three and nine months ended September 30, 2009. The gross realized gains and losses on sales of marketable securities were not significant during the three and nine months ended September 28, 2008. Amounts recognized in earnings for which an other-than-temporary impairment has been recognized are related to investments for which management has the intent to sell.

The estimated fair value of marketable securities by contractual maturity, excluding asset-backed securities which do not have a single maturity date, at September 30, 2009, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in less than one year	$229,569
Due in greater than one year	120,636

Total	$350,205

NOTE 14 – FAIR VALUE

Effective January 1, 2008, the Company adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The guidance for fair value measurements establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has elected to record the Rights related to the ARS invested with UBS, as discussed below, at fair value under the provisions of the guidance for the fair value option for financial assets and financial liabilities. In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. The new guidance was effective for the Company’s second quarter of fiscal 2009.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2009 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Money market funds (1)	$78,979	$78,979	$—	$—
Commercial paper (1)	22,988	—	22,988	—
Bank deposits (1)	5,846		5,846	—
Corporate bonds and notes (2)	50,846	—	50,846	—
Municipal bonds and notes (2)	88,635	—	88,635	—
Variable rate demand notes (2)	17,790	—	17,790	—
Treasury and agency notes and bills (3)	68,275	—	68,275	—
Asset-backed securities (4)	1,868	—	—	1,868
Auction rate municipal bonds (4)	16,846	—	—	16,846
Rights related to UBS agreement (5)	1,230	—	—	1,230

Total Assets	$353,303	$78,979	$254,380	$19,944

The following footnotes indicate where the noted items are recorded in the Condensed Consolidated Balance Sheet at September 30, 2009:

(1)	Money market funds, commercial paper and bank deposits are reported as cash and cash equivalents.
(2)	Corporate bonds and notes, variable rate demand notes, and municipal bonds and notes are reported as short-term investments.
(3)	Treasury and government agency notes and bills are reported as either cash and cash equivalents or short-term investments.
(4)	Asset-backed securities and auction rate municipal bonds are reported as long-term investments.
(5)	Rights related to UBS agreement are reported as other assets.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (in thousands):

	Rights (Level 3)	Available-for-sale and trading securities (Level 3)	Total (Level 3)
Balance at December 31, 2008	$3,952	$22,134	$26,086
Purchases, sales, issuances and settlements, net	—	(5,062)	(5,062)
Total gains or losses (realized and unrealized):
Included in earnings	(2,722)	914	(1,808)
Included in other comprehensive loss	—	728	728
Transfers in (out) of Level 3	—	—	—

Balance at September 30, 2009	$1,230	$18,714	$19,944

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

In November 2008, the Company entered into an agreement with UBS which granted the Company and UBS various rights (the “Rights”), including the right to permit the Company to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by the Company. The Company has elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of the guidance for the fair value option for financial assets and financial liabilities. Upon acceptance of the Rights, the Company recorded the fair value of the Rights in other assets with an offsetting entry to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, the Company reclassified the ARS investments from available-for-sale to trading to reflect its intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are to be recorded in current period earnings. For the three and nine month period ended September 30, 2009, the Company recorded $13,000 and $2.7 million of unrealized gains, respectively, in relation to the change in the fair value of the ARS investment and an offsetting entry of approximately $13,000 and $2.7 million, respectively, related to the change in fair value of the Rights. The fair value of the Rights was based on the Company’s expected value to be received from UBS, which was the difference between par and fair value of the ARS at the end of the current period. This value was discounted using UBS’s credit default swap rate to account for the counterparty risk. The Company expects that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

NOTE 15 – RELATED PARTY TRANSACTION

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, the Company made an investment of $0.5 million in NemoTek. In February 2009, the Company invested an additional $1.4 million in NemoTek. As of September 30, 2009, the total investment by the Company in NemoTek is approximately $1.9 million and represents less than a 10 percent holding in NemoTek. For the three and nine months ended September 30, 2009, revenue from NemoTek represented zero and $1.1 million, or, less than one percent of total revenue, respectively. For the three and nine months ended September 28, 2008, revenue from NemoTek represented $0.3 million and $0.8 million, or less than one percent of total revenue, respectively. The amount due from NemoTek as of September 30, 2009 was $0.2 million. As of December 31, 2008, the amount due from NemoTek under the license was $1.5 million.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part II, Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to review carefully and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Business Overview

Tessera is a technology innovator that invests in, licenses and delivers innovative miniaturization technologies for next-generation electronic devices. Our Micro-electronics solutions enable smaller, higher-functionality devices through chip-scale, 3 dimensional (“3D”) and wafer-level packaging technology, as well as high-density substrate and thermal management technology. Our Imaging & Optics solutions provide low-cost, high-quality camera functionality in electronic products and include image sensor packaging, wafer-level optics, and image enhancement intellectual property. We also offer customized micro-optic lenses, from diffractive and refractive optical elements to integrated micro-optical subassemblies. We license our technologies worldwide, as well as deliver products based on these technologies, some of which is done to promote the development of supply chain infrastructure.

Our intellectual property includes approximately 1,700 domestic and internationally issued patents and patent applications, covering a range of advanced semiconductor packaging, substrate, interconnect, imaging and optics, and thermal management technologies.

We have two reportable segments: Micro-electronics and Imaging and Optics. Micro-electronics is primarily composed of our licensing business in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and our development and licensing efforts in emerging areas of packaging, interconnect and miniaturization such as our µPILR™ platform and thermal management technology. Imaging and Optics is composed of two elements. The first is our development efforts and licensing business in our imaging and optics market, such as our wafer level image sensor packaging and image enhancement solutions. The second is our product and services business. This includes the manufacture of small form factor micro-optics and our Product Launch Services, through which we deliver state-of-the-art imaging solutions such as our OptiML single-element VGA lens directly to manufacturers.

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

Our Technology

We develop, license and/or manufacture technologies in two key areas:

•	Micro-electronics—including semiconductor packaging technologies encompassing interconnect and substrates, and thermal management technology

•	Imaging & Optics—including wafer-level camera, wafer-level optics, image sensor packaging and image enhancement technologies

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

Imaging & Optics

Advancements in Imaging & Optics technologies are enabling higher quality images in considerably smaller digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers. Our portfolio of imaging and optics technologies includes:

•	SHELLCASE MVP wafer-level chip-scale packaging (“WLCSP”) technology, used in image sensor packaging;

•	OptiML WLO technology, which enables the manufacturing and assembly of lens modules;

•	OptiML WLC technology, which combines OptiML WLO with SHELLCASE MVP technology to manufacture camera modules at the wafer level;

•	OptiML image enhancement technology, which improves the quality of captured cell phone images:

•	OptiML Zoom solution offers 3X zoom capabilities,

•	OptiML Focus solution enables a high-quality image to be simultaneously brought into focus,

•	OptiML UFL solution improves low-light performance; and

•	FotoNation image enhancement technology, which provides a portfolio of in-camera image enhancement solutions for digital photos:

•	FotoNation Red solution automatically detects and removes red- and golden-eye defects; and

•	FotoNation FaceRecognition technology performs automatic identification of specific human faces in camera equipped mobile devices.

Acquisitions

We have grown our business partly through acquisitions. The impact of these acquisitions on our financial results has been included in the following discussion. In May 2009, we completed our purchase of certain intellectual property and customer agreements from Dblur Technologies Ltd., an Israeli company. In February 2008, we completed our acquisition of FotoNation, Inc., a Delaware corporation. In February 2007, we completed our acquisition of Eyesquad GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and its subsidiary, which operates in Israel. In February 2007 and May 2005, we purchased from North Corporation all of its patents and patent applications filed in the United States and in foreign jurisdictions, trademark assets and certain tangible assets. In July 2006, we completed our acquisition of Digital Optics Corporation, a Delaware corporation. In December 2005, we completed our purchase of certain assets of Shellcase, Ltd., an Israeli company.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Revenues:
Royalty and license fees	95%	91%	97%	88%
Product and service revenues	5	9	3	12

Total revenues	100	100	100	100

Operating expenses:
Cost of revenues	6	6	5	7
Research, development and other related costs	26	25	21	25
Selling, general and administrative costs	29	28	22	29
Litigation expense	9	46	8	37

Total operating expenses	70	105	56	98
Operating income (loss)	30	(5)	44	2
Other income and expense, net	1	(2)	2	2

Income (loss) before taxes	31	(7)	46	4
Provision for income taxes	13	1	20	6

Net income (loss)	18%	(8)%	26%	(2)%

Revenues

The following table sets forth our revenues by type (in thousands, except for percentages):

	For the Three Months Ended
	September 30, 2009		September 28, 2008		Increase/ (Decrease)	% Change
Royalty and license fees	$62,743	95%	$57,587	91%	$5,156	9%
Product and service revenues	3,380	5	5,914	9	(2,534)	(43)

Total revenues	$66,123	100%	$63,501	100%	$2,622	4%

	For the Nine Months Ended
	September 30, 2009		September 28, 2008		Increase/ (Decrease)	% Change
Royalty and license fees	$234,470	97%	$157,771	88%	$76,699	49%
Product and service revenues	8,500	3	21,395	12	(12,895)	(60)

Total revenues	$242,970	100%	$179,166	100%	$63,804	36%

Revenues for the three months ended September 30, 2009 were $66.1 million as compared to $63.5 million for the three months ended September 28, 2008, an increase of $2.6 million, or 4%. Revenues for the nine months ended September 30, 2009 were $243.0 million as compared to $179.2 million for the nine months ended September 28, 2008, an increase of $63.8 million, or 36%. The overall increase in revenues in the three months ended September 30, 2009 as compared to 2008 is primarily due to royalty and license fees received from a former defendant in an ITC infringement case, revenue from one-time self audits reported by our licensees, offset by the lower demand in wireless and DRAM markets and continued softness in the photolithography industry, and a reduction in service revenue from government funded projects. The overall increase in revenues in the nine months ended September 30, 2009 as compared to 2008 is primarily due to royalty revenue of $60.6 million from Amkor Technology, Inc. (“Amkor”) in February 2009, awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera, and option and license fees received from a former defendant in an ITC infringement case, offset by the overall lower demand in wireless and DRAM markets and continued softness in the photolithography industry.

Cost of Revenues

Cost of revenues primarily consists of direct compensation, materials, amortization of intangible assets related to acquired technologies, supplies and depreciation expense. Amortization of certain acquired intangible assets was reclassified as a component of cost of revenues from R&D started in the fiscal year of 2009 as revenue was generated from these assets. The amortization of acquired intangible assets as a component of cost of revenues relates primarily to royalty and license fees revenues derived from our imaging and optics technologies. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our imaging and optics technologies, the product and service revenues component of total revenues, and on the mix of product sales to semiconductor optics and communications industries. Cost of revenues for the three months ended September 30, 2009 was $3.9 million, as compared to $4.1 million for the three months ended September 28, 2008, a decrease of $0.2 million, or 5%. Cost of revenues for the nine months ended September 30, 2009 was $11.9 million, as compared to $12.8 million for the nine months ended September 28, 2008, a decrease of $0.9 million, or 7%. The decrease in each period was primarily attributable to the transition of our resources from government funded projects into research and development projects and a decrease in personnel expense, partially offset by increases in amortization of acquired intangible assets and depreciation expense.

Research, Development and Other Related Costs

R&D costs for the three months ended September 30, 2009 were $16.8 million, an increase of $0.9 million, or 6%, as compared to $15.9 million for the three months ended September 28, 2008. The increase in the three month period was primarily due to increased personnel related and equipment expenses of $1.7 million for increased labor hours spent on various research projects, offset by a decrease in amortization expense of acquired intangible assets of $1.0 million reclassified to cost of revenues as revenue was generated utilizing these assets. R&D costs for the nine months ended September 30, 2009 were $50.3 million, an increase of $5.4 million, or 12%, as compared to $44.9 million for the nine months ended September 28, 2008. The increase in the nine month period was primarily due to increased personnel related and equipment expenses of $5.6 million primarily related to increased labor hours spent on various research projects in line with our research and development strategy, increased stock-based compensation expense of $2.9 million, increased outside services of $1.0 million and increased depreciation expense of $0.6 million related to capital additions. These increases were offset by the one-time charge of $2.5 million occurring in the first quarter of 2008 related to in-process research and development acquired through an acquisition and also by a decrease in amortization expense of acquired intangible assets of $2.8 million reclassified to cost of revenues. R&D headcount decreased from 280 at September 28, 2008 to a total of 269 at September 30, 2009.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2009 were $19.5 million, an increase of $1.6 million, or 9%, as compared to $17.9 million for the three months ended September 28, 2008. The increase was mainly attributable to increased legal, tax and consulting expenses of $1.1 million related to corporate development activity in pursuit of our ongoing investigations of various businesses and technologies that we might acquire to further our strategic goals, increased amortization and depreciation expense of $0.5 million from acquired intangible assets and capital additions, and increased stock-based compensation expense of $0.3 million, offset by a decrease in travel and entertainment spending of $0.3 million. SG&A expenses for the nine months ended September 30, 2009 were $54.2 million, an increase of $3.4 million, or 7%, as compared to $50.8 million for the nine months ended September 28, 2008. The increase was primarily attributable to an increase of $1.6 million in legal, tax and consulting expenses, $1.2 million in amortization and depreciation expense from acquired intangible assets and capital additions, $0.8 million in facilities expense related to the new corporate headquarters and $0.5 million in stock-based compensation expense.

Litigation Expense. Litigation expense for the three months ended September 30, 2009 was $6.1 million, a decrease of $23.1 million, or 79%, as compared to $29.2 million for the three months ended September 28, 2008. Litigation expense for the nine months ended September 30, 2009 was $20.2 million, a decrease of $46.4 million, or 70%, as compared to $66.6 million for the nine months ended September 28, 2008. The decreases were primarily attributable to a decrease in case activities in our legal proceedings in 2009. Refer to Part II, Item 1—Legal Proceedings for additional details.

We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described in Part II, Item 1—Legal Proceedings and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Cost of revenues	$199	$92	$450	$345
Research, development & other related costs	2,379	2,457	8,489	5,571
Selling, general & administrative	4,312	4,046	11,498	10,966

Total stock-based compensation expense	$6,890	$6,595	$20,437	$16,882

The stock-based compensation expense categorized by various equity components for the periods presented is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Employee stock options	$4,152	$3,906	$12,106	$9,430
Restricted stock awards and units	2,298	2,480	7,016	6,479
Employee stock purchase plan	440	209	1,315	973

Total stock-based compensation expense	$6,890	$6,595	$20,437	$16,882

Stock-based compensation awards included employee stock options, restricted stock and employee stock purchases under our 2003 Employee Stock Purchase Plan. Stock-based compensation expense for the three months ended September 30, 2009 and September 28, 2008 was $6.9 million and $6.6 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2009 and September 28, 2008 was $20.4 million and $16.9 million, respectively. The overall increase was primarily related to an increase in grants of stock awards to employees based on our compensation incentive program and additional stock-based compensation expense resulted from modification of stock awards to employees terminated from the company. Future stock-based compensation expense and unrecognized stock-based compensation expense will increase as we grant additional stock awards.

Other Income and Expense, Net

Other income and expenses, net, for the three and nine months ended September 30, 2009 was income of $0.6 million and $4.4 million, respectively. Other income and expenses, net, for the three and nine months ended September 28, 2008 was expense of $1.0 million and income of $3.3 million, respectively. Other income and expense, net for the three month period ended September 30, 2009 increased as compared to 2008 primarily due to $2.4 million of other-than-temporary impairment of our asset-backed securities, including our mortgage-backed securities (collectively “ABS”) and minority equity investment in 2008, offset by decrease in interest income contributed by lower interest rates on our investments despite increase in our cash balance. Other income and expense, net, for the nine month period ended September 30, 2009 increased as compared to 2008 primarily due to $3.5 million interest payment from Amkor in February 2009 on the $60.6 million awarded by the arbitration panel for Amkor’s material breach of its license agreement, offset by a decrease in interest income as a result of lower interest rates on our investments.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2009 and 2008 was $8.3 million and $47.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The provision for income taxes for the three months and nine months ended September 28, 2008 was $0.8 million and $10.4 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. Our income tax provision is based on our worldwide estimated annualized effective tax rate except for jurisdictions for which a loss is expected for the year and for which no benefit can be realized for those losses. With respect to the latter, tax is based on actual withholding taxes for the quarter. The increase in the income tax provision for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 28, 2008 was primarily attributable to the increase in pre-tax income for the period, taxed at the statutory income tax rate.

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

The Micro-electronics segment is primarily composed of our licensing business in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and our development and licensing efforts in emerging areas of packaging, interconnect, miniaturization such as our µPILR™ platform, and thermal management technology.

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

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 12 of the Notes to Condensed Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting. We do not present financial data to our Chief Operating Decision Maker (“CODM”) for each of our divisions, and our CODM does not evaluate each division separately from our segments when measuring the operating performance of our business.

We adjusted our historical results to reflect a reorganization from the reportable segments previously reported.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Revenues:
Micro-electronics:
Royalty and license fees	$59,060	$56,035	$221,199	$150,858
Product and service revenues	3	554	48	3,775

Total Micro-electronics revenues	59,063	56,589	221,247	154,633

Imaging and Optics:
Royalty and license fees	3,684	1,552	13,271	6,913
Product and service revenues	3,376	5,360	8,452	17,620

Total Imaging and Optics revenues	7,060	6,912	21,723	24,533
Corporate overhead	—	—	—	—

Total revenues	66,123	63,501	242,970	179,166

Operating expenses:
Micro-electronics Segment	15,328	39,606	48,808	95,774
Imaging and Optics Segment	19,311	17,857	55,966	50,401
Corporate overhead	11,603	9,592	31,888	28,913

Total operating expenses	46,242	67,055	136,662	175,088

Operating income (loss)
Micro-electronics Segment	43,735	16,983	172,439	58,859
Imaging and Optics Segment	(12,251)	(10,945)	(34,243)	(25,868)
Corporate overhead	(11,603)	(9,592)	(31,888)	(28,913)

Total operating income (loss)	$19,881	$(3,554)	$106,308	$4,078

The revenues and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended September 30, 2009, corporate overhead expenses were $11.6 million as compared to $9.6 million for the three months ended September 28, 2008. The increase of $2.0 million was mainly attributable to an increase in legal, tax and consulting expenses of $1.2 million, of which $1.1 million was primarily related to corporate development activity in pursuit of our ongoing investigations of various businesses and technologies that we might acquire to further our strategic goals, and personnel and stock-based compensation expense of $0.8 million. For the nine months ended September 30, 2009, corporate overhead expenses were $31.9 million compared to $28.9 million for the nine months ended September 28, 2008. The increase from the nine months ended September 28, 2008 was mainly attributable to an increase in personnel and stock-based compensation expense of $1.7 million, insurance and facility related expense of $1.5 million, legal, tax and consulting expenses of $1.1 million related to corporate development activity in pursuit of our ongoing investigations of various businesses and technologies that we might acquire to further our strategic goals, offset by a decrease in outside services of $1.1 million.

Micro-electronics Segment

Micro-electronics revenues for the three months ended September 30, 2009 were $59.1 million as compared to $56.6 million for the three months ended September 28, 2008, which represented an increase of $2.5 million, or 4%. The increase was primarily attributed to royalty and license fees received from a former defendant in an ITC infringement case, revenue from one-time self audits reported by our licensees, offset by the lower demand in wireless and DRAM markets, offset by a reduction in service revenue from government funded projects. Micro-electronics revenues for the nine months ended September 30, 2009 were $221.2 million as compared to $154.6 million for the nine months ended September 28, 2008, which represented an increase of $66.6 million, or 43%. The increase was primarily attributed to royalty revenue of $60.6 million from Amkor, awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera, and option and license fees received from a former defendant in an ITC infringement case, offset by the overall lower demand in wireless and DRAM markets.

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

Operating expenses for the three months ended September 30, 2009 were $15.3 million and consisted primarily of cost of revenues of $0.1 million, R&D costs of $6.7 million, SG&A costs of $2.4 million and $6.1 million in litigation expense. Operating expenses for the three months ended September 30, 2009 of $15.3 million represented a decrease of $24.3 million as compared to $39.6 million for the three months ended September 28, 2008, which was primarily attributable to a decrease in litigation expense of $23.1 million and a decrease in personnel and stock-based compensation expense of $1.5 million.

Operating expenses for the nine months ended September 30, 2009 were $48.8 million and consisted primarily of cost of revenues of $0.4 million, R&D costs of $21.5 million, SG&A costs of $6.7 million and $20.2 million in litigation expense. Operating expenses for the nine months ended September 30, 2009 of $48.8 million represented a decrease of $47.0 million as compared to $95.8 million for the nine months ended September 28, 2008, which was primarily attributable to a decrease in litigation expense of $46.4 million and a decrease of $3.7 million in personnel and stock-based compensation expense, offset by an increase in outside consulting expenses of $2.5 million.

We expect that litigation expense will continue to be a material portion of the Micro-electronics segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1— Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three months ended September 30, 2009 and September 28, 2008 was $43.7 million and $17.0 million, respectively, which represented an increase of $26.7 million, or 157%, for the reasons stated above. Operating income for the nine months ended September 30, 2009 and September 28, 2008 was $172.4 million and $58.9 million, respectively, which represented an increase of $113.5 million, or 193%, for the reasons stated above.

Imaging and Optics Segment

Imaging and Optics revenues for the three months ended September 30, 2009 were $7.1 million as compared to $6.9 million for the three months ended September 28, 2008, a decrease of $0.2 million, or 3%. Imaging and optics revenues for the nine months ended September 30, 2009 were $21.7 million as compared to $24.5 million for the nine months ended September 28, 2008, a decrease of $2.8 million, or 11%. The decreases in Imaging and Optics revenues were primarily attributable to continued softness in the photolithography industry.

Operating expenses for the three months ended September 30, 2009 were $19.3 million and consisted of cost of revenues of $3.8 million, R&D costs of $10.1 million and SG&A costs of $5.4 million. Operating expenses for the three months ended September 28, 2008 were $17.9 million. The increase of $1.4 million in total operating expenses from the three months ended September 28, 2008 was primarily due to increases in personnel related and stock-based compensation expenses of $1.3 million and an increase in facilities and depreciation expense of $0.5 million, offset by decreased operating material and other expenses of $0.4 million.

Operating expenses for the nine months ended September 30, 2009 were $56.0 million and consisted of cost of revenues of $11.6 million, R&D costs of $28.7 million and SG&A costs of $15.7 million. Operating expenses for the nine months ended September 28, 2008 were $50.4 million. The increase of $5.6 million in total operating expenses from the nine months ended September 28, 2008 was primarily due to increases in personnel related expenses of $3.7 million, increases in stock-based compensation expense of $3.5 million, and an increase in facilities and depreciation expense of $0.7 million, offset by the one-time charge of $2.5 million in-process research and development expense from the FotoNation acquisition in the first quarter of 2008.

Operating loss for the three months ended September 30, 2009 and September 28, 2008 was $12.3 million and $10.9 million, respectively, which represented an increased loss of $1.4 million, or 13%, for the reasons stated above. Operating loss for the nine months ended September 30, 2009 and September 28, 2008 was $34.2 million and $25.9 million, respectively, which represented an increased loss of $8.3 million, or 32%, for the reasons stated above.

Liquidity and Capital Resources

(in thousands, except for percentages)	As of September 30, 2009	As of December 31, 2008
Cash and cash equivalents	$160,412	$87,890
Short-term investments	217,946	188,610
Long-term investments	18,714	22,134

Total cash, cash equivalents, short-term and long-term investments	$397,072	$298,634

Percentage of total assets	66%	60%

	Nine Months Ended
	September 30, 2009	September 28, 2008
Net cash provided by operating activities	$101,032	$48,472
Net cash used in investing activities	$(50,868)	$(202,137)
Net cash provided by (used in) financing activities	$22,358	$(783)

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $397.1 million at September 30, 2009, an increase of $98.5 million from $298.6 million at December 31, 2008. Cash and cash equivalents were $160.4 million at September 30, 2009, an increase of $72.5 million from $87.9 million at December 31, 2008. The increase in cash and cash equivalents was primarily the result of $101.0 million in cash provided by operating activities and $22.4 million in cash provided by financing activities, offset by $50.9 million net cash used in investing activities.

Cash flows provided by operating activities were $101.0 million for the nine months ended September 30, 2009, primarily due to net income of $63.4 million, adjusted for non-cash items of depreciation and amortization of $15.6 million, impairment charge of long-term investments of $0.8 million, stock-based compensation expense of $20.4 million, offset by a decrease in accrued legal fees of $7.4 million.

Cash flows provided by operating activities were $48.5 million for the nine months ended September 29, 2008, primarily due to non-cash adjustments for depreciation and amortization of $13.8 million, in-process R&D expense of $2.5 million, and stock-based compensation expense of $16.9 million, a decrease in accounts receivable of $8.0 million and an increase in accrued legal fees of $9.8 million, offset by net loss of $3.0 million.

Net cash used in investing activities was $50.9 million in the nine months ended September 30, 2009, primarily related to purchases of short-term investments of $195.4 million, purchases of property and equipment of $12.3 million, net cash paid for acquisitions and intangible assets of $15.4 million, offset by proceeds from maturities and sales of investments of $172.1 million.

Net cash used in investing activities was $202.1 million in the nine months ended September 28, 2008, primarily related to purchases of short-term and long-term investments of $393.9 million, purchases of property and equipment of $6.7 million, net cash paid for the acquisition of FotoNation and certain intangible assets and equity investment of $32.0 million and $7.8 million, respectively, offset by proceeds from maturities and sales of short-term and long-term investments of $238.2 million.

The primary objective of our investment activities is to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including treasury and government agency notes and bills, municipal bonds and notes, corporate bonds and notes, auction rate municipal securities, asset-backed and mortgage-backed securities and money market funds. We invest excess cash predominantly in marketable debt securities that are of high-quality investment grade and the majority of which have maturities of less than one year. The majority of our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss. Unrealized losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are generally reported in other income and expense, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and externally provided pricing models.

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

In November 2008, we entered into an agreement with UBS which granted us and UBS various rights (the “Rights”), including the right to permit us to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by Tessera. We have elected to record the Rights, a free-standing asset aside from the ARS investments, at fair value. Upon acceptance of the Rights, we recorded the change in fair value of the Rights in other assets with an offsetting entry to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, we reclassified the ARS investments from available-for-sale to trading classifications to reflect our intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are to be recorded in current period earnings. For the nine month period ended September 30, 2009, we recorded $2.7 million of unrealized gains in relation to the increase in the fair value of the ARS investments and an offsetting entry of approximately $2.7 million related to the decrease in fair value of the Rights. The fair value of the Rights was based on our expected value to be received from UBS which was the difference between par and fair value of the ARS at the end of the current period. This value was discounted using UBS’s credit default swap rate to account for the counterparty risk. We expect that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

In connection with the liquidity issues experienced in the global credit and capital markets, our ABS and ARS investment portfolio has experienced failed auctions or thinly traded markets. However, we continue to earn and receive interest on these investments at the maximum contractual rate. Due to the lack of observable market quotes on our ARS and ABS investment portfolio, we utilize valuation models that rely on Level 3 unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments is subject to uncertainties that are difficult to predict. We recorded impairment charges related to the ABS investment portfolio that decreased pre-tax income by $0.8 million in the first nine months of 2009, net of realized loss resulted from sales of these securities. Unrealized loss of $0.03 million, net of tax, related to a temporary increase in the fair value of the remaining available-for-sale securities were recorded in accumulated other comprehensive loss as an increase in stockholders’ equity at September 30, 2009.

We continue to monitor the market for ARS and ABS and consider its impact, if any, on the fair value of our investments. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges to net income or additional unrealized losses in other comprehensive loss, which could negatively affect our financial condition, statement of operations or cash flow. We have the ability to hold these securities until the market recovers or until they reach maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that based on our cash, cash equivalents and short-term investment balances of $378.4 million at September 30, 2009 and expected operating cash flows, the current lack of an active market in the credit and capital markets will not have a material impact on our ability to fund our operations.

Net cash from financing activities was $22.4 million for the nine months ended September 30, 2009, due to $17.7 million from the issuance of common stock for exercise of stock options and purchase made under our employee stock purchase plans and $4.6 million of excess tax benefits from stock compensation expense for the period. Net cash used in financing activities was $0.8 million in the nine months ended September 28, 2008, due to the repurchase of common stock for $10.0 million offset by $4.1 million from the issuance of common stock under our employee stock option programs and employee stock purchase plans and $5.0 million from excess tax benefits from stock-based compensation expense.

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. Repurchases may take place in the open market or through private transactions. There were no repurchases made during the nine months ended September 30, 2009. As of September 30, 2009, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$10,265	$4,062	$3,645	$2,558
Purchase obligations	797	797	—	—

Total	$11,062	$4,859	$3,645	$2,558

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

Since the adoption of the authoritative guidance on the accounting for uncertainty in income taxes on January 1, 2007, unrecognized tax benefits, including accrued interest and penalties, approximated $4.5 million. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 11—“Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2009, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Chip Scale Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the mobile phone market. In December 2007, the Company made an investment of $0.5 million in NemoTek. In February 2009, the Company invested an additional $1.4 million in NemoTek. As of September 30, 2009, the total investment by the Company in NemoTek is approximately $1.9 million and represents less than a 10 percent holding in NemoTek. For the three and nine months ended September 30, 2009, revenue from NemoTek represented zero and $1.1 million, or, less than one percent of total revenue, respectively. For the three and nine months ended September 28, 2008, revenue from NemoTek represented $0.3 million and $0.8 million, or less than one percent of the Company’s total revenue, respectively. The amount due from NemoTek as of September 30, 2009 was $0.2 million. As of December 31, 2008, the amount due from NemoTek under the license was $1.5 million.

Critical Accounting Estimates

During the three and nine months ended September 30, 2009 there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K, filed February 27, 2009.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion LLC’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion LLC from continuing to infringe these patents.

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

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc.

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

Fact discovery in the action is currently closed, and expert discovery is ongoing. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. Those motions are currently pending. On July 10, 2009, the court granted in part Hynix’s motion to continue the trial date, but ruled that all discovery deadlines would remain as previously scheduled. No new trial date has been set yet.

On September 17, 2009, the judge to whom the case previously had been assigned filed a petition with the Judicial Council to coordinate the Tessera v. Hynix action with the Rambus v. Micron action pending before Judge Kramer in the San Francisco County Superior Court (Case No. 04-0431105). On October 15, 2009, the Judicial Council issued an order appointing Judge Kramer as the coordination motion judge. A hearing on the coordination petition is scheduled for November 6, 2009. The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same, ITC No. 337-TA-605

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on April 17, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC and ST Microelectronics N.V. The ITC, among other things, investigated infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and considered Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

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

Spansion, Inc. et al., v. International Trade Commission and Tessera, Inc., U.S. Court of Appeals for the Federal Circuit Case Nos. 2009-1460, 2009-1461, 2009-1462, and 2009-1465

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on or about July 20, 2009, Respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC and ST Microelectronics N.V. filed appeals of the ITC’s Final Determination in Investigation No. 337-TA-605 with the United States Court of Appeals for the Federal Circuit. The appellants also filed certain “emergency” motions seeking a stay of the ITC’s limited exclusion order and cease and desist orders during the pendency of the appeal proceedings, as well as an immediate stay of those ITC orders while the Federal Circuit considered briefing as to whether to grant a stay during the appeal.

On July 22, 2009, the Federal Circuit issued an order consolidating appeals from the ITC’s 337-TA-605 investigation, and ordering Tessera and the ITC to file responses to the appellants’ motion to stay no later than July 29, 2009. On July 29, 2009, Tessera and the ITC each filed their briefing in opposition to a stay of the ITC’s orders during the appeal. On August 3, 2009, the respondents filed a reply brief in support of their motion. On August 4, 2009, Tessera filed a supplemental response to the respondents’ reply brief. Also on August 4, 2009, the Federal Circuit issued an order denying Tessera’s request for leave to file a brief in excess of the usual page limits, and ordered Tessera to file a corrected version of its July 29, 2009 brief consisting of no more than 20 pages. Tessera filed its corrected brief on August 6, 2009. On September 8, 2009, the Federal Circuit denied the motions for a stay.

On September 22, 2009, Respondents ATI Technologies, Inc. and Freescale Semiconductor, Inc. filed a Combined Motion for Reconsideration and Suggestion for Rehearing En Banc of the Federal Circuit’s denial of their stay motion. Tessera opposed the motion on October 5, 2009. The ITC also opposed the motion on October 5, 2009. On October 23, 2009, the Federal Circuit ruled in the Company’s favor, denying the respondents’ request to stay the limited exclusion order and cease and desist orders during the appeal. The Federal Circuit also notified the parties that it had circulated the petition for rehearing en banc to the court.

On October 30, 2009, the Respondents filed their appellate briefing regarding the merits of the ITC’s ruling. Tessera will have the opportunity to respond.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. The parties have agreed that the case will be temporarily stayed pending a decision in ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same.

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

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on December 7, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on January 3, 2008. The respondents named in the complaint were A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. In the Notice of Institution, the ITC stated that it would, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

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

With the exception of the TwinMOS respondents, all of the respondents answered Tessera’s complaint. On February 19, 2008, Tessera filed a motion for an order to show cause why the TwinMOS respondents should not be found to be in default. Tessera’s motion was granted. The TwinMOS respondents have not responded to the order to show cause.

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

On August 28, 2009, Judge Essex issued an Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond, in which he found that no violation of Section 337 of the Tariff Act of 1930 had occurred. The ALJ held, among other things, that the Commission had subject matter jurisdiction over the parties and products, that the importation or sale requirement of Section 337 was satisfied, that the accused products do not infringe the asserted claims, that the asserted claims are not invalid for anticipation, obviousness or indefiniteness, that a domestic industry exists, that the respondents failed to approve the affirmative defense of licensing, that respondents except for Elpida Memory, Inc. and Elpida Memory (USA) Inc. (“Elpida”) failed to prove the affirmative defense of patent exhaustion for certain accused products but had established it for others, and that Elpida proved that all of its accused products are subject to patent exhaustion. The section addressing the recommended remedy and bond provisionally recommended among other things that, if a violation of Section 337 had been found, Tessera had not demonstrated entitlement to a general exclusion order or an order extending to downstream products, and that a bond could have been set at a reasonable royalty rate as determined by Tessera’s license agreements.

On September 17, 2009, Tessera and the ITC Staff filed petitions for review of portions of the Initial Determination. Certain Respondents also conditionally sought review of portions of the Initial Determination. The parties filed replies to each others’ petitions for review on October 1, 2009. On October 30, 2009, the ITC announced that it will review portions of the Initial Determination. The Commission will review, among other things, whether the respondents infringed the Tessera patents asserted in the action. The Commission’s Final Determination is currently scheduled to be issued by December 29, 2009.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:07-cv-534 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on December 7, 2007, the Company filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

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

As noted above, on May 21, 2008, the Company settled its dispute with one of the defendants, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that their accused products infringe those patents. IPSG was dismissed from the Texas district court action on June 30, 2008. On August 14, 2008, Company settled its dispute with another defendant, Peripheral Devices & Products Systems, Inc. (“PDP”), and entered into a settlement and license agreement with PDP. As part of the settlement, PDP, on behalf of itself and its parents, affiliates and subsidiaries, acknowledged the validity and enforceability of the asserted patents, and further acknowledged that its accused products infringe those patents. On September 9, 2008, PDP was dismissed from the Texas district court action.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (IV), ITC No. 337-TA-649

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on April 21, 2008, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC granted Company’s request and instituted the investigation on May 28, 2008. The respondents include Siliconware Precision Industries Co., Ltd., STATS ChipPAC, Ltd., ASE Inc. and ChipMOS Technologies, Inc., as well as several of these companies’ affiliates.

Tessera requested that the ITC investigate, among other things, infringement of U.S. Patent Nos. 5,679,977, 5,852,326 and 6,433,419, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

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

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Case No. RG08410327

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on September 18, 2008, the Company filed a complaint in the Superior Court for the State of California against United Test and Assembly Center, Ltd. and UTAC America, Inc. (“UTAC”) alleging breach of contract for failure to pay Tessera the full royalty due under its license agreement. The Company is also alleging violations of California unfair competition laws and seeking compensatory and punitive damages.

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

On March 19, 2009, Tessera filed a Special Motion to Strike Cross-Complaint under California Code of Civil Procedure Section 425.16, asserting that UTAC’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law were barred by California’s “anti-SLAPP” statute. On April 16, 2009, UTAC voluntarily moved to dismiss with prejudice its causes of action for breach of contract and breach of implied covenant of good faith and fair dealing. Tessera did not oppose UTAC’s motion to voluntarily dismiss with prejudice, and the dismissal was entered by the Court. On April 22, 2009, a hearing was held before Judge Freedman and Tessera’s motion was taken under submission. On May 4, 2009, Judge Freedman issued an order granting Tessera’s motion, and striking UTAC’s causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law. On June 25, 2009, Tessera filed a motion seeking recovery from UTAC of its costs and attorneys’ fees incurred in connection with the successful motion. Tessera’s motion for costs and attorneys’ fees was heard by the Court on October 23, 2009, and the Court took the matter under submission.

Discovery is in progress, and various discovery disputes have been submitted to the Court. Tessera has sought summary adjudication regarding two contract issues, and hearings on those motions are currently set for November 20, 2009 and December 11, 2009, respectively. Trial in the UTAC action has been set for January 11, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Reexamination Proceedings

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest, and a related request for reconsideration of that decision.

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009. An advisory action was mailed by the PTO on June 22, 2009, maintaining all of the rejections presented in the Action of March 6, 2009. On July 1, 2009, Tessera filed a petition to withdraw the finality of the official action mailed on March 6, 2009. The PTO issued a decision on July 10, 2009 dismissing Tessera’s petition of July 1, 2009. Tessera filed a Notice of Appeal on August 6, 2009, and timely filed an appeal brief on October 13, 2009.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent

No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera will have an opportunity to respond.

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera filed a request for reconsideration of this decision on August 7, 2009, upon which a decision from the PTO has not yet been received. Tessera timely filed an appeal brief on October 5, 2009.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal Notice was issued on June 22, 2009. On July 13, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 13, 2009, Tessera filed a Notice of Appeal on July 22, 2009. Tessera timely filed an appeal brief on October 5, 2009.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims to which Tessera filed a response on August 14, 2009. Tessera is currently awaiting issuance of further action by the PTO.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera timely filed a response on October 21, 2009.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera filed a Notice of Appeal on August 24, 2009. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

Insolvency Proceedings over the Estate of Qimonda AG, Local Court of Munich, Insolvency Court, File No. 1542 IN 209/09

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on January 23, 2009, Qimonda AG filed a bankruptcy petition with the Local Court of Munich, Insolvency Court. On April 1, 2009, the Court opened insolvency proceedings over the estate of Qimonda AG and appointed Rechtsanwalt Dr. Michael Jaffé as the insolvency administrator. On or about May 27, 2009, Dr. Jaffé chose non-performance of Tessera’s license agreement with Qimonda AG under Section 103 of the German Insolvency Code and purported to terminate the license agreement. On June 12, 2009, Tessera filed a Proof of Claim in the Qimonda AG bankruptcy alleging amounts due of approximately 15.7 million Euros.

In re Spansion, LLC, U.S. Bankruptcy Court (Del.), Case No. 09-1069; In re Spansion, Inc., U.S. Bankruptcy Court (Del.), Case No. 09-10690; In re Spansion Technology LLC, U.S. Bankruptcy Court (Del.), Case No. 09-10691

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on or about March 1, 2009, Spansion LLC, Spansion, Inc. and Spansion Technology LLC initiated bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. On or about July 17, 2009, Tessera filed a Proof of Claim in each of the above Spansion bankruptcy proceedings alleging amounts due of not less than $25 million. On July 28, 2009, the Company sought permission under the Bankruptcy rules to serve certain discovery requests in the actions, seeking various documents and testimony regarding potential administrative claims that Tessera may assert in the action. Tessera’s request for such discovery was denied without prejudice on August 11, 2009.

Amkor Technology, Inc. v. Tessera

On or about August 7, 2009, Amkor filed a request for arbitration against the Company before the International Chamber of Commerce (“ICC”). The request, among other things, accuses the Company of interference with Amkor’s existing and prospective business relationships, of improperly claiming that Amkor had breached the parties’ license agreement, and of improperly threatening to terminate that agreement. Amkor seeks relief including judgment that it is in compliance with the license agreement and is a licensee in good standing under the license agreement; judgment that the license agreement remains in effect and no breach alleged by the Company against Amkor has terminated the License Agreement; judgment that Amkor’s method of calculating royalties on a going-forward basis complies with Amkor’s obligations under the license agreement; an injunction against the Company forbidding it from making statements to Amkor’s customers and potential customers inconsistent with the above; an injunction against the Company forbidding it from attempting to terminate the license agreement or threatening to terminate the license agreement during the arbitration or based on events occurring prior to the conclusion of the arbitration; a damage award against the Company for attorneys fees and costs to Amkor associated with this arbitration, together with all other damages resulting from the Company’s alleged acts of tortious interference and punitive damages; all other relief recoverable under the Rules of Arbitration of the ICC; such other and further relief as the arbitrators deem just and proper. The Company has not yet answered the request. The Company is scheduled to file its Answer and Counter-Claims to Amkor’s request for arbitration on November 2, 2009.

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

We earn a significant amount of our revenues from a limited number of customers. For the three and nine months ended September 30, 2009, there were three customers that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

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

Some of our license agreements have fixed terms and will need to be renewed or relicensed in the future in order to extend those terms. If we are unable to renew or relicense these license agreements on terms favorable to us, our results of operations could be harmed.

Some of our license agreements have fixed terms. We will need to renew or relicense our license agreements with fixed terms prior to the expiration of such license agreements in order to extend those terms. Based on various factors including the technology and business needs of our licensees, we may not be able to renew or relicense such license agreements on terms favorable to us, or at all. We have expanded our licensable technology portfolio through internal development and acquisitions from third parties, but there is no guarantee that these measures will meet the technology and business needs of our licensees. In order to maintain existing relationships with some of our licensees, we may be forced to renew or relicense our license agreements on terms that are more favorable to such licensees, which could harm our results of operations. If we fail to renew or relicense our license agreements, we would lose existing licensees and our business would be materially adversely affected.

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

Our long-term success depends on future royalties paid to us by licensees. Royalty payments under our TCC licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology. We also have royalty arrangements for TCC and other technologies in which royalties are paid based upon a percent of the net sales price or based upon a per package, or a per unit sold basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our revenue growth.

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including wafer level packaging, wafer level camera and other image quality enhancement technologies, µPILR packaging technology, and thermal management technology (also referred to as silent air cooling). Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including innovativeness and demand for the technology, availability of materials and equipment, and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

If we do not create and implement new technologies or expand our licensable technology portfolio, our competitive position could be harmed and our operating results adversely affected.

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We devote significant engineering resources to develop new packaging and imaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies in a timely manner and the market must adopt them. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our patents will expire in the future. Our current U.S. issued patents expire at various times from 2009 through 2027. We need to develop or acquire successful innovations and obtain new patents before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

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

If our licensees delay or are unable to make payments to us due to financial difficulties, or shift their licensed products to other companies to lower their royalties to us, our operating results and cash flows could be adversely affected.

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

We have devoted, and expect to continue to devote, considerable time and resources to acquiring and integrating new technologies into our products. However, if customers do not accept the way we have integrated this technology, they may adopt competing solutions. In addition, as we introduce new products, we cannot predict with certainty if and when our customers will transition to those new products. If customers fail to accept new or upgraded products incorporating our technologies, our financial position, results of operations or cash flows could be adversely impacted.

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

Due to fluctuations in our quarterly operating results, reports from market and security analysts, litigation-related developments, and other factors, the price at which our common stock will trade may continue to be highly volatile. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At September 30, 2009, we held $160.4 million in cash and cash equivalents and $236.7 million in short-term and long-term investments. These sums were invested in various financial securities such as corporate and municipal bonds, variable rate demand notes, asset-backed obligations, auction rate securities, commercial paper, treasury and agency notes and bills, money market funds, and cash held at bank demand accounts. The ongoing financial turmoil, originally caused by the sub-prime mortgage crisis in the United States, has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The financial market risks associated with our investment portfolio may have a negative adverse effect on our financial condition, results of operations or cash flows.

Our investments as of September 30, 2009 include $16.8 million in auction rate municipal bond securities (“ARS”) and $1.9 million in asset-backed securities, including mortgage-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. A failed auction results when sell orders exceed buy orders. For the nine months ended September 30, 2009, we recorded a loss to earnings of $0.8 million due to an other-than-temporary impairment of ABS investments and a gain of $2.7 million on the increase in fair value of our ARS investments, offset by a loss of $2.7 million to earnings related to the UBS rights discussed in Note 14 — “Fair Value” in the Notes to Condensed Consolidated Financial Statements in this report. In addition, we have recorded net unrealized losses of $29,000, net of tax, in accumulated other comprehensive loss as a reduction in stockholders’ equity, reflecting adjustments to the remaining available-for-sale securities with a temporary decline in value. As a result of auction failures and thinly traded markets, our ability to liquidate and fully recover the carrying value of our ARS and ABS in the near term may be limited or not exist. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional deterioration in underlying collateral on any investments in our portfolio, we may incur impairment charges or additional unrealized losses, and investments may be reclassified as long-term investments in our financial statements in future reporting periods. These events could negatively affect our financial condition, results of operations or cash flows.

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

We have historically used stock options and other forms of stock-based compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. Since the adoption of the authoritative guidance on share-based payment, we have recorded increased compensation costs associated with our stock-based compensation programs. As a result of the fluctuations of our stock price, many of our employees held stock options with exercise prices significantly higher than the market price of our common stock. A one-time stock option exchange program, approved by stockholders at the 2009 annual meeting, was completed in July 2009. There is no guarantee that the program will provide the incentive to help retain and motivate our employees. Difficulties relating to obtaining stockholder approval of equity compensation plans or changes to the plans could make it harder or more expensive for us to grant stock-based compensation to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

We have made and may continue to make or to pursue acquisitions which could divert management’s attention, cause ownership dilution to our stockholders, or be difficult to integrate, which may adversely affect our financial results.

We have made several acquisitions, and it is our current plan to continue to acquire companies and technologies that we believe are strategic to our future business. Investigating businesses or technologies and integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Our plans to integrate and expand upon research and development programs and technologies initiated at each of our operating locations, including image sensor packaging, wafer level optics and camera technology from our operation in Charlotte, North Carolina, image enhancement technology for digital auto focus and optical zoom from our operation in Tel Aviv, Israel, and microelectronics packaging and system integration from our operation in San Jose, California, may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

There are numerous risks associated with our acquisitions of businesses and technologies.

In May 2009, we completed our purchase of certain assets and customer agreements from Dblur Technologies Ltd., a company based in Israel. In February 2008, we completed our acquisition of FotoNation, Inc., a company headquartered in Burlingame, California. In February 2007, we acquired Eyesquad GmbH, a company based in Munich, Germany and certain assets from North Corporation, a company based in Yokohama, Japan. In July 2006, we completed our acquisition of Digital Optics Corporation, a company based in Charlotte, North Carolina. In December 2005, we completed our acquisition of certain equipment, intellectual property and other intangible assets from Shellcase, Ltd., a company based in Israel. These acquisitions are subject to a number of risks, including but not limited to the following:

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

•

The integration of technologies and personnel, if any, will be a time consuming and expensive process that may disrupt our operations if it is not completed in a timely and efficient manner. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits from any of these acquisitions.

•

We have incurred substantial direct transaction costs as a result of these acquisitions and anticipate incurring substantial additional costs to support the integration of these businesses and technologies. The total cost of the integration may exceed our expectations.

•

Sales by the acquired businesses may be subject to different accounting treatment than our existing businesses, especially related to the recognition of revenue. This may lead to potential deferral of revenue due to new multiple-element revenue arrangements.

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

Dated: November 2, 2009

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