Form 10-K
period 2009-12-31
TESSERA TECHNOLOGIES INC
filed 2010-02-25
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009 was $1,247,547,557 (based on the closing sale price of the registrant’s common stock as reported on the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 18, 2010 was 50,143,398.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders to be held on May 12, 2010 will be filed with the Commission within 120 days after the close of the registrant’s 2009 fiscal year and are incorporated by reference in Part II and III.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs (“R&D”), expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, management’s

i

plans for repurchasing our common stock pursuant to the authorization of our Board of Directors, the levels of customer spending or R&D activities, general economic conditions, the sufficiency of financial resources to support future operations and capital expenditures. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K (the “Annual Report”).

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Item 1A of this Annual Report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used within Part I, Item 1—Business and Part I, Item 1A—Risk Factors in this Form 10-K:

Abbreviation or Acronym	Definition
3D	3 dimensional
ASIC	Application-specific integrated circuits
ASSP	Application-specific standard product semiconductors
CSP	Chip-scale packaging
DDR2	Double-data-rate two
DDR3	Double-data-rate three
DDR4	Double-data-rate four
DRAM	Dynamic random access memory
DSP	Digital signal processors
IC	Integrated circuits
IP	Intellectual property
MCP	Multi-chip packaging
NAND	Not And Flash memory
NOR	Not Or Flash memory
PCB	Printed circuit boards
SRAM	Static random access memory
TCC	Tessera Compliant Chip
TCMT	Tessera Compliant Mounting Tape

iii

PART I

Item 1.	Business

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

Tessera, the Tessera logo, µBGA, µPILR, OptiML, DigitalOptics, SHELLCASE and FotoNation are trademarks or registered trademarks of Tessera or its affiliated companies in the United States (“U.S.”) and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

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

We derive the majority of our revenues from license fees and royalties associated with our Micro-electronics technology, with a growing contribution from our Imaging & Optics technologies. Our Micro-electronics packaging technologies have been widely adopted and aspects of our technologies have been licensed to more than 70 companies, including Motorola, Inc., Intel Corporation, Hynix Semiconductor, Inc., Renesas Technology Co., Samsung Electronics Co., Ltd., Sharp Corporation, Powertech Technology, Inc., Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products incorporating our packaging technology.

Micro-electronics

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

We license most of our CSP and MCP technology, which includes our µBGA solution, under a license agreement that we refer to as Tessera Compliant Chip (“TCC”) technology license. Our TCC license grants a worldwide royalty-bearing right under the licensed patent claims to assemble, use and sell certain CSPs and MCPs. We generally license semiconductor material suppliers under our Tessera Compliant Mounting Tape (“TCMT”) license. Our TCMT license calls for a one-time license fee.

We offer a technology license on a worldwide basis for our interconnect technologies that covers our advanced package substrate, flexible printed circuit and printed wiring board patents. Our interconnect technologies include the µPILR platform, which is targeted at the interconnect within semiconductor packages, substrates, printed circuit boards (“PCBs”) and other electronic components.

Imaging & Optics

Our Imaging & Optics business includes Wafer-level Packaging, Wafer-level Optics, Optical Image Enhancement, Embedded Image Enhancement, and Micro-optics. We offer a technology license on a worldwide basis for these technologies and offer products based on these technologies. Our Imaging & Optics technologies are currently licensed to companies such as Jiangyin Changjiang Advanced Packaging Corporation (“JCAP”), Nikon Corporation, Q Technology Limited, Samsung Electronics Co., Ltd., STMicroelectronics N.V., Toshiba Corporation, and Xintec, Inc., among others. In May 2009, we expanded our presence in the Chinese market through our acquisition of certain assets of Israel-based Dblur Technologies Ltd., a developer of software lens technology for cell phone cameras and other imaging applications.

Our comprehensive portfolio of Imaging & Optics technologies help meet growing consumer demand for smaller size, lower cost and greater functionality to provide more capabilities in electronic devices:

•	Wafer-level Packaging technologies make it possible to create image sensor packaging solutions that are thinner, more reliable and less expensive.

•

Wafer-level Optics technology, based on advanced semiconductor manufacturing techniques, enables the manufacture of camera modules at the wafer level, dramatically reducing the size and total materials cost of camera modules while maintaining camera performance.

•	Optical Image Enhancement technologies improve image capture without the need for mechanical parts.

•	Embedded Image Enhancement technologies provide a full range of in-camera solutions for digital photos.

•	Micro-optics products include optical components such as lenses that can be made with a variety of materials, on one or both surfaces of a wafer, and in multi-wafer forms.

Our patent portfolio includes more than 1,800 domestic and internationally issued patents and patent applications, covering a range of advanced semiconductor packaging, substrate, interconnect, imaging and optics, and thermal management technologies.

Industry Background

Packaged semiconductor chips, which we refer to as semiconductors, are essential components in a broad range of communications, computing and consumer electronic products. According to the Semiconductor Industry Association, worldwide semiconductor sales totaled $226.3 billion in 2009. Many electronic products require increasingly complex semiconductors that are smaller and higher-performing, integrate more features and functions and are less expensive to produce than previous generations of semiconductors. Satisfying the demand for these complex semiconductors requires advances in semiconductor design, manufacturing and packaging technologies.

The disaggregation of the semiconductor industry and the emergence of intellectual property companies

Historically, most semiconductor companies were vertically integrated and they designed, fabricated, packaged and tested their semiconductors using internally developed software design tools and manufacturing processes and equipment. As the cost and skills required for designing and manufacturing complex semiconductors increased, the semiconductor industry became disaggregated, with companies concentrating on one or more individual stages of the semiconductor development and production process. This disaggregation has fueled the growth of fabless semiconductor companies, design tool vendors, semiconductor equipment manufacturers, third-party semiconductor manufacturers, or foundries, semiconductor assembly, package and test companies and intellectual property (“IP”) companies that develop and license technology to others.

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

Importance of semiconductor packaging and interconnect

Although the integration of increased functionality on a chip is critical to the miniaturization of electronic products, its impact has been limited by packaging and interconnect technologies, which has not kept pace with the advancements achieved by chip integration. Semiconductors are typically assembled in packages that act as the physical and electrical interface between the chip and the printed wiring board. The package protects the chip from breakage, contamination and stress. In addition, the package enables a chip to be easily tested prior to its incorporation into a system, enabling high system yields and lowering the total system cost. Traditional semiconductor packages are much larger than the chip itself and occupy significant printed wiring board and system area. Traditional packaging technologies are less capable of accommodating faster semiconductor speed due to longer electrical connections. Due to these limitations, traditional semiconductor packages are not well suited to meet the increasing demand for product miniaturization, functionality and performance. The miniaturization of packaged semiconductors often presents reliability problems because the shorter connections are more vulnerable to breakage due to thermally-induced stress and mechanical shock. Overcoming these problems has been one of the most significant technical challenges in shrinking semiconductor packages to the size of the chip itself. As a result, in addition to continuing advancements in chip integration, advanced packaging and interconnect technologies are required to achieve further miniaturization and higher performance cost-effectively.

Growth of imaging and optics creating demand for lower cost production and simpler integration

The integration and use of optics in high volume products has grown dramatically over the last two decades. Miniature cameras have proliferated in mobile wireless devices such as smart phones and personal computers.

Recent trends to increase the functionality and decrease the size of such wireless consumer devices and penetrate additional markets such as the automotive and security markets present significant challenges to manufacturers of miniature cameras. In particular, the explosive growth of the cell phone camera market has created a need for new techniques to provide a continued path to lowered costs. Consumers and manufacturers of cell phones desire to continually reduce the size of and create thinner phones to free up space for additional functionality. Particularly in the case of camera modules, there is a significant need for lower cost and lower height. As the cost of electronic devices has dropped, optics and optical assembly have become a significant portion of the cost of cell phone camera modules. In addition, newer image sensors require higher precision optics to achieve the benefit of increased resolutions. At the same time, the miniaturization of these devices is creating a need for new ways of integrating optics with electronics. Traditional approaches to optics manufacturing have limitations in their ability to reduce size and cost. Traditional approaches involve bulky and complex optical assemblies, expensive connectors and other components, and labor for assembly and testing, all of which tend to increase the final system package size and cost. Conventional approaches to volume optics production involve molding of plastic or glass, which are time-consuming and produce small numbers of optics at a time. Glass molding requires relatively long cycle times and consequently has a higher cost than plastic molding. As demand for optics in consumer applications grows, we believe the limitations of conventional approaches will become a barrier to further adoption.

Our Technologies

We develop, license and manufacture technologies in two key areas:

• Micro-electronics—including semiconductor packaging technologies encompassing interconnect and substrates, and thermal management technology; and

• Imaging & Optics—including wafer-level packaging, wafer-level optics, image enhancement technologies and micro-optics

Micro-electronics Technologies

In the early 1990s, Tessera’s founders invented packaging technology which is now widely used throughout the semiconductor industry. Our innovations include the industry’s first chip-scale packaging technology. Our chip scale packaging technology also supports a variety of multi-chip packaging implementations, which satisfy the diverse requirements for stacked, Package-on-Package and System-in-Package designs. Our packaging technologies are widely used today in high volume packaging for a full range of integrated circuits (“ICs”). A few examples are listed below.

•	High performance dynamic random access memory (“DRAM”) chips, such as:

•	Double-Data-Rate two (“DDR2”); and

•	Double-Data-Rate three (“DDR3”)

•	Other memory chips, such as:

•	Not Or (“NOR”) and Not And (“NAND”) Flash memory; and

•	Static random access memory (“SRAM”)

•	Application-specific integrated circuits (“ASICs”) and application-specific standard product semiconductors (“ASSPs”), such as:

•	Baseband processors;

•	Radio Frequency transceivers;

•	Audio/video/image processors;

•	Power management; and

•	Connectivity (Bluetooth, Wi-Fi, Global Positioning System among others)

•	General purpose ICs, such as:

•	Microcontrollers;

•	Digital Signal Processors (“DSP”s); and

•	Analog

In interconnect and substrates, we are focused on applying our µPILR technology to achieve dense interconnection of components for chip scale Package-on-Package stacking and advanced flip chip package substrate technologies. We continue to invest in our relationships with leading substrate vendors, materials and equipment suppliers as well as subcontract assemblers to make sure the right mix of supporting materials and services are available.

We are also applying our industry-leading miniaturization expertise to thermal management solutions. We are developing a unique silent air cooling technology that we believe enables more efficient heat dissipation than what is currently provided by traditional fans or other air cooling methods.

Imaging & Optics Technologies

Advancements in Imaging & Optics technologies are enabling higher quality images in considerably smaller digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers. Our portfolio of imaging and optics technologies include the following:

•	Wafer-level Packaging technologies used in image sensor packaging:

•

SHELLCASE MVP is one of the industry’s first available through silicon via technology. It uses a glass-silicon sandwich structure, which enables image-sensing capabilities through the actual packaging structure;

•	Wafer-level Optics technology, which enables the manufacturing and assembly of lens modules:

•	Offered either as an Intellectual Property license or products such as the OptiML single-element VGA lens we manufacture in our Product Launch Services;

•	Wafer-level Camera technology, which combines OptiML Wafer-Level Optics with SHELLCASE MVP technology to manufacture camera modules at the wafer level;

•	Optical Image Enhancement technologies, which improve the quality of captured cell phone images:

•	OptiML Focus enables a high-quality image to be simultaneously brought into focus;

•	OptiML UFL improves low-light performance; and

•	OptiML Zoom, our first combination Optical and Embedded Image Enhancement technology, which offers 3X zoom capabilities;

•	Embedded Image Enhancement technologies, which provide a portfolio of in-camera image enhancement solutions for digital photos:

•	FotoNation Red automatically detects and removes red- and golden-eye defects;

•

FotoNation FaceTracker, which includes the SmileCheck, BlinkCheck and Face Beautification extension modules, detects the presence of human faces in pictures to ensure optimal focus, exposure, and color balance, while also reducing the appearance of wrinkles or other skin imperfections for optimal image quality; and

•	FotoNation FaceRecognition performs automatic identification of specific human faces in camera equipped mobile devices;

•	Micro-optics, which are small form factor optics developed and delivered on a variety of substrates, on one or both surfaces of a wafer and in multi-wafer forms:

•

Digital Optics solutions include diffractive optical elements, such as the lenses used in off-axis illumination for lithography; refractive optical elements, such as lens arrays; and integrated micro-optical subassemblies, such as optical and electro-optic modules.

Our Products and Solutions

Within our Imaging & Optics segment, we develop and manufacture imaging and optics solutions as well as provide services to our licensees to shorten their development effort and time to market. We manufacture small form factor micro-optics solutions using our wafer-level processes and equipment, targeted at three main markets: lithography, communications and barcode scanners. Our Product Launch Services is a strategic initiative to support our infrastructure licensees with proof of high-volume manufacturability and enables customers access to our new technology. We are currently manufacturing OptiML single-element VGA lens directly to manufacturers. We also provide our customers and partners with engineering, assembly and infrastructure services.

Benefits of Our Technologies

Our technologies provide the following benefits, which are not provided by traditional packaging, imaging and optics technologies, and thermal management solutions:

Miniaturization.    Our CSP technology and associated CSP substrate technology enables fully-packaged chips to be almost as small as the chip itself, which permits increased product miniaturization and functionality. Our MCP technology and associated MCP substrate technology extend this benefit by enabling multiple semiconductors to be stacked vertically. For example, our technologies are broadly used to produce Flash memory and SRAM devices stacked in a MCP utilized in cell phones. As a result, we believe our MCP technology enables electronic products to achieve new levels of miniaturization and functionality. Our imaging and optics technologies offer a different approach to manufacturing micro-optics, leveraging technologies and processes originally developed for the semiconductor industry. Because these micro-optics are created at the wafer-level, large quantities of micro-optics can be manufactured simultaneously, with great precision and repeatability. Wafer-based optics provides advantages over conventional optics due to lower cost and lower profile.

High performance.    Our packaging and interconnect technologies offers shorter electrical connections between the chip and the printed wiring board and between adjacent chips. Shorter connections allow information to be more rapidly transferred between the semiconductors and the system, yielding better system performance. Our CSP technology has been widely adopted for use in high-speed memory applications, such as high-performance personal computers, network switches and routers, set-top boxes, workstations and video game consoles.

High reliability.    Our CSP technology addresses the reliability problems of miniaturized semiconductor packages due to thermally-induced stress and mechanical shock by allowing movement within the package. In addition, our wafer-level image sensor packaging technology provides the ability to protect an image sensor wafer from contamination at the wafer level early in the packaging process.

Improved image capture and enhancement.    Our image technologies improve cell phone image capture without the need for mechanical parts. Combining algorithms with custom lens design, these solutions offer improved image quality, automatic focus and automatic zoom. We also have a portfolio of in-camera image enhancement technologies that improve image quality.

Our Strategy

Our objective is to be a leading provider of miniaturization technologies that enable smaller, higher-performing wireless, computing and consumer electronic products, at lower cost.

The following are key elements of our strategy:

Expand the market penetration of our current CSP and MCP technologies.    Our patented CSP and MCP technologies have been incorporated in billions of semiconductors worldwide. As a result of the broad adoption of our technologies and existing infrastructure that supports our technologies, we believe that we are well positioned to benefit from the substantial growth projected for the CSP and MCP markets. We intend to participate by:

•	continuing to target our technology for large, growing product markets such as wireless devices, personal computers and other consumer electronics;

•	making continued design, process and cost improvements that drive the incorporation of our technologies in new semiconductor applications;

•	renewing contracts with current customers whose products incorporate our technologies; and

•

identifying and approaching companies whose current products potentially incorporate our technologies, offering them licenses to our technology, and when necessary, defending our innovation and IP to obtain compensation for the use of our technology consistent with our existing licensing program.

Drive the market acceptance of our next generation CSP and MCP technologies.    Our next generation CSP and MCP technologies are being developed to enable Tessera to continue to meet the industry’s demand for small form factor, higher functionality and higher reliability in the future. These technologies are designed for products in which miniaturization and feature integration will continue to be critical, including wireless devices, personal computers and other consumer electronics. We intend to drive the adoption of our next generation CSP and MCP technologies by:

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

Raise the profile and drive market acceptance of our µPILR interconnect platform.    Our µPILR interconnect platform is targeted at the interconnect within semiconductor packages, substrates, PCBs and other electronic components. We are developing µPILR as a viable alternative to the flip chip packaging technology. We are promoting the adoption of our µPILR platform for flip chip applications as we engage potential users and their preferred substrate suppliers in technology evaluation discussions and licensing opportunities.

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

Promote the market acceptance of our Imaging & Optics technologies.    Our Imaging & Optics technologies are designed for products in which miniaturization, alignment, and cost are critical, including digital still cameras, wireless devices, personal computers and other consumer electronics. We plan to promote the adoption of our Imaging & Optics technologies in digital still cameras, wireless devices, personal computers and other consumer electronics by:

•	continuing to target and optimize our technologies for attractive product markets;

•	making continued design, process and cost improvements that incorporate our technology in a range of wireless devices; and

•	identifying and approaching companies that we believe could benefit from incorporating our technology and offering them licenses to our technologies.

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

Protect our innovation.    One of America’s greatest renewable economic resources is innovation. The motivator behind America’s innovation “engine” is patents, as innovation would not exist without the patent protection currently afforded under U.S. patent laws and regulations. We believe it is an IP provider’s duty to protect and enforce its intellectual property rights. We anticipate continuing to devote resources to defending our innovation, through appropriate venues as the circumstances warrant.

Reporting Segments

We have two reportable segments: Micro-electronics and Imaging and Optics. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

The Micro-electronics segment is primarily composed of the licensing business in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and our development and licensing efforts in emerging areas of packaging, interconnect, miniaturization such as our µPILR platform, and thermal management technology.

The Imaging and Optics segment is composed of two elements. The first is our licensing business in the imaging and optics market, such as our wafer-level image sensor packaging and image enhancement technologies. The second is our product and service business, which includes manufacturing small form factor micro-optics and non-recurring services such as engineering, design, assembly and infrastructure improvement. In addition, our product and service business includes our Product Launch Services, a strategic initiative that supports our infrastructure licensees with proof of high-volume manufacturability and provides our customers access to our new technologies to accelerate the rate of adoption of our Imaging & Optics technologies in the industry. Through our Product Launch Services, we are currently manufacturing and selling OptiML single-element VGA lens directly to manufacturers.

Our segments were determined based upon the manner in which our management viewed and evaluated our operations for the period reported. As our business grows and evolves, our management may change their views on our business operations. Segment information below in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 15—“Segment and Geographic Information” of the Notes to Consolidated Financial Statements is incorporated herein by reference and is presented in accordance with the authoritative guidance for segment reporting.

Customers

Our technologies have been licensed to more than 100 companies, including more than 70 companies licensing aspects of our semiconductor packaging technology. All of our revenues are denominated in U.S. dollars. For the years ended December 31, 2009, 2008 and 2007, the number of customers that each accounted for over 10% of revenue was three, two and two, respectively. The following table sets forth sales to customers comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2009	2008		2007
Customer A	24%	*	%	*	%
Customer B	15	17		*
Customer C	10	*		*
Customer D	*	11		11
Customer E	*	*		12

*	denotes sales comprising less than 10% of total revenues.

A significant portion of our revenues are derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and we expect these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic regions of the headquarters of our customers and the percentage of revenues derived from each region for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
Asia	50%	55%	56%
U.S.	45%	23%	23%
Europe	5%	22%	21%

The international nature of our business exposes us to a number of risks, including but not limited to:

•	laws and business practices favoring local companies;

•	increased tax rates and withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations;

•	less effective protection of intellectual property than is afforded to us in the U.S. or other developed countries; and

•	international terrorism, particularly in emerging markets.

Most of our long-lived assets are located in the U.S. In May 2009, we completed the acquisition of certain assets of Dblur Technologies Ltd., an Israeli company. In February 2008, we completed the acquisition of FotoNation, which included office and research and development facilities in Romania and Ireland. In February 2007, we completed the acquisition of Eyesquad GmbH, which included intellectual property that is held in Germany and a research and development facility in Israel. In December 2005, we completed the acquisition of certain assets of Shellcase, Ltd., which included a research and development facility in Israel.

Sales and Marketing

Our sales activities focus primarily on developing direct relationships at the technical, marketing and executive management levels with companies in the semiconductor and imaging and optics industry to license our technologies and sell our products and services. We also provide engineering services to system manufacturers and other optics companies. Marketing activities include identifying and promoting application- based technologies and identifying major business opportunities for current and future product development. Product marketing focuses on identifying the needs and product requirements of our customers. Product marketing also manages the development of all of our technologies throughout the development cycle and creates the required marketing materials to assist with the adoption of the technologies. Marketing communications focuses on advertising and communications that promote the adoption of our technologies.

Research and Development

We believe that our success depends in part on our ability to achieve the following goals in a cost-effective and timely manner:

•	developing new technologies that meet the changing needs of our customers and their markets;

•	improving our existing technologies to enable growth into new application areas; and

•	expanding our intellectual property portfolio.

Our research and development groups work closely with our sales and marketing groups, as well as our customers and partners, to bring new products incorporating our technologies to market in a timely, high quality and cost-efficient manner. We also work closely with material and equipment infrastructure providers to identify new technologies and improve existing technologies for use in the assembly and manufacture of semiconductor packages and camera modules that incorporate our technology. Research, development and other related costs were approximately $65.9 million in 2009, $61.6 million in 2008 and $37.5 million in 2007.

Through 2008, we had service contracts that involved research and development for government agencies. Our government contracts included terms required by the government that are not customary in commercial contracts, including a right of the government to terminate the contract at any time for convenience of the government. We made the decision in 2008 to focus our efforts on research and development that are better aligned with our long-term growth opportunities for our Micro-electronics and Imaging & Optics solutions and technologies and no longer pursue contracts with the government or government agencies.

Our research and development efforts currently focus on the following areas:

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

As a leader in micro-electronics, we operate packaging and interconnect laboratories and prototype assembly facilities at our headquarters in San Jose, California and research center in Yokohama, Japan.

Thermal management.    Our thermal management development efforts are targeted at more efficient heat dissipation solutions than those provided by traditional fans or other air cooling methods. We are developing a unique silent air cooling technology that we believe will enable thinner products that remove heat using half the power as conventional methods, with no noise.

Imaging and optics.    Our imaging and optics efforts cover the following areas and are located throughout our worldwide organization: (a) wafer-level precision micro-optics, (b) wafer-level image sensor packaging and wafer-level optics technologies, and (c) image enhancement technologies.

Intellectual Property

We license most of our CSP and MCP technologies under TCC licenses, which grant a worldwide royalty-bearing right under the licensed patent claims to assemble, use and sell certain CSPs and MCPs. Semiconductor material suppliers are licensed under our TCMT license, which requires these licensees to pay us a license fee. We also offer a technology license on a worldwide basis for our Imaging & Optics technologies.

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

Our patents address advanced single and multi-chip and wafer-level packaging, micro-optical elements, integrated optical assemblies, image processing algorithms related processes, and complementary technologies. We have made and continue to make considerable investments in expanding and defending our patent portfolio. See Item 3 below—Legal Proceedings for a description of material legal proceedings in which we have recently been involved.

As of February 18, 2010, our patent portfolio included 779 issued U.S. patents and 334 issued international patents. In addition, we had 332 domestic patent applications and 408 international patent applications. Our patents have expiration dates ranging from 2010 through 2029. In 2009, we filed 95 U.S. patent applications and 118 international patent applications. We file new patent applications for new developments in our technology on a regular basis.

There are many countries in which we currently have no issued patents. However, products incorporating our technologies that are sold in jurisdictions where patents have been issued must be licensed, or stem from a licensed source, in order to avoid infringing our intellectual property.

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

We believe the principal competitive factors in the selection of semiconductor package technology by potential licensees are:

•	proven technology;

•	cost;

•	size and circuit board area;

•	performance;

•	reliability; and

•	available infrastructure.

We believe that our CSP, MCP and interconnect technologies compete favorably in each of these factors with other advanced packaging technologies.

For imaging and optics, major semiconductor companies producing image sensors are also developing internal solutions that may compete with our technology. These semiconductor companies include, but are not limited to Omnivision Technologies, Inc., Micron Technology, Inc., ST Microelectronics, Inc., Samsung Electronics Co, Ltd., and Toshiba Corporation. In addition to semiconductor companies, there are several other licensing and manufacturing companies, including ArcSoft, Inc., Anteryon B.V., DxO Labs, and Heptagon Oy, which are developing imaging and optics solutions and technologies that may compete with ours.

Employees

As of January 31, 2010, we had 416 employees, with 42 in sales, marketing and licensing, 276 in research and development (including employees who perform engineering, assembly, design and infrastructure services under our service agreements with third parties) and 98 in general administration, including general management, information technology, finance and accounting. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements other than certain ordinary course agreements of an employer’s collective which may bind our Israeli subsidiaries under Israel law. We consider our relations with our employees to be good.

Available Information

Our internet address is www.tessera.com. We make available on our internet website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not incorporated into this or any other report we file with or furnish to the SEC.

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

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. As more fully described in Part I, Item 3—Legal Proceedings, we are currently involved in litigation involving some of these key patents in the U.S. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of key patents that we license to generate a substantial portion of our revenues. In addition, reexamination requests have been filed against us in the U.S. Patent and Trademark Office (“PTO”) with respect to certain key patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to key patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. As further described in Part I, Item 3—Legal Proceedings, the PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in certain of our key patents. We are currently asserting these key patents and patent claims in certain of our ongoing litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the key patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain motions to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

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

Further, the laws and enforcement regimes of certain countries do not protect our proprietary rights to the same extent as do the laws and enforcement regimes of the U.S. Therefore, in certain jurisdictions we may be unable to protect our technology adequately against unauthorized third-party use, which could adversely affect our business.

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

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. Changes to these laws and regulations may occur as a result of decisions and actions of Congress, the PTO, and the courts, including the U.S. Supreme Court. In recent years, certain proposals have been made to change some aspects of the patent laws and PTO rules, and the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes, if passed by Congress or implemented by the Administration, could have a deleterious affect on our licensing program and, therefore, the royalties we can collect.

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

A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for DSP, ASSP, ASIC and memory. In addition, we derive substantial revenues from the incorporation of our technology into mobile devices. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues may be reduced significantly and our business could be harmed. Moreover, were such declines to occur, our business could become more cyclical in nature.

Our revenue is concentrated in a few customers and if we lose any of these customers our revenues may decrease substantially.

We earn a significant amount of our revenues from a limited number of customers. For the year ended December 31, 2009, there were three customers that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

Volume pricing incentives in our TCC licenses with two DRAM manufacturers may slow our DRAM royalty growth.

In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages with respect to royalties due to us under their respective TCC licenses based on several factors, including volumes. The effect of the volume pricing adjustments may cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may include some quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year.

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

We currently have one license agreement that automatically converts to a fully paid-up license after the expiration of its current term on December 31, 2013, provided that the licensee (Texas Instruments, Inc.) complies with all terms and conditions of the license agreement up through its expiration. We also have certain other license agreements that each provide the licensee with the option to extend the current term of their agreement for an additional five years with royalty payments throughout the expiration of the extended term, whereupon such a license automatically converts to a fully paid-up license after the expiration of its extended term. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of our relevant intellectual property under the terms of the license agreements, even if relevant patents are still in effect. If we cannot find another source of revenue to replace the revenue from these license agreements converting to fully paid-up licenses, our results of operations following such conversion could be materially adversely affected.

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

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including wafer-level packaging, wafer-level camera and other image quality enhancement technologies, µPILR packaging technology, and thermal management technology (also referred to as silent air cooling). Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including innovativeness and demand for the technology, availability of materials and equipment, and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Competing technologies may harm our business.

We expect that our technologies will continue to compete with technologies of internal design groups at semiconductor manufacturers, assemblers, electronic component and system manufacturers, image sensor and lens manufacturers and camera module companies. These internal design groups create their own packaging, imaging and optics solutions. If these internal design groups design around our patents or introduce unique solutions superior to our technology, they may not need to license our technology. These groups may design technology that is less expensive to implement than ours or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the inherent advantage of internal access to corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly. For instance, for our Micro-electronics technologies, certain flip chip technologies are being used by large semiconductor manufacturers and assemblers for a variety of semiconductors, including processors and memory. Another example of a competitive technology is the small format lead frame package that is also getting market traction. The companies using these technologies are utilizing their current lead frame infrastructure to achieve cost-effective results. Wafer-level packaging is an emerging competitive technology that could also erode chip-scale packaging market share as the technology and infrastructure matures. Other examples of competitive technologies that could erode chip-scale packaging market share include the chip-on-board technique to package image sensors and certain system-in-package technologies that can integrate multiple die.

For our imaging and optics technologies, our OptiML Focus technology enables camera modules to automatically focus without any moving parts by employing extended depth of field technology. This technology competes with autofocus technologies including traditional lens-motion-type autofocus, emerging lens-modification-type autofocus and also other computational-type autofocus solutions and other solutions and technologies provided by companies such as DxO Labs. Our wafer-level camera solution competes with both the traditional lens vendors who enjoy an established supply chain, as well as other wafer-level optics technologies offered by companies such as Heptagon Oy and Anteryon B.V. For the embedded image enhancement technologies such as Face Detection and our other Face Tools products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. We also expect to see other competing technologies emerge.

In the future, our licensed technologies may also compete with other technologies that emerge. These technologies may be less expensive than ours and provide higher or additional performance. Companies with these competing technologies may also have greater resources than we have. Technological change could render our technologies obsolete, and new, competitive technologies could emerge that achieve broad adoption and adversely affect the use of our technologies and intellectual property.

If we do not create and implement new technologies or expand our licensable technology portfolio, our competitive position could be harmed and our operating results adversely affected.

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We devote significant engineering resources to develop new packaging and imaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies in a timely manner and the market must adopt them. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our patents will expire in the future. Our current U.S. issued patents expire at various times from 2010 through 2029. We need to develop or acquire successful innovations and obtain new patents before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

If we do not successfully further develop and commercialize the technologies we acquire, or cultivate strategic relationships that expand our licensable technology portfolio, our competitive position could be harmed and our operating results adversely affected.

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

We anticipate that royalties from shipments of these next-generation, high performance DRAM chips packaged using our technology may account for a significant percentage of our future revenues. If semiconductor manufacturers do not continue to use packages employing our technology for the next generation of high performance DRAM and find a viable alternative packaging technology for use with next generation high performance DRAM chips, or if we do not receive royalties from next generation, high performance DRAM chips that use our technology, our future revenues could be adversely affected.

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

A number of companies in the semiconductor and consumer electronics industries are facing severe financial difficulties. As a result, there have been recent bankruptcies and restructuring of companies in these industries. Our licensees may face similar financial difficulties which may result in their inability to make payments to us in a timely manner or if at all. In addition, our licensees may merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult which could adversely impact our business, financial condition, results of operations and cash flows.

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

We rely on the use of certain materials available from a single supplier or a limited number of suppliers for the manufacturing of our small form factor micro-optics and for our development in wafer-level optics and wafer-level camera solutions. If any or some of these materials become unavailable, or, if any of these suppliers cease operations and we cannot find an alternative source, our development effort for our wafer-level optics and camera solutions could be delayed and our revenue from Imaging & Optics business could be adversely affected.

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

We currently provide guidance on revenue and expenses on a quarterly basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. We have also stated a revenue goal for our Imaging and Optics segment in 2011 based on certain assumptions about the market and our ability to achieve a series of strategic objectives. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our Imaging and Optics revenue goal include those listed in this “Risk Factors” section of this report and the following:

•	the timing of and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	the amount of our product and service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

•	legal proceedings affecting our patents, patent applications or license agreements;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate—DSP, ASIC, ASSP semiconductors and memory;

•	changes in demand for semiconductor capital equipment, digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers;

•	changes in accounting principles; and

•	cyclical fluctuations in semiconductor markets generally.

It is difficult to predict when we will enter into additional license agreements. The time it takes to establish a new licensing arrangement can be lengthy. Delays or deferrals in the execution of license agreements may also increase as we develop new technologies. Because the recognition period of our license revenue is dependent on meeting the requirements for revenue recognition, the timing of revenue being recognized may significantly impact our quarterly or annual operating results. Under our typical license agreements, we also receive ongoing royalty payments, and these payments may fluctuate significantly from period to period based on manufacture or sales of products incorporating our licensed technology. We expect to continue to expand our business, which will require us to increase our operating expenses. We may not be able to increase revenues in an amount sufficient to offset these increased expenditures, which may lead to a loss for any period.

Due to fluctuations in our operating results, reports from market and security analysts, litigation-related developments, our ability to achieve our Imaging and Optics revenue goal, and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2009, we held approximately $107.9 million in cash and cash equivalents and $295.8 million in short-term and long-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, auction rate securities, bank demand accounts, and asset-backed obligations. The ongoing financial turmoil, originally caused by the sub-prime mortgage crisis in the U. S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The financial market risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

Our investments as of December 31, 2009 include $14.5 million in auction rate municipal bond securities (“ARS”) and $1.2 million in asset-backed securities, including mortgage-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. A failed auction results when sell orders exceed buy orders. For the year ended December 31, 2009, we recorded a loss to earnings of $1.8 million due to an other-than-temporary impairment of ABS investments, a gain of $2.8 million on the increase in fair value of our ARS investments, and a loss of $2.8 million to earnings related to the UBS rights discussed in Note 5—“Financial instruments” in the Notes to Consolidated Financial Statements in this report. In addition, we have recorded net unrealized losses of $0.1 million, net of tax, in accumulated other comprehensive loss as a reduction in stockholders’ equity, reflecting adjustments to the remaining available-for-sale securities with a temporary decline in value. As a result of auction failures and thinly traded markets, our ability to liquidate and fully recover the carrying value of our ARS and ABS in the near term may be limited or not exist. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional deterioration in underlying collateral on any investments in our portfolio, we may incur impairment charges or additional realized and unrealized losses, and investments may be reclassified as long-term investments in our financial statements in future reporting periods. These events could negatively affect our financial condition, results of operations or cash flows.

The economic downturn and financial crisis could negatively affect our businesses, results of operations and financial condition.

Slow economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have contributed to and continue to contribute to a challenging economic environment. This environment has led to reduced customer spending in the wireless communications and semiconductor markets, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities and has caused businesses to slow spending on our products and services. Our major licensees have experienced reductions in semiconductor sales which could materially and adversely affect our revenues, results of operations and financial condition. Furthermore, the constraints in the capital and credit markets may limit the ability of our customers to timely borrow and access the capital and credit markets to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products and services, which could materially and adversely impact our results of operations or cash flows.

We operate in a highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline dramatically from one period to the next. Our business depends heavily upon the volume of production by our licensees, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Similarly, our services business relies at least in part upon the outsourcing of design and engineering projects by the semiconductor industry. Semiconductor manufacturers and package assembly companies generally sharply curtail their spending during industry downturns, such as in the current global economic downturn, and historically have lowered their spending more than the decline in their revenues. As a result, the impact of the current global economic downturn on our businesses is exacerbated by the cyclicality of the semiconductor industry. If we are unable to control our expenses adequately in response to lower revenues from our licensees and service customers in the current or any future economic downturn, our operating results may suffer and we may experience operating losses.

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

Future changes in financial accounting or existing taxation standards, rules, practices or interpretation may cause adverse unexpected revenue and expense fluctuations which may impact our reported results of operations.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, voluminous and often ambiguous. Changes to existing taxation rules such as the current Presidential Administration’s proposals for reforming U.S. international tax rules, or changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in the Note 3—“Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

The international nature of our business exposes us to financial and regulatory risks that may have a negative impact on our consolidated financial position, results of operations or cash flow, and we may have difficulty protecting our intellectual property in some foreign countries.

We derive a significant portion of our revenues from licensees headquartered outside of the U.S. We have also expanded our operations outside of the U.S. such as research and development facilities in Japan, Israel, Ireland and Romania to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

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

Third parties could assert patent or other intellectual property infringement claims against us based on the products and services that we sell. It may be time consuming and costly to defend ourselves against any of these claims, regardless of their validity, and we may not prevail. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the U.S. and abroad. In the event of a claim of infringement, we may be required to obtain one or more licenses from or pay royalties to third parties. We may be unable to obtain any such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain such license could harm our business.

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

We operate our business globally in many jurisdictions worldwide. Our corporate headquarters are located in the state of California which has recently declared the possibility of insolvency. As a result, the state has stopped certain improvement projects and disrupted certain services to its residents, and future state actions are uncertain. Our results of operations could be adversely impacted if the state proposes additional taxation or other measures to increase its revenue through tax levies on corporations like us or on its residents, including some of our employees. In addition, we have operations in the various countries worldwide, including Hungary and Romania, where the countries may be facing financial distress. For example, the government of Hungary implemented special taxes on corporations in 2007 and has notably increased its tax examination activities. If the governments of these states or countries where we have business operations cannot provide public services, impose additional tax regulations or levies, or increase their tax examination activities, our business operations may be interrupted and our results of operations may be adversely impacted.

We have made and may continue to make or to pursue acquisitions which could divert management’s attention, cause ownership dilution to our stockholders, or be difficult to integrate, which may adversely affect our financial results.

We have made several acquisitions, and it is our current plan to continue to acquire companies and technologies that we believe are strategic to our future business. Investigating businesses or technologies and integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Our plans to integrate and expand upon research and development programs and technologies initiated at each of our operating locations, including image sensor packaging, wafer-level optics and camera technology from our operation in Charlotte, North Carolina, image enhancement technology for digital auto focus and optical zoom from our operation in Tel Aviv, Israel, and microelectronics packaging and system integration from our operation in San Jose, California, may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, new SEC regulations and Nasdaq Stock Market rules, have created uncertainty for companies. These laws, regulations and standards are often subject to varying interpretations. As a result, their application in practice may evolve as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result of our efforts to comply with evolving laws, regulations and standards, we have increased and may continue to increase general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our principal corporate administrative, sales, marketing and research and development facilities are located in San Jose, California, and are held under an operating lease. We own a research and development and manufacturing facility in Charlotte, North Carolina. We also have research and development facilities in Japan, Israel, Ireland and Romania that are held under operating leases. All reporting segments utilize these facilities. We believe our existing facilities are suitable and adequate for our current needs.

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010. The Company expects that potential damages will continue to accrue during the stay period through the anticipated expiration of the asserted patents in September of 2010. Upon completion of the ITC actions, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

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

Fact and expert discovery in the action are closed. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The motions were taken under submission by the court. On July 10, 2009, the court granted in part Hynix’s motion to continue the trial date, but ruled that all discovery deadlines would remain as previously scheduled.

On September 17, 2009, the judge to whom the case previously had been assigned filed a petition with the Judicial Council to coordinate the Tessera v. Hynix action with the Rambus v. Micron action pending before Judge Kramer in the San Francisco County Superior Court (Case No. 04-0431105). On October 15, 2009, the Judicial Council issued an order appointing Judge Kramer as the coordination motion judge. In December 2009, the action was formally coordinated with the Rambus v. Micron action. No new trial date has been set yet.

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

On September 22, 2009, respondents ATI Technologies, Inc. and Freescale Semiconductor, Inc. filed a Combined Motion for Reconsideration and Suggestion for Rehearing En Banc of the Federal Circuit’s denial of their stay motion. Tessera opposed the motion on October 5, 2009. The ITC also opposed the motion on October 5, 2009. On October 23, 2009, the Federal Circuit ruled in the Company’s favor, denying the respondents’ request to stay the limited exclusion order and cease and desist orders during the appeal. The Federal Circuit also notified the parties that it had circulated the petition for rehearing en banc to the court. On November 5, 2009, the petition for rehearing en banc was denied.

On October 30, 2009, the respondents filed their appellate briefing regarding the merits of the ITC’s ruling. Tessera filed its response brief in the appeal on January 15, 2010, and the respondents’ reply briefs were filed on February 19, 2010. Oral argument has not yet been scheduled.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. The parties have agreed that the case will be temporarily stayed pending completion, including appeals, of ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same .

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

On August 28, 2009, Judge Essex issued an Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond, in which he found that no violation of Section 337 of the Tariff Act of 1930 had occurred. The Administrative Law Judge (“ALJ”) held, among other things, that the Commission had subject matter jurisdiction over the parties and products, that the importation or sale requirement of Section 337 was satisfied, that the accused products do not infringe the asserted claims, that the asserted claims are not invalid for anticipation, obviousness or indefiniteness, that a domestic industry exists, that the respondents failed to approve the affirmative defense of licensing, that respondents except for Elpida Memory, Inc. and Elpida Memory (USA) Inc. (collectively, “Elpida”) failed to prove the affirmative defense of patent exhaustion for certain accused products but had established it for others, and that Elpida proved that all of its accused products are subject to patent exhaustion. The section addressing the recommended remedy and bond provisionally recommended among other things that, if a violation of Section 337 had been found, Tessera had not demonstrated entitlement to a general exclusion order or an order extending to downstream products, and that a bond could have been set at a reasonable royalty rate as determined by Tessera’s license agreements.

On September 17, 2009, Tessera and the ITC Staff filed petitions for review of portions of the Initial Determination. Certain respondents also conditionally sought review of portions of the Initial Determination. The parties filed replies to each others’ petitions for review on October 1, 2009. On October 30, 2009, the ITC announced that it will review portions of the Initial Determination. The Commission stated that it would review, among other things, whether the respondents infringed the Tessera patents asserted in the action.

On December 29, 2009, the ITC issued a Notice of Final Determination holding, among other things, that it would (1) modify the ALJ’s construction of the claim terms “top layer” and “thereon” recited in claim 1 of U.S. Patent No. 5,663,106 (the “106 patent”); (2) reverse the ALJ’s finding that the accused µBGA products do not meet all of the limitations of the asserted claims of the ‘106 patent but affirm his finding that there is no infringement due to patent exhaustion; (3) affirm the ALJ’s finding that the accused wBGA products do not infringe the asserted claims of the ‘106 patent; (4) affirm the ALJ’s validity and domestic industry analyses pertaining to the asserted claims of the ‘106 patent; (5) affirm the ALJ’s finding that the Direct Loading testing methodology employed by Tessera’s expert fails to prove infringement; and (6) affirm the ALJ’s finding that the 1989 Motorola OMPAC 68-pin chip package fails to anticipate claims 17 and 18 of U.S. Patent No. 5,679,977 (the “977 patent”) under the on-sale bar provision of 35 U.S.C. § 102(b), but modify a portion of the Initial

Determination. A public version of the ITC’s full opinion is not yet available. The Investigation by the ITC is now being appealed, as discussed immediately below.

The Company cannot predict the outcome of this proceeding, which may be impacted by appellate proceedings, as discussed immediately below. An adverse decision in proceedings regarding this action could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. et al., v. International Trade Commission., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1176

On January 28, 2010, the Company filed a Notice of Appeal of the ITC’s Final Determination in Investigation No. 337-TA-630 with the United States Court of Appeals for the Federal Circuit. Substantive briefing to the Federal Circuit has not yet been filed.

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

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of

Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

On August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Case No. RG08410327

On September 18, 2008, the Company filed a complaint in the Superior Court for the State of California against United Test and Assembly Center, Ltd. and UTAC America, Inc. (collectively, “UTAC”) alleging breach of contract for failure to pay Tessera the full royalty due under its license agreement. The Company is also alleging violations of California unfair competition laws and seeking compensatory and punitive damages.

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

On March 19, 2009, Tessera filed a Special Motion to Strike Cross-Complaint under California Code of Civil Procedure Section 425.16, asserting that UTAC’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law were barred by California’s “anti- SLAPP” statute. On April 16, 2009, UTAC voluntarily moved to dismiss with prejudice its causes of action for breach of contract and breach of implied covenant of good faith and fair dealing. Tessera did not oppose UTAC’s motion to voluntarily dismiss with prejudice, and the dismissal was entered by the Court. On April 22, 2009, a hearing was held before Judge Freedman and Tessera’s motion was taken under submission. On May 4, 2009, Judge Freedman issued an order granting Tessera’s motion, and striking UTAC’s causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law. On June 25, 2009, Tessera filed a motion seeking recovery from UTAC of its costs and attorneys’ fees incurred in connection with the successful motion. Tessera’s motion for costs and attorneys’ fees was heard by the Court on October 23, 2009, and the Court took the matter under submission. On January 21, 2010, the Court granted Tessera’s motion in part and ordered UTAC to pay Tessera’s attorneys’ fees in the amount of $110,812.50, and costs in the amount of $1,957.00.

Discovery is largely complete, though some limited deposition and document discovery is ongoing. Tessera sought summary adjudication regarding certain contract issues, and hearings on those motions took place on November 20, 2009 and December 11, 2009, respectively. On December 10, 2009, the Court denied summary adjudication regarding interpretation of UTAC’s royalty obligations under the contract. On December 14, 2009, the Court granted summary adjudication to Tessera regarding UTAC’s cause of action and asserted affirmative defenses of patent misuse, finding that UTAC had presented no evidence of patent misuse by Tessera. In addition, the Court denied summary adjudication regarding whether certain UTAC products meet certain parameters set forth in the parties’ agreement.

On December 11, 2009, the Court reset the trial date from January 11, 2010 to February 1, 2010. On January 15, 2010 the Court again reset the trial date for March 1, 2010, and trial in the action is currently set for that date. On February 18 and 23, 2010, the Court held the Pretrial Management Conference, including hearing the parties’ motions in limine.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera filed a response to the final official action on December 1, 2009. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1, 2009. Tessera filed a Notice of Appeal on February 1, 2010.

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera filed a request for reconsideration of this decision on August 7, 2009, upon which a decision from the PTO has not yet been received. Tessera timely filed an appeal brief on October 5, 2009, to which Requestor Siliconware filed a Response Brief on November 5, 2009.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal Notice was issued on June 22, 2009. On July 13, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 13, 2009, Tessera filed a Notice of Appeal on July 22, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Requestor Siliconware filed a Response Brief on November 5, 2009.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims to which Tessera filed a response on August 14, 2009. On December 1, 2009, the PTO issued an Advisory Action indicating that Tessera’s response of August 14, 2009 failed to overcome all of the rejections set forth in the final official action mailed July 14, 2009. Tessera filed a Notice of Appeal on December 14, 2009. Tessera timely filed an appeal brief on February 17, 2010.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera timely filed a response on October 21, 2009. On November 20, 2009, Requestor Powerchip filed comments to Tessera’s response of October 21, 2009. A Right of Appeal Notice was issued on February 22, 2010, though Tessera has not yet received the document or had the opportunity to review its contents.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera filed a response on January 19, 2010.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera filed a Notice of Appeal on August 24, 2009. On October 26, 2009, Tessera filed a Statement of Grounds for Appeal with the EPO. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

Insolvency Proceedings over the Estate of Qimonda AG, Local Court of Munich, Insolvency Court, File No. 1542 IN 209/09

On January 23, 2009, Qimonda AG filed a bankruptcy petition with the Local Court of Munich, Insolvency Court. On April 1, 2009, the Court opened insolvency proceedings over the estate of Qimonda AG and appointed Rechtsanwalt Dr. Michael Jaffé as the insolvency administrator. On or about May 27, 2009, Dr. Jaffé chose non-performance of Tessera’s license agreement with Qimonda AG under Section 103 of the German Insolvency Code and purported to terminate the license agreement. On June 12, 2009, Tessera filed a Proof of Claim in the

Qimonda AG bankruptcy alleging amounts due of approximately 15.7 million Euros. On December 2, 2009, Dr. Jaffé preliminarily contested Tessera’s claim in full. Tessera is in ongoing discussions with the insolvency administrator.

In re Spansion, LLC, U.S. Bankruptcy Court (Del.), Case No. 09-1069; In re Spansion, Inc., U.S. Bankruptcy Court (Del.), Case No. 09-10690; In re Spansion Technology LLC, U.S. Bankruptcy Court (Del.), Case No. 09-10691

On or about March 1, 2009, Spansion LLC, Spansion, Inc. and Spansion Technology LLC initiated bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. On or about July 17, 2009, Tessera filed a Proof of Claim in each of the above Spansion bankruptcy proceedings alleging amounts due of not less than $25 million. On July 28, 2009, the Company sought permission under the Bankruptcy rules to serve certain discovery requests in the actions, seeking various documents and testimony regarding potential administrative claims that Tessera may assert in the action. Tessera’s request for such discovery was denied without prejudice on August 11, 2009. The parties thereafter completed certain fact and expert discovery relating to Tessera’s administrative expense claim in December and January of 2010.

On January 12, 2010, Spansion filed a motion to determine and estimate the amount of Tessera’s administrative expense claim, for the purpose of demonstrating the feasibility of Spansion’s Second Amended Joint Plan of Reorganization. Tessera’s administrative expense claim at issue relates to the damages that would be owed to Tessera for Spansion’s post-petition (post-March 1, 2009) infringement of certain Tessera patents. Tessera filed its objection to Spansion’s motion on January 22, 2010. On January 29, 2010, the court held a hearing on Spansion’s motion. The parties submitted post-hearing letter briefs on February 3, 2010. The Court announced its ruling that a reasonable royalty rate for Spansion products sold in the United States during the administrative period was 56.7 cents per unit.

On February 5, 2010, Spansion filed a motion for an order estimating the amount of “certain contingent, unliquidated, duplicative and/or overstated claims” for purposes of establishing class 5 plan distribution reserves. Tessera filed its objection to the estimation motion on February 17, 2010 and on that same date submitted three Amended Proofs of Claim based in part on the Court’s 56.7 cents per unit royalty rate. On February 18, 2010, Tessera filed a motion for authority to file its Amended Proofs of Claim. Spansion’s February 5, 2010 estimation motion and Tessera’s February 18, 2010 motion for authority are pending and a hearing relating to the motions is scheduled for March 23, 2010.

On January 26, 2010, Tessera filed its objection to Spansion’s Second Amended Joint Plan of Reorganization, asserting that the plan is not feasible and that it fails to provide for the payout of administrative expense claims on the plan effective date. On February 2, 2010, Tessera submitted three ballots, one for each previously submitted Proof of Claim. The ballots, among other things, rejected Spansion’s Second Amended Joint Plan of Reorganization.

Amkor Technology, Inc. v. Tessera, Inc.

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

On or about November 2, 2009, the Company filed its answer to the request, including counterclaims. The answer, among other things, denies Amkor’s accusations and accuses Amkor of failing to pay Tessera full royalties on products Amkor sold to Qualcomm and potentially others that are subject to ITC injunctions, of refusing to allow Tessera to audit in accordance with the parties’ license agreement, of interference with Tessera’s prospective economic relationships, of failing to pay royalties or full royalties on products that infringe various U.S. and foreign patents owned by Tessera, and of violating the implied covenant of good faith and fair dealing. The Company seeks relief including judgment that the license agreement has been breached and that Tessera is entitled to terminate the license agreement; judgment that products on which Amkor has not paid the full contractual royalties to Tessera are not licensed under Tessera’s patents; damages for Amkor’s breaches of the license agreement; damages, including punitive damages, for Amkor’s interference with Tessera’s prospective business relationships; interest on any damages; attorneys’ fees and costs incurred by Tessera; denial of Amkor’s claims against Tessera; an order that awards Tessera all other relief recoverable under the rules of Arbitration of the ICC; and an order for such other and further relief as the arbitrators deem just and proper.

On January 15, 2010, Amkor filed its response to Tessera’s counterclaims, along with certain new counterclaims by Amkor and a motion for priority consideration of certain issues. Tessera’s response to Amkor’s motion and Tessera’s response denying Amkor’s counterclaims were filed on February 12, 2010. The motion has not yet been decided by the arbitrators.

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

	High	Low
Fiscal Year Ended December 31, 2009
First Quarter (ended March 31, 2009)	$13.37	$10.18
Second Quarter (ended June 30, 2009)	$27.03	$12.49
Third Quarter (ended September 30, 2009)	$28.92	$24.04
Fourth Quarter (ended December 31, 2009)	$31.19	$20.87

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter (ended March 30, 2008)	$43.54	$13.71
Second Quarter (ended June 29, 2008)	$22.40	$16.36
Third Quarter (ended September 28, 2008)	$23.84	$15.08
Fourth Quarter (ended December 31, 2008)	$19.47	$8.83

As of February 18, 2010 there were outstanding 50,143,398 shares of common stock held by 33 stockholders of record. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

The information under the caption “Equity Compensation Plan Information” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 12, 2010 (the “Proxy Statement”) is incorporated herein by reference.

On August 24, 2007, we announced a plan authorized by our Board of Directors to purchase up to $100 million of our common stock in the open market or through private transactions. No purchases were made during the year ended December 31, 2009 under this plan. No expiration date has been specified for this plan. For the years ended December 31, 2008 and 2007, we repurchased a total of 630,000 shares and 15,000 shares, respectively, or, a total of 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under the terms of the repurchase program. As of December 31, 2009, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

PERFORMANCE GRAPH

The following graphic representation shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Stock Market (U.S.) Index and the Philadelphia Stock Exchange Semiconductor Index from November 13, 2003, the date of our initial public offering, through December 31, 2009. The graph and table assume that $100 was invested on November 13, 2003 in each of our common stock, the Nasdaq Stock Market (U.S.) Index and the Philadelphia Stock Exchange Semiconductor Index, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	11/03	12/03	12/04	12/05	12/06	12/07	12/08	12/09
Tessera Technologies, Inc.	$100.00	$101.68	$201.14	$139.73	$218.05	$224.86	$64.22	$125.78
NASDAQ Composite	$100.00	$104.49	$114.19	$115.82	$130.52	$144.55	$86.07	$124.14
Philadelphia Semiconductor	$100.00	$98.23	$79.65	$91.80	$85.13	$91.67	$51.57	$82.02

This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any filing of Tessera under the Securities Act of 1933 or the Securities Exchange Act of 1934 (“Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Initial Public Offering

Our initial public offering of 7,500,000 shares of common stock was effected through a Registration Statement on Form S-1 (File No. 333-108518) that was declared effective by the SEC on November 12, 2003.

All of the net proceeds from the initial public offering remain invested in money market funds and marketable securities until used for general corporate purposes, as described in the Registration Statement on Form S-1.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
Royalty and license fees	$286,207	$220,252	$161,045	$105,622	$69,549
Past production payments (1)	—	170	—	77,116	8,650
Product and service revenues	13,233	27,869	34,643	25,988	16,501

Total revenues	299,440	248,291	195,688	208,726	94,700

Operating expenses:
Cost of revenues	16,971	16,746	17,708	19,359	13,313
Research, development and other related costs	65,888	61,599	37,526	20,063	7,453
Selling, general and administrative	72,808	69,539	51,988	41,677	20,398
Litigation expenses	26,131	84,308	22,326	28,632	7,963

Total operating expenses	181,798	232,192	129,548	109,731	49,127

Operating income	117,642	16,099	66,140	98,995	45,573
Interest and other income, net	5,519	3,087	11,941	6,499	3,555

Income before taxes	123,161	19,186	78,081	105,494	49,128
Provision for income taxes	53,365	14,544	32,943	44,143	17,679

Net income	$69,796	$4,642	$45,138	$61,351	$31,449

Net income per common share-basic (2)	$1.43	$0.10	$0.95	$1.33	$0.71

Net income per common share-diluted (2)	$1.42	$0.10	$0.93	$1.27	$0.66

Weighted average number of shares used in per share calculation-basic (2)	48,826	47,963	47,566	46,102	44,003
Weighted average number of shares used in per share calculation-diluted (2)	49,265	48,358	48,637	48,385	47,733

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$387,958	$276,500	$289,724	$194,076	$127,594
Working capital	379,559	261,301	295,475	205,222	124,256
Total assets	616,318	501,589	444,436	321,288	190,127
Long-term liabilities	11,431	12,599	7,747	—	—
Total stockholders’ equity	572,185	446,904	418,324	305,855	179,958

(1)	Past production payments consist of royalty payments for the use of our technology or intellectual property in the past by new licensees that make such payments as part of a settlement of a patent infringement dispute.

(2)	See Note 9 of the Notes to Consolidated Financial Statements for an explanation of the methods used to determine the number of shares used to compute per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion (presented in thousands, except for percentages) should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

Tessera is a technology innovator that invests in, licenses and delivers innovative miniaturization technologies for next-generation electronic devices. Our Micro-electronics solutions enable smaller, higher-functionality devices through chip-scale, 3 dimensional and wafer-level packaging technology, as well as high-density substrate and thermal management technology. Our Imaging & Optics solutions provide low-cost, high-quality camera functionality in electronic products and include wafer-level image sensor packaging, wafer-level optics, and image enhancement intellectual property. We also offer customized micro-optic lenses, from diffractive and refractive optical elements to integrated micro-optical subassemblies. We license our technologies worldwide, as well as deliver products based on these technologies, some of which is done to promote the development of supply chain infrastructure.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Fiscal Year Ended December 31,
	2009	2008	2007
Revenues:
Royalty and license fees	96%	89%	82%
Past production payments	—	—	—
Product and service revenues	4	11	18

Total Revenues	100	100	100

Operating expenses:
Cost of revenues	6	6	9
Research and development and other related costs	22	25	19
Selling, general and administrative	24	28	27
Litigation expense	9	34	11

Total operating expenses	61	93	66

Operating income	39	7	34
Other income and expense, net	2	1	6

Income before taxes	41	8	40
Provision for income taxes	18	6	17

Net income	23%	2%	23%

Acquisitions

We have grown our business partly through acquisitions. The impact of these acquisitions on our financial results has been included in the following discussion. In May 2009, we completed our purchase of certain intellectual property and customer agreements from Dblur Technologies Ltd., an Israeli company. In February 2008, we completed our acquisition of FotoNation, Inc., a Delaware corporation. In February 2007, we completed our acquisition of Eyesquad GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and its subsidiary, which operated in Israel. In February 2007 and May 2005, we purchased from North Corporation all of its patents and patent applications filed in the U.S. and in foreign jurisdictions, trademark assets and certain tangible assets. In July 2006, we completed our acquisition of Digital Optics Corporation, a Delaware corporation. In December 2005, we completed our purchase of certain assets of Shellcase, Ltd., an Israeli company.

Fiscal Year 2009 and 2008

The following table sets forth our revenues by type (in thousands, except for percentages):

	December 31,				Increase/ (Decrease)	% Change
	2009		2008
Royalty and license fees	$286,207	96%	$220,252	89%	$65,955	30%
Past production payments	—	—	170	—	(170)	—
Product and service revenues	13,233	4	27,869	11	(14,636)	(53)

Total revenues	$299,440	100%	$248,291	100%	$51,149	21%

Revenues.    Revenues for the year ended December 31, 2009 were $299.4 million, compared to $248.3 million for the year ended December 31, 2008, an increase of $51.1 million, or 21%. The overall increase in the year ended December 31, 2009 as compared to 2008 is primarily due to royalty revenue of $60.6 million from Amkor Technology, Inc. (“Amkor”) in February 2009, awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera, and option and license fees received from a former defendant in an ITC infringement case, offset by the decline in semiconductor equipment markets.

Cost of Revenues.    Cost of revenues consists primarily of direct compensation, materials, amortization of intangible assets related to acquired technologies, supplies and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment were reclassified as a component of cost of revenues from R&D started in the fiscal year of 2009 as revenue was generated from these assets. The amortization of acquired intangible assets as a component of cost of revenues relates primarily to royalty and license fees revenues derived from our imaging and optics technologies. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our imaging and optics technologies, the product and service revenues component of total revenues, on the mix of product sales to semiconductor, optics and communications industries and timing of property and equipment being placed in service.

Cost of revenues for the year ended December 31, 2009 was $17.0 million, as compared to $16.7 million for the year ended December 31, 2008, an increase of $0.3 million, or 2%. The increase was primarily attributable to the increases in amortization of acquired intangible assets and depreciation expense, partially offset by the transition of our resources from government funded projects into research and development projects and a decrease in personnel expense.

Research, Development and Other Related Costs.    Research, development and other related costs for the year ended December 31, 2009 were $65.9 million, as compared to $61.6 million for the year ended December 31, 2008, an increase of $4.3 million, or 7%. The increase was primarily due to increased personnel related and equipment expenses of $5.0 million primarily related to increased labor hours spent on various research projects in line with our research and development strategy, increased stock-based compensation expense of $2.5 million, increased outside services of $1.4 million and increased depreciation expense of $0.7 million related to capital additions. These increases were offset by the one-time charge of $2.5 million occurring in the first quarter of 2008 related to in-process research and development acquired through an acquisition and also by a decrease in amortization expense of acquired intangible assets of $3.8 million reclassified to cost of revenues. R&D headcount decreased from 281 at December 31, 2008 to a total of 274 at December 31, 2009.

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

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2009 were $72.8 million, as compared to $69.5 million for the year ended December 31, 2008, an increase of $3.3 million, or 5%. The increase was primarily attributable to an increase of $1.6 million in consulting expenses, $1.9 million in amortization and depreciation expense from acquired intangible assets and capital additions and $1.0 million in stock-based compensation expense, offset by a decrease of $1.4 million in business travel related expense.

Litigation Expense.    Litigation expense for the year ended December 31, 2009 was $26.1 million, as compared to $84.3 million for the year ended December 31, 2008, a decrease of $58.2 million, or 69%. The decrease was primarily attributable to a decrease in case activities in our legal proceedings in 2009. Refer to Part I, Item 3—Legal Proceedings for additional details.

We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described Part I, Item 3 —Legal Proceedings, above, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Stock-based Compensation Expense.    The following table sets forth our stock-based compensation expense for the periods indicated (in thousands):

	December 31,
	2009	2008
Cost of revenues	$666	$443
Research, development and other related costs	10,989	8,473
Selling, general and administrative	16,268	15,220

Total stock-based compensation expense	$27,923	$24,136

Stock-based compensation awards included employee stock options, restricted stock awards and employee stock purchases under our 2003 Employee Stock Purchase Plan. As of December 31, 2009, the amount of unrecognized stock-based compensation expense after estimated forfeitures estimated to be expensed related to unvested stock options at December 31, 2009 was $30.6 million to be recognized over an estimated weighted average amortization period of 2.7 years and $16.8 million related to restricted stock awards, including performance-based awards, to be recognized over an estimated weighted average amortization period of 2.6 years. For the year ended December 31, 2009, stock-based compensation expense was $27.9 million, of which $16.3 million related to employee stock options, $9.7 million related to issuances of shares of restricted stock and $1.9 million related to employee stock purchases. For the year ended December 31, 2008, stock-based compensation expense was $24.1 million, of which $13.7 million related to employee stock options, $9.0 million related to issuances of shares of restricted stock and $1.4 million related to employee stock purchases.

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

Other Income and Expense, Net.    Other income and expense, net, for the year ended December 31, 2009 was $5.5 million, as compared to $3.1 million, for the year ended December 31, 2008. The increase is primarily due to $3.5 million interest payment from Amkor in February 2009 as part of the $64.1 million awarded by the arbitration panel for Amkor’s material breach of its license agreement, offset by impairment charges related to our marketable securities, and a decrease in interest income as a result of lower interest rates on our investments.

Provision for Income Taxes.    Income tax provision for the year ended December 31, 2009 was $53.4 million and was comprised of domestic income tax and foreign income and withholding tax. For the year ended December 31, 2008, the income tax provision was $14.5 million and was comprised of domestic income tax and foreign income and withholding tax. The increase in the income tax provision from the year ended December 31, 2008 is primarily attributable to the increase in domestic pre-tax income and an increase in withholding tax on collections from foreign customers.

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

Revenues.    Revenues for the year ended December 31, 2008 were $248.3 million, compared to $195.7 million for the year ended December 31, 2007, an increase of $52.6 million, or 27%. The overall increase in the year ended December 31, 2008 as compared to 2007 is primarily due to higher royalties reported from strong shipments, a favorable royalty pricing adjustment in the first quarter of 2008 from one of our licensees, a favorable royalty adjustment in the third quarter of 2008 resulting from self-audits of our licensees, option fees received from a defendant in an ITC infringement case, and higher license revenue primarily related to imaging and optics technologies, offset by some softness in the photolithography industry and a reduction in government funded projects.

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

We recorded a charge of $2.5 million related to acquired IPR&D associated with the acquisition of FotoNation in the first quarter of 2008. The fair value of IPR&D was expensed because technological feasibility had not been established and no future alternative uses existed as of the date of acquisition. The fair value of technology under development was determined using the income approach, which calculates the sum of the discounted future cash flows using discount rates ranging from 26% to 28%, which were derived from a weighted-average rate of return of invested capital, adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects.

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

SG&A expenses for the year ended December 31, 2008 were $69.5 million, as compared to $52.0 million for the year ended December 31, 2007, an increase of $17.5 million, or 34%. The increase was primarily attributable to $3.1 million in SG&A expenses related to FotoNation acquired in the first quarter of 2008, $2.6 million in increased general legal consulting expenses, $1.9 million from personnel-related expenses primarily from additional headcount, $1.9 million increased stock-based compensation expense, $1.8 million in increased marketing activity, $1.0 million in audit-related expenses, and an increase of $0.9 million in amortization expense of intangible assets.

Litigation Expense. Litigation expense for the year ended December 31, 2008 was $84.3 million, as compared to $22.3 million for the year ended December 31, 2007, an increase of $62.0 million, or 280%. The increase was primarily attributable to legal proceedings related to the International Trade Commission, the Patent and Trademark Office and an arbitration hearing in 2008. Refer to Part I, Item 3 —Legal Proceedings for additional details.

Stock-based Compensation Expense. The following table sets forth our stock-based compensation expense for the periods indicated (in thousands):

	December 31,
	2008	2007
Cost of revenues	$443	$2,200
Research, development and other related costs	8,473	2,629
Selling, general and administrative	15,220	13,270

Total stock-based compensation expense	$24,136	$18,099

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

Provision for Income Taxes. Income tax provision for the year ended December 31, 2008 was $14.5 million and was comprised of domestic income tax and foreign income and withholding tax. For the year ended December 31, 2007, the income tax provision was $32.9 million and was comprised of domestic income tax and foreign income and withholding tax. The decrease in the income tax provision from the year ended December 31, 2007 is primarily attributable to the decrease in pre-tax income as partially off-set by non-benefitted tax losses in foreign jurisdictions, the tax effects of the non-deductible in-process research and development expense related to the first quarter 2008 acquisition of FotoNation, an increase in non-deductible stock compensation expense relative to pre-tax income and an increase in withholding tax on collections from foreign customers.

Segment Operating Results

We have two reportable segments: Micro-electronics and Imaging and Optics. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

The Micro-electronics segment is primarily composed of the licensing business in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and our development and licensing efforts in emerging areas of packaging, interconnect, miniaturization such as our µPILR™ platform, and thermal management technology.

The Imaging and Optics segment is composed of two elements. The first is our licensing business in the imaging and optics market, such as our wafer-level image sensor packaging and image enhancement technologies. The second is our product and service business, which includes manufacturing small form factor micro-optics and non-recurring services such as engineering, design, assembly and infrastructure improvement. In addition, our product and service business includes our Product Launch Services, a strategic initiative that supports our infrastructure licensees with proof of high-volume manufacturability and provides our customers access to our new technologies to accelerate the rate of adoption of our Imaging & Optics technologies in the industry. Through our Product Launch Services, we are currently manufacturing and selling OptiML single-element VGA lens directly to manufacturers.

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 15 of the Notes to Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting. We do not present financial data to our Chief Operating Decision Maker (“CODM”) for each of our divisions, and our CODM does not evaluate each division separately from our segments when measuring the operating performance of our business.

In August 2008, we appointed a new President and Chief Executive Officer who is also the CODM. In the same period, the CODM appointed an Executive Vice President of Imaging and Optics. In January 2009, we reorganized our reporting units to align with the vision of our CODM and reclassified information from prior years for the new operating structure resulting in two reportable segments as discussed above. For the year ended December 31, 2007, we reclassified our total revenue to conform to the new reportable segments. However, management concluded that it was impracticable to reclassify its operating expenses for the year ended December 31, 2007 to conform to the new reportable segments. Our conclusion was based upon an evaluation and review of our internal accounting systems showing that we would need to journalize each transaction during the year to conform to the new reportable segments.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Years Ended December 31,
	2009	2008
Revenues:
Micro-electronics:
Royalty and license fees	$269,675	$209,726
Past production fees	—	170
Product and service revenues	48	4,647

Total Micro-electronics revenues	269,723	214,543
Imaging and Optics:
Royalty and license fees	16,532	10,526
Product and service revenues	13,185	23,222

Total Imaging and Optics revenues	29,717	33,748
Corporate overhead	—	—

Total revenues	299,440	248,291

Operating expenses:
Micro-electronics Segment	63,800	123,898
Imaging and Optics Segment	75,569	69,100
Corporate overhead	42,429	39,194

Total operating expenses	181,798	232,192
Operating income (loss)
Micro-electronics Segment	205,923	90,645
Imaging and Optics Segment	(45,852)	(35,352)
Corporate overhead	(42,429)	(39,194)

Total operating income	$117,642	$16,099

The revenues and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the year ended December 31, 2009, corporate overhead expenses were $42.4 million compared to $39.2 million for the year ended December 31, 2008. The increase of $3.2 million from the year ended December 31, 2008 was mainly attributable to an increase in personnel and stock-based compensation expense of $3.2 million and legal and consulting expenses of $1.1 million related to corporate development activity in pursuit of our ongoing investigations of various businesses and technologies that we might acquire to further our strategic goals, offset by a decrease in outside services of $1.3 million.

Micro-electronics Segment

Fiscal Year 2009 and 2008

	Years Ended December 31,
	2009	2008
Revenues:
Micro-electronics:
Royalty and license fees	$269,675	$209,726
Past production fees	—	170
Product and service revenues	48	4,647

Total Micro-electronics revenues	269,723	214,543
Operating expenses:
Cost of revenues	403	3,834
Research, development and other related costs	28,342	21,439
Selling, general and administrative	8,924	14,317
Litigation expense	26,131	84,308

Total operating expenses	63,800	123,898

Total operating income	$205,923	$90,645

Micro-electronics revenues for the year ended December 31, 2009 were $269.7 million as compared to $214.5 million for the year ended December 31, 2008, which represented an increase of $55.2 million, or 26%. The increase was primarily attributed to royalty revenue of $60.6 million from Amkor, awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera, and option and license fees received from a former defendant in an ITC infringement case, offset by the lower product and service revenues in 2009 related to our 2008 decision not to pursue government funded projects.

Micro-electronics revenues consist primarily of royalties received from our TCC licensees. Such royalty revenues are distributed between two primary market segments: DRAM (Dynamic Random Access Memory) and Wireless. In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due to us under their respective TCC licenses, based on several factors including volumes. The effect of the volume pricing adjustments may cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may include, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year, some quarter-to-quarter as well as year-to-year fluctuations in the growth in our revenues from the DRAM segment. We have no other contracts that provide volume-based pricing adjustments.

Operating expenses for the year ended December 31, 2009 were $63.8 million and consisted primarily of cost of revenues of $0.4 million, R&D of $28.3 million, SG&A of $9.0 million and $26.1 million in litigation expense. Operating expenses for the year ended December 31, 2009 of $63.8 million represented a decrease of $60.1 million as compared to $123.9 million for the year ended December 31, 2008, which was primarily attributable to a decrease in litigation expense of $58.2 million, a decrease of $5.6 million in personnel and stock-based compensation expense, and a decrease in travel-related expenses of $1.0 million, offset by an increase in legal and outside consulting expenses of $2.4 million.

We expect that litigation expense will continue to be a material portion of the Micro-electronics segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Part I, Item 3— Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the year ended December 31, 2009 and December 31, 2008 was $205.9 million and $90.6 million, respectively, which represented an increase of $115.3 million, or 127%, for the reasons stated above.

Imaging and Optics Segment

Fiscal Year 2009 and 2008

	Years Ended December 31,
	2009	2008
Revenues:
Imaging and Optics:
Royalty and license fees	$16,532	$10,526
Product and service revenues	13,185	23,222

Total Imaging and Optics revenues	29,717	33,748
Operating expenses:
Cost of revenues	16,568	12,912
Research, development and other related costs	37,546	40,160
Selling, general and administrative	21,455	16,028
Litigation expense	—	—

Total operating expenses	75,569	69,100

Total operating loss	$(45,852)	$(35,352)

Imaging and optics revenues for the year ended December 31, 2009 were $29.7 million as compared to $33.7 million for the year ended December 31, 2008, a decrease of $4.0 million, or 12%. The decreases in Imaging and Optics revenues were primarily attributable to the decline in the semiconductor equipment markets which adversely impacted our product and service revenues by $10.0 million, even though revenues from royalty and license fees increased by $6.0 million from new licenses.

Operating expenses for the year ended December 31, 2009 were $75.6 million and consisted of cost of revenues of $16.6 million, R&D of $37.6 million and SG&A of $21.4 million. Operating expenses for the year ended December 31, 2008 were $69.1 million. The increase of $6.5 million in total operating expenses from the year ended December 31, 2008 was primarily due to increases in personnel related expenses of $4.2 million, increases in stock-based compensation expense of $4.1 million, an increase in facilities and depreciation expense of $1.1 million, and an increase in outside consulting expenses of $0.8 million, offset by the one-time charge of $2.5 million in-process research and development expense from the FotoNation acquisition in the first quarter of 2008 and a decrease in materials and supplies of $1.5 million. As we continue to invest in our wafer-level camera, product launch services, embedded and optical image enhancement technologies, we anticipate that our expenses will continue to be significant.

Operating loss for the year ended December 31, 2009 and December 31, 2008 was $45.9 million and $35.4 million, respectively, which represented an increased loss of $10.5 million, or 30%, for the reasons stated above.

Fiscal Year 2008 and 2007

	Years Ended December 31,
	2008	2007
Revenues:
Micro-electronics:
Royalty and license fees	$209,726	$150,365
Past production fees	170	—
Product and service revenues	4,647	11,133

Total Micro-electronics revenues	214,543	161,498
Imaging and Optics:
Royalty and license fees	10,526	10,680
Product and service revenues	23,222	23,510

Total Imaging and Optics revenues	33,748	34,190
Corporate overhead	—	—

Total revenues	$248,291	$195,688

Micro-electronics Segment

Micro-electronics revenues for the year ended December 31, 2008 were $214.5 million as compared to $161.5 million for the year ended December 31, 2007, which represented an increase of $53 million, or 33%. The increase was primarily attributed to higher royalties reported on strong shipments, a favorable royalty pricing adjustment in the first quarter of 2008 from one of our licensees, a favorable royalty adjustment in the third quarter of 2008 from self audits, and option fees received from a defendant in an ITC infringement case.

Micro-electronics revenues consist primarily of royalties received from our TCC licensees. Such royalty revenues are distributed between two primary market segments: DRAM (Dynamic Random Access Memory) and Wireless. In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due to us under their respective TCC licenses, based on several factors including volumes. The effect of the volume pricing adjustments may cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may include, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year, some quarter-to-quarter as well as year-to-year fluctuations in the growth in our revenues from the DRAM segment. We have no other contracts that provide volume-based pricing adjustments.

Imaging and Optics Segment

Imaging and optics revenues for the year ended December 31, 2008 were $33.7 million as compared to $34.2 million for the year ended December 31, 2007, a slight decrease of $0.5 million, or 1%. The decreases in Imaging and Optics revenues were primarily attributable to the decline in license revenue related to the optics technologies, offset by the increase in licensing revenue from Fotonation, an acquisition completed in early 2008.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2009, we had federal net operating loss carryforwards of approximately $19.0 million and state net operating loss carryforwards of approximately $29.4 million. All of the federal and state net operating loss carryforwards were carried over from the acquired entity, Digital Optics Corporation. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2015, and will continue to expire through 2024. In addition, we had research tax credit carryforwards of approximately $0.6 million for federal purposes, which will start to expire in 2013, approximately $1.5 million for state purposes, which will not expire, and approximately $0.9 million for foreign purposes, which also will not expire. Under the provisions of the Internal Revenue Code, substantial changes in the ownership of the Company or our subsidiaries may limit the amount of net operating loss carryforwards and research tax credit carryforwards that can be utilized annually in the future to offset taxable income.

Tax Benefits from Stock Options

The benefits of tax deductions resulting from the exercise and disqualifying dispositions of stock options and vesting of restricted stock reduced our income taxes payable for federal and state purposes. These tax benefits from our employee stock option plan totaled $7.5 million, $5.8 million and $29.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The tax benefits for the excess of these tax deductions over the related stock-based compensation expense recorded will create a benefit to additional paid-in capital.

Liquidity and Capital Resources

As of and for each of the three years ended December 31, 2009, 2008 and 2007 (in thousands, except for percentages):

	2009	2008	2007
Cash and cash equivalents	$107,873	$87,890	$207,158
Short-term investments	280,085	188,610	82,566

Total cash, cash equivalents, and short-term investments*	$387,958	$276,500	$289,724

Percentage of total assets	63%	55%	65%

	2009	2008	2007
Net cash provided by operating activities	$114,291	$68,502	$83,614
Net cash used in investing activities	$(116,903)	$(189,188)	$(113,902)
Net cash provided by financing activities	$22,595	$1,418	$43,370

*	As of December 31, 2009, 2008 and 2007, we held $15.7 million, $22.1 million and zero, respectively, of long-term investments related to auction rate municipal bond securities, asset-backed and mortgage-backed securities, all of which are not deemed to be liquid and are therefore classified as long-term investments. See Note 5—“Financial Instruments” of the Notes to Consolidated Financial Statements for additional information.

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and short-term investments were $388.0 million at December 31, 2009, an increase of $111.5 million from $276.5 million at December 31, 2008. Cash and cash equivalents were $107.9 million at December 31, 2009, an increase of $20.0 million from $87.9 million at December 31, 2008. The increase was primarily the result of $114.3 million in cash provided by operations and $22.6 million in net proceeds provided by financing activities, offset by $116.9 million used in investing activities.

Cash flows from operations were $114.3 million for the year ended December 31, 2009, primarily due to net income of $69.8 million, adjusted for non-cash adjustments for depreciation and amortization of $21.6 million, stock-based compensation expense of $27.9 million and impairment of long-lived assets of $0.5 million, offset by a net decrease in the changes in operating assets and liabilities of $5.4 million.

Cash flows from operations were $68.5 million for the year ended December 31, 2008, primarily due to net income of $4.6 million, adjusted for non-cash adjustments for depreciation and amortization of $18.8 million, in-process R&D expense of $2.5 million, stock-based compensation expense of $24.1 million and impairment charge of $3.3 million related to IPR&D from an acquisition and long-term investments, and a net increase in the changes in operating assets and liabilities of $17.2 million.

Cash flows from operations were $83.6 million for the year ended December 31, 2007, primarily due to net income of $45.1 million, adjusted for non-cash items of depreciation and amortization, and stock-based compensation expenses of $13.6 million and $18.1 million, respectively, a decrease in other assets of $8.9 million related to foreign tax refund received and an increase in accrued liabilities of $2.2 million. Increases were off-set by a net change in operating assets and liabilities of $4.9 million. Further, we realized total tax benefits from stock options that reduce income tax payable by a total of $29.6 million, of which $23.3 million of excess tax benefits was classified as an outflow from operating activities and an inflow in financing activities.

Net cash used in investing activities was $116.9 million in the year ended December 31, 2009, primarily related to purchases of short-term and long-term investments of $365.6 million, purchases of property and equipment of $15.3 million, net cash paid for acquisitions and intangible assets of $20.4 million, offset by proceeds from maturities and sales of short-term and long-term investments of $284.4 million.

Net cash used in investing activities was $189.2 million in the year ended December 31, 2008, primarily related to purchases of short-term investments of $425.5 million, purchases of property and equipment of $14.2 million, consideration paid for the acquisition of FotoNation of $31.0 million and $9.8 million paid for certain intangible assets and equity investment, offset by proceeds from maturities and sales of short-term and long-term investments of $291.1 million. Net cash used in investing activities was $113.9 million in the year ended December 31, 2007, primarily related to purchases of short-term investments of $167.4 million, purchases of property and equipment of $11.4 million, consideration paid for the acquisition of certain tangible and intangible assets of $19.5 million, offset by proceeds from maturities and sales of short-term investments of $84.3 million.

The primary objective of our investment activities is to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve this objective, we maintain a diversified portfolio of securities including cash equivalents, short-term and long-term investments in a variety of securities, including municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, auction rate securities, bank demand accounts, and asset-backed obligations. We invest excess cash predominantly in marketable debt securities that are of high-quality investment grade and the majority of which have maturities of less than one year. The majority of our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss. Unrealized losses and declines in value determined to be other-than-temporary, if any, on available-for-sale securities are generally reported in other income and expense, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and externally provided pricing models.

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

In November 2008, the Company entered into an agreement with UBS which granted the Company and UBS various rights (the “Rights”), including the right to permit the Company to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by the Company. The Company has elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of the guidance for the fair value option for financial assets and financial liabilities. Upon acceptance of the Rights, the Company recorded the fair value of the Rights in other assets with an offsetting entry to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, the Company reclassified the ARS investments from available-for-sale to trading to reflect its intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are to be recorded in current period earnings. For the year ended December 31, 2009, the Company recorded $2.8 million of unrealized gains in relation to the change in the fair value of the ARS investment and an offsetting entry of approximately $2.8 million related to the change in fair value of the Rights to Other Assets. For the year ended December 31, 2008, the Company recorded $4.0 million of unrealized losses in relation to the change in the fair value of the ARS investment and an offsetting entry of approximately $4.0 million related to the change in fair value of the Rights to Other Assets. The fair value of the Rights was based on the Company’s expected value to be received from UBS, which was the difference between par and fair value of the ARS at the end of the current period. This value was discounted using UBS’s credit default swap rate to account for the counterparty risk. The Company expects that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

In connection with the liquidity issues experienced in the global credit and capital markets, our asset-backed securities, including mortgage-backed securities (collectively “ABS”), and ARS investment portfolio has experienced failed auctions or thinly traded markets. However, we continue to earn and receive interest on these investments at the maximum contractual rate. Due to the lack of observable market quotes on our ARS and ABS investment portfolio, we utilize valuation models that rely on Level 3 unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments is subject to uncertainties that are difficult to predict. We recorded impairment charges related to the ABS investment portfolio that decreased pre-tax income by $1.8 million in the year ended December 31, 2009, net of realized loss resulted from sales of these securities. Unrealized loss of $0.1 million, net of tax, related to a temporary increase in the fair value of the remaining available-for-sale securities were recorded in accumulated other comprehensive loss as an increase in stockholders’ equity at December 31, 2009.

We continue to monitor the market for ARS and ABS and consider its impact, if any, on the fair value of our investments. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges to net income or additional unrealized losses in other comprehensive loss, which could negatively affect our financial condition, statement of operations or cash flow. We have the ability to hold these securities until the market recovers or until they reach maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that based on our cash, cash equivalents and short-term investment balances of $388.0 million at December 31, 2009 and expected operating cash flows, the current lack of an active market in the credit and capital markets will not have a material impact on our ability to fund our operations.

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of December 31, 2009, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of December 31, 2009, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash from financing activities was $22.6 million in the year ended December 31, 2009, due to the issuance of common stock under our employee stock option programs and employee stock purchase plans of $19.4 million and excess tax benefits from stock-based compensation expense of $3.2 million.

Net cash from financing activities was $1.4 million in the year ended December 31, 2008, due to the issuance of common stock under our employee stock option programs and employee stock purchase plans of $4.3 million and excess tax benefits from stock-based compensation expense of $7.1 million, offset by the repurchase of common stock for $10.0 million. Net cash from financing activities was $43.4 million for the year ended December 31, 2007, primarily from the issuance of our common stock under our employee stock option programs and employee stock purchase plans of $20.6 million and excess tax benefits from stock-based compensation expense of $23.3 million, offset by repurchases of common stock of $0.5 million.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$11,277	$6,779	$3,685	$813
Purchase obligations	56	56	—	—

Total	$11,333	$6,835	$3,685	$813

The amounts reflected in the table above for obligations represent aggregate future minimum lease payments under non-cancellable facility and equipment operating leases. In addition, we have agreements containing non-cancelable, nonrefundable payment terms with third parties to purchase services. For our facilities lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term.

We have recognized approximately $4.8 million in the liability for unrecognized tax benefits, including accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 14—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. In December 2008 and 2007, the Company invested $1.5 million and $0.5 million, respectively, in NemoTek, which represented less than a 10 percent holding in NemoTek for each respective year. As of December 31, 2009, the total investment by the Company in NemoTek was approximately $1.9 million and represents less than a 10 percent holding in NemoTek. For the years ended December 31, 2009 and 2008, revenue from NemoTek were $1.1 million and $0.8 million, respectively, representing less than one percent of total revenue for each respective year. As of December 31, 2009 and 2008, the amount due from NemoTek was $0.3 million and $1.5 million, respectively.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, the assessment of useful lives and recoverability of long-lived assets, the valuation and recognition of stock-based compensation expense, the valuation of investments, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. See Note 2—“Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of critical accounting policies and estimates.

Revenue Recognition.    Our revenues are generated from royalty and license fees, past production payments, and product and service revenues. Royalty and license fees include revenues from license fees and royalty payments generated from licensing the right to use our technologies or intellectual property. Past production payment revenues are royalty payments for the use of our technology or intellectual property in the past by new licensees that make such payments as part of a settlement of a patent infringement dispute. License fees are generally recognized at the time the license agreement is executed by both parties. In some instances, a portion of the license fee is deferred for services provided which amount is the estimated fair value of the services, which is based on the price we charge for similar services when they are sold separately. Royalties under our royalty-based technology licenses are generally based upon either unit volumes of semiconductors shipped using our technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one-quarter lag. We record reductions to revenue for marketing incentive program and consulting service paid to our customers. Such reductions to revenue are estimates based on a number of factors including our assumptions related to fair value of the benefits derived from these arrangements.

Product revenues are generated principally from sales of micro-optic products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as other specialized optical elements sold for telecommunications and photonic applications. Service revenues principally consist of engineering, assembly, design and infrastructure services, provided primarily to our licensees to shorten their development effort and time to market. Revenues from services are recognized utilizing either the percentage of completion method or completed contract method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenues recognized are that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs based on current estimates of total costs to complete the projects. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately.

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

Valuation of goodwill and intangible assets.    We evaluate the recoverability of goodwill during the fourth quarter annually. In addition, we are required to evaluate the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In order to determine the fair value of these assets, significant estimates and judgments are required to estimate future revenue and future cash flows and to make assumptions on future conditions such as future operating expenses, discount rates and other assumptions. If these estimates or assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. In addition, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the carrying value of our goodwill and intangible assets. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets are impaired which could have an adverse impact on our results of operations.

Stock-based compensation expense.    Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on a market-based historical volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 11—“Stock-Based Compensation Expense” of the Notes to the Consolidated Financial Statements for additional detail.

Valuation of investments.    Our investments consist primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, bank demand accounts, ARS and ABS. We invest excess cash predominantly in marketable debt securities that are high-quality investment grade and the majority of which have maturities of less than one year. The majority of our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and in the event that observable prices for similar assets are not available, externally provided pricing models, discounted cash flow methodologies or other similar techniques. The determination of fair value when quoted market prices are not available requires significant judgment and estimation. In addition, we evaluate all of our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and may result in other-than-temporary decline in value which could have an adverse impact on our results of operations.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely on a more-likely-than-not basis, we must increase our provision for income taxes by recording a valuation allowance against the deferred tax assets. Should there be a change in our ability to recover our deferred tax assets, our provision for income taxes would fluctuate in the period of the change.

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

We account for uncertain tax positions in accordance with authoritative guidance related to income taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2009 and 2008, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See Note 13—“Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

Recent accounting pronouncements

See Note 3—“Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents, short-term and long-term investments in a variety of securities, including government and municipal obligations, corporate bonds and notes, and commercial paper.

Interest Rate Risk.    We invest in marketable securities in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $382.0 million at December 31, 2009. Our exposure to interest rate risks is not significant due to the short average maturity, quality and broad diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. A hypothetical 1% (100 basis-point) increase in period end interest rates would have resulted in a $3.4 million decrease in the fair value of our investment positions as at December 31, 2009. Conversely, a 1% (100 basis-point) decrease in interest rates would have resulted in a $3.4 million increase in the fair value of our investment portfolio. These estimates reflect only the direct impact of a change in interest rates and actual results may differ from this estimate.

Investment Risk.    We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, auction rate securities, bank demand accounts, and asset-backed obligations, are classified as available-for-sale or trading securities with fair values of $382.0 million and $275.9 million as of December 31, 2009 and 2008, respectively. Unrealized losses, net of tax, on these investments for the year ended December 31, 2009 and 2008, were approximately $0.1 million and $0.8 million, respectively. Our long-term investments in trading securities as of December 31, 2009 of $14.5 million consist of ARS investments where liquidity is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. These ARS investments, all having investment grade credit ratings and substantially backed by pools of student loans guaranteed by the Federal Family Education Loan Program, have failed to reset at auction since early 2008. Unrealized gains on ARS for the year ended December 31, 2009 of $2.8 million were recorded to other income and expense, net. The realized losses from the sale of our marketable securities, which consisted mainly of ABS, were $2.2 million. Of this amount, $2.1 million was previously recorded as impairment. The realized gains from the sale of our marketable securities are not material. We do not believe the continued auction failures could materially impact our ability to fund our working capital and operations needs.

Bank Liquidity Risk.    As of December 31, 2009, we have approximately $21.6 million in operating accounts that are held with domestic and international financial institutions. A majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances held in operating accounts as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of our domestic financial institutions could significantly impact our ability to fund our operations in the short term.

Foreign Currency Exchange Rate Risk.    Our international sales are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. However, certain of our operating expenses for our international operations are in local currencies. Consequently, our results of operations are subject to foreign exchange rate fluctuations. Notwithstanding, gains and losses from such fluctuations have not historically been significant to our consolidated results. We do not currently hedge against foreign currency rate fluctuations. We do not believe that a 10% change in foreign currency exchange rates against the U.S. dollar would have a significant impact on our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements for the years ended December 31, 2009 and 2008 are set forth in this Annual Report on Form 10-K at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2009 and 2008. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. We employ a calendar month-end reporting period for our quarterly reporting. Prior to December 31, 2008, we employed a four-week, four-week, five-week reporting period.

	Three Months Ended (in thousands, except per share amounts)
	Mar 30, 2008(1)	Jun 29, 2008	Sep 28, 2008	Dec 31, 2008	Mar 31, 2009(2)	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009
Revenues:
Royalty and license fees	$50,240	$49,944	$57,587	$62,481	$111,857	$59,870	$62,743	$51,737
Past production payments	—	—	—	170	—	—	—	—
Product and service revenues	9,111	6,370	5,914	6,474	2,719	2,401	3,380	4,733

Total Revenues	59,351	56,314	63,501	69,125	114,576	62,271	66,123	56,470
Operating expenses:
Cost of revenues	4,332	4,395	4,074	3,945	4,098	3,902	3,941	5,030
Research and development and other related costs	14,153	14,894	15,898	16,654	16,630	16,849	16,780	15,629
Selling, general and administrative	15,324	17,585	17,866	18,764	17,496	17,282	19,455	18,575
Litigation expense	20,193	17,157	29,217	17,741	8,625	5,538	6,066	5,902

Total operating expenses	54,002	54,031	67,055	57,104	46,849	43,571	46,242	45,136

Operating income (loss)	5,349	2,283	(3,554)	12,021	67,727	18,700	19,881	11,334
Other interest and expense, net	2,834	1,479	(1,033)	(193)	2,762	1,096	590	1,071

Income (loss) before taxes	8,183	3,762	(4,587)	11,828	70,489	19,796	20,471	12,405
Provision for income taxes (3)	5,957	3,678	770	4,139	31,020	7,960	8,337	6,048

Net income (loss)	$2,226	$84	$(5,357)	$7,689	$39,469	$11,836	$12,134	$6,357

Net income (loss) per common share—basic	$0.05	$—	$(0.11)	$0.16	$0.82	$0.24	$0.25	$0.13

Net income (loss) per common share—diluted	$0.05	$—	$(0.11)	$0.16	$0.82	$0.24	$0.24	$0.13

Weighted average number of shares used in per share calculation—basic	48,157	47,793	47,904	47,993	48,147	48,420	49,201	49,536

Weighted average number of shares used in per share calculation—diluted	48,693	48,225	47,904	48,168	48,318	48,776	49,862	50,079

[1]

In February 2008, Tessera completed its acquisition of FotoNation, Inc., a Delaware corporation, a leading provider of embedded image enhancement solutions for digital still camera and cell phone applications.

[2]	In February 2009, Tessera received royalty revenue of $60.6 million from Amkor Technology, Inc., awarded by the arbitration panel for Amkor’s material breach of its license agreement with Tessera.

[3]

The provision for income taxes in 2009 included $1.0 million of tax expense attributable to the fourth quarter of 2008. The provision for income taxes in the third quarter of 2008 included $0.4 million of tax expense related to prior years. The effect of these out of period adjustments is not considered material to 2008 or 2009 results.

Other Supplementary Data

The following table presents our quarterly unaudited non-GAAP financial measures for the eight quarters in the periods ended December 31, 2009 and 2008. The non-GAAP financial measures adjust for either one-time or ongoing non-cash acquired intangibles amortization charges, acquired in-process research and development, all forms of stock-based compensation expense and related tax effects of the aforementioned adjustments. The tax effects of the aforementioned adjustments are calculated by multiplying the estimated available deduction for each adjustment by the statutory taxable rate then in effect. The non-GAAP financial measures also exclude the effects of FASB Accounting Standards Codification Topic 718 – Stock Compensation upon the number of diluted shares used in calculating non-GAAP earnings per share. We believe that the non-GAAP measures used in this report provide investors with important perspectives into our ongoing business performance. Our management uses these non-GAAP financial measures when evaluating our operating performance. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three Months Ended (in thousands, except per share amounts)
	Mar 30, 2008	Jun 29, 2008	Sep 28, 2008	Dec 31, 2008	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009
GAAP net income	$2,226	$84	$(5,357)	$7,689	$39,469	$11,836	$12,134	$6,357

Adjustments to GAAP net income:
Stock-based compensation expense:
Cost of revenue	105	148	92	98	111	140	199	216
Research, development and other related costs	1,411	1,703	2,457	2,902	2,667	3,443	2,379	2,500
Selling, general and administrative	2,977	3,943	4,046	4,254	3,538	3,648	4,312	4,770
Amortization of acquired intangibles:
Cost of revenue	594	766	766	820	1,706	1,704	1,705	1,705
Research, development and other related costs	1,423	1,677	1,677	1,642	732	647	642	646
Selling, general and administrative	330	460	459	460	459	529	685	959
Adjustment for acquired in-process research & development charge	2,500	—	—	—	—	—	—	—
Tax adjustments for non-GAAP items	(1,324)	(1,173)	(1,803)	(1,842)	(637)	(3,685)	(2,896)	(1,140)

Non-GAAP net income	$10,242	$7,608	$2,337	$16,023	$48,045	$18,262	$19,160	$16,013

Non-GAAP net income per common share—diluted	$0.21	$0.16	$0.05	$0.33	$0.98	$0.37	$0.37	$0.31

Weighted average number of shares used in per share calculation—diluted*	49,363	48,980	49,154	49,136	49,209	49,667	51,326	51,532

*	Non-GAAP diluted shares are based on the GAAP diluted share adjusted for stock-based compensation expense and tax effect.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Tessera’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Tessera’s management, we determined that Tessera’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of Tessera’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, Tessera’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The text of our code of business conduct and ethics has been posted on our website at http://www.tessera.com.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information under the captions “Election of Directors,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers” and “Compensation Committee Report” in the Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

*	The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Tessera Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tessera Technologies, Inc and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February, 24 2010

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$107,873	$87,890
Short-term investments	280,085	188,610
Accounts receivable, net of allowance for doubtful accounts of $43 and $60	10,237	14,724
Inventories	1,571	1,534
Short-term deferred tax assets	6,240	2,409
Other current assets	6,255	8,220

Total current assets	412,261	303,387
Property and equipment, net	42,483	36,984
Intangible assets, net	77,753	71,312
Goodwill	45,150	40,444
Long-term deferred tax assets	19,299	19,756
Long-term investments	15,691	22,134
Other assets	3,681	7,572

Total assets	$616,318	$501,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,354	$2,924
Accrued legal fees	3,064	13,945
Accrued liabilities	21,633	17,747
Deferred revenue	5,334	6,085
Income tax payable	317	1,385

Total current liabilities	32,702	42,086
Long-term deferred tax liabilities	6,684	8,991
Other long-term liabilities	4,747	3,608

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 50,490 and 49,132 shares issued, respectively, and 49,845 and 48,487 shares outstanding, respectively	50	49
Additional paid-in capital	402,330	347,568
Treasury stock at cost: 645 and 645 shares of common stock, respectively	(10,505)	(10,505)
Accumulated other comprehensive loss	(55)	(777)
Retained earnings	180,365	110,569

Total stockholders’ equity	572,185	446,904

Total liabilities and stockholders’ equity	$616,318	$501,589

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Royalty and license fees	$286,207	$220,252	$161,045
Past production payments	—	170	—
Product and service revenues	13,233	27,869	34,643

Total revenues	299,440	248,291	195,688

Operating expenses:
Cost of revenues	16,971	16,746	17,708
Research, development and other related costs	65,888	61,599	37,526
Selling, general and administrative	72,808	69,539	51,988
Litigation expense	26,131	84,308	22,326

Total operating expenses	181,798	232,192	129,548

Operating income	117,642	16,099	66,140
Other income and expense, net	5,519	3,087	11,941

Income before taxes	123,161	19,186	78,081
Provision for income taxes	53,365	14,544	32,943

Net income	$69,796	$4,642	$45,138

Basic and diluted net income per share:
Net income per share—basic	$1.43	$0.10	$0.95

Net income per share—diluted	$1.42	$0.10	$0.93

Weighted average number of shares used in per share calculations—basic	48,826	47,963	47,566

Weighted average number of shares used in per share calculations—diluted	49,265	48,358	48,637

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Income	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2006	47,214	$47	$245,019	$—	$60,789	$—	$305,855
Comprehensive Income
Net income	—	—	—	—	45,138	—	45,138
Change in unrealized losses on investments, net of tax	—	—	—	—	—	(494)	(494)

Total comprehensive income, net							44,644
Issuance of common stock in connection with exercise of stock options	1,145	1	18,584	—	—	—	18,585
Issuance of common stock in connection with employee common stock purchase plan	75	—	2,039	—	—	—	2,039
Issuance of restricted stock, net of shares cancelled	136	—	—	—	—	—	—
Stock-based compensation expense	—	—	18,099	—	—	—	18,099
Tax benefits in connection with stock options	—	—	29,646	—	—	—	29,646
Repurchase of common stock	(15)	—	—	(544)	—	—	(544)

Balance at December 31, 2007	48,555	$48	$313,387	$(544)	$105,927	$(494)	$418,324

Comprehensive Income
Net income	—	—	—	—	4,642	—	4,642
Change in unrealized losses on investments, net of tax	—	—	—	—	—	(283)	(283)

Total comprehensive income, net							4,359
Issuance of common stock in connection with exercise of stock options	196	1	1,777	—	—	—	1,778
Issuance of common stock in connection with employee common stock purchase plan	125	—	2,467	—	—	—	2,467
Issuance of restricted stock, net of shares cancelled	241	—	—	—	—	—	—
Stock-based compensation expense	—	—	24,136	—	—	—	24,136
Tax benefits in connection with stock options	—	—	5,801	—	—	—	5,801
Repurchase of common stock	(630)	—	—	(9,961)	—	—	(9,961)

Balance at December 31, 2008	48,487	$49	$347,568	$(10,505)	$110,569	$(777)	$446,904

Comprehensive Income
Net income	—	—	—	—	69,796	—	69,796
Change in unrealized losses on investments, net of tax	—	—	—	—	—	722	722

Total comprehensive income, net							70,518
Issuance of common stock in connection with exercise of stock options	1,033	1	16,950	—	—	—	16,951
Issuance of common stock in connection with employee common stock purchase plan	257	—	2,414	—	—	—	2,414
Issuance of restricted stock, net of shares cancelled	68	—	—	—	—	—	—
Stock-based compensation expense	—	—	27,923	—	—	—	27,923
Tax benefits in connection with stock options	—	—	7,475	—	—	—	7,475

Balance at December 31, 2009	49,845	$50	$402,330	$(10,505)	$180,365	$(55)	$572,185

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$69,796	$4,642	$45,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,442	7,717	6,643
Amortization of intangible assets	12,119	11,074	6,967
Stock-based compensation expense	27,923	24,136	18,099
Impairment on long-term investments and assets, net of gain	(231)	1,500	—
Loss on property and equipment and lease impairment	532	1,627	9
In-process research and development	—	2,500	—
Impairment on minority equity investment	—	1,800	—
Deferred income tax, net	(4,115)	(2,359)	(4,522)
Tax benefits from employee stock option plan	7,475	5,801	29,646
Excess tax benefit from stock-based compensation expense	(3,230)	(7,134)	(23,291)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	4,487	938	(6,681)
Inventories	(37)	283	(269)
Other assets	2,178	(2,882)	8,943
Accounts payable	(570)	360	(1,594)
Accrued legal fees	(10,881)	9,156	1,623
Accrued liabilities	1,222	4,671	2,182
Deferred revenue	(751)	5,616	(177)
Income tax payable	(1,068)	(944)	898

Net cash provided by operating activities	114,291	68,502	83,614

Cash flows from investing activities:
Purchases of property and equipment	(15,270)	(14,196)	(11,403)
Proceeds from sale of property and equipment	17	216	12
Purchases of short-term and long-term available-for-sale investments	(365,638)	(425,523)	(167,386)
Proceeds from maturities and sales of short-term and long-term available-for-sale investments	284,384	291,081	84,325
Purchases of intangible assets	(15,256)	(5,550)	—
Acquisitions, net of cash acquired	(5,933)	(31,016)	(19,450)
Other investing activities	793	(4,200)	—

Net cash used in investing activities	(116,903)	(189,188)	(113,902)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation expense	3,230	7,134	23,291
Proceeds from exercise of stock options	16,951	1,778	18,584
Proceeds from employee stock purchase program	2,414	2,467	2,039
Repurchase of common stock	—	(9,961)	(544)

Net cash provided by financing activities	22,595	1,418	43,370

Net increase (decrease) in cash and cash equivalents	19,983	(119,268)	13,082
Cash and cash equivalents at beginning of period	87,890	207,158	194,076

Cash and cash equivalents at end of period	$107,873	$87,890	$207,158

Supplemental disclosure of cash flow information:
Income taxes paid	$51,900	$11,962	$6,642

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”), is a technology innovator that invests in, licenses and delivers innovative miniaturization technologies for next-generation electronic devices. Tessera licenses its technologies worldwide, as well as delivers products based on its technologies, some of which is done to promote the development of supply chain infrastructure. The consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). All significant intercompany balances and transactions are eliminated in consolidation.

The Company has evaluated subsequent events through the date and time the financial statements were issued on February 24, 2010.

The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting. Prior to December 31, 2008, the Company employed a four-week, four-week, five-week reporting period for its quarterly reporting.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Operations. These reclassifications did not impact any prior amounts reported that are related to consolidated financial position, results of operations or cash flows.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of current and deferred income tax assets and liabilities, the fair value measurements of investments, the valuation of inventory, the assessment of useful lives and recoverability of long-lived assets, the assessment of unrecognized tax benefits and the valuation and recognition of stock-based compensation expense, among others. Actual results experienced by the Company may differ from management’s estimates.

Financial Instruments

Investments consist primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, auction rate municipal bonds (“ARS”) bank demand accounts, and asset-backed securities, including mortgage-backed securities (collectively “ABS”). Investments with remaining maturities from original purchase date of less than three months are considered to be cash equivalents. Investments with remaining maturities from original purchase date greater than three months are generally classified as available-for-sale for use in current operations, if required, and are classified as short-term investments. Investments determined to lack an active market for a period greater than 12 months are classified as long-term investments. ARS covered under put rights are classified as trading securities. The Company’s cash equivalents, short-term and long-term investments are classified as available-for-sale, except for ARS which are classified as trading, and are reported at fair value at period end. Unrealized gains and losses on securities, net of tax, that are deemed to be temporary are recorded in accumulated other comprehensive loss and reported as a

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividend income and realized gains or losses are included in other income and expense, net.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term and long-term investments and accounts receivable. The Company follows a corporate investment policy which sets credit, maturity and concentration limits and regularly monitors the composition, market risk and maturities of these investments. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

At December 31, 2009, the Company’s concentration of accounts receivable was with one customer representing 46% of aggregate gross trade receivables. At December 31, 2008, the Company had two customers representing 27% and 10%, respectively, of aggregate gross trade receivables.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The number of customers that accounted for over 10% of revenue for the years ended December 31, 2009, 2008 and 2007 were three, two and two, respectively. The following table sets forth sales to customers each comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2009	2008		2007
Customer A	24%	*	%	*	%
Customer B	15	17		*
Customer C	10	*		*
Customer D	*	11		11
Customer E	*	*		12

*	denotes sales comprising less than 10% of total revenues.

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

Impairment of long-lived assets

The Company evaluates the recoverability of its long-lived assets in accordance with the authoritative guidance for accounting for the impairment or disposal of long-lived assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company recognizes impairment if the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment in value of its long- lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include operating losses, significant negative industry trends,

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

significant underutilization of the assets and significant changes in how it uses the assets or its plans for its use. No impairment losses were incurred in the periods presented.

Goodwill and identified intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Identified intangible assets consist of acquired patents, existing technology, trade names, assembled workforce and non-compete agreements resulted from business combinations, and acquired patents under asset purchase agreements. Identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to 15 years.

The Company evaluates the recoverability of goodwill during the fourth quarter, annually or more frequently whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the authoritative guidance for goodwill and other intangible assets. Factors that may be considered a change in circumstances indicating that the carrying value of the Company’s goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, slow adoption of the products by the customers or significant decline in growth rates in the industry in which the reporting unit operates in. To evaluate for impairment, the Company utilizes a two-step process. The first step requires the Company to compare the fair value of each reporting unit to its carrying value including allocated goodwill. The Company determines the fair value of its reporting units using an average of the results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future gross margins, operating expenses, discount rates and other assumptions. The market approach is estimated through the market comparable method yields the fair value of the equity of the Company based on a comparison of the Company to comparable companies in similar lines of business. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit with the carrying value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of the reporting over its implied fair value. No goodwill impairment was recorded for the periods presented.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Royalty and license fees

Royalty and license fees revenues include revenues from license fees, royalty payments and royalty payments resulting from compliance audits. Licensees typically pay a non-refundable license fee and revenues from license fees are generally recognized at the time the license agreement is executed by both parties and technology transfer is completed. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the training, which is based on the price the Company charges for similar services when they are sold separately. These revenues are reported as service revenues. Licensees pay on-going royalties on their production or shipment of licensed products incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information within 30 to 60 days after the end of the quarter in which such activity took place. Since there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. The Company also completes periodic compliance audits of licensees to independently verify the accuracy of the information contained in the licensees’ royalty reports.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Past production payments

Past production payment revenues are royalty payments for the use of the Company’s technology or intellectual property in the past by new licensees that make such payments as part of a settlement of a patent infringement dispute. Past production payment revenues typically relate to previous periods and are based on historical production volumes or sales.

These revenues are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant Company obligations and collectibility is reasonably assured. The Company does not recognize any revenues prior to the execution of an agreement since there is no reliable basis on which the Company can estimate the amounts for royalties related to previous periods or assess collectibility.

Product and service revenues

Product and service revenues include sales of micro-optics products and engineering product development services. Product revenue principally consists of micro-optics products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as refractive, diffractive and integrated optical elements sold for telecommunications and photonic applications. The Company recognizes revenue from product sales when fundamental criteria are met, such as title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Shipping terms are generally freight-on-board shipping point. Service revenue principally consists of engineering, assembly, design and infrastructure services, which the Company believes accelerate the incorporation of the Company’s technology into customers’ products. For certain service arrangements, the Company utilizes the completed-contract and the percentage-of-completion methods of accounting for commercial and government contracts, dependent upon the type of the contract. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from fixed-fee and fixed-priced contracts are recognized upon acceptance of deliverables by the customer or in accordance with the contract specifications, assuming title and risk of loss has transferred to the customer, prices are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues from services related to training are recognized when services are performed.

Changes in judgment on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Indemnification

The Company provides indemnifications of varying scopes to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s technologies. In accordance with authoritative guidance for accounting for guarantees, as interpreted by the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, the Company evaluates estimated losses for such indemnifications. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and, as a result, no liability has been recorded in the Company’s financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has Directors’ and Officers’ Liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Research, development and other related costs

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, 3 dimensional and wafer-level packaging technology, high-density substrate, thermal management technology, image sensor packaging, wafer-level optics, image enhancement technology, and micro-optic lenses solutions including diffractive and refractive optical elements to integrated micro-optical subassemblies. All research, development and other related costs are expensed as incurred. The Company believes that a significant level of research, development and other related costs will be required to remain competitive in the future.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period.

See Note 11—“Stock-based Compensation Expense” for additional detail.

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

The provision for income taxes comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change. See Note 13—“Income Taxes” for additional detail.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Issued

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

In September 2009, the FASB issued an update to the authoritative guidance for revenue recognition related to multiple-deliverable arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the authoritative guidance for fair value measurements and disclosures, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. In addition, this update removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. This update is effective in fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. The Company is currently evaluating the effect the adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

On January 21, 2010, the FASB issued an update to the authoritative guidance for fair value measurements and disclosures. The update includes a requirement that reporting entities provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by existing authoritative guidance. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the effect that adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2009	2008
Trade and other receivables	$10,021	$13,304
Related party receivable (see Note 16 for details)	259	1,480
Allowance for doubtful accounts	(43)	(60)

	$10,237	$14,724

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Inventories consisted of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$513	$369
Work in process	739	677
Finished goods	319	488

	$1,571	$1,534

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2009	2008
Furniture and equipment	$46,836	$39,160
Land and buildings	19,886	15,628
Leasehold improvements	3,979	4,142
	70,701	58,930
Less: Accumulated depreciation and amortization	(28,218)	(21,946)

	$42,483	$36,984

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007, amounted to $9.4 million, $7.7 million and $6.6 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Employee compensation and benefits	$12,295	$10,435
Other	9,338	7,312

	$21,633	$17,747

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2009	2008
Net unrealized losses on short-term and long-term investments, net of tax	$55	$777

Accumulated other comprehensive loss	$55	$777

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Commercial paper	$82,347	$7	$(6)	$82,348
Money market funds	13,971	—	—	13,971
Bank deposits	5,808	—	—	5,808
Corporate bonds and notes	84,245	452	(142)	84,555
Treasury and agency notes and bills	59,680	62	(78)	59,664
Municipal bonds and notes	119,886	168	(69)	119,985
Asset-backed securities	1,642	—	(449)	1,193

Total available-for-sale securities	367,579	689	(744)	367,524
Trading securities
Auction rate municipal bonds	14,498	—	—	14,498

Total marketable securities	$382,077	$689	$(744)	$382,022

Reported in:
Cash and cash equivalents				86,246
Short-term investments				280,085
Long-term investments				15,691

Total marketable securities				$382,022

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Commercial paper	$25,350	$33	$—	$25,383
Money market funds	41,680	—	—	41,680
Corporate bonds and notes	27,247	60	(660)	26,647
Government agency notes	23,342	195	—	23,537
Variable rate demand notes	20,825	—	—	20,825
Municipal bonds and notes	115,371	357	(6)	115,722
Asset-backed securities	6,070	—	(1,284)	4,786

Total available-for-sale securities	259,885	645	(1,950)	258,580
Trading securities
Auction rate municipal bonds	17,348	—	—	17,348

Total marketable securities	$277,233	$645	$(1,950)	$275,928

Reported in:
Cash and cash equivalents				65,184
Short-term investments				188,610
Long-term investments				22,134

Total marketable securities				$275,928

At December 31, 2009 and 2008, the Company held $403.6 million and $298.6 million in cash, cash equivalents, short-term and long-term investments, respectively. Of these amounts, the majority are held in marketable securities as shown above. The remaining balances are generally cash held in operating accounts.

At December 31, 2009 and 2008, the Company had $15.7 million and $22.1 million, respectively, of ARS and ABS recorded at fair value. The original cost for these securities was $18.5 million and $28.9 million, respectively. Based upon an analysis of market and other factors, ABS with an original par value of $2.9 million were written-down to an estimated fair value of $1.2 million as of December 31, 2009 as the decline in value of these certain investments were determined to be other-than-temporary. The Company recorded impairment charges that decreased pre-tax income by $1.8 million and $1.5 million for the year ended December 31, 2009 and 2008, respectively. Unrealized losses of $0.1 million, net of tax, as of the year ended December 31, 2009, related to a temporary decline in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because the Company has the ability to hold the temporarily impaired investments to allow for recovery, does not anticipate having to sell these securities and continues to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired as of December 31, 2009.

The gross realized losses on sales of marketable securities were $2.2 million for the year ended December 31, 2009. Of this amount, $2.1 million were previously recorded as impairment. The gross realized losses on sales of marketable securities were not significant during the years ended December 31, 2008 and 2007. The gross realized gains on sales of marketable securities were not significant during the years ended December 31, 2009, 2008 and 2007.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Prior to the first quarter of 2008, ARS and ABS investments were presented as current assets under short-term investments based on their expected maturities. Given the lack of active markets for these investments, the entire amount of the Company’s ARS and ABS holdings, have been classified as long-term investments. Due to the lack of observable market quotes on the Company’s ARS and ABS investments, the Company utilizes valuation models that rely exclusively on unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

In November 2008, the Company entered into an agreement with UBS which granted the Company and UBS various rights (the “Rights”), including the right to permit the Company to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by the Company. The Company has elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of the guidance for the fair value option for financial assets and financial liabilities. Upon acceptance of the Rights, the Company recorded the fair value of the Rights in other assets with an offsetting entry to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, the Company reclassified the ARS investments from available-for-sale to trading to reflect its intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are to be recorded in current period earnings. For the year ended December 31, 2009, the Company recorded $2.8 million of unrealized gains in relation to the change in the fair value of the ARS investment and an offsetting entry of approximately $2.8 million related to the change in fair value of the Rights to Other Assets. For the year ended December 31, 2008, the Company recorded $4.0 million of unrealized losses in relation to the change in the fair value of the ARS investment and an offsetting entry of approximately $4.0 million related to the change in fair value of the Rights to Other Assets. The fair value of the Rights was based on the Company’s expected value to be received from UBS, which was the difference between par and fair value of the ARS at the end of the current period. This value was discounted using UBS’s credit default swap rate to account for the counterparty risk. The Company expects that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale and trading securities which have been in a continuous unrealized loss position, at December 31, 2009 and 2008, aggregated by investment category and length of time (in thousands):

December 31, 2009	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial Paper	$29,024	$(6)	$—	—	$29,024	(6)
Corporate bonds and notes	27,158	(124)	3,285	(18)	30,443	(142)
Treasury and agency notes and bills	21,454	(78)	—	—	21,454	(78)
Municipal bonds and notes	45,380	(69)	—	—	45,380	(69)
Asset-backed securities	90	(50)	1,103	(399)	1,193	(449)
Auction rate municipal bonds	—	—	14,498	—	14,498	—

Total	$123,106	$(327)	$18,886	$(417)	$141,992	$(744)

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

December 31, 2008	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$10,401	$(623)	$7,645	$(37)	$18,046	$(660)
Municipal bonds and notes	—	—	13,582	(6)	13,582	(6)
Asset-backed securities	1,273	(139)	2,563	(1,145)	3,836	(1,284)
Auction rate municipal bonds	—	—	17,348	—	17,348	—

Total	$11,674	$(762)	$41,138	$(1,188)	$52,812	$(1,950)

The estimated fair value of marketable securities by contractual maturity at December 31, 2009, are shown below (in thousands). Asset-backed securities are excluded as they do not have a single maturity date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$168,739
Due in one to two years	190,418
Due after two years	21,672

Total	$380,829

In the second quarter of 2008, the Company invested $4.2 million in a minority equity investment that is accounted for under the cost method. During the year ended December 31, 2008 the Company recorded a total impairment charge of $1.8 million to other income and expense, net. In the first quarter of 2009, the Company received a liquidation payout of $2.3 million which approximating the remaining book balance, and the Company recorded no additional impairment in 2009.

NOTE 6 – FAIR VALUE

The Company follows the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The guidance for fair value measurements establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has elected to record the Rights related to the ARS invested with UBS, as discussed below, at fair value under the provisions of the guidance for the fair value option for financial assets and financial liabilities.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following is a list of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2009 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$13,971	$13,971	$—	$—
Bank deposits (1)	5,808	5,808	—	—
Commercial paper (2)	82,348	—	82,348	—
Corporate bonds and notes (2)	84,555	—	84,555	—
Municipal bonds and notes (3)	119,985	—	119,985	—
Treasury and agency notes and bills (3)	59,664	—	59,664	—
Asset-backed securities (4)	1,193	—	—	1,193
Auction rate municipal bonds (4)	14,498	—	—	14,498

Total marketable securities	382,022	19,779	346,552	15,691
Rights related to the UBS agreement (5)	1,127	—	—	1,127

Total Assets	$383,149	$19,779	$346,552	$16,818

The following footnotes indicate where the noted items are recorded in the Consolidated Balance Sheet at December 31, 2009:

(1)	Money market funds and bank deposits are reported as cash and cash equivalents.
(2)	Commercial paper and corporate bond and notes are reported as either cash and cash equivalents or short-term investments.
(3)	Municipal bonds and notes and treasury and government agency notes and bills are reported as short-term investments.
(4)	Asset-backed securities and auction rate municipal bonds are reported as long-term investments.
(5)	Rights related to the UBS agreement are reported as other assets.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is a list of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$41,680	$41,680	$—	$—
Commercial paper (2)	25,383	—	25,383	—
Municipal bonds and notes (2)	115,722	—	115,722	—
Corporate bonds and notes (3)	26,647	—	26,647	—
Treasury and agency notes and bills (3)	23,537	—	23,537	—
Variable rate demand notes (3)	20,825	—	20,825	—
Asset-backed securities (4)	4,786	—	—	4,786
Auction rate municipal bonds (4)	17,348	—	—	17,348

Total marketable securities	275,928	41,680	212,114	22,134
Rights related to the UBS agreement (5)	3,952	—	—	3,952

Total Assets	$279,880	$41,680	$212,114	$26,086

The following footnotes indicate where the noted items are recorded in the Consolidated Balance Sheet at December 31, 2008:

(1)	Money market funds are reported as cash and cash equivalents.
(2)	Commercial paper and municipal bonds and notes are reported as either cash and cash equivalents or short-term investments.
(3)	Corporate bonds and notes, treasury and government agency notes and bills, and variable rate demand notes are reported as short-term investments.
(4)	Asset-backed securities and auction rate municipal bonds are reported as long-term investments.
(5)	Rights related to the UBS agreement are reported as other assets.

The Company’s ARS and ABS holdings have been classified as Level 3 long-term investments due to the lack of active markets for these investments. For the valuation of the Company’s ARS and ABS investments, the Company utilizes valuation models that rely exclusively on unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. Also included in the Level 3 classification is the fair value of the Rights related to UBS agreement. See Note 5 – “Financial Instruments” for further information.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008 (in thousands):

	Rights (Level 3)	Available-for-sale and trading securities (Level 3)	Total (Level 3)
Balance at December 31, 2007	$—	$17,611	$17,611
Purchases, sales, issuances and settlements, net	—	(16,854)	(16,854)
Total gains or losses (realized and unrealized):
Included in earnings	—	(5,452)	(5,452)
Included in accumulated other comprehensive loss	—	(971)	(971)
Issuance of the Rights related to the UBS agreement	3,952	—	3,952
Transfers in (out) of Level 3	—	27,800	27,800

Balance at December 31, 2008	$3,952	$22,134	$26,086
Purchases, sales, issuances and settlements, net	—	(8,146)	(8,146)
Total gains or losses (realized and unrealized):
Included in earnings	(2,825)	868	(1,957)
Included in accumulated other comprehensive loss	—	835	835
Transfers in (out) of Level 3	—	—	—

Balance at December 31, 2009	$1,127	$15,691	$16,818

NOTE 7 – BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Business Combinations

Dblur Technologies, Ltd.

In May 2009, the Company acquired certain assets of Israel-based Dblur Technologies Ltd., a developer of software lens technology for cell phone cameras and other imaging applications. This acquisition expands the Company’s presence in the Chinese market. Total consideration paid was not significant.

FotoNation, Inc.

In February 2008, Tessera completed its acquisition of FotoNation, Inc. (“FotoNation”), a Delaware corporation and a leading provider of embedded imaging solutions for digital still camera and cell phone applications.

As a result of the acquisition, FotoNation became a wholly owned subsidiary of the Company in a business combination transaction accounted for using the purchase method of accounting, with the results of the acquired entity included in the Imaging and Optics segment as of the acquisition date. The net purchase consideration of $38.6 million included a cash payment of $38.7 million for all outstanding shares of capital stock and vested stock options, transaction costs of $1.0 million, net of a repayment of $1.1 million from the shareholders due to non-achievement of certain milestones. Included in the cash payment is $4.7 million paid to shareholders in June 2009 as part of a $10 million possible payout upon achievement of certain milestones. The purchase price includes $2.9 million of cash acquired. Of the purchase consideration, $8.9 million is held in escrow as of December 31, 2009, and is subject to forfeiture to satisfy the indemnification obligations, if any, of the former

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

stockholders of FotoNation. The escrow expired in February 2010. The Company allocated $1.7 million of the purchase price to acquired net tangible assets consisting of accounts receivable, property and equipment, income tax payable and various assumed assets and liabilities, $25.5 million to amortizable identified intangible assets and $8.9 million to goodwill.

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

NOTE 8 – GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

On January 1, 2009, the Company changed its reportable segments from Intellectual Property segment and Product and Service segment to Micro-electronics segment and Imaging and Optics segment as a result of a reorganization of its reporting units. The underlying reporting units did not change significantly. As a result, the carrying value for goodwill of $40.4 million as of December 31, 2008 was reallocated to the Imaging and Optics segment. See Note 15—“Segment and Geographic Information” for additional detail.

The changes to the carrying value of goodwill, which are all allocated to the Imaging and Optics segment, from January 1, 2008 through December 31, 2009 is reflected below (in thousands):

Imaging and Optics
January 1, 2008	$35,489
Goodwill adjustments through the FotoNation acquisition	4,677
Goodwill adjustments	278

December 31, 2008	$40,444
Goodwill acquired through the Dblur Technologies Ltd. acquisition	450
Adjustment to goodwill related to FotoNation, Inc. acquisition	4,256

December 31, 2009	$45,150

Identified intangible assets consisted of the following (in thousands):

	December 31, 2009				December 31, 2008
	Average Life	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(Years)
Acquired patents	3-15	$41,895	$(7,651)	$34,244	$24,736	$(4,422)	$20,314
Existing technology	5-10	51,162	(18,284)	32,878	51,161	(11,683)	39,478
Trade name	4-10	3,620	(1,288)	2,332	3,620	(881)	2,739
Customer contracts	3-9	11,900	(3,687)	8,213	10,500	(1,984)	8,516
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,296)	104
Assembled workforce	4	300	(214)	86	300	(139)	161

		$110,277	$(32,524)	$77,753	$91,717	$(20,405)	$71,312

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $12.1 million, $11.1 million and $7.0 million, respectively.

As of December 31, 2009, the estimated future amortization expense of intangible assets is as follows (in thousands):

2010	$13,685
2011	13,336
2012	12,567
2013	11,703
2014	9,893
Thereafter	16,569

$77,753

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net income	$69,796	$4,642	$45,138
Denominator:
Weighted average common shares outstanding	49,203	48,283	47,873
Less: Unvested common shares subject to repurchase	(377)	(320)	(307)

Total shares-basic	48,826	47,963	47,566
Effect of dilutive securities
Stock awards	244	322	966
Restricted stock	195	73	105

Total shares-diluted	49,265	48,358	48,637
Net income per common share-basic	$1.43	$0.10	$0.95

Net income per common share-diluted	$1.42	$0.10	$0.93

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the year ended December 31, 2009, approximately 5,301,000 shares to purchase common stock were excluded from the computation of diluted net income per share as they were anti-dilutive. For the years ended December 31, 2008 and 2007, a total of approximately 4,079,000 and 1,383,000 shares to purchase common stock, respectively, were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock repurchase programs

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2009 and 2008, the Company has repurchased a total of 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under this plan. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2009, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Preferred stock

In August 2003, the Company’s stockholders approved an amendment and restatement of the Company’s Restated Certificate of Incorporation. Under the Restated Certificate of Incorporation, the Company authorizes 10,000,000 shares of $0.001 par value preferred stock. There were no shares of preferred stock issued as of December 31, 2009.

Preferred and common stock warrants

On May 5, 1999, the Company issued a warrant to purchase 21,588 shares of Series C Preferred Stock at an exercise price of $7.50 per share, in connection with an existing lease arrangement. Upon completion of the initial public offering on November 13, 2003, this warrant converted into a common stock warrant. During the secondary public offering in 2004, 21,290 shares were exercised. The warrant expired in May 2009, five years following the Company’s public offering. As of December 31, 2009, no shares remained exercisable.

Stock option plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of December 31, 2009, there were no shares reserved for grant under these plans.

As of December 31, 2009, only the cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

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

As of December 31, 2009, there were 2,684,000 shares available for grant under this plan.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the activity is presented below (in thousands, except years and per share amounts):

		Shares Outstanding
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	4,188	$22.25
Options granted	1,142	37.89
Options exercised	(1,145)	16.22
Options cancelled / forfeited / expired	(391)	26.76

Balance at December 31, 2007	3,794	$28.31
Options granted	3,365	19.12
Options exercised	(196)	9.08
Options cancelled / forfeited / expired	(184)	30.26

Balance at December 31, 2008	6,779	$24.25
Options granted	1,917	24.09
Options exercised	(1,033)	16.41
Options cancelled / forfeited / expired	(1,804)	33.49

Options outstanding at December 31, 2009	5,859	$22.74	7.72	$18,907

Vested and expected to vest at December 31, 2009	5,663	$22.77	7.70	$18,320

Exercisable at December 31, 2009	2,135	$24.37	6.62	$7,519

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$0.85 - $17.36	1,622	8.13	$15.18	501	$12.44
$17.75 - $19.75	1,412	8.30	19.23	497	19.15
$19.79 - $26.16	1,579	8.04	25.72	83	24.47
$26.80 - $38.25	1,176	6.04	32.31	1,011	32.11
$38.54 - $44.27	70	7.80	40.57	43	41.25

$0.85 - $44.27	5,859	7.72	$22.74	2,135	$24.37

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Stock Awards

Information with respect to outstanding restricted stock awards as of December 31, 2009 is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted average grant- date fair value per share
Balance at December 31, 2006	353	$32.46
Awards and units granted	237	38.59
Awards and units vested	(92)	33.32
Awards and units cancelled / forfeited	(64)	33.90

Balance at December 31, 2007	434	$35.41
Awards and units granted	723	27.47
Awards and units vested	(193)	33.59
Awards and units cancelled / forfeited	(39)	27.96

Balance at December 31, 2008	925	$29.91
Awards and units granted	343	24.50
Awards and units vested	(280)	33.14
Awards and units cancelled / forfeited	(67)	27.83

Balance at December 31, 2009	921	$27.07

Employee Stock Purchase Plan

In August 2003, the Company adopted the 2003 Employee Stock Purchase Plan approved by the Company’s stockholders in September 2003. The Company initially reserved 200,000 shares of common stock for issuance under the 2003 Employee Stock Purchase Plan. The reserve will automatically increase on the first day of each fiscal year during the term of the ESPP by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the Board of Directors. Subsequently, the Company adopted the International Employee Stock Purchase Plan in June 2008 which reserves 200,000 shares of common stock for issuance under this plan. The 2003 Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (collectively, “ESPP”) are designed to allow eligible employees residing in the U.S. or internationally to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

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

As of December 31, 2009, there were 768,000 shares reserved for grant under the ESPP.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the year ended December 31, 2009 and 2008 is as follows (in thousands):

	December 31,
	2009	2008
Cost of revenues	$666	$443
Research, development and other related costs	10,989	8,473
Selling, general and administrative	16,268	15,220

Total stock-based compensation expense	27,923	24,136
Tax effect on stock-based compensation expense	(7,676)	(6,085)

Net effect on net income	$20,247	$18,051

The stock-based compensation expense categorized by various equity components for the year ended December 31, 2009 and 2008 is summarized in the table below (in thousands):

	December 31,
	2009	2008
Employee stock options	$16,262	$13,736
Restricted stock awards and units	9,690	8,953
Employee stock purchase plan	1,971	1,447

Total stock-based compensation expense	$27,923	$24,136

During the years ended December 31, 2009, 2008 and 2007, the Company granted 1,917,000, 3,365,000 and 1,142,000 shares of stock options, respectively. The 2009, 2008 and 2007 estimated per share fair value of those grants is $6.37, $9.62 and $13.49, respectively, before estimated forfeitures.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $13.7 million, $15.6 million and $18.4 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2009, 2008 and 2007 was $9.3 million, $6.5 million and $3.1 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $10.5 million, $5.4 million and $29.1 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2009, the unrecognized stock-based compensation balance after estimated forfeitures related to stock options was $30.6 million to be recognized over an estimated weighted average amortization period of 2.7 years and $16.8 million related to restricted stock awards, including performance-based awards, to be recognized over an estimated weighted average amortization period of 2.6 years. As of December 31, 2008, the unrecognized stock-based compensation balance related to stock options was $39.8 million after estimated forfeitures and $20.8 million related to restricted stock awards to be recognized over an estimated weighted average amortization period of 3.1 and 2.5 years, respectively.

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

Volatility – Volatility is calculated using the historical volatility of the Company’s common stock for a term consistent with the expected life. Historical volatility of the Company’s common stock is also utilized for the ESPP.

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

The following assumptions were used to value the options granted:

	Years Ended December 31,
	2009	2008	2007
Expected life (years)	3.7	4.0	4.0
Risk-free interest rate	1.2 - 1.7%	2.1 - 3.0%	3.9 - 4.4%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	73.5 - 76.8%	59.9 - 71.7%	28.4 - 46.8%

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following assumptions have been used to value the ESPP shares:

	Years Ended December 31,
	2009	2008	2007
Expected life (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 1.5
Risk-free interest rate	0.9 - 2.2%	1.9 - 5.1%	4.5 - 5.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	47.1 - 117.1%	34.1 - 117.1%	31.8 - 39.0%

For the years ended December 31, 2009, 2008 and 2007, an aggregate of 257,000, 125,000 and 75,000 common shares, respectively, were purchased pursuant to the ESPP.

Modifications

From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. As a result of modifications related to former employees, the Company incurred stock-based compensation expense of $3.1 million, $0.8 million and $3.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 12 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contribution under the 401(k) plan. During the years ended December 31, 2009, 2008 and 2007, the Company contributed approximately $1.2 million, $1.1 million and $0.5 million, respectively, to the Plan.

NOTE 13 – INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
U.S.	$143,078	$38,506	$90,437
Foreign	(19,917)	(19,320)	(12,356)

Total income before income taxes	$123,161	$19,186	$78,081

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The provision for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2009	2008	2007
Current:
U.S. federal	$45,447	$11,655	$25,561
Foreign	8,634	7,806	6,715
State and local	7,679	983	6,572

Total current	61,760	20,444	38,848

Deferred:
U.S. federal	(4,779)	(3,435)	(2,061)
Foreign	(2,306)	(1,943)	(3,641)
State and local	(1,310)	(522)	(203)

Total deferred	(8,395)	(5,900)	(5,905)

Provision for income taxes	$53,365	$14,544	$32,943

As of December 31, 2009, the Company had deferred tax assets of $26.8 million, net of a tax valuation allowance of $5.6 million related to a foreign jurisdiction, capital losses and impairment on marketable securities that the Company believes to be not realizable on a more-likely-than-not basis. During 2009, the deferred tax assets increased from approximately $22.6 million as of December 31, 2008, to $26.8 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$11,346	$11,561
Research tax credit	1,492	567
Expenses not currently deductible	19,534	13,018
Capitalized research and development costs	39	98
Unrealized loss on marketable securities	—	529

Gross deferred tax assets	32,411	25,773
Valuation allowance	(5,606)	(3,217)

Net deferred tax assets	26,805	22,556
Deferred tax liabilities
Acquired intangible assets, foreign	(7,950)	(9,382)

Net deferred tax assets	$18,855	$13,174

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2009	2008	2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	5.2	2.4	5.4
Stock-based compensation expense	0.7	15.0	1.5
Foreign tax credit and other	(6.7)	(40.9)	(8.7)
Foreign withholding tax	5.8	36.1	8.6
Foreign losses not benefited	4.1	17.9	4.5
Foreign tax rate differential (1)	0.9	11.8	(3.0)
Others	(1.7)	(1.5)	(1.1)

Total	43.3%	75.8%	42.2%

(1)	During 2007, the Company recorded a reduction in deferred tax liabilities totaling $2.4 million, or tax rate effect of 3.0%, when a foreign jurisdiction enacted a reduction of its corporate tax rate.

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $19.0 million and state net operating loss carryforwards of approximately $29.4 million. All of the federal and state net operating loss carryforwards are carried over from the acquired entity, Digital Optics Corporation. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2015, and will continue to expire through 2024. In addition, the Company has research tax credit carryforwards of approximately $0.6 million for federal purposes, which will start to expire in 2013, and will continue to expire through 2024. The Company also has research tax credit carryforwards of approximately $1.5 million for state purposes and approximately $0.9 million for foreign purposes, neither of which will expire. Under the provisions of the Internal Revenue Code, substantial changes in the Company or its subsidiary’s ownership may limit the amount of net operating loss carryforwards and research tax credit carryforwards that can be utilized annually in the future to offset taxable income.

As of December 31, 2009, unrecognized tax benefits approximated $4.5 million, of which $3.5 million would affect the effective tax rate if recognized. As of December 31, 2008, unrecognized tax benefits approximated $4.2 million. As of December 31, 2009, the Company is unable to estimate significant increases or decreases to unrecognized tax benefits that are reasonably possible within the next 12 months.

The reconciliation of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	December 31,
	2009	2008	2007
Total unrecognized tax benefits at January 1	$4,205	$3,245	$3,245
Gross increases and decreases due to tax positions taken in prior periods	—	(446)	—
Gross increases and decreases due to tax positions taken in the current period	328	1,406	—
Gross increases and decreases due to settlements or lapses in applicable statues of limitations	—	—	—

Total unrecognized tax benefits at December 31	$4,533	$4,205	$3,245

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the year ended December 31, 2009, the Company recognized $0.3 million of interest and penalties related to unrecognized tax benefits. For the years ended December 31, 2008 and 2007, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits.

At December 31, 2009, the Company’s 2005 through 2009 tax years were open and may be subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company is not currently under federal or foreign income tax examination. The Company is currently under a state tax examination in California for the years 2006 and 2007.

The accounting treatment related to certain unrecognized tax benefits from acquired companies changed with the revision of the authoritative guidance related to business combinations, which the Company adopted in January 2009. Under the new accounting treatment, any changes to the recognition or measurement of these unrecognized tax benefits is recorded through provision for income taxes, where formerly the accounting treatment would require any adjustment to be recognized through the purchase price as an adjustment to goodwill. There were no changes to the recognition or measurement of any unrecognized tax benefits from acquired companies in 2009.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. In addition, the Company has agreements containing non-cancelable, nonrefundable payment terms with third parties to purchase services. Rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to $2.6 million, $2.6 million and $1.0 million, respectively. As of December 31, 2009, future minimum lease payments and non-cancelable obligations are as follows (in thousands):

	Purchase obligations	Lease obligations	Total
2010	$56	$2,563	$2,619
2011	—	2,163	2,163
2012	—	2,053	2,053
2013	—	1,944	1,944
2014	—	1,741	1,741
Thereafter	—	813	813

	$56	$11,277	$11,333

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010. The Company expects that potential damages will continue to accrue during the stay period through the anticipated expiration of the asserted patents in September 2010. Upon completion of the ITC actions, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

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

Fact and expert discovery in the action are closed. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The motions were taken under submission by the court. On July 10, 2009, the court granted in part Hynix’s motion to continue the trial date, but ruled that all discovery deadlines would remain as previously scheduled.

On September 17, 2009, the judge to whom the case previously had been assigned filed a petition with the Judicial Council to coordinate the Tessera v. Hynix action with the Rambus v. Micron action pending before

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Judge Kramer in the San Francisco County Superior Court (Case No. 04-0431105). On October 15, 2009, the Judicial Council issued an order appointing Judge Kramer as the coordination motion judge. In December 2009, the action was formally coordinated with the Rambus v. Micron action. No new trial date has been set yet.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On September 22, 2009, respondents ATI Technologies, Inc. and Freescale Semiconductor, Inc. filed a Combined Motion for Reconsideration and Suggestion for Rehearing En Banc of the Federal Circuit’s denial of their stay motion. Tessera opposed the motion on October 5, 2009. The ITC also opposed the motion on October 5, 2009. On October 23, 2009, the Federal Circuit ruled in the Company’s favor, denying the respondents’ request to stay the limited exclusion order and cease and desist orders during the appeal. The Federal Circuit also notified the parties that it had circulated the petition for rehearing en banc to the court. On November 5, 2009, the petition for rehearing en banc was denied.

On October 30, 2009, the respondents filed their appellate briefing regarding the merits of the ITC’s ruling. Tessera filed its response brief in the appeal on January 15, 2010, and the respondents’ reply briefs were filed on February 19, 2010. Oral argument has not yet been scheduled.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

On April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

answered Tessera’s complaint. The parties have agreed that the case will be temporarily stayed pending completion, including appeals, of ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same .

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On August 28, 2009, Judge Essex issued an Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond, in which he found that no violation of Section 337 of the Tariff Act of 1930 had occurred. The Administrative Law Judge (“ALJ”) held, among other things, that the Commission had subject matter jurisdiction over the parties and products, that the importation or sale requirement of Section 337 was satisfied, that the accused products do not infringe the asserted claims, that the asserted claims are not invalid for anticipation, obviousness or indefiniteness, that a domestic industry exists, that the respondents failed to approve the affirmative defense of licensing, that respondents except for Elpida Memory, Inc. and Elpida Memory (USA) Inc. (collectively, “Elpida”) failed to prove the affirmative defense of patent exhaustion for certain accused products but had established it for others, and that Elpida proved that all of its accused products are subject to patent exhaustion. The section addressing the recommended remedy and bond provisionally recommended among other things that, if a violation of Section 337 had been found, Tessera had not demonstrated entitlement to a general exclusion order or an order extending to downstream products, and that a bond could have been set at a reasonable royalty rate as determined by Tessera’s license agreements.

On September 17, 2009, Tessera and the ITC Staff filed petitions for review of portions of the Initial Determination. Certain respondents also conditionally sought review of portions of the Initial Determination. The parties filed replies to each others’ petitions for review on October 1, 2009. On October 30, 2009, the ITC announced that it will review portions of the Initial Determination. The Commission stated that it would review, among other things, whether the respondents infringed the Tessera patents asserted in the action.

On December 29, 2009, the ITC issued a Notice of Final Determination holding, among other things, that it would (1) modify the ALJ’s construction of the claim terms “top layer” and “thereon” recited in claim 1 of U.S. Patent No. 5,663,106 (the “106 patent”); (2) reverse the ALJ’s finding that the accused µBGA products do not

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

meet all of the limitations of the asserted claims of the ‘106 patent but affirm his finding that there is no infringement due to patent exhaustion; (3) affirm the ALJ’s finding that the accused wBGA products do not infringe the asserted claims of the ‘106 patent; (4) affirm the ALJ’s validity and domestic industry analyses pertaining to the asserted claims of the ‘106 patent; (5) affirm the ALJ’s finding that the Direct Loading testing methodology employed by Tessera’s expert fails to prove infringement; and (6) affirm the ALJ’s finding that the 1989 Motorola OMPAC 68-pin chip package fails to anticipate claims 17 and 18 of U.S. Patent No. 5,679,977 (the “977 patent”) under the on-sale bar provision of 35 U.S.C. § 102(b), but modify a portion of the Initial Determination. A public version of the ITC’s full opinion is not yet available. The Investigation by the ITC is now being appealed, as discussed immediately below.

The Company cannot predict the outcome of this proceeding, which may be impacted by appellate proceedings, as discussed immediately below. An adverse decision in proceedings regarding this action could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. et al., v. International Trade Commission., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1176

On January 28, 2010, the Company filed a Notice of Appeal of the ITC’s Final Determination in Investigation No. 337-TA-630 with the United States Court of Appeals for the Federal Circuit. Substantive briefing to the Federal Circuit has not yet been filed.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

On August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Case No. RG08410327

On September 18, 2008, the Company filed a complaint in the Superior Court for the State of California against United Test and Assembly Center, Ltd. and UTAC America, Inc. (collectively, “UTAC”) alleging breach of contract for failure to pay Tessera the full royalty due under its license agreement. The Company is also alleging violations of California unfair competition laws and seeking compensatory and punitive damages.

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

On March 19, 2009, Tessera filed a Special Motion to Strike Cross-Complaint under California Code of Civil Procedure Section 425.16, asserting that UTAC’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law were barred by California’s “anti-SLAPP” statute. On April 16, 2009, UTAC voluntarily moved to dismiss with prejudice its causes of action for breach of contract and breach of implied covenant of good faith and fair dealing. Tessera did not oppose UTAC’s motion to voluntarily dismiss with prejudice, and the dismissal was entered by the Court. On April 22, 2009, a hearing was held before Judge Freedman and Tessera’s motion was taken under submission. On May 4, 2009, Judge Freedman issued an order granting Tessera’s motion, and striking UTAC’s causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of the unfair competition law. On June 25, 2009, Tessera filed a motion seeking recovery from UTAC of its costs and attorneys’ fees incurred in connection with the successful motion. Tessera’s motion for costs and attorneys’ fees was heard by the Court on October 23, 2009, and the Court took the matter under submission. On January 21, 2010, the Court granted Tessera’s motion in part and ordered UTAC to pay Tessera’s attorneys’ fees in the amount of $110,812.50, and costs in the amount of $1,957.00.

Discovery is largely complete, though some limited deposition and document discovery is ongoing. Tessera sought summary adjudication regarding certain contract issues, and hearings on those motions took place on

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

November 20, 2009 and December 11, 2009, respectively. On December 10, 2009, the Court denied summary adjudication regarding interpretation of UTAC’s royalty obligations under the contract. On December 14, 2009, the Court granted summary adjudication to Tessera regarding UTAC’s cause of action and asserted affirmative defenses of patent misuse, finding that UTAC had presented no evidence of patent misuse by Tessera. In addition, the Court denied summary adjudication regarding whether certain UTAC products meet certain parameters set forth in the parties’ agreement.

On December 11, 2009, the Court reset the trial date from January 11, 2010 to February 1, 2010. On January 15, 2010 the Court again reset the trial date for March 1, 2010, and trial in the action is currently set for that date. On February 18 and 23, 2010, the Court held the Pretrial Management Conference, including hearing the parties’ motions in limine.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera filed a response to the final official action on December 1, 2009. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1, 2009. Tessera filed a Notice of Appeal on February 1, 2010.

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera filed a request for reconsideration of this decision on August 7, 2009, upon which a decision from the PTO has not yet been received. Tessera timely filed an appeal brief on October 5, 2009, to which Requestor Siliconware filed a Response Brief on November 5, 2009.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal Notice was issued on June 22, 2009. On July 13, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 13, 2009, Tessera filed a Notice of Appeal on July 22, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Requestor Siliconware filed a Response Brief on November 5, 2009.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims to which Tessera filed a response on August 14, 2009. On December 1, 2009, the PTO issued an Advisory Action indicating that Tessera’s response of August 14, 2009 failed to overcome all of the rejections set forth in the final official action mailed July 14, 2009. Tessera filed a Notice of Appeal on December 14, 2009. Tessera timely filed an appeal brief on February 17, 2010.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera timely filed a response on October 21, 2009. On November 20, 2009, Requestor Powerchip filed comments to Tessera’s response of October 21, 2009. A Right of Appeal Notice was issued on February 22, 2010, though Tessera has not yet received the document or had the opportunity to review its contents.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera filed a response on January 19, 2010.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics,

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera filed a Notice of Appeal on August 24, 2009. On October 26, 2009, Tessera filed a Statement of Grounds for Appeal with the EPO. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

Insolvency Proceedings over the Estate of Qimonda AG, Local Court of Munich, Insolvency Court, File No. 1542 IN 209/09

On January 23, 2009, Qimonda AG filed a bankruptcy petition with the Local Court of Munich, Insolvency Court. On April 1, 2009, the Court opened insolvency proceedings over the estate of Qimonda AG and appointed Rechtsanwalt Dr. Michael Jaffé as the insolvency administrator. On or about May 27, 2009, Dr. Jaffé chose non-performance of Tessera’s license agreement with Qimonda AG under Section 103 of the German Insolvency Code and purported to terminate the license agreement. On June 12, 2009, Tessera filed a Proof of Claim in the Qimonda AG bankruptcy alleging amounts due of approximately 15.7 million Euros. On December 2, 2009, Dr. Jaffé preliminarily contested Tessera’s claim in full. Tessera is in ongoing discussions with the insolvency administrator.

In re Spansion, LLC, U.S. Bankruptcy Court (Del.), Case No. 09-1069; In re Spansion, Inc., U.S. Bankruptcy Court (Del.), Case No. 09-10690; In re Spansion Technology LLC, U.S. Bankruptcy Court (Del.), Case No. 09-10691

On or about March 1, 2009, Spansion LLC, Spansion, Inc. and Spansion Technology LLC initiated bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. On or about July 17, 2009, Tessera filed a Proof of Claim in each of the above Spansion bankruptcy proceedings alleging amounts due of not less than $25 million. On July 28, 2009, the Company sought permission under the Bankruptcy rules to serve certain discovery requests in the actions, seeking various documents and testimony regarding potential administrative claims that Tessera may assert in the action. Tessera’s request for such discovery was denied without prejudice on August 11, 2009. The parties thereafter completed certain fact and expert discovery relating to Tessera’s administrative expense claim in December and January of 2010.

On January 12, 2010, Spansion filed a motion to determine and estimate the amount of Tessera’s administrative expense claim, for the purpose of demonstrating the feasibility of Spansion’s Second Amended

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Joint Plan of Reorganization. Tessera’s administrative expense claim at issue relates to the damages that would be owed to Tessera for Spansion’s post-petition (post-March 1, 2009) infringement of certain Tessera patents. Tessera filed its objection to Spansion’s motion on January 22, 2010. On January 29, 2009, the court held a hearing on Spansion’s motion. The parties submitted post-hearing letter briefs on February 3, 2010. The Court announced its ruling that a reasonable royalty rate for Spansion products sold in the United States during the administrative period was 56.7 cents per unit.

On February 5, 2010, Spansion filed a motion for an order estimating the amount of “certain contingent, unliquidated, duplicative and/or overstated claims” for purposes of establishing class 5 plan distribution reserves. Tessera filed its objection to the estimation motion on February 17, 2010 and on that same date submitted three Amended Proofs of Claim based in part on the Court’s 56.7 cents per unit royalty rate. On February 18, 2010, Tessera filed a motion for authority to file its Amended Proofs of Claim. Spansion’s February 5, 2010 estimation motion and Tessera’s February 18, 2010 motion for authority are pending and a hearing relating to the motions is scheduled for March 23, 2010.

On January 26, 2010, Tessera filed its objection to Spansion’s Second Amended Joint Plan of Reorganization, asserting that the plan is not feasible and that it fails to provide for the payout of administrative expense claims on the plan effective date. On February 2, 2010, Tessera submitted three ballots, one for each previously submitted Proof of Claim. The ballots, among other things, rejected Spansion’s Second Amended Joint Plan of Reorganization.

Amkor Technology, Inc. v. Tessera, Inc.

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

On or about November 2, 2009, the Company filed its answer to the request, including counterclaims. The answer, among other things, denies Amkor’s accusations and accuses Amkor of failing to pay Tessera full royalties on products Amkor sold to Qualcomm and potentially others that are subject to ITC injunctions, of refusing to allow Tessera to audit in accordance with the parties’ license agreement, of interference with Tessera’s prospective economic relationships, of failing to pay royalties or full royalties on products that infringe various U.S. and foreign patents owned by Tessera, and of violating the implied covenant of good faith and fair dealing. The Company seeks relief including judgment that the license agreement has been breached and that Tessera is entitled to terminate the license agreement; judgment that products on which Amkor has not paid the full contractual royalties to Tessera are not licensed under Tessera’s patents; damages for Amkor’s breaches of the license agreement; damages, including punitive damages, for Amkor’s interference with Tessera’s

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

prospective business relationships; interest on any damages; attorneys’ fees and costs incurred by Tessera; denial of Amkor’s claims against Tessera; an order that awards Tessera all other relief recoverable under the rules of Arbitration of the ICC; and an order for such other and further relief as the arbitrators deem just and proper.

On January 15, 2010, Amkor filed its response to Tessera’s counterclaims, along with certain new counterclaims by Amkor and a motion for priority consideration of certain issues. Tessera’s response to Amkor’s motion and Tessera’s response denying Amkor’s counter claims were filed on February 12, 2010. The motion has not yet been decided by the arbitrators.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Micro-electronics and Imaging and Optics. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

The Micro-electronics segment is primarily composed of the Company’s licensing business in its core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and the Company’s development and licensing efforts in emerging areas of packaging, interconnect, miniaturization such as its µPILR™ platform, and thermal management technology.

The Imaging and Optics segment is composed of two elements. The first is the licensing business in the imaging and optics market, such as wafer-level image sensor packaging and image enhancement technologies. The second is the product and service business, which includes manufacturing small form factor micro-optics and non-recurring services such as engineering, design, assembly and infrastructure improvement. In addition, the product and service business includes the Product Launch Services, a strategic initiative that supports infrastructure licensees with proof of high-volume manufacturability and provides customers access to the Company’s new technologies to accelerate the rate of adoption of the Company’s Imaging & Optics technologies in the industry. Through the Product Launch Services, the Company is currently manufacturing and selling OptiML single-element VGA lens directly to manufacturers.

The Chief Operating Decision Maker (“CODM”), as defined by the authoritative guidance on segment reporting, is the Company’s President and Chief Executive Officer. The CODM assesses the performance of the reportable segments using information about revenue and operating income (loss) before other income and expense and income taxes. The CODM is not presented with financial information for each division nor is each division evaluated separately from the reportable segments.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In August 2008, the Company appointed a new President and Chief Executive Officer who is also the CODM. In the same period, the CODM appointed an Executive Vice President of Imaging and Optics. In January 2009, the Company reorganized its reporting units to align with the vision of the CODM and reclassified information from prior years for the new operating structure resulting in two reportable segments as discussed above. For the year ended December 31, 2007, the Company reclassified its total revenue to conform to the Company’s new reportable segments. However, management concluded that it was impracticable to reclassify its operating expenses for the year ended December 31, 2007 to conform to the new reportable segments. The Company’s conclusion was based upon an evaluation and review of its internal accounting systems showing that the Company would need to journalize each transaction during the year to conform to the Company’s new reportable segments.

The following table sets forth the Company’s segment revenue, operating expenses and operating income for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008
Revenues:
Micro-electronics Segment:
Royalty and license fees	$269,675	$209,726
Past production fees	—	170
Product and service revenues	48	4,647

Total Micro-electronics revenues	269,723	214,543
Imaging and Optics Segment:
Royalty and license fees	16,532	10,526
Product and service revenues	13,185	23,222

Total Imaging and Optics revenues	29,717	33,748

	—	—
Corporate overhead	—	—

Total revenues	299,440	248,291

Operating expenses:
Micro-electronics Segment	63,800	123,898
Imaging and Optics Segment	75,569	69,100
Corporate overhead	42,429	39,194

Total operating expenses	181,798	232,192
Operating income (loss)
Micro-electronics Segment	205,923	90,645
Imaging and Optics Segment	(45,852)	(35,352)
Corporate overhead	(42,429)	(39,194)

Total operating income	$117,642	$16,099

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the Company’s segment revenue for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007
Revenues:
Micro-electronics segment:
Royalty and license fees	$209,726	$150,365
Past production fees	170	—
Product and service revenues	4,647	11,133

Total Micro-electronics revenues	214,543	161,498
Imaging and Optics segment:
Royalty and license fees	10,526	10,680
Product and service revenues	23,222	23,510

Total Imaging and Optics revenues	33,748	34,190
Corporate overhead	—	—

Total revenues	248,291	195,688

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the three years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
U.S.	$133,672	$58,118	$45,725
Taiwan	53,027	50,208	18,303
Korea	43,142	33,529	40,825
Japan	30,754	39,265	41,463
Rest of Asia	22,699	12,551	8,030
Germany	11,659	45,531	34,291
Rest of Europe	3,041	7,532	6,716
Other	1,446	1,557	335

Total	$299,440	$248,291	$195,688

For 2009, 2008 and 2007, net property and equipment are presented below by geographical area (in thousands):

		December 31,
	2009	2008	2007
U.S.	$40,191	$32,296	$26,569
Ireland	1,044	1,056	—
Japan	951	1,506	946
Israel and other	297	2,126	1,928

Total	$42,483	$36,984	$29,443

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 16 – RELATED PARTY TRANSACTIONS

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. In December 2008 and 2007, the Company invested $1.5 million and $0.5 million, respectively, in NemoTek, which represented less than a 10 percent holding in NemoTek for each respective year. As of December 31, 2009, the total investment by the Company in NemoTek was approximately $1.9 million and represents less than a 10 percent holding in NemoTek. For the years ended December 31, 2009 and 2008, revenue from NemoTek were $1.1 million and $0.8 million, respectively, representing less than one percent of total revenue for each respective year. As of December 31, 2009 and 2008, the amount due from NemoTek was $0.3 million and $1.5 million, respectively.

(2)    Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

for the Years Ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2007	$482	$801	$—	$1,283
2008	1,283	1,934	—	3,217
2009	3,217	2,389	—	5,606

(3)    Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

Exhibit Number	Exhibit Title

2.1	Asset Purchase Agreement, dated October 31, 2005, by and between Tessera Technologies, Inc. and Shellcase, Ltd. (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on November 1, 2005, and incorporated herein by reference)

2.2	Agreement and Plan of Merger, dated as of July 7, 2006, among Tessera Technologies, Inc., Dalton Acquisition Corp., Digital Optics Corporation and Carolinas Capital Corp. (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on July 10, 2006, and incorporated herein by reference)

2.3	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporate herein by reference)

2.4	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent (filed as Exhibit 2.4 to registrant’s Annual Report on Form 10-K, filed on February 29, 2008, and incorporated herein by reference)

3.1*	Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws, as amended on December 17, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2008, and incorporated herein by reference)

4.1*	Specimen Common Stock Certificate

4.2*	Registration Rights Agreement, dated as of January 31, 2003, by and among registrant and the stockholders party thereto

4.3*	Warrant to purchase 21,588 shares of Series C 10% Cumulative Convertible Preferred Stock, issued on May 4, 1999 to LINC Capital, Inc.

10.1*	Form of Indemnification Agreement between registrant and each of its directors and executive officers

10.2*+	1991 Stock Option Plan

10.3*+	Amended and Restated 1996 Stock Plan

10.4*+	1999 Stock Plan

10.5*+	2003 Employee Stock Purchase Plan

10.6+	Amendment to the Tessera Technologies, Inc. 2003 Employee Stock Purchase Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.7†*	TCC Master License Agreement, dated as of July 7, 1994, by and between Tessera, Inc. and Hitachi Limited.

10.8†*	Addendum to TCC Master License Agreement, dated as of January 31, 1997, by and between Tessera, Inc. and Hitachi Limited.

10.9†*	Letter Amendment to TCC Master License Agreement, dated as of September 23, 2002, by and between Tessera, Inc. and Hitachi Limited.

Exhibit Number	Exhibit Title

10.10*	Letter Amendment to TCC Master License Agreement, dated as of February 18, 2003, by and between Tessera, Inc. and Hitachi Limited.

10.11†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation

10.12*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation

10.13†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.14†*	TCC License Agreement, dated as of May 17, 1997, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.15†*	First Addendum to Limited TCC License Agreement, dated as of November 4, 1998, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.16*	Second Addendum to TCC License Agreement, dated as of June 1, 2001, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.17†*	TCC Patent License Agreement, dated as of January 22, 2003, by and between Tessera, Inc. and Seiko Epson Corporation

10.18†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.19†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

10.20†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments, Inc.

10.21†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

10.22+	Restricted Stock Award Agreement, dated as of December 13, 2004, by and between registrant and Robert Boehlke (filed as Exhibit 4.1 to registrant’s Current Report on Form 8-K, filed on December 16, 2004, and incorporated herein by reference)

10.23+	Employment Offer Letter, dated as of December 20, 2004, by and between registrant and Al Joseph (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on December 23, 2004, and incorporated herein by reference)

10.24	Restated TCC License Agreement, dated as of January 1, 2005, by and between Tessera Technologies, Inc. and Samsung Electronics Co., Ltd., (filed as Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2005 and incorporated herein by reference)

10.25+	Employment Letter, dated January 25, 2005, by and between registrant and C. Liam Goudge (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on April 11, 2005, and incorporated herein by reference)

10.26+	Employment Letter, dated February 2, 2006, by and between registrant and Michael Bereziuk (filed as Exhibit 10.1 to registrant’s Current Report on form 8-K, filed on March 3, 2006, and incorporated herein by reference)

10.27	TCC License Agreement, dated July 21, 2006, among Tessera Technologies, Inc, and certain of its affiliates and Micron Technology, Inc. and certain of its affiliates (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed on July 21, 2006, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.28	TCC License Agreement, dated as of July 1, 2006, by and between Tessera Technologies, Inc. and Infineon Technologies AG (filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

10.29	TCC License Agreement, dated as of July 1, 2006, by and between Tessera Technologies, Inc. and Qimonda AG (filed as Exhibit 10.2 to registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

10.30+	Tessera Technologies, Inc. 2007 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to registrant’s Definitive Proxy Statement, filed on April 5, 2007 and incorporated herein by reference)

10.31+	Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.32+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.33+	Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.34+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.35+	Tessera Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.36+	Employment Letter, dated August 5, 2008, by and between the Registrant and Henry R. Nothhaft (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 6, 2008, and incorporated herein by reference)

10.37+	General Release and Separation Agreement, dated September 10, 2008, between the Registrant and Charles A. Webster (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 25, 2008, and incorporated herein by reference)

10.38+	Consulting Agreement, dated September 9, 2008, between the Registrant and Charles A. Webster (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed September 25, 2008, and incorporated herein by reference)

10.39+	Employment Letter, dated September 5, 2008, by and between the Registrant and Michael Anthofer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 29, 2008, and incorporated herein by reference)

10.40+	Consulting Agreement, dated April 3, 2009, between Tessera, Inc. and Bruce M. McWilliams (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed on April 6, 2009, and incorporated herein by reference)

10.41+	Employment Transition and Consulting Agreement, dated April 3, 2009, between Tessera, Inc. and Scot A. Griffin (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.42+	Form of Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.43+	Form of Amended and Restated Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.44+	Amendment to the Fourth Amended and Restated Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2009, and incorporated herein by reference)

10.45+	Employment Letter, dated October 24, 2008, by and between the Registrant and Bernard J. Cassidy

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been granted as to certain portions of this agreement.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2010

TESSERA TECHNOLOGIES, INC.

By:	/S/ HENRY R. NOTHHAFT
Henry R. Nothhaft President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Henry R. Nothhaft and Michael Anthofer, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY R. NOTHHAFT Henry R. Nothhaft	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 24, 2010

/S/ MICHAEL ANTHOFER Michael Anthofer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2010

/S/ BRUCE M. MC WILLIAMS Bruce M. McWilliams	Director	February 24, 2010

/S/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	February 24, 2010

/S/ NICHOLAS E. BRATHWAITE Nicholas E. Brathwaite	Director	February 24, 2010

/S/ JOHN B. GOODRICH John B. Goodrich	Director	February 24, 2010

/S/ DAVID NAGEL David Nagel	Director	February 24, 2010

Signature	Title	Date

/S/ AL S. JOSEPH Al S. Joseph	Director	February 24, 2010

/S/ ROBERT A. YOUNG Robert A. Young	Director	February 24, 2010