Form 10-Q
period 2010-03-31
TESSERA TECHNOLOGIES INC
filed 2010-05-04
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of April 28, 2010, 50,210,053 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2010

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$106,115	$107,873
Short-term investments	311,267	280,085
Accounts receivable, net of allowance for doubtful accounts of $43 and $43, respectively	6,754	10,237
Inventories	1,767	1,571
Short-term deferred tax assets	6,242	6,240
Other current assets	4,278	6,255

Total current assets	436,423	412,261

Property and equipment, net	43,270	42,483
Intangible assets, net	75,889	77,753
Goodwill	45,150	45,150
Long-term deferred tax assets	19,299	19,299
Long-term investments	14,700	15,691
Other assets	3,670	3,681

Total assets	$638,401	$616,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,810	$2,354
Accrued legal fees	4,090	3,064
Accrued liabilities	16,667	21,633
Deferred revenue	5,396	5,334
Income tax payable	6,470	317

Total current liabilities	35,433	32,702
Long-term deferred tax liabilities	6,684	6,684
Other long-term liabilities	4,747	4,747

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 50,805 and 50,490 shares issued, respectively, and 50,160 and 49,845 shares outstanding, respectively	51	50
Additional paid-in capital	411,536	402,330
Treasury stock at cost: 645 and 645 shares of common stock, respectively	(10,505)	(10,505)
Accumulated other comprehensive income (loss)	263	(55)
Retained earnings	190,192	180,365

Total stockholders’ equity	591,537	572,185

Total liabilities and stockholders’ equity	$638,401	$616,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Royalty and license fees	$58,853	$111,857
Product and service revenues	5,409	2,719

Total revenues	64,262	114,576

Operating expenses:
Cost of revenues	5,193	4,098
Research, development and other related costs	15,813	16,630
Selling, general and administrative	19,258	17,496
Litigation expense	6,597	8,625

Total operating expenses	46,861	46,849

Operating income	17,401	67,727
Other income and expense, net	521	2,762

Income before taxes	17,922	70,489
Provision for income taxes	8,095	31,020

Net income	$9,827	$39,469

Basic and diluted net income per share:

Net income per share-basic	$0.20	$0.82

Net income per share-diluted	$0.20	$0.82

Weighted average number of shares used in per share calculations-basic	49,810	48,147

Weighted average number of shares used in per share calculations-diluted	50,123	48,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$9,827	$39,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,590	2,088
Amortization of intangible assets	3,471	2,897
Impairment on long-term investments and assets, net of gain	—	1,617
Loss (gain) on property and equipment	(5)	509
Stock-based compensation expense	6,866	6,316
Deferred income tax, net	—	357
Tax benefits from stock-based awards	—	1,754
Excess tax benefit from stock-based awards	(279)	(1,532)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	3,483	3,910
Inventories	(196)	47
Other assets	1,976	3,045
Accounts payable	456	(255)
Accrued legal fees	1,026	1,417
Accrued liabilities	(6,247)	(4,367)
Deferred revenue	62	3,179
Income tax payable	6,151	25,313

Net cash provided by operating activities	29,181	85,764

Cash flows from investing activities:
Purchases of property and equipment	(2,144)	(5,721)
Proceeds from sale of property and equipment	6	8
Purchases of short-term available-for-sale investments	(155,305)	(52,787)
Proceeds from maturities and sales of short-term and long-term investments	125,444	35,386
Purchases of intangible assets	(1,560)	(275)
Change in minority equity investments	—	912

Net cash used in investing activities	(33,559)	(22,477)

Cash flows from financing activities:
Excess tax benefit from stock-based awards	279	1,532
Proceeds from exercise of stock options	343	1
Proceeds from employee stock purchase program	1,998	1,051

Net cash provided by financing activities	2,620	2,584

Net increase (decrease) in cash and cash equivalents	(1,758)	65,871
Cash and cash equivalents at beginning of period	107,873	87,890

Cash and cash equivalents at end of period	$106,115	$153,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”), is a technology innovator that invests in, licenses and delivers innovative miniaturization technologies for next-generation electronic devices. Tessera licenses its technologies worldwide, as well as delivers products based on its technologies, which is done in part to promote the development of supply chain infrastructure. The condensed consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2010 and March 31, 2009, and for the three months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information. The amounts as of December 31, 2009 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K, filed on February 25, 2010.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2010 or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2010, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This amendment will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. In January 2010, the Company adopted this guidance, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

On January 21, 2010, the FASB issued an update to the authoritative guidance for fair value measurements and disclosures. The update includes a requirement that reporting entities provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by existing authoritative guidance; adding separate disclosures about purchase, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In January 2010, the Company adopted this guidance effective in the first quarter of 2010, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

Issued

In September 2009, the FASB issued an update to the authoritative guidance for revenue recognition related to multiple-deliverable arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the authoritative guidance for fair value measurements and disclosures, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. In addition, this update removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. This update is effective in fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued an update to the authoritative guidance for revenue recognition related to the milestone method. This update provides that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety as revenue in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This update is effective in fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$473	$513
Work in process	920	739
Finished goods	374	319

	$1,767	$1,571

Property and equipment consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Furniture and equipment	$50,001	$46,836
Land and buildings	20,073	19,886
Leasehold improvements	3,979	3,979

	74,053	70,701
Less: Accumulated depreciation and amortization	(30,783)	(28,218)

	$43,270	$42,483

Accrued liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Employee compensation and benefits	$8,084	$12,295
Other	8,583	9,338

	$16,667	$21,633

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Net unrealized gain (loss) on short-term and long-term investments, net of tax	$263	$(55)

Accumulated other comprehensive income (loss)	$263	$(55)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Also included in the balance for intangible assets are assets purchased through asset acquisitions. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization. The value of the Company’s identified intangible assets and goodwill could be impacted by future adverse changes such as a decline in future cash flows, slow adoption of the products by the customers or significant decline in growth rates in the industry in which the reporting unit operates.

The carrying value for goodwill at March 31, 2010 and December 31, 2009 was $45.2 million, all of which was allocated to the Imaging and Optics segment. See Note 11—“Segment and Geographic Information” for additional detail.

Identified intangible assets consisted of the following (in thousands):

	Average Life (Years)	March 31, 2010			December 31, 2009
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	3-15	$43,502	$(8,877)	$34,625	$41,895	$(7,651)	$34,244
Existing technology	5-10	51,162	(19,934)	31,228	51,162	(18,284)	32,878
Trade name	4-10	3,620	(1,390)	2,230	3,620	(1,288)	2,332
Customer contracts	3-9	11,900	(4,161)	7,739	11,900	(3,687)	8,213
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,400)	—
Assembled workforce	4	300	(233)	67	300	(214)	86

		$111,884	$(35,995)	$75,889	$110,277	$(32,524)	$77,753

Amortization expense for the three months ended March 31, 2010 and March 31, 2009 amounted to $3.5 million and $2.9 million, respectively.

As of March 31, 2010, the estimated future amortization expense of intangible assets is as follows (in thousands):

2010 (remaining 9 months)	$10,365
2011	13,537
2012	12,768
2013	11,904
2014	10,094
Thereafter	17,221

$75,889

NOTE 6 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net income	$9,827	$39,469
Denominator:
Weighted average common shares outstanding	50,041	48,581
Less: Unvested common shares subject to repurchase	(231)	(434)

Total shares-basic	49,810	48,147
Effect of dilutive securities:
Stock awards	158	143
Restricted stock awards and units	155	28

Total shares-diluted	50,123	48,318

Net income per common share-basic	$0.20	$0.82

Net income per common share-diluted	$0.20	$0.82

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted shares and the incremental common shares issuable upon the exercise of stock options and warrants, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid in capital.

For the three months ended March 31, 2010 and March 31, 2009, approximately 5.3 million and 6.5 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2010 and December 31, 2009 the Company has repurchased a total of 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under this plan, respectively. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2010, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of March 31, 2010, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board of Directors adopted and the Company stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options and restricted stock awards and units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of March 31, 2010, there were 2,651,000 shares reserved for grant under this plan.

A summary of the activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2009	5,859	$22.74
Options granted	58	$19.98
Options exercised	(27)	$12.70
Options cancelled / forfeited / expired	(68)	$32.47

Balance at March 31, 2010	5,822	$22.64

Information with respect to outstanding restricted stock awards and units as of March 31, 2010 is as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares Subject to Time-based Awards	Number of Shares Subject to Performance- based Awards	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2009	526	395	921	$27.07
Awards and units granted	47	5	52	$20.38
Awards and units vested / earned	(105)	(49)	(154)	$33.16
Awards and units cancelled / forfeited	(23)	—	(23)	$25.37

Balance at March 31, 2010	445	351	796	$25.51

Performance Awards

Performance awards may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards is generally linked to one or more performance goals or other specific performance goals determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and is generally ranging from 0 to 100 percent of the shares.

Employee Stock Purchase Plan

In August 2003, the Company adopted the 2003 Employee Stock Purchase Plan, which was approved by the Company’s stockholders in September 2003. The Company initially reserved 200,000 shares of common stock for issuance under the 2003 Employee Stock Purchase Plan. The reserve will automatically increase on the first day of each fiscal year during the term of the ESPP by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the Board of Directors. Subsequently, the Company adopted the International Employee Stock Purchase Plan in June 2008 which reserves 200,000 shares of common stock for issuance under this plan. The 2003 Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (collectively, “ESPP”) are designed to allow eligible employees residing in the U.S. or internationally to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

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

As of March 31, 2010, there were 553,000 shares reserved for grant under the ESPP.

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three months ended March 31, 2010 and March 31, 2009 is as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Cost of revenues	$175	$111
Research, development and other related costs	2,677	2,667
Selling, general and administrative	4,014	3,538

Total stock-based compensation expense	$6,866	$6,316

The stock-based compensation expense categorized by various equity components for the three months ended March 31, 2010 and March 31, 2009 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Employee stock options	$3,751	$3,444
Restricted stock awards and units	2,609	2,454
Employee stock purchase plan	506	418

Total stock-based compensation expense	$6,866	$6,316

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

Dividend yield – The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model.

In addition, the Company estimates forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The following assumptions were used to value the options granted:

	Three Months Ended
	March 31, 2010	March 31, 2009
Expected life (in years)	3.8	3.7
Risk-free interest rate	2.6%	1.2%
Dividend yield	0.0%	0.0%
Expected volatility	75.4%	73.5%

NOTE 9 – INCOME TAXES

The provision for income taxes for the three months ended March 31, 2010 was $8.1 million and was comprised of domestic income tax and foreign income and withholding tax. The income tax provision for the three months ended March 31, 2009 was $31.0 million and was comprised of domestic income tax and foreign income and withholding tax. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses. Such jurisdictions’ tax is based on actual withholding taxes for the quarter. The decrease in the income tax provision for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily attributable to the decrease in pre-tax income for the period and the effect of the reduced benefit for domestic research and foreign tax credits.

As of March 31, 2010 and December 31, 2009, unrecognized tax benefits approximated $4.5 million, of which $3.5 million would affect the effective tax rate if recognized. The change in the unrecognized tax benefits was immaterial for the period. As of March 31, 2010, the Company is unable to estimate significant increases or decreases to unrecognized tax benefits that are reasonably possible within the next 12 months.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2010 and 2009, interest and penalties related to unrecognized tax benefits were immaterial and are included in unrecognized tax benefits.

At March 31, 2010, the Company’s 2005 through 2009 tax years were open and may be subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company is not currently under federal or foreign income tax examination. The Company is currently under a state tax examination in California for the years 2006 and 2007.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. In addition, the Company has agreements containing non-cancelable, nonrefundable payment terms with third parties to purchase services. Rent expense for the three months ended March 31, 2010 and March 31, 2009 amounted to $0.7 million and $0.7 million, respectively.

As of March 31, 2010, future minimum lease payments and non-cancelable purchase obligations are as follows (in thousands):

	Purchase Obligations	Lease Obligations	Total
2010 (remaining 9 months)	$35	$1,911	$1,946
2011	—	2,151	2,151
2012	—	2,044	2,044
2013	—	1,935	1,935
2014	—	1,742	1,742
Thereafter	—	813	813

	$35	$10,596	$10,631

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010. The Company expects that potential damages will continue to accrue during the stay period through the anticipated expiration of the asserted patents in September of 2010. Upon completion of Investigation No. 337-TA-605, including any appeals, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

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

Fact and expert discovery in the action are closed. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding Tessera’s claims for damages. The court granted Hynix’s motion to dismiss Tessera’s intentional interference claim. A written order regarding the court’s rulings has not yet issued.

At present, no trial date has been set. The parties are proceeding with trial preparation activities and are scheduled to appear for a Case Management Conference on May 25, 2010.

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

On October 30, 2009, the respondents filed their appellate briefing regarding the merits of the ITC’s ruling. Tessera filed its response brief in the appeal on January 15, 2010, and the respondents’ reply briefs were filed on February 19, 2010. Oral argument has been scheduled for May 7, 2010.

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

On December 29, 2009, the ITC issued a Notice of Final Determination holding, among other things, that it would (1) modify the ALJ’s construction of the claim terms “top layer” and “thereon” recited in claim 1 of U.S. Patent No. 5,663,106 (the “106 patent”); (2) reverse the ALJ’s finding that the accused µBGA products do not meet all of the limitations of the asserted claims of the ‘106 patent but affirm his finding that there is no infringement due to patent exhaustion; (3) affirm the ALJ’s finding that the accused wBGA products do not infringe the asserted claims of the ‘106 patent; (4) affirm the ALJ’s validity and domestic industry analyses pertaining to the asserted claims of the ‘106 patent; (5) affirm the ALJ’s finding that the Direct Loading testing methodology employed by Tessera’s expert fails to prove infringement; and (6) affirm the ALJ’s finding that the 1989 Motorola OMPAC 68-pin chip package fails to anticipate claims 17 and 18 of U.S. Patent No. 5,679,977 (the “977 patent”) under the on-sale bar provision of 35 U.S.C. § 102(b), but modify a portion of the Initial Determination. A public version of the ITC’s full opinion was issued on February 24, 2010. The ruling by the ITC is now being appealed, as discussed immediately below.

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

Tessera, Inc. et al., v. International Trade Commission., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1176

On January 28, 2010, the Company filed a Notice of Appeal of the ITC’s Final Determination in Investigation No. 337-TA-630 with the United States Court of Appeals for the Federal Circuit. Substantive briefing to the Federal Circuit has not yet been filed. Under the current schedule, the Company’s opening brief will be due on May 13, 2010 and its reply brief will be due on July 6, 2010.

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

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

On August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 10-00945 (N.D. Cal.)

On March 5, 2010, Powertech Technology Inc. (“PTI”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries Co., Ltd. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.), and assigned to the judge presiding over the action. On April 1, 2010, the Company filed a motion to dismiss the complaint for lack of subject matter jurisdiction. The hearing on Tessera’s motion currently is scheduled for May 13, 2010. A Case Management Conference currently is set for June 22, 2010.

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

On December 11, 2009, the Court reset the trial date from January 11, 2010 to February 1, 2010. On January 15, 2010 the Court again reset the trial date for March 1, 2010. On February 18 and 23, 2010, the Court held the Pretrial Management Conference, including hearing the parties’ motions in limine.

On March 1, 2010, the parties entered into a settlement agreement, agreed to a mutual dismissal of the action, and entered into an updated license agreement. The initial term of the updated license agreement runs through the end of 2016. UTAC has the option to renew the license for an additional five year term. Among other consideration to Tessera, under the terms of the agreement UTAC will pay $15.0 million in cash to address past royalties owed under the initial license.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera filed a response to the final official action on December 1, 2009. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1, 2009. Tessera filed a Notice of Appeal on February 1, 2010, and timely filed an appeal brief on April 5, 2010.

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera filed a request for reconsideration of this decision on August 7, 2009, upon which a decision from the PTO has not yet been received. Tessera timely filed an appeal brief on October 5, 2009, to which Requestor Siliconware filed a Response Brief on November 5, 2009. Requestor Siliconware refiled their Response Brief on March 17, 2010.

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

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera timely filed a response on October 21, 2009. On November 20, 2009, Requestor Powerchip filed comments to Tessera’s response of October 21, 2009. A Right of Appeal Notice was issued on February 22, 2010. In response to the Right of Appeal Notice, Tessera has filed an application for reissue of the patent to further address the matters raised during the reexamination proceedings.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera filed a response on January 19, 2010. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. Tessera will have an opportunity to respond.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera filed a Notice of Appeal on August 24, 2009. On October 26, 2009, Tessera filed a Statement of Grounds for Appeal with the EPO. STM filed comments to the Grounds for Appeal on March 8, 2010. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

The patents that are subject to these reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that have been preliminarily rejected in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described in this Note 10—”Commitments and Contingencies,” in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

On January 12, 2010, Spansion filed a motion to determine and estimate the amount of Tessera’s administrative expense claim, for the purpose of demonstrating the feasibility of Spansion’s Second Amended Joint Plan of Reorganization. Tessera’s administrative expense claim at issue relates to the damages that would be owed to Tessera for Spansion’s post-petition (post-March 1, 2009) infringement of certain Tessera patents. Tessera filed its objection to Spansion’s motion on January 22, 2010. On January 29, 2010, the court held a hearing on Spansion’s motion. The parties submitted post-hearing letter briefs on February 3, 2010. The Court announced its ruling that a reasonable royalty rate for Spansion products sold in the United States during the administrative period was 56.7 cents per unit. On April 6, 2010, the Court entered an order estimating the amount of any alleged administrative expensive claim of Tessera for purposes of plan confirmation in the amount of $4,232,986.13 for the period from March 1, 2009 to July 20, 2009.

On February 5, 2010, Spansion filed a motion for an order estimating the amount of “certain contingent, unliquidated, duplicative and/or overstated claims” for purposes of establishing class 5 plan distribution reserves. Tessera filed its objection to the estimation motion on February 17, 2010 and on that same date submitted three Amended Proofs of Claim based in part on the Court’s 56.7 cents per unit royalty rate. On February 18, 2010, Tessera filed a motion for authority to file its Amended Proofs of Claim. On March 23, 2010, the Court entered an order allowing Tessera to file its Amended Proofs of Claim.

Spansion’s February 5, 2010 estimation motion is pending and a hearing relating to the motions is currently scheduled for May 26, 2010.

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

On April 1, 2010, the Court issued its Order and Opinion on Confirmation in which, among other things, it denied Spansion’s request for plan confirmation due to, among other reasons, the failure to set aside a reserve for Tessera’s administrative expense claim in the amount of $4,232,986. 13. The Court overruled certain Tessera objections regarding irregularities in the plan voting solicitation and tabulation and Spansion’s failure to properly count Tessera’s three plan ballots. On April 7, Spansion filed an amended plan that included a reserve for the alleged administrative expense claim of Tessera in the amount of $4,232,986.13. On April 16, 2010, the Court issued its finding of facts, conclusions of law, and Order confirming the plan as amended.

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

On January 15, 2010, Amkor filed its response to Tessera’s counterclaims, along with certain new counterclaims by Amkor and a motion for priority consideration of certain issues. In its responsive pleading, Amkor denied Tessera’s counterclaims, arguing in part that Tessera’s counterclaims for royalties are barred by the doctrines of collateral estoppel and res judicata, and sought a declaratory judgment that it has not infringed and that its packages are not made under any of the patents asserted in Tessera’s answer and that the patents are invalid and unenforceable. Tessera filed an answer denying Amkor’s counterclaims and a response to Amkor’s motion on February 12, 2010. On March 28, 2010, the Tribunal ruled on Amkor’s motion for priority consideration, holding that certain issues—including royalties payable on a going-forward basis for the patents addressed in the previous arbitration, including but not limited to royalties applicable to packages assembled for Qualcomm, Inc., and Tessera’s counterclaim for breach of the audit provision—would be considered in an early hearing scheduled for August 30, 2010. That hearing has since been rescheduled for September 27-28, 2010. On April 22, 2010, the Tribunal issued a Provisional Order proposing a two week hearing on remaining issues to be held beginning on August 15, 2011. The case is in the discovery phase.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

NOTE 11 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
Micro-electronics Segment:
Royalty and license fees	$55,756	$106,523
Product and service revenues	—	36

Total Micro-electronics revenues	55,756	106,559
Imaging and Optics Segment:
Royalty and license fees	3,097	5,334
Product and service revenues	5,409	2,683

Total Imaging and Optics revenues	8,506	8,017

Total revenues	64,262	114,576

Operating expenses:
Micro-electronics Segment	15,937	17,870
Imaging and Optics Segment	19,908	18,640
Corporate overhead	11,016	10,339

Total operating expenses	46,861	46,849
Operating income (loss):
Micro-electronics Segment	39,819	88,689
Imaging and Optics Segment	(11,402)	(10,623)
Corporate overhead	(11,016)	(10,339)

Total operating income	$17,401	$67,727

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2010		2009
U.S.	$20,915	33%	$74,623	65%
Asia Pacific	38,016	59%	36,297	32%
Europe and other	5,331	8%	3,656	3%

	$64,262	100%	$114,576	100%

For the three months ended March 31, 2010, three customers each accounted for 10% or more of total revenues. For the three months ended March 31, 2009, two customers each accounted for 10% or more of total revenues.

Net property and equipment are presented below by geographical area (in thousands):

	Three Months Ended March 31,
	2010	2009
U.S.	$41,166	$37,682
Japan	801	1,329
Romania	596	468
Ireland	429	561
Israel and other	278	338

Total	$43,270	$40,378

NOTE 12 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Commercial paper	$87,956	$23	$(16)	$87,963
Money market funds	21,630	—	—	21,630
Bank deposits	5,709	—	—	5,709
Corporate bonds and notes	83,116	555	(60)	83,611
Treasury and agency notes and bills	93,770	85	(60)	93,795
Municipal bonds and notes	88,215	122	(19)	88,318
Variable rate demand notes	8,500	—	(2)	8,498
Asset-backed securities	1,055	—	(365)	690

Total available-for-sale securities	389,951	785	(522)	390,214
Trading securities
Auction rate municipal bond securities	14,010	—	—	14,010

Total marketable securities	$403,961	$785	$(522)	$404,224

Reported in:
Cash and cash equivalents				$78,257
Short-term investments				311,267
Long-term investments				14,700

Total marketable securities				$404,224

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Commercial paper	$82,347	$7	$(6)	$82,348
Money market funds	13,971	—	—	13,971
Bank deposits	5,808	—	—	5,808
Corporate bonds and notes	84,245	452	(142)	84,555
Treasury and agency notes and bills	59,680	62	(78)	59,664
Municipal bonds and notes	119,886	168	(69)	119,985
Asset-backed securities	1,642	—	(449)	1,193

Total available-for-sale securities	367,579	689	(744)	367,524
Trading securities
Auction rate municipal bond securities	14,498	—	—	14,498

Total marketable securities	$382,077	$689	$(744)	$382,022

Reported in:
Cash and cash equivalents				$86,246
Short-term investments				280,085
Long-term investments				15,691

Total marketable securities				$382,022

At March 31, 2010 and December 31, 2009, the Company held $432.1 million and $403.6 million in cash, cash equivalents, short-term and long-term investments, respectively. Of these amounts, the majority are held in marketable securities as shown above. The remaining balances are generally cash held in operating accounts.

At March 31, 2010 and December 31, 2009, the Company had $14.7 million and $15.7 million, respectively, of auction rate municipal bonds securities (“ARS”) and asset-backed securities, including mortgage-backed securities (collectively, “ABS”) recorded at fair value. The original cost for these securities was $17.2 million and $18.5 million, respectively. Based upon an analysis of market and other factors, ABS with an original par value of $2.1 million were written-down to an estimated fair value of $0.7 million as of March 31, 2010 as the decline in value of these certain investments were determined to be other-than-temporary. The Company recorded impairment charges that decreased pre-tax income by $1.6 million for the three months ended March 31, 2009 and did not record any impairment charges in the three months ended March 31, 2010. Net unrealized gains of $0.3 million, net of tax, as of the three months ended March 31, 2010, related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. For certain investments with a temporary decline in value, because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired as of March 31, 2010.

The gross realized losses on sales of marketable securities were $0.3 million for the three months ended March 31, 2010, almost all of which were previously recorded as impairment. The gross realized gains on sales of marketable securities were not significant during the three months ended March 31, 2010. The gross realized gains and losses on sales of marketable securities were not significant during the three months ended March 31, 2009.

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

In November 2008, the Company entered into an agreement with UBS which granted the Company and UBS various rights (the “Rights”), including the right to permit the Company to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by the Company. The Company has elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of the guidance for the fair value option for financial assets and financial liabilities. Upon acceptance of the Rights, the Company recorded the fair value of the Rights in other assets with an offsetting entry to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, the Company reclassified the ARS investments from available-for-sale to trading to reflect its intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are recorded in current period earnings. For the three months ended March 31, 2010, the Company recorded an insignificant amount of unrealized gains in relation to the change in the fair value of the ARS investment and an offsetting entry of an insignificant amount related to the change in fair value of the Rights to other assets. For the year ended December 31, 2009, the Company recorded $2.8 million of unrealized gains in relation to the change in the fair value of the ARS investment and an offsetting entry of approximately $2.8 million related to the change in fair value of the Rights to other assets. The fair value of the Rights was based on the Company’s expected value to be received from UBS, which was the difference between par and fair value of the ARS at the end of the current period. This value was discounted using UBS’s credit default swap rate to account for the counterparty risk. The Company expects that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale and trading securities which have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time (in thousands):

March 31, 2010	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial Paper	$51,078	$(16)	$—	$—	$51,078	$(16)
Corporate bonds and notes	15,893	(55)	1,948	(5)	17,841	(60)
Treasury and agency notes and bills	32,083	(60)	—	—	32,083	(60)
Municipal bonds and notes	35,450	(19)	—	—	35,450	(19)
Variable rate demand notes	3,498	(2)	—	—	3,498	(2)
Asset-backed securities	120	(14)	570	(351)	690	(365)
Auction rate municipal bond securities	—	—	14,010	—	14,010	—

Total	$138,122	$(166)	$16,528	$(356)	$154,650	$(522)

December 31, 2009	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial Paper	$29,024	$(6)	$—	$—	$29,024	$(6)
Corporate bonds and notes	27,158	(124)	3,285	(18)	30,443	(142)
Treasury and agency notes and bills	21,454	(78)	—	—	21,454	(78)
Municipal bonds and notes	45,380	(69)	—	—	45,380	(69)
Asset-backed securities	90	(50)	1,103	(399)	1,193	(449)
Auction rate municipal bond securities	—	—	14,498	—	14,498	—

Total	$123,106	$(327)	$18,886	$(417)	$141,992	$(744)

The estimated fair value of marketable securities by contractual maturity at March 31, 2010 is shown below (in thousands). Asset-backed securities are excluded as they do not have a single maturity date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$258,980
Due in one to two years	144,554

Total	$403,534

NOTE 13 – FAIR VALUE

The Company follows the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The guidance for fair value measurements establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has elected to record the Rights related to the ARS invested with UBS, as discussed above, at fair value under the provisions of the guidance for the fair value option for financial assets and financial liabilities.

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

The following is a list of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2010 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$21,630	$21,630	$—	$—
Bank deposits (1)	5,709	5,709	—	—
Commercial paper (2)	87,963	—	87,963	—
Treasury and agency notes and bills (2)	93,795	—	93,795	—
Corporate bonds and notes (3)	83,611	—	83,611	—
Municipal bonds and notes (3)	88,318	—	88,318	—
Variable rate demand notes (3)	8,498	—	8,498	—
Asset-backed securities (4)	690	—	—	690
Auction rate municipal bonds (4)	14,010	—	—	14,010

Total marketable securities	404,224	27,339	362,185	14,700
Rights related to the UBS agreement (5)	1,115	—	—	1,115

Total Assets	$405,339	$27,339	$362,185	$15,815

The following footnotes indicate where the noted items are recorded in the Consolidated Balance Sheet at March 31, 2010:

(1)	Money market funds and bank deposits are reported as cash and cash equivalents.
(2)	Commercial paper and treasury and government agency notes and bills are reported as either cash and cash equivalents or short-term investments.
(3)	Corporate bonds and notes, municipal bonds and notes and variable rate demand notes are reported as short-term investments.
(4)	Asset-backed securities and auction rate municipal bond securities are reported as long-term investments.
(5)	Rights related to the UBS agreement are reported as other assets.

The following is a list of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2009 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$13,971	$13,971	$—	$—
Bank deposits (1)	5,808	5,808	—	—
Commercial paper (2)	82,348	—	82,348	—
Corporate bonds and notes (2)	84,555	—	84,555	—
Municipal bonds and notes (3)	119,985	—	119,985	—
Treasury and agency notes and bills (3)	59,664	—	59,664	—
Asset-backed securities (4)	1,193	—	—	1,193
Auction rate municipal bonds (4)	14,498	—	—	14,498

Total marketable securities	382,022	19,779	346,552	15,691
Rights related to the UBS agreement (5)	1,127	—	—	1,127

Total Assets	$383,149	$19,779	$346,552	$16,818

The following footnotes indicate where the noted items are recorded in the Consolidated Balance Sheet at December 31, 2009:

(1)	Money market funds and bank deposits are reported as cash and cash equivalents.
(2)	Commercial paper and corporate bond and notes are reported as either cash and cash equivalents or short-term investments.
(3)	Municipal bonds and notes and treasury and government agency notes and bills are reported as short-term investments.

(4)	Asset-backed securities and auction rate municipal bond securities are reported as long-term investments.
(5)	Rights related to the UBS agreement are reported as other assets.

The Company’s ARS and ABS holdings have been classified as Level 3 long-term investments due to the lack of active markets for these investments. For the valuation of the Company’s ARS and ABS investments, the Company utilizes valuation models that rely exclusively on unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. Also included in the Level 3 classification is the fair value of the Rights related to UBS agreement. See Note 12 – “Financial Instruments” above for further information.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

	Rights (Level 3)	Available-for-sale and trading securities (Level 3)	Total (Level 3)
Balance at December 31, 2009	$1,127	$15,691	$16,818
Purchases, sales, issuances and settlements, net	—	(971)	(971)
Total gains or losses (realized and unrealized):
Included in earnings	(12)	(104)	(116)
Included in other comprehensive income	—	84	84
Transfers in/(out) of Level 3	—	—	—

Balance at March 31, 2010	$1,115	$14,700	$15,815

NOTE 14 – RELATED PARTY TRANSACTION

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of March 31, 2010 and December 31, 2009, the Company invested $2.0 million in NemoTek, which represented less than a 10 percent holding in NemoTek, respectively. Revenues from NemoTek were less than 1 percent of total revenue for the three months ended March 31, 2010 and 2009, respectively. The account receivable from NemoTek was $0.3 million as of March 31, 2010 and December 31, 2009, respectively.

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used within Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A— Risk Factors in this Quarterly Report on Form 10-Q:

Abbreviation or Acronym	Definition
3D	3 dimensional
ASIC	Application-specific integrated circuits
ASSP	Application-specific standard product semiconductors
CSP	Chip-scale packaging
DDR2	Double-data-rate two
DDR3	Double-data-rate three
DDR4	Double-data-rate four
DRAM	Dynamic random access memory
DSP	Digital signal processors
IC	Integrated circuits
IP	Intellectual property
NAND	Not And Flash memory
NOR	Not Or Flash memory
RTL	Register transfer level
SRAM	Static random access memory
TCC	Tessera Compliant Chip
VGA	Video graphics array

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2009 found in our Annual Report on Form 10-K, filed on February 25, 2010.

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing our common stock pursuant to the authorization of our Board of Directors, the levels of customer spending or research and development activities, general economic conditions, the sufficiency of financial resources to support future operations and capital expenditures. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part II, Item 1A of this Quarterly Report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Our patent portfolio includes more than 1,900 domestic and internationally issued patents and patent applications, covering a range of advanced semiconductor packaging, substrate, interconnect, imaging and optics, and thermal management technologies.

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

Our Technologies

We develop, license and manufacture technologies in two key areas:

•	Micro-electronics— including semiconductor packaging technologies encompassing interconnect and substrates, and thermal management technology; and

•	Imaging & Optics— including wafer-level packaging, wafer-level optics, image enhancement technologies and micro-optics

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

Our Products and Solutions

Within our Imaging and Optics segment, we develop and manufacture imaging and optics solutions as well as provide services to our licensees to shorten their development effort and time to market. We manufacture small form factor micro-optics solutions using our wafer-level processes and equipment, targeted at three main markets: lithography, communications and barcode scanners. Our Product Launch Services is a strategic initiative to support our infrastructure licensees with proof of high-volume manufacturability and enables customers access to our new technology. We are currently manufacturing OptiML single-element VGA lens directly to manufacturers. We also provide our customers and partners with engineering, assembly and infrastructure services.

Acquisitions

We have grown our business partly through acquisitions. All of these acquisitions are related to our Imaging and Options segment. The impact of these acquisitions on our financial results has been included in the following discussion. In May 2009, we completed our purchase of certain intellectual property and customer agreements from Dblur Technologies Ltd., an Israeli company. In February 2008, we completed our acquisition of FotoNation, Inc., a Delaware corporation. In February 2007, we completed our acquisition of Eyesquad GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and its subsidiary, which operated in Israel. In February 2007 and May 2005, we purchased from North Corporation all of its patents and patent applications filed in the U.S. and in foreign jurisdictions, trademark assets and certain tangible assets. In July 2006, we completed our acquisition of Digital Optics Corporation, a Delaware corporation. In December 2005, we completed our purchase of certain assets of Shellcase, Ltd., an Israeli company.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Royalty and license fees	92%	98%
Product and service revenues	8	2

Total revenues	100	100

Operating expenses:
Cost of revenues	8	4
Research, development and other related costs	25	14
Selling, general and administrative costs	30	15
Litigation expense	10	8

Total operating expenses	73	41
Operating income	27	59
Other income and expense, net	1	2

Income before taxes	28	61
Provision for income taxes	13	27

Net income	15%	34%

Revenues

The following table sets forth our revenues by type (in thousands, except for percentages):

	Three Months Ended
	March 31, 2010		March 31, 2009		Increase/ (Decrease)	% Change
Royalty and license fees	$58,853	92%	$111,857	98%	$(53,004)	(47)%
Product and service revenues	5,409	8	2,719	2	2,690	99

Total revenues	$64,262	100%	$114,576	100%	$(50,314)	(44)%

Revenues for the three months ended March 31, 2010 were $64.3 million as compared to $114.6 million for the three months ended March 31, 2009, a decrease of $50.3 million, or 44%. The overall decrease in revenues in the three months ended March 31, 2010 as compared to the same period in 2009 is primarily due to a non-recurring royalty revenue of $60.6 million from Amkor Technology, Inc. in February 2009, awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera. Excluding this award, revenues for the three months ended March 31, 2010 were up $10.3 million as compared to the three months ended March 31, 2009. The increase was due to a $3.0 million payment for past royalties under a $15.0 million litigation settlement with United Test Assembly Center Ltd. (“UTAC”), the remainder of which is to be received in the second half of 2010. Also contributing to the increase are unit growth in the semiconductor market and increased demand in the photolithography industry.

Cost of Revenues

Cost of revenues primarily consists of direct compensation, materials, amortization of intangible assets related to acquired technologies, supplies and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment were reclassified as a component of cost of revenues from research, development and other related costs starting in fiscal year 2009 as revenue was generated from these assets. The amortization of acquired intangible assets as a component of cost of revenues relates primarily to royalty and license fees revenues derived from our imaging and optics technologies. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our imaging and optics technologies, the product and service revenues component of total revenues, on the mix of product sales to semiconductor, optics and communications industries and timing of property and equipment being placed in service.

Cost of revenues for the three months ended March 31, 2010 was $5.2 million, as compared to $4.1 million for the three months ended March 31, 2009, an increase of $1.1 million, or 27%. The increase was primarily attributable to the increase in production expenses related to increased Micro-optics sales.

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

Research, development and other related costs for the three months ended March 31, 2010 were $15.8 million, a decrease of $0.8 million, or 5%, as compared to $16.6 million for the three months ended March 31, 2009. The decrease was primarily due to a reduction in personnel related expenses of $0.6 million and lower depreciation expense of $0.3 million.

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

Selling, general and administrative expenses for the three months ended March 31, 2010 were $19.3 million, an increase of $1.8 million, or 10%, as compared to $17.5 million for the three months ended March 31, 2009. The increase was primarily attributable to an increase of $0.9 million in general legal consulting expenses and $0.8 million in depreciation and amortization expenses.

Litigation Expense. Litigation expense for the three months ended March 31, 2010 was $6.6 million, as compared to $8.6 million for the three months ended March 31, 2009, a decrease of $2.0 million, or 24%. The decrease was primarily attributable to a decrease in case activities in our legal proceedings related to the International Trade Commission, offset by an increase in legal proceedings related to the UTAC litigation. Refer to Part II, Item 1 —Legal Proceedings for additional details.

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

Stock-based Compensation Expense

The effect of recording stock-based compensation expense for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Cost of revenues	$175	$111
Research, development and other related costs	2,677	2,667
Selling, general and administrative	4,014	3,538

Total stock-based compensation expense	$6,866	$6,316

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2010 and 2009 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Employee stock options	$3,751	$3,444
Restricted stock awards and units	2,609	2,454
Employee stock purchase plan	506	418

Total stock-based compensation expense	$6,866	$6,316

Stock-based compensation awards included employee stock options, restricted stock and employee stock purchases under our 2003 Employee Stock Purchase Plan. Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $6.9 million and $6.3 million, respectively. The overall increase was primarily related to an increase in grants of stock awards to employees based on our compensation incentive program and additional stock-based compensation expense resulting from modification of stock awards to employees terminated from the company. Future stock-based compensation expense and unrecognized stock-based compensation expense will increase as we grant additional stock awards.

Other Income and Expense, Net

Other income and expense, net, for the three months ended March 31, 2010 was $0.5 million, as compared to $2.8 million, for the three months ended March 31, 2009. The decrease is due to a reduction in interest income on our investments in the first quarter of 2010, as a result of lower prevailing interest rates as compared to the first quarter of 2009 which also included a $3.5 million interest payment from Amkor received in February 2009 as part of the $64.1 million awarded by an arbitration panel for Amkor’s breach of its license agreement and a $1.6 million other-than-temporary write-down of our asset-backed securities.

Provision for Income Taxes

Income tax provision for the three months ended March 31, 2010 was $8.1 million and was comprised of domestic income tax and foreign income and withholding tax. For the three months ended March 31, 2009, the income tax provision was $31.0 million and was comprised of domestic income tax and foreign income and withholding tax. The decrease in the income tax provision from the three months ended March 31, 2009 is primarily attributable to the decrease in domestic pre-tax income for the period and the effect of the reduced benefit for domestic research and foreign tax credits.

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

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 11 of the Notes to Condensed Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting. We do not present financial data to our Chief Operating Decision Maker (“CODM”) for each of our divisions, and our CODM does not evaluate each division separately from our segments when measuring the operating performance of our business.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
Micro-electronics Segment:
Royalty and license fees	$55,756	$106,523
Product and service revenues	—	36

Total Micro-electronics revenues	55,756	106,559
Imaging and Optics Segment:
Royalty and license fees	3,097	5,334
Product and service revenues	5,409	2,683

Total Imaging and Optics revenues	8,506	8,017

Total revenues	64,262	114,576

Operating expenses:
Micro-electronics Segment	15,937	17,870
Imaging and Optics Segment	19,908	18,640
Corporate overhead	11,016	10,339

Total operating expenses	46,861	46,849
Operating income (loss):
Micro-electronics Segment	39,819	88,689
Imaging and Optics Segment	(11,402)	(10,623)
Corporate overhead	(11,016)	(10,339)

Total operating income	$17,401	$67,727

The revenues and operating income amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended March 31, 2010, corporate overhead expenses were $11.0 million compared to $10.3 million for the three months ended March 31, 2009. The increase of $0.7 million from the three months ended March 31, 2009 was mainly attributable to an increase in stock-based compensation expense of $0.7 million and legal and consulting expenses of $0.4 million related to corporate development activity in pursuit of our ongoing investigations of various businesses and technologies that we might acquire to further our strategic goals, offset by a decrease in marketing-related expenses of $0.6 million.

Micro-electronics Segment

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Micro-electronics:
Royalty and license fees	$55,756	$106,523
Product and service revenues	0	36

Total Micro-electronics revenues	55,756	106,559
Operating expenses:
Cost of revenues	—	163
Research, development and other related costs	6,575	6,993
Selling, general and administrative	2,765	2,089
Litigation expense	6,597	8,625

Total operating expenses	15,937	17,870

Total operating income	$39,819	$88,689

Micro-electronics revenues for the three months ended March 31, 2010 were $55.8 million as compared to $106.6 million for the three months ended March 31, 2009, which represented a decrease of $50.8 million, or 48%. The decrease was primarily attributed to a non-recurring royalty revenue of $60.6 million from Amkor, awarded by an arbitration panel for their material breach of their license agreement with our Company in February 2009. Excluding this award, revenues for the three months ended March 31, 2010 were up $9.8 million as compared to the three months ended March 31, 2009. The increase was due to a $3.0 million payment for past royalties under a $15.0 million litigation settlement with UTAC, the remainder of which is to be received in the second half of 2010. Also contributing to the increase is unit growth in the semiconductor market.

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

Operating expenses for the three months ended March 31, 2010 were $15.9 million and consisted primarily of research, development and other related costs of $6.6 million, SG&A costs of $2.7 million and $6.6 million in litigation expenses. Operating expenses for the three months ended March 31, 2010 of $15.9 million represented a decrease of $2.0 million as compared to $17.9 million for the three months ended March 31, 2009, which was primarily attributable to a decrease in litigation expenses of $2.0 million, a decrease of $0.5 million in personnel and related expenses, and a reduction of $0.4 million in stock-based compensation expense, offset by an increase in legal and outside consulting expenses of $0.7 million.

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

Operating income for the three months ended March 31, 2010 and March 31, 2009 was $39.8 million and $88.7 million, respectively, which represented a decrease of $48.9 million, or 55%, for the reasons stated above.

Imaging and Optics Segment

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Imaging and Optics:
Royalty and license fees	$3,097	$5,334
Product and service revenues	5,409	2,683

Total Imaging and Optics revenues	8,506	8,017
Operating expenses:
Cost of revenues	5,195	3,935
Research, development and other related costs	9,236	9,637
Selling, general and administrative	5,477	5,068
Litigation expense	—	—

Total operating expenses	19,908	18,640

Total operating loss	$(11,402)	$(10,623)

Imaging and Optics revenues for the three months ended March 31, 2010 were $8.5 million as compared to $8.0 million for the three months ended March 31, 2009, an increase of $0.5 million, or 6%. The increase in Imaging and Optics revenues was primarily attributable to increased demand in the photolithography industry.

Operating expenses for the three months ended March 31, 2010 were $19.9 million and consisted of cost of revenues of $5.2 million, research, development and other related costs of $9.2 million and SG&A costs of $5.5 million. Operating expenses for the three months ended March 31, 2009 were $18.6 million. The increase of $1.3 million in total operating expenses from the three months ended March 31, 2009 was primarily due to increases in personnel related expenses of $0.8 million, increases in stock-based compensation expense of $0.3 million, offset by a decrease in outside services expense of $0.4 million.

Operating loss for the three months ended March 31, 2010 and March 31, 2009 was $11.4 million and $10.6 million, respectively, which represented an increased loss of $0.8 million, or 8%, for the reasons stated above.

Liquidity and Capital Resources

(in thousands, except for percentages)	As of March 31, 2010	As of December 31, 2009
Cash and cash equivalents	$106,115	$107,873
Short-term investments	311,267	280,085
Long-term investments	14,700	15,691

Total cash, cash equivalents, short-term and long-term investments	$432,082	$403,649

Percentage of total assets	68%	65%

	Three Months Ended
	March 31, 2010	March 31, 2009
Net cash provided by operating activities	$29,181	$85,764
Net cash used in investing activities	$(33,559)	$(22,477)
Net cash provided by financing activities	$2,620	$2,584

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $432.1 million at March 31, 2010, an increase of $28.5 million from $403.6 million at December 31, 2009. Cash and cash equivalents were $106.1 million at March 31, 2010, a decrease of $1.8 million from $107.9 million at December 31, 2009. The decrease in cash and cash equivalents was primarily the result of $33.6 million net cash used in investing activities, offset by $29.2 million in cash provided by operating activities and $2.6 million in cash provided by financing activities.

Cash flows from operations were $29.2 million for the three months ended March 31, 2010, primarily due to net income of $9.8 million, adjusted for non-cash items of depreciation and amortization of $6.1 million and stock-based compensation expense of $6.9 million, and a net increase in the changes in operating assets and liabilities of $6.7 million.

Cash flows from operations were $85.8 million for the three months ended March 31, 2009, primarily due to net income of $39.5 million, adjusted for non-cash items of depreciation and amortization of $5.0 million, impairment charge of long-term investments of $1.6 million, stock-based compensation expense of $6.3 million, and a net increase in the changes in operating assets and liabilities of $32.3 million.

Net cash used in investing activities was $33.6 million in the three months ended March 31, 2010, primarily related to purchases of short-term investments of $155.3 million, purchases of property and equipment of $2.1 million, purchases of intangible assets of $1.6 million, offset by proceeds from maturities and sales of investments of $125.4 million.

Net cash used in investing activities was $22.5 million in the three months ended March 31, 2009, primarily related to purchases of short-term investments of $52.8 million, purchases of property and equipment of $5.7 million, increase in equity investments of $0.9 million, offset by proceeds from maturities and sales of investments of $35.4 million.

The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including cash equivalents, short-term and long-term investments in a variety of securities, including municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, auction rate municipal bond securities, bank demand accounts, and asset-backed obligations. We invest excess cash predominantly in marketable debt securities that are of high-quality investment grade and the majority of which have maturities of less than one year. The majority of our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Unrealized losses and declines in value determined to be other-than-temporary, if any, on available-for-sale securities are generally reported in other income and expense, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and externally provided pricing models.

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

In November 2008, we entered into an agreement with UBS which granted us and UBS various rights (the “Rights”), including the right to permit us to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 and gave UBS the right to call such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by us. We have elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of the guidance for the fair value option for financial assets and financial liabilities. Upon acceptance of the Rights, we recorded the fair value of the Rights in other assets with an offsetting entry to other income and expense, net. Additionally, in conjunction with the acceptance of the Rights, we reclassified the ARS investments from available-for-sale to trading to reflect our intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are recorded in current period earnings. For the three months ended March 31, 2010, we recorded an insignificant amount of unrealized gains in relation to the change in the fair value of the ARS investment and an offsetting entry of an insignificant amount related to the change in fair value of the Rights to other assets. For the three month period ended March 31, 2009, we recorded $3.0 million of unrealized gains in relation to the increase in the fair value of the ARS investments and an offsetting entry of approximately $3.0 million related to the decrease in fair value of the Rights to other assets. The fair value of the Rights was based on our expected value to be received from UBS, which was the difference between par and fair value of the ARS at the end of the current period. This value was discounted using UBS’s credit default swap rate to account for the counterparty risk. We expect that future changes in the fair value of the Rights will approximate fair value movements in the related ARS.

In connection with the liquidity issues experienced in the global credit and capital markets, our asset-backed securities, including mortgage-backed securities (collectively “ABS”), and ARS investment portfolio has experienced failed auctions or thinly traded markets. However, we continue to earn and receive interest on these investments at the maximum contractual rate. Due to the lack of observable market quotes on our ARS and ABS investment portfolio, we utilize valuation models that rely on Level 3 unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments is subject to uncertainties that are difficult to predict. Net unrealized gain of $0.3 million, net of tax, related to a temporary increase in the fair value of the remaining available-for-sale securities were recorded in accumulated other comprehensive income (loss) as an increase in stockholders’ equity at March 31, 2010.

We continue to monitor the market for ARS and ABS and consider its impact, if any, on the fair value of our investments. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges to net income or additional unrealized losses in accumulated other comprehensive income (loss), which could negatively affect our financial condition, statement of operations or cash flow. For certain investments with a temporary decline in value, because we have the ability to hold these investments until the market recovers or until they reach maturity, do not anticipate having to sell these securities with unrealized losses in order to operate our business and continue to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired. We believe that based on our cash, cash equivalents and short-term investment balances of $417.4 million at March 31, 2010 and expected operating cash flows, the current lack of an active market in the credit and capital markets will not have a material impact on our ability to fund our operations.

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of March 31, 2010, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of March 31, 2010, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash from financing activities was $2.6 million for the three months ended March 31, 2010, due to $2.3 million from the issuance of common stock under our employee stock option programs and employee stock purchase plans and $0.3 million of excess tax benefits from stock compensation expense for the period. Net cash from financing activities was $2.6 million for the three months ended March 31, 2009, due to $1.1 million from the issuance of common stock under our employee stock purchase plans and $1.5 million of excess tax benefits from stock compensation expense for the period.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$10,596	$6,106	$3,677	$813
Purchase obligations	35	35	—	—

Total	$10,631	$6,141	$3,677	$813

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

See Note 10—“Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2010, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In September 2007, we licensed our OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of March 31, 2010 and December 31, 2009, we invested $2.0 million in NemoTek, which represented less than a 10 percent holding in NemoTek, respectively. Revenues from NemoTek were less than 1 percent of total revenue for the three months ended March 31, 2010 and 2009, respectively. The account receivable from NemoTek was $0.3 million as of March 31, 2010 and December 31, 2009, respectively.

Critical Accounting Estimates

During the three months ended March 31, 2010 there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting policies, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K, filed February 25, 2010.

Recent Accounting Pronouncements

See Note 3— “Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see Item 7A—Quantitative and Qualitative Disclosures About Market Risk in the Company’s 2009 Annual Report on Form 10-K, filed on February 25, 2010.

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010. The Company expects that potential damages will continue to accrue during the stay period through the anticipated expiration of the asserted patents in September of 2010. Upon completion of Investigation No. 337-TA-605, including any appeals, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

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

Fact and expert discovery in the action are closed. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding Tessera’s claims for damages. The court granted Hynix’s motion to dismiss Tessera’s intentional interference claim. A written order regarding the court’s rulings has not yet issued.

At present, no trial date has been set. The parties are proceeding with trial preparation activities and are scheduled to appear for a Case Management Conference on May 25, 2010.

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

On October 30, 2009, the respondents filed their appellate briefing regarding the merits of the ITC’s ruling. Tessera filed its response brief in the appeal on January 15, 2010, and the respondents’ reply briefs were filed on February 19, 2010. Oral argument has been scheduled for May 7, 2010.

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

On December 29, 2009, the ITC issued a Notice of Final Determination holding, among other things, that it would (1) modify the ALJ’s construction of the claim terms “top layer” and “thereon” recited in claim 1 of U.S. Patent No. 5,663,106 (the “106 patent”); (2) reverse the ALJ’s finding that the accused µBGA products do not meet all of the limitations of the asserted claims of the ‘106 patent but affirm his finding that there is no infringement due to patent exhaustion; (3) affirm the ALJ’s finding that the accused wBGA products do not infringe the asserted claims of the ‘106 patent; (4) affirm the ALJ’s validity and domestic industry analyses pertaining to the asserted claims of the ‘106 patent; (5) affirm the ALJ’s finding that the Direct Loading testing methodology employed by Tessera’s expert fails to prove infringement; and (6) affirm the ALJ’s finding that the 1989 Motorola OMPAC 68-pin chip package fails to anticipate claims 17 and 18 of U.S. Patent No. 5,679,977 (the “977 patent”) under the on-sale bar provision of 35 U.S.C. § 102(b), but modify a portion of the Initial Determination. A public version of the ITC’s full opinion was issued on February 24, 2010. The ruling by the ITC is now being appealed, as discussed immediately below.

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

Tessera, Inc. et al., v. International Trade Commission., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1176

On January 28, 2010, the Company filed a Notice of Appeal of the ITC’s Final Determination in Investigation No. 337-TA-630 with the United States Court of Appeals for the Federal Circuit. Substantive briefing to the Federal Circuit has not yet been filed. Under the current schedule, the Company’s opening brief will be due on May 13, 2010 and its reply brief will be due on July 6, 2010.

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

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

On August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 22, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 10-00945 (N.D. Cal.)

On March 5, 2010, Powertech Technology Inc. (“PTI”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries Co., Ltd. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.), and assigned to the judge presiding over the action. On April 1, 2010, the Company filed a motion to dismiss the complaint for lack of subject matter jurisdiction. The hearing on Tessera’s motion currently is scheduled for May 13, 2010. A Case Management Conference currently is set for June 22, 2010.

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

On December 11, 2009, the Court reset the trial date from January 11, 2010 to February 1, 2010. On January 15, 2010 the Court again reset the trial date for March 1, 2010. On February 18 and 23, 2010, the Court held the Pretrial Management Conference, including hearing the parties’ motions in limine.

On March 1, 2010, the parties entered into a settlement agreement, agreed to a mutual dismissal of the action, and entered into an updated license agreement. The initial term of the updated license agreement runs through the end of 2016. UTAC has the option to renew the license for an additional five year term. Among other consideration to Tessera, under the terms of the agreement UTAC will pay $15.0 million in cash to address past royalties owed under the initial license.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008 a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera filed a response to the final official action on December 1, 2009. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1, 2009. Tessera filed a Notice of Appeal on February 1, 2010, and timely filed an appeal brief on April 5, 2010.

On February 19, 2008 the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008 Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008 Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera filed a request for reconsideration of this decision on August 7, 2009, upon which a decision from the PTO has not yet been received. Tessera timely filed an appeal brief on October 5, 2009, to which Requestor Siliconware filed a Response Brief on November 5, 2009. Requestor Siliconware refiled their Response Brief on March 17, 2010.

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

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera timely filed a response on October 21, 2009. On November 20, 2009, Requestor Powerchip filed comments to Tessera’s response of October 21, 2009. A Right of Appeal Notice was issued on February 22, 2010. In response to the Right of Appeal Notice, Tessera has filed an application for reissue of the patent to further address the matters raised during the reexamination proceedings.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera filed a response on January 19, 2010. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. Tessera will have an opportunity to respond.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. The Company filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which the Company filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera filed a Notice of Appeal on August 24, 2009. On October 26, 2009, Tessera filed a Statement of Grounds for Appeal with the EPO. STM filed comments to the Grounds for Appeal on March 8, 2010. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

The patents that are subject to these reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that have been preliminarily rejected in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described in this Part II, Item 1—Legal Proceedings, in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

On January 12, 2010, Spansion filed a motion to determine and estimate the amount of Tessera’s administrative expense claim, for the purpose of demonstrating the feasibility of Spansion’s Second Amended Joint Plan of Reorganization. Tessera’s administrative expense claim at issue relates to the damages that would be owed to Tessera for Spansion’s post-petition (post-March 1, 2009) infringement of certain Tessera patents. Tessera filed its objection to Spansion’s motion on January 22, 2010. On January 29, 2010, the court held a hearing on Spansion’s motion. The parties submitted post-hearing letter briefs on February 3, 2010. The Court announced its ruling that a reasonable royalty rate for Spansion products sold in the United States during the administrative period was 56.7 cents per unit. On April 6, 2010, the Court entered an order estimating the amount of any alleged administrative expensive claim of Tessera for purposes of plan confirmation in the amount of $4,232,986.13 for the period from March 1, 2009 to July 20, 2009.

On February 5, 2010, Spansion filed a motion for an order estimating the amount of “certain contingent, unliquidated, duplicative and/or overstated claims” for purposes of establishing class 5 plan distribution reserves. Tessera filed its objection to the estimation motion on February 17, 2010 and on that same date submitted three Amended Proofs of Claim based in part on the Court’s 56.7 cents per unit royalty rate. On February 18, 2010, Tessera filed a motion for authority to file its Amended Proofs of Claim. On March 23, 2010, the Court entered an order allowing Tessera to file its Amended Proofs of Claim.

Spansion’s February 5, 2010 estimation motion is pending and a hearing relating to the motions is currently scheduled for May 26, 2010.

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

On April 1, 2010, the Court issued its Order and Opinion on Confirmation in which, among other things, it denied Spansion’s request for plan confirmation due to, among other reasons, the failure to set aside a reserve for Tessera’s administrative expense claim in the amount of $4,232,986. 13. The Court overruled certain Tessera objections regarding irregularities in the plan voting solicitation and tabulation and Spansion’s failure to properly count Tessera’s three plan ballots. On April 7, Spansion filed an amended plan that included a reserve for the alleged administrative expense claim of Tessera in the amount of $4,232,986.13. On April 16, 2010, the Court issued its finding of facts, conclusions of law, and Order confirming the plan as amended.

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

On January 15, 2010, Amkor filed its response to Tessera’s counterclaims, along with certain new counterclaims by Amkor and a motion for priority consideration of certain issues. In its responsive pleading, Amkor denied Tessera’s counterclaims, arguing in part that Tessera’s counterclaims for royalties are barred by the doctrines of collateral estoppel and res judicata, and sought a declaratory judgment that it has not infringed and that its packages are not made under any of the patents asserted in Tessera’s answer and that the patents are invalid and unenforceable. Tessera filed an answer denying Amkor’s counterclaims and a response to Amkor’s motion on February 12, 2010. On March 28, 2010, the Tribunal ruled on Amkor’s motion for priority consideration, holding that certain issues—including royalties payable on a going-forward basis for the patents addressed in the previous arbitration, including but not limited to royalties applicable to packages assembled for Qualcomm, Inc., and Tessera’s counterclaim for breach of the audit provision—would be considered in an early hearing scheduled for August 30, 2010. That hearing has since been rescheduled for September 27-28, 2010. On April 22, 2010, the Tribunal issued a Provisional Order proposing a two week hearing on remaining issues to be held beginning on August 15, 2011. The case is in the discovery phase.

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

In the past, we have found it necessary to litigate to enforce our patents and other intellectual property rights, to enforce the terms of our existing license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1— Legal Proceedings, are examples of significant disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by current licensees under the terms of their license agreements. These existing and any future legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they subsequently fail to enter into a license agreement with us or pay for licensed technology, then it may become necessary for us to commence legal proceedings against them. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially higher than expected, which could adversely affect our operating results. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations or cash flows. Even if we prevail in our legal actions, significant contingencies will exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties could also decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

If we fail to protect and enforce our intellectual property rights and our confidential information, our business will suffer.

We rely primarily on a combination of license, development and nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright laws to protect our technology and intellectual property. If we fail to protect our technology and intellectual property, our licensees and others may seek to use our technology and intellectual property without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on our ability to obtain intellectual property rights in a timely manner, our ability to convince third parties of the applicability of our intellectual property rights to their products, and our ability to enforce our intellectual property rights against them.

In certain instances, we attempt to obtain patent protection for portions of our technology, and our license agreements typically include both issued patents and pending patent applications. If we fail to obtain patents in a timely manner or if the patents issued to us do not cover all of the inventions disclosed in our patent applications, others could use portions of our technology and intellectual property without the payment of license fees and royalties. For example, our business may suffer if we are unable to obtain patent protection in a timely manner from the PTO due to processing delays resulting from examiner turnover and a continuing backlog of patent applications.

We also rely on trade secret laws rather than patent laws to protect other portions of our proprietary technology. However, trade secrets can be difficult to protect. The misappropriation of our trade secrets or other proprietary information could seriously harm our business. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants, suppliers and customers. We cannot be certain that these contracts have not been and will not be breached, that we will be able to timely detect unauthorized use or transfer of our technology and intellectual property, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we fail to use these mechanisms to protect our technology and intellectual property, or if a court fails to enforce our intellectual property rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.

Further, the laws and enforcement regimes of certain countries do not protect our technology and intellectual property to the same extent as do the laws and enforcement regimes of the U.S. Therefore, in certain jurisdictions we may be unable to protect our technology and intellectual property adequately against unauthorized third-party use, which could adversely affect our business.

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

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. Changes to these laws and regulations may occur as a result of decisions and actions of Congress, the PTO, and the courts, including the U.S. Supreme Court. In recent years, certain proposals have been made to change some aspects of the patent laws and PTO rules, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes, if passed by Congress or implemented by the Administration, or required by the courts, could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

The markets for semiconductors and related products and camera modules are highly concentrated, and we may have limited opportunities to license our technologies or sell our products.

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating technologies that we may acquire. Consolidation in the semiconductor industry may increase this concentration. Accordingly, we expect that licenses of our technologies and sales of our products, including sales of products and technologies that we acquire, will be concentrated with a limited number of customers for the foreseeable future. As we acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers’ sales and business results. This is also true for the camera module market which is the target market for our imaging and optics business. In this market, a small number of original equipment manufacturers (OEMs) account for a substantial portion of purchases of camera-enabled cell phones and other mobile devices. We have been promoting the adoption of our technologies in this market through the supply chain infrastructure by signing licenses with the sensor, lens and camera manufacturers and assemblers. Consolidation of the OEMs may affect our licensees’ ability to maintain or establish relationships with these OEMs through which they sell products incorporating our imaging and optics technologies. As a result, our financial results could be materially adversely affected.

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

We earn a significant amount of our revenues from a limited number of customers. For the three months ended March 31, 2010, there were three customers that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

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

The terms of our license agreements generally require our licensees to document their use of Tessera’s technology and report related data to us on a quarterly basis. Although our license terms generally give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our licensees’ businesses. Our license compliance program audits certain licensees to review the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that such audits will be effective to that end.

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our revenue growth.

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including wafer-level packaging, wafer-level camera and other image quality enhancement technologies, µPILR packaging technology, and thermal management technology (also referred to as silent air cooling). Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including innovativeness and demand for the technology, availability of materials and equipment, selling price the market is willing to bear, and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We devote significant engineering resources to develop new packaging and imaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies in a timely manner and the market must adopt them. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our patents will expire in the future. Our current U.S. issued patents expire at various times from 2010 through 2029. We need to develop or acquire successful innovations and obtain patents on those innovations before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

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

The way we integrate internally developed and acquired technologies into our products and licensing programs may not be accepted by customers.

We have devoted, and expect to continue to devote, considerable time and resources to developing, acquiring and integrating new and existing technologies into our products and licensing programs. However, if customers do not accept the way we have integrated our technologies, they may adopt competing solutions. In addition, as we introduce new products or licensing programs, we cannot predict with certainty if and when our customers will transition to those new products or licensing programs. If customers fail to accept new or upgraded products or licensing programs incorporating our technologies, our financial position, results of operations or cash flows could be adversely impacted.

Our services business, including customization services, may subject us to specific costs and risks that we may fail to manage adequately and could harm our business.

We derive a portion of our revenues from engineering and design services. Among the engineering services that we offer are customized package design and prototyping, modeling, simulation, failure analysis and reliability testing and related training services. We also offer our customers design services to customize our technologies to incorporate into their products and production processes, enabling our customers to shorten the development effort and time to market. A number of factors, including, among others, the perceived value of our intellectual property portfolio, our ability to convince customers of the value of our engineering services and our reputation for performance under our service contracts, could cause our revenues from engineering services to decline, damage our reputation, and harm our ability to attract future customers, which would in turn harm our operating results.

Under certain contracts, we are required to perform certain services, in some cases including design services for lens, register transfer level (RTL), high performance optical and optical components and tooling services. If we fail to deliver as required under these contracts, we could lose revenues and become subject to liability for breach of contract. We also provide certain services at or below cost in an effort to increase the speed and breadth with which our customers adopt our technologies. For example, we provide modeling, manufacturing process training, equipment and materials characterization and other services to assist customers in designing, implementing, upgrading and maintaining their assembly lines. We frequently provide these services as a form of training to introduce new customers to our technology and existing customers to new technologies, with the aim that these services will generate revenues in the future. Our failure to manage these services adequately may harm our business, financial position, results of operations or cash flows.

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

We employ intensive marketing and sales efforts to educate materials suppliers, equipment vendors, licensees, potential licensees and original equipment manufacturers about the benefits of our technologies. In addition, even if these companies adopt our technologies, they must devote significant resources to integrate fully our technologies into their operations. If our marketing and sales efforts are unsuccessful, then we will not be able to achieve widespread acceptance of our technology. In addition, ongoing litigation could impact our ability to gain new licensees which could have an adverse effect on our financial condition, results of operations or cash flows.

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

We currently provide guidance on revenue and expenses on a quarterly basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. We have also stated a revenue goal for our Imaging and Optics segment in 2011 based on certain assumptions about the market and our ability to achieve a series of strategic objectives. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our Imaging and Optics revenue goal include those listed in this “Risk Factors” section of this report and the following:

•	the timing of and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	decrease in our revenues caused by price erosion on high performance camera modules incorporating our imaging and optics technologies;

•	the amount of our product and service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

•	legal proceedings affecting our patents, patent applications or license agreements;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate—DSP, ASIC, ASSP semiconductors and memory;

•	changes in demand for semiconductor capital equipment, digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers;

•	changes in accounting principles; and

•	cyclical fluctuations in semiconductor markets generally.

It is difficult to predict when we will enter into additional license agreements. The time it takes to establish a new licensing arrangement can be lengthy. Delays or deferrals in the execution of license agreements may also increase as we develop new technologies. Because the recognition period of our license revenue is dependent on meeting the requirements for revenue recognition, the timing of revenue being recognized may significantly impact our quarterly or annual operating results. Generally we also receive ongoing royalty payments under our license agreements, and these payments may fluctuate significantly from period to period based on manufacture or sales of products incorporating our licensed technology. In addition, some of these payments may decline if the price of camera modules declines. We expect to continue to expand our business, which will require us to increase our operating expenses. We may not be able to increase revenues in an amount sufficient to offset these increased expenditures, which may lead to a loss for any period.

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

At March 31, 2010, we held approximately $106.1 million in cash and cash equivalents and $326.0 million in short-term and long-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, auction rate municipal bond securities, bank demand accounts, and asset-backed obligations. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U. S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The financial market risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

Our investments as of March 31, 2010 include $14.0 million in auction rate municipal bond securities (“ARS”) and $0.7 million in asset-backed securities, including mortgage-backed securities (collectively “ABS”). In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets. A failed auction results when sell orders exceed buy orders. As of March 31, 2010, we have recorded net unrealized gains of $0.3 million, net of tax, in accumulated other comprehensive income (loss) as an increase in stockholders’ equity, reflecting adjustments to the remaining available-for-sale securities with a temporary increase in value. See Note 12 — “Financial instruments” in the Notes to the Condensed Consolidated Financial Statements for additional details. As a result of auction failures and thinly traded markets, our ability to liquidate and fully recover the carrying value of our ARS and ABS in the near term may be limited or not exist. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional deterioration in underlying collateral on any investments in our portfolio, we may incur impairment charges or additional realized and unrealized losses, and investments may be reclassified as long-term investments in our financial statements in future reporting periods. These events could negatively affect our financial condition, results of operations or cash flows.

The economic downturn and weakened financial markets could negatively affect our businesses, results of operations and financial condition.

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

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline dramatically from one period to the next. Our business depends heavily upon the volume of production by our licensees, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Similarly, our product revenue relies at least in part upon the demand of the semiconductor equipment market. Semiconductor manufacturers and package assembly companies generally sharply curtail their spending during industry downturns, such as in the current global economic downturn, and historically have lowered their spending more than the decline in their revenues. As a result, the impact of the current global economic downturn on our businesses is exacerbated by the cyclicality of the semiconductor industry. If we are unable to control our expenses adequately in response to lower revenues from our licensees and service customers in the current or any future economic downturn, our operating results may suffer and we may experience operating losses.

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

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, voluminous and often ambiguous. Changes to existing taxation rules such as the current Presidential Administration’s proposals for reforming U.S. international tax rules, or changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in the Note 3—”Recent Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements.

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

Our business and operating results may be harmed if we are unable to manage growth in our business or if we undertake any restructuring activities or disposition of any product lines.

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

From time to time, we may undertake to restructure our business, including disposition of a business division, or disposition of a products line. There are several factors that could cause a restructuring or a disposition to have an adverse effect on our business, financial position, results of operations or cash flows. These include potential disruption of our operations, the timing of development of our technology, the deliveries of products or services to our customers and other aspects of our business. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring or disposition would require substantial management time and attention and may divert management from other important work. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

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

We operate our business globally in many jurisdictions worldwide. Our corporate headquarters are located in the state of California which is facing significant budgetary challenges and the possibility of financial insolvency. As a result, the state has stopped certain improvement projects and disrupted certain services to its residents, and future state actions are uncertain. Our results of operations could be adversely impacted if the state proposes additional taxation or other measures to increase its revenue through tax levies on corporations like us or on its residents, including some of our employees. In addition, we have operations in the various countries worldwide, including Ireland, Romania and Hungary, where the countries may be facing financial distress. For example, the government of Hungary implemented many significant tax regulations that are unfavorable to corporations and has notably increased its tax examination activities. If the governments of these states or countries where we have business operations cannot provide public services, impose additional tax regulations or levies, or increase their tax examination activities, our business operations may be interrupted and our results of operations may be adversely impacted.

We have made and may continue to make or to pursue acquisitions which could divert management’s attention, cause ownership dilution to our stockholders, or be difficult to integrate, which may adversely affect our financial results.

We have made several acquisitions, and it is our current plan to continue to acquire companies and technologies that we believe are strategic to our future business. Investigating businesses or technologies and integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Our plans to integrate and expand upon research and development programs and technologies initiated at each of our operating locations, including image sensor packaging, wafer-level optics and camera technology from our operation in Charlotte, North Carolina, image enhancement technology for digital auto focus and optical zoom from our operation in Tel Aviv, Israel and in-camera image capture for digital photos from our operations in Galway, Ireland, and microelectronics packaging and system integration from our operation in San Jose, California, may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

There are numerous risks associated with our acquisitions of businesses and technologies.

We have made a number of acquisitions in the recent years. These acquisitions are subject to a number of risks, including but not limited to the following:

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

•

We are required to estimate and record fair values of contingent assets, liabilities, deferred tax assets and liabilities at the time of an acquisition. Even though these estimates are based on management’s best effort, the actual results may differ. Under the current accounting guidance, differences between actual results and management’s estimate could cause our operating results to fluctuate or could adversely affect our results of operations.

If our goodwill, amortizable intangible assets (such as acquired patents), or equity investments become impaired we may be required to record a significant charge to earnings.

In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments and goodwill. Under U.S. GAAP, we are required to review our amortizable intangible assets such as patent portfolio and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Other Information

Not applicable.

Item 5. Exhibits

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on December 17, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference)

10.1+	Amendment of the Consulting Agreement between Bruce M. McWilliams and Tessera, Inc. dated April 3, 2009, amended on March 31, 2010

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2010

Tessera Technologies, Inc.

By:	/s/ Michael Anthofer

Michael Anthofer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on December 17, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2008, and incorporated herein by reference)

10.1+	Amendment of the Consulting Agreement between Bruce M. McWilliams and Tessera, Inc. dated April 3, 2009, amended on March 31, 2010

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.