Form 10-Q
period 2010-06-30
TESSERA TECHNOLOGIES INC
filed 2010-08-04
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 27, 2010, 50,238,054 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2010

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$116,878	$107,873
Short-term investments	320,453	280,085
Accounts receivable, net of allowance for doubtful accounts of $43 at each period end	11,289	10,237
Inventories	1,869	1,571
Short-term deferred tax assets	6,244	6,240
Other current assets	5,740	6,255

Total current assets	462,473	412,261

Property and equipment, net	49,041	42,483
Intangible assets, net	79,091	77,753
Goodwill	49,422	45,150
Long-term deferred tax assets	19,299	19,299
Long-term investments	508	15,691
Other assets	2,709	3,681

Total assets	$662,543	$616,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,469	$2,354
Accrued legal fees	5,169	3,064
Accrued liabilities	21,338	21,633
Deferred revenue	5,126	5,334
Income tax payable	—	317

Total current liabilities	34,102	32,702
Long-term deferred tax liabilities	6,733	6,684
Other long-term liabilities	5,296	4,747

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 50,885 and 50,490 shares issued, respectively, and 50,240 and 49,845 shares outstanding, respectively	51	50
Additional paid-in capital	421,233	402,330
Treasury stock at cost: 645 shares of common stock at each period end	(10,505)	(10,505)
Accumulated other comprehensive income (loss)	458	(55)
Retained earnings	205,175	180,365

Total stockholders’ equity	616,412	572,185

Total liabilities and stockholders’ equity	$662,543	$616,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Royalty and license fees	$68,356	$59,870	$127,209	$171,727
Product and service revenues	6,221	2,401	11,630	5,120

Total revenues	74,577	62,271	138,839	176,847

Operating expenses:
Cost of revenues	5,788	3,902	10,981	8,000
Research, development and other related costs	18,340	16,849	34,153	33,479
Selling, general and administrative	20,152	17,282	39,410	34,778
Litigation expense	4,343	5,538	10,940	14,163

Total operating expenses	48,623	43,571	95,484	90,420

Operating income	25,954	18,700	43,355	86,427
Other income and expense, net	442	1,096	963	3,858

Income before taxes	26,396	19,796	44,318	90,285
Provision for income taxes	11,413	7,960	19,508	38,980

Net income	$14,983	$11,836	$24,810	$51,305

Basic and diluted net income per share:

Net income per share-basic	$0.30	$0.24	$0.50	$1.06

Net income per share-diluted	$0.30	$0.24	$0.49	$1.06

Weighted average number of shares used in per share calculations-basic	50,028	48,420	49,922	48,288

Weighted average number of shares used in per share calculations-diluted	50,260	48,776	50,238	48,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$24,810	$51,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,729	4,326
Amortization of intangible assets	7,069	5,777
Impairment on long-term investments and assets, net of gain	—	1,683
Loss on property and equipment	60	518
Stock-based compensation expense	14,277	13,547
Deferred income tax, net	(104)	529
Tax benefits from employee stock option plan	2,066	5,805
Excess tax benefit from stock-based compensation	(758)	(3,443)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,044)	550
Inventories	(298)	235
Other assets	877	3,115
Accounts payable	(366)	(484)
Accrued legal fees	2,105	(9,195)
Accrued liabilities	(546)	(1,389)
Deferred revenue	(208)	447
Income tax payable	(319)	6,946

Net cash provided by operating activities	53,350	80,272

Cash flows from investing activities:
Purchases of property and equipment	(7,193)	(8,817)
Proceeds from sale of property and equipment	6	9
Purchases of short-term available-for-sale investments	(235,136)	(122,748)
Proceeds from maturities and sales of short-term and long-term investments	211,290	72,808
Acquisitions, net of cash acquired	(14,971)	(6,633)
Purchases of intangible assets	(1,660)	(3,635)
Other investing activities	—	912

Net cash used in investing activities	(47,664)	(68,104)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	758	3,443
Proceeds from exercise of stock options	563	11,123
Proceeds from employee stock purchase program	1,998	1,051

Net cash provided by financing activities	3,319	15,617

Net increase in cash and cash equivalents	9,005	27,785
Cash and cash equivalents at beginning of period	107,873	87,890

Cash and cash equivalents at end of period	$116,878	$115,675

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

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2010 and 2009, and for the three and six months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information. The amounts as of December 31, 2009 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K, filed on February 25, 2010.

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2010 or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2010, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$644	$513
Work in process	914	739
Finished goods	311	319

	$1,869	$1,571

Property and equipment consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Furniture and equipment	$57,128	$46,836
Land and buildings	20,127	19,886
Leasehold improvements	5,606	3,979

	82,861	70,701
Less: Accumulated depreciation and amortization	(33,820)	(28,218)

	$49,041	$42,483

Accrued liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Employee compensation and benefits	$10,829	$12,295
Other	10,509	9,338

	$21,338	$21,633

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Unrealized gain (loss) on short-term and long-term investments, net of tax	$458	$(55)

Accumulated other comprehensive income (loss)	$458	$(55)

NOTE 5 – BUSINESS COMBINATIONS

Siimpel Corporation

In May 2010, Tessera completed its acquisition of Siimpel Corporation (“Siimpel”), a Delaware corporation and a developer and manufacturer of MEMS (Micro Electro Mechanical Systems) based camera solutions for mobile imaging applications for cash consideration of $15.0 million. Approximately $1.9 million of the consideration has been placed in escrow and is subject to forfeiture to satisfy indemnification obligations, if any, of the former stockholders of Siimpel. The escrow will expire in November 2011.

As a result of the acquisition, Siimpel became a wholly owned subsidiary of the Company in a business combination transaction accounted for using the purchase method of accounting, with the results of the acquired entity included in the Imaging and Optics segment as of the acquisition date. This contributed to a purchase price in excess of the fair value of the underlying net assets and identified intangible assets acquired from Siimpel and, as a result, the Company has recorded goodwill in connection with this transaction.

Preliminary purchase price allocation

In accordance with the accounting guidance on business combinations, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions used are subject to change. Based upon the fair values acquired, the purchase price allocation is as follows (in thousands):

	Amount	Estimated Useful Life (Years)
Net tangible assets:
Property and equipment, net	$6,312	1-5
Other current assets	105	N/A
Other assets	148	N/A
Current liabilities	(1,837)	N/A
Long-term liabilities	(700)	N/A

	4,028

Identified intangible assets:
Existing technology	3,000	9
Patents/core technology	1,800	14
In-process research and development	1,900	N/A
Goodwill	4,272	N/A

	10,972

Total preliminary purchase price	$15,000

Approximately $4.0 million has been allocated to acquired net tangible assets consisting of property and equipment and various assumed assets and liabilities. Approximately $4.8 million has been allocated to amortizable intangible assets acquired. Included in the purchase price allocation is $1.9 million related to acquired in-process research and development related to various in-process development projects which are expected to be completed by the end of 2011.

Proforma results of operations have not been presented because the impact of the acquisition on prior period results was not considered material.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Also included in the balance for intangible assets are assets purchased through asset acquisitions. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization. The value of the Company’s identified intangible assets and goodwill could be impacted by future adverse changes such as a decline in future cash flows, slow adoption of products by customers or significant decline in growth rates in the industry in which the reporting unit operates.

The allocation of goodwill to segments and the changes to the carrying value from December 31, 2009 through June 30, 2010 is reflected below (in thousands):

Imaging and Optics
Balance at December 31, 2009	$45,150
Goodwill acquired through the Siimpel Corporation acquisition	4,272

Balance at June 30, 2010	$49,422

See Note 12—“Segment and Geographic Information” for additional detail.

Identified intangible assets consisted of the following (in thousands):

	Average	June 30, 2010			December 31, 2009
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Existing technology	5-10	$54,162	$(21,639)	$32,523	$51,162	$(18,284)	$32,878
Acquired patents	3-15	45,402	(10,177)	35,225	41,895	(7,651)	34,244
Customer contracts	3-9	11,900	(4,635)	7,265	11,900	(3,687)	8,213
Trade name	4-10	3,620	(1,491)	2,129	3,620	(1,288)	2,332
In-process research and development	Indefinite	1,900	—	1,900	—	—	—
Non-competition agreements	2	1,400	(1,400)	0	1,400	(1,400)	—
Assembled workforce	4	300	(251)	49	300	(214)	86

		$118,684	$(39,593)	$79,091	$110,277	$(32,524)	$77,753

Amortization expense for the three months ended June 30, 2010 and 2009 amounted to $3.6 million and $2.9 million, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 amounted to $7.1 million and $5.8 million, respectively.

As of June 30, 2010, the estimated future amortization expense of intangible assets is as follows (in thousands):

2010 (remaining 6 months)	$7,082
2011	14,013
2012	13,244
2013	12,381
2014	10,570
Thereafter	19,901

$77,191

NOTE 7 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Net income	$14,983	$11,836	$24,810	$51,305
Denominator:
Weighted average common shares outstanding	50,209	48,806	50,128	48,698
Less: Unvested common shares subject to repurchase	(181)	(386)	(206)	(410)

Total shares-basic	50,028	48,420	49,922	48,288
Effect of dilutive securities:
Stock awards	148	264	150	153
Restricted stock awards and units	84	92	166	55

Total shares-diluted	50,260	48,776	50,238	48,496

Net income per common share-basic	$0.30	$0.24	$0.50	$1.06

Net income per common share-diluted	$0.30	$0.24	$0.49	$1.06

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted stock awards and units and the incremental common shares issuable upon the exercise of stock options and warrants, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid in capital.

For the three months ended June 30, 2010 and 2009, approximately 5.8 million and 6.0 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive. For the six months ended June 30, 2010 and 2009 approximately 5.7 million and 6.5 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2010 and December 31, 2009, the Company had repurchased a total of 645,000 and 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under this plan, respectively. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2010, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Board of Directors adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Board of Directors adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of June 30, 2010, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board of Directors adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of June 30, 2010, there were 7,046,000 shares reserved for grant under this plan.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2009	5,859	$22.74
Options granted	523	$18.47
Options exercised	(77)	$7.29
Options cancelled / forfeited / expired	(123)	$28.47

Balance at June 30, 2010	6,182	$22.46

Information with respect to outstanding restricted stock awards and units as of June 30, 2010 is as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares Subject to Time-based Awards	Number of Shares Subject to Performance- based Awards	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2009	526	395	921	$27.07
Awards and units granted	138	45	183	$19.05
Awards and units vested / earned	(155)	(49)	(204)	$31.03
Awards and units cancelled / forfeited	(24)	—	(24)	$25.71

Balance at June 30, 2010	485	391	876	$24.51

Performance Awards

Performance awards may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards is generally linked to one or more performance goals or other specific performance goals determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and generally ranges from 0 to 100 percent of the shares.

Employee Stock Purchase Plan

In August 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan, which was approved by the Company’s stockholders in September 2003. The Company initially reserved 200,000 shares of common stock for issuance under the 2003 Employee Stock Purchase Plan. The reserve will automatically increase on the first day of each fiscal year during the term of the ESPP by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the Board of Directors. Subsequently, the Board of Directors adopted the International Employee Stock Purchase Plan in June 2008 which reserves 200,000 shares of common stock for issuance under this plan. The 2003 Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (collectively, “ESPP”) are designed to allow eligible employees residing in the U.S. or internationally to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

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

If the fair market value per share of the Company’s common stock on any purchase date is less than the fair market value per share on the start date of the 24-month offering period, then that offering period will automatically terminate and a new 24-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.

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

As of June 30, 2010, there were 553,000 shares reserved for grant under the ESPP.

NOTE 9 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cost of revenues	$121	$140	$296	$251
Research, development and other related costs	2,573	3,443	5,250	6,110
Selling, general and administrative	4,717	3,648	8,731	7,186

Total stock-based compensation expense	$7,411	$7,231	$14,277	$13,547

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2010 and 2009 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Employee stock options	$4,051	$4,510	$7,802	$7,954
Restricted stock awards and units	2,772	2,264	5,381	4,718
Employee stock purchase plan	588	457	1,094	875

Total stock-based compensation expense	$7,411	$7,231	$14,277	$13,547

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

Expected life – The expected life assumption is based on analysis of the Company’s historical employee exercise patterns. The expected life of options granted under the ESPP represents the offering period of 2 years.

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

The following assumptions were used to value the options granted:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Expected life (in years)	3.8	3.7	3.8	3.7
Risk-free interest rate	1.0%	1.6%	1.0 -2.6%	1.2 -1.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	75.7%	75.6%	75.4 -75.7%	73.5 -75.6%

NOTE 10 – INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2010 was $11.4 million and $19.5 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The provision for income taxes for the three and six months ended June 30, 2009 was $8.0 million and $39.0 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses. Such jurisdictions’ tax is based on actual withholding taxes for the quarter. The increase in the income tax provision for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily attributable to the increase in pre-tax income for the period and the effect of the reduced benefit for research and foreign tax credits. The decrease in the income tax provision for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily attributable to the $64.1 million settlement received from Amkor in February 2009.

As of June 30, 2010 and December 31, 2009, unrecognized tax benefits approximated $4.5 million, of which $3.5 million would affect the effective tax rate if recognized. The change in the unrecognized tax benefits was immaterial for the periods. As of June 30, 2010, the Company is unable to estimate significant increases or decreases to unrecognized tax benefits that are reasonably possible within the next 12 months.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended June 30, 2010 and 2009, interest and penalties related to unrecognized tax benefits were immaterial and are included in unrecognized tax benefits.

At June 30, 2010, the Company’s 2005 through 2009 tax years were open and may be subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company is not currently under federal income tax examination. The Company is currently under a state tax examination in California for the years 2006 and 2007 and under a foreign income tax examination in Israel for the years 2006 through 2008.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. In addition, the Company has agreements containing non-cancelable, nonrefundable payment terms with third parties to purchase services. Rent expense for the three and six months ended June 30, 2010 was $0.7 million and $1.4 million, respectively. Rent expense for the three and six months ended June 30, 2009 was $0.6 million and $1.3 million, respectively.

As of June 30, 2010, future minimum lease payments and non-cancelable purchase obligations are as follows (in thousands):

	Purchase Obligations	Lease Obligations	Total
2010 (remaining 6 months)	$134	$1,747	$1,881
2011	—	2,703	2,703
2012	—	2,396	2,396
2013	—	2,081	2,081
2014	—	1,707	1,707
Thereafter	—	814	814

	$134	$11,448	$11,582

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010. The Company expects that potential damages will continue to accrue during the stay period through the anticipated expiration of the asserted patents in September of 2010. Upon completion of Investigation No. 337-TA-605, including any appeals, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

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

Fact and expert discovery in the action are closed. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding Tessera’s claims for damages. The court granted Hynix’s motion to dismiss Tessera’s intentional interference claim. At present, no trial date has been set. The parties are proceeding with trial preparation activities and are scheduled to appear for pretrial motion hearings on August 24, 2010, August 25, 2010, September 9, 2010 and September 24, 2010.

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

On March 12, 2009, respondents Spansion, Inc. and Spansion LLC (collectively, “Spansion”) filed a Notice of Commencement of Bankruptcy Proceedings and Automatic Stay, notifying the Commission of Spansion’s recent filings for bankruptcy and asserting that certain administrative claims against Spansion must be stayed pursuant to Section 362 of the Bankruptcy Code. On March 18, 2009, Tessera filed a response to Spansion’s filing, noting that Spansion did not expressly claim that the bankruptcy filing required a stay of this action. On March 23, 2009, the ITC staff submitted a response to Spansion’s filing, asserting that Spansion’s bankruptcy filing does not require any stay of the investigation against Spansion. On May 20, 2009, the ITC denied Spansion’s request to stay the investigation against Spansion.

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

On October 30, 2009, the respondents filed their appellate briefing regarding the merits of the ITC’s ruling. Tessera filed its response brief in the appeal on January 15, 2010, and the respondents’ reply briefs were filed on February 19, 2010. Oral argument occurred on June 9, 2010, and the parties now await a decision from the Federal Circuit.

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

Tessera, Inc. et al., v. International Trade Commission., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1176

On January 28, 2010, the Company filed a Notice of Appeal of the ITC’s Final Determination in Investigation No. 337-TA-630 with the United States Court of Appeals for the Federal Circuit. On May 27, 2010, Tessera filed its opening appellate brief. The respondents filed their response brief in the appeal on July 20, 2010. Tessera’s reply brief currently is due to be filed on or about August 6, 2010. Oral argument in the case has not yet been scheduled.

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

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

On August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010.

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

On April 1, 2010, the Company filed a motion to dismiss the complaint for lack of subject matter jurisdiction. The hearing on Tessera’s motion occurred on May 13, 2010. On June 1, 2010, the judge granted Tessera’s motion, and dismissed the action.

On June 29, 2010, PTI filed a motion seeking reconsideration of the July 1, 2010 order dismissing the action. Tessera’s opposition to PTI’s motion for reconsideration was filed on July 15, 2010. Oral argument on the motion for reconsideration is currently scheduled for August 5, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Case No. RG08410327

On September 18, 2008, the Company filed a complaint in the Superior Court for the State of California against United Test and Assembly Center, Ltd. and UTAC America, Inc. (collectively, “UTAC”) alleging breach of contract for failure to pay Tessera the full royalty due under its license agreement. The Company also alleged violations of California unfair competition laws and seeking compensatory and punitive damages.

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

On January 16, 2009, UTAC filed a cross-complaint against Tessera, asserting claims for declaratory judgment, breach of contract, breach of the implied covenant of good faith and fair dealing and violation of California unfair competition law. Tessera’s response to UTAC’s cross-complaint was filed on February 18, 2009. Tessera’s answer denied generally the allegations in UTAC’s cross-complaint, and asserted various affirmative defenses.

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

On December 11, 2009, the Court reset the trial date from January 11, 2010 to February 1, 2010. On January 15, 2010, the Court again reset the trial date for March 1, 2010. On February 18, 2010 and February 23, 2010, the Court held the Pretrial Management Conference, including hearing the parties’ motions in limine.

On March 1, 2010, the parties entered into a settlement agreement, agreed to a mutual dismissal of the action, and entered into an updated license agreement. The initial term of the updated license agreement runs through the end of 2016. UTAC has the option to renew the license for an additional five year term. Among other consideration to Tessera, under the terms of the agreement UTAC is required to pay $15.0 million in cash to address past royalties owed under the initial license, of which $3.0 million has been received from UTAC.

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009. An advisory action was mailed by the PTO on June 22, 2009, maintaining all of the rejections presented in the Action of March 6, 2009. On July 1, 2009, Tessera filed a petition to withdraw the finality of the official action mailed on March 6, 2009. The PTO issued a decision on July 10, 2009 dismissing Tessera’s petition of July 1, 2009. Tessera filed a Notice of Appeal on August 6, 2009, and timely filed an appeal brief on October 13, 2009. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010. The term for Tessera to file a reply brief to the PTO’s Answer expires on or about July 28, 2010.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008, a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera filed a response to the final official action on December 1, 2009. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1, 2009. Tessera filed a Notice of Appeal on February 1, 2010, and timely filed an appeal brief on April 5, 2010.

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008, Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera filed a request for reconsideration of this decision on August 7, 2009, upon which a decision from the PTO has not yet been received. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009. Siliconware refiled their Response Brief on March 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on July 13, 2010. Tessera’s Reply Brief is due on or about August 13, 2010.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, 2008, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal Notice was issued on June 22, 2009. Tessera filed a Notice of Appeal on July 22, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009, and a Corrected Response Brief on June 14, 2010.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims to which Tessera filed a response on August 14, 2009. On December 1, 2009, the PTO issued an Advisory Action indicating that Tessera’s response of August 14, 2009 failed to overcome all of the rejections set forth in the final official action mailed July 14, 2009. Tessera filed a Notice of Appeal on December 14, 2009. Tessera timely filed an appeal brief on February 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera timely filed a response on October 21, 2009. On November 20, 2009, Powerchip filed comments to Tessera’s response of October 21, 2009. A Right of Appeal Notice was issued on February 22, 2010. In response to the Right of Appeal Notice, Tessera has filed an application for reissue of the patent to further address the matters raised during the reexamination proceedings. On July 20, 2010, the PTO issued a Notice of Intent to Issue Inter Partes Reexamination Certificate, canceling the claims subject to reexamination. The reexamination certificate has not yet issued. On March 22, 2010, Tessera filed an application for reissue of the ‘681 patent to pursue additional claims.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera filed a response on January 19, 2010. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. Tessera filed a response on June 7, 2010.

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

The patents that are subject to these reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that have been preliminarily rejected in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described in this Note 11-“Commitments and Contingencies,” in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

In re Spansion, LLC, U.S. Bankruptcy Court (Del.), Case No. 09-1069; In re Spansion, Inc., U.S. Bankruptcy Court (Del.), Case No. 09-10690; In re Spansion Technology LLC, U.S. Bankruptcy Court (Del.), Case No. 09-10691

On or about March 1, 2009, Spansion LLC, Spansion, Inc. and Spansion Technology LLC (collectively, “Spansion”) initiated bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. On or about July 17, 2009, Tessera filed a Proof of Claim in each of the above Spansion bankruptcy proceedings alleging amounts due of not less than $25 million. On July 28, 2009, the Company sought permission under the Bankruptcy rules to serve certain discovery requests in the actions, seeking various documents and testimony regarding potential administrative claims that Tessera may assert in the action. Tessera’s request for such discovery was denied without prejudice on August 11, 2009. The parties thereafter completed certain fact and expert discovery relating to Tessera’s administrative expense claim in December and January of 2010.

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

On February 5, 2010, Spansion filed a motion for an order estimating the amount of “certain contingent, unliquidated, duplicative and/or overstated claims” for purposes of establishing class 5 plan distribution reserves. Tessera filed its objection to the estimation motion on February 17, 2010 and on that same date submitted three Amended Proofs of Claim based in part on the Court’s 56.7 cents per unit royalty rate. On February 18, 2010, Tessera filed a motion for authority to file its Amended Proofs of Claim. On March 23, 2010, the Court entered an order allowing Tessera to file its Amended Proofs of Claim. Tessera voluntarily withdrew its three prior proofs of claim.

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

On April 1, 2010, the Court issued its Order and Opinion on Confirmation in which, among other things, it denied Spansion’s request for plan confirmation due to, among other reasons, the failure to set aside a reserve for Tessera’s administrative expense claim in the amount of $4,232,986. 13. The Court overruled certain Tessera objections regarding irregularities in the plan voting solicitation and tabulation and Spansion’s failure to properly count Tessera’s three plan ballots. On April 7, 2010, Spansion filed an amended plan that included a reserve for the alleged administrative expense claim of Tessera in the amount of $4,232,986.13. On April 16, 2010, the Court issued its finding of facts, conclusions of law, and Order confirming the plan as amended. On May 10, 2010, the plan became effective.

On February 23, 2010, Tessera filed a motion for allowance and payment of its administrative expense claim in the amount of $96,765,070, as of January 29, 2010, plus all damages that arise from and after that date, with interest thereon. Spansion filed an objection to the Request for Administrative Expense Claim on March 16, 2010 and the Official Committee of Unsecured Creditors joined in Spansion’s objection on March 16, 2010.

On March 25, 2010, the parties reached a stipulation regarding the estimated amount of Tessera’s pre-petition claim. On May 26, 2010, the Court issued its Order approving the stipulation and estimating Tessera’s pre-petition claims in the amount of $130 million. In its June 15, 2010 Order, the Court disallowed two of Tessera’s Amended Proofs of Claim, leaving one proof of claim of not less than $219 million. On July 6, 2010, Spansion filed an objection to the remaining proof of claim.

On July 13, 2010, Spansion and Tessera filed joint motions seeking to withdraw the reference from the bankruptcy court insofar as it relates Tessera’s administrative expense claim and remaining proof of claim to the United States District Court for the District of Delaware and to transfer venue of that matter to the United States District Court for the Northern District of California where a prior matter between Tessera and Spansion is pending. At a hearing held on July 28, 2010, the Court indicated that it would approve an order permitting the parties to submit their joint motion to the United States District Court for the District of Delaware for determination.

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

On January 15, 2010, Amkor filed its response to Tessera’s counterclaims, along with certain new counterclaims by Amkor and a motion for priority consideration of certain issues. In its responsive pleading, Amkor denied Tessera’s counterclaims, arguing in part that Tessera’s counterclaims for royalties are barred by the doctrines of collateral estoppel and res judicata, and sought a declaratory judgment that it has not infringed and that its packages are not made under any of the patents asserted in Tessera’s answer and that the patents are invalid and unenforceable. Tessera filed an answer denying Amkor’s counterclaims and a response to Amkor’s motion on February 12, 2010. Amkor also claims a credit for royalties it alleges it overpaid Tessera. On March 28, 2010, the arbitrators ruled on Amkor’s motion for priority consideration, holding that certain issues—including royalties payable on a going-forward basis for the patents addressed in the previous arbitration, including but not limited to royalties applicable to packages assembled for Qualcomm, Inc., and Tessera’s counterclaim for breach of the audit provision—would be considered in an early hearing which is currently scheduled to last two days starting on December 9, 2010. The arbitrators scheduled a two-week hearing on the remaining issues for August 15, 2011.

On May 14, 2010, Amkor filed a motion to bar Tessera’s counterclaims for royalties owed based on Amkor’s activities prior to December 1, 2008 as barred by the doctrine of res judicata. Tessera filed its opposition on June 11, 2010. A hearing on Amkor’s motion is currently scheduled for August 25, 2010.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Micro-electronics:
Royalty and license fees	$65,094	$55,616	$120,850	$162,139
Product and service revenues	—	9	—	45

Total Micro-electronics revenues	65,094	55,625	120,850	162,184
Imaging and Optics:
Royalty and license fees	3,262	4,253	6,359	9,587
Product and service revenues	6,221	2,393	11,630	5,076

Total Imaging and Optics revenues	9,483	6,646	17,989	14,663

Total revenues	74,577	62,271	138,839	176,847

Operating expenses:
Micro-electronics Segment	13,523	15,610	29,460	33,480
Imaging and Optics Segment	23,213	18,015	43,121	36,655
Corporate overhead	11,887	9,946	22,903	20,285

Total operating expenses	48,623	43,571	95,484	90,420
Operating income (loss):
Micro-electronics Segment	51,571	40,015	91,390	128,704
Imaging and Optics Segment	(13,730)	(11,369)	(25,132)	(21,992)
Corporate overhead	(11,887)	(9,946)	(22,903)	(20,285)

Total operating income	$25,954	$18,700	$43,355	$86,427

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the periods indicated (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Asia Pacific	$50,027	67%	$37,235	60%	$88,043	63%	$73,532	42%
U.S.	19,166	26%	21,044	34%	40,081	29%	95,667	54%
Europe and other	5,384	7%	3,992	6%	10,715	8%	7,648	4%

	$74,577	100%	$62,271	100%	$138,839	100%	$176,847	100%

For the three months ended June 30, 2010, four customers each accounted for 10% or more of total revenues. For the three months ended June 30, 2009, three customers each accounted for 10% or more of total revenues. For the six months ended June 30, 2010, three customers each accounted for 10% or more of total revenues. For the six months ended June 30, 2009, three customers each accounted for 10% or more of total revenues.

Net property and equipment are presented below by geographical area (in thousands):

	Six Months Ended June 30,
	2010	2009
U.S.	$47,144	$38,996
Japan	656	1,340
Romania	588	463
Ireland	391	523
Israel and other	262	333

Total	$49,041	$41,655

NOTE 13 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Commercial paper	$101,914	$6	$(12)	$101,908
Money market funds	4,971	—	—	4,971
Bank deposits	2,188	—	—	2,188
Corporate bonds and notes	100,776	243	(133)	100,886
Treasury and agency notes and bills	91,691	262	—	91,953
Municipal bonds and notes	91,039	136	(37)	91,138
Asset-backed securities	515	—	(7)	508

Total available-for-sale securities	393,094	647	(189)	393,552
Trading securities
Auction rate municipal bonds	3,874	—	—	3,874

Total marketable securities	$396,968	$647	$(189)	$397,426

Reported in:
Cash and cash equivalents				$76,465
Short-term investments				320,453
Long-term investments				508

Total marketable securities				$397,426

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Commercial paper	$82,347	$7	$(6)	$82,348
Money market funds	13,971	—	—	$13,971
Bank deposits	5,808	—	—	$5,808
Corporate bonds and notes	84,245	452	(142)	$84,555
Treasury and agency notes and bills	59,680	62	(78)	$59,664
Municipal bonds and notes	119,886	168	(69)	$119,985
Asset-backed securities	1,642	—	(449)	$1,193

Total available-for-sale securities	367,579	689	(744)	367,524
Trading securities
Auction rate municipal bonds	14,498	—	—	14,498

Total marketable securities	$382,077	$689	$(744)	$382,022

Reported in:
Cash and cash equivalents				$86,246
Short-term investments				280,085
Long-term investments				15,691

Total marketable securities				$382,022

At June 30, 2010 and December 31, 2009, the Company held $437.8 million and $403.6 million in cash, cash equivalents, short-term and long-term investments, respectively. Of these amounts, the majority are held in marketable securities, as shown above. The remaining balances are generally cash held in operating accounts.

At June 30, 2010 and December 31, 2009, the Company had $4.4 million and $15.7 million, respectively, of auction rate municipal bonds securities (“ARS”) and asset-backed securities, including mortgage-backed securities (collectively, “ABS”) recorded at fair value. The original cost for these securities was $5.7 million and $18.5 million, respectively. Based upon an analysis of market and other factors, ABS with an original par value of $1.5 million were written-down in prior periods to an estimated fair value of $0.5 million as of June 30, 2010 as the decline in value of certain investments were determined to be other-than-temporary. The Company did not record any impairment charges in the three and six months ended June 30, 2010. The Company recorded impairment charges that decreased pre-tax income by $1.7 million for the three and six months ended June 30, 2009.

Net unrealized gains of $0.5 million, net of tax, as of June 30, 2010, related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. For certain investments with a temporary decline in value, because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired as of June 30, 2010.

The gross realized losses on sales of marketable securities were $0.1 million and $0.5 million, respectively, for the three and six months ended June 30, 2010, almost all of which were previously recorded as impairment. The gross realized gains on sales of marketable securities were not significant during the three and six months ended June 30, 2010 and 2009.

Prior to the first quarter of 2008, ARS and ABS investments were presented as current assets under short-term investments based on their expected maturities. Beginning with the first quarter of 2008, given the lack of active markets for these investments, the entire amount of the Company’s ARS and ABS holdings were classified as long-term investments. On June 30, 2010, the Company’s ARS investments were reclassified as current assets under short-term investments, as the Company was subsequently able to sell these securities for cash to UBS, as described below. Due to the lack of observable market quotes on the Company’s ARS and ABS investments, the Company utilizes valuation models that rely exclusively on unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

In November 2008, the Company entered into an agreement with UBS which granted the Company and UBS various rights, including a right of the Company to sell the Company’s ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 (the “Rights”) and a right of UBS to purchase such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by the Company. The Company has elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of the guidance for the fair value option for financial assets and financial liabilities. Upon acceptance of the Rights, the Company recorded the fair value of the Rights in other assets with an offsetting entry to other income and expense, net. As of June 30, 2010, the Rights were reclassified as other current assets as the Company was subsequently able to exercise its right to sell the ARS investments to UBS at par value. In conjunction with the acceptance of the Rights in November 2008, the Company reclassified the ARS investments from available-for-sale to trading to reflect its intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are recorded in current period earnings. For the six months ended June 30, 2010, the Company recorded $0.8 million of unrealized gains in relation to the change in the fair value of the ARS investment and an offsetting entry of $0.8 million related to the change in fair value of the Rights to other current assets. For the year ended December 31, 2009, the Company recorded $2.8 million of unrealized gains in relation to the change in the fair value of the ARS investment and an offsetting entry of approximately $2.8 million related to the change in fair value of the Rights to other assets. The fair value of the Rights was based on the Company’s expected value to be received from UBS, which was the difference between par and fair value of the ARS at the end of the current period. The fair value was discounted using UBS’s credit default swap rate to account for the counterparty risk. Subsequent to June 30, 2010, the Company exercised the Rights and received cash in an amount that approximates the combined fair value of the ARS investments and Rights at June 30, 2010.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale and trading securities which have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time (in thousands):

June 30, 2010	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial Paper	$78,305	$(12)	$—	$—	$78,305	$(12)
Corporate bonds and notes	50,533	(128)	1,346	(5)	51,879	(133)
Municipal bonds and notes	29,122	(37)	—	—	29,122	(37)
Asset-backed securities	123	(7)	385	—	508	(7)
Auction rate municipal bonds	—	—	3,874	—	3,874	—

Total	$158,083	$(184)	$5,605	$(5)	$163,688	$(189)

December 31, 2009	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial Paper	$29,024	$(6)	$—	$—	$29,024	(6)
Corporate bonds and notes	27,158	(124)	3,285	(18)	30,443	(142)
Treasury and agency notes and bills	21,454	(78)	—	—	21,454	(78)
Municipal bonds and notes	45,380	(69)	—	—	45,380	(69)
Asset-backed securities	90	(50)	1,103	(399)	1,193	(449)
Auction rate municipal bonds	—	—	14,498	—	14,498	—

Total	$123,106	$(327)	$18,886	$(417)	$141,992	$(744)

The estimated fair value of marketable securities by contractual maturity at June 30, 2010 is shown below (in thousands). Asset-backed securities are excluded as they do not have a single maturity date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$253,125
Due in one to two years	143,793

Total	$396,918

NOTE 14 – FAIR VALUE

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

The following is a list of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2010 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$4,971	$4,971	$—	$—
Bank deposits (1)	2,188	2,188	—	—
Commercial paper (2)	101,908	—	101,908	—
Municipal bonds and notes (2)	91,138	—	91,138	—
Corporate bonds and notes (3)	100,886	—	100,886	—
Treasury and agency notes and bills (3)	91,953	—	91,953	—
Auction rate municipal bonds (3)	3,874	—	—	3,874
Asset-backed securities (4)	508	—	—	508

Total marketable securities	397,426	7,159	385,885	4,382
Rights related to the UBS agreement (5)	301	—	—	301

Total Assets	$397,727	$7,159	$385,885	$4,683

The following footnotes indicate where the noted items are recorded in the Condensed Consolidated Balance Sheet at June 30, 2010:

(1)	Money market funds and bank deposits are reported as cash and cash equivalents.
(2)	Commercial paper and municipal bonds and notes are reported as either cash and cash equivalents or short-term investments.
(3)	Corporate bonds and notes, treasury and government agency notes and bills and auction rate municipal bond securities are reported as short-term investments.
(4)	Asset-backed securities are reported as long-term investments.
(5)	Rights related to the UBS agreement are reported as other current assets.

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

The following footnotes indicate where the noted items are recorded in the Condensed Consolidated Balance Sheet at December 31, 2009:

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

The Company’s ARS and ABS holdings have been classified as Level 3 long-term investments due to the lack of active markets for these investments. For the valuation of the Company’s ARS and ABS investments, the Company utilizes valuation models that rely exclusively on unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. Also included in the Level 3 classification is the fair value of the Rights related to UBS agreement. See Note 13 – “Financial Instruments” above for further information.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (in thousands):

	Rights (Level 3)	Available-for-sale and trading securities (Level 3)	Total (Level 3)
Balance at December 31, 2009	$1,127	$15,691	$16,818
Purchases, sales, issuances and settlements, net	—	(12,461)	(12,461)
Total gains or losses (realized and unrealized):
Included in earnings	(826)	568	(258)
Included in other comprehensive income	—	584	584
Transfers in/(out) of Level 3	—	—	—

Balance at June 30, 2010	$301	$4,382	$4,683

NOTE 15 – RELATED PARTY TRANSACTION

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of June 30, 2010 and December 31, 2009, the Company had invested a total of $2.0 million and $1.9 million in NemoTek, which represented less than a 10 percent holding in NemoTek, respectively. No revenues from NemoTek were recognized in the three and six months ended June 30, 2010. Revenues from NemoTek were $1.1 million and $1.1 million, or less than 1 percent of total revenue, for the three and six months ended June 30, 2009, respectively. The account receivable from NemoTek was $0.3 million and $0.3 million as of June 30, 2010 and December 31, 2009, respectively.

NOTE 16 – SUBSEQUENT EVENT

As described in Note 13 – “Financial Instruments,” the Company entered into an agreement with UBS in November 2008 which permits the Company to sell the ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010. In July 2010, the Company exercised the Rights and received cash of $4.2 million, which approximates the combined fair value of the ARS investments and the Rights as of June 30, 2010.

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used within Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A— Risk Factors in this Quarterly Report on Form 10-Q:

Abbreviation or Acronym	Definition
3D	3 dimensional
ASIC	Application-specific integrated circuits
ASSP	Application-specific standard product semiconductors
CSP	Chip-scale packaging
DDR2	Double-data-rate two
DDR3	Double-data-rate three
DDR4	Double-data-rate four
DRAM	Dynamic random access memory
DSP	Digital signal processors
EDOF	Extended depth of field
IC	Integrated circuits
IP	Intellectual property
MEMS	Micro electro mechanical systems
NAND	Not And Flash memory
NOR	Not Or Flash memory
RTL	Register transfer level
SRAM	Static random access memory
TCC	Tessera Compliant Chip
VGA	Video graphics array

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

Our patent portfolio includes more than 2,000 domestic and internationally issued patents and patent applications, covering a range of advanced semiconductor packaging, substrate, interconnect, imaging and optics, and thermal management technologies.

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

The Imaging and Optics segment is composed of two elements. The first is our licensing business in the imaging and optics market, such as our wafer-level image sensor packaging and image enhancement technologies. The second is our product and service business, which includes manufacturing small form factor micro-optics, MEMS-based products and non-recurring services such as engineering, design, assembly and infrastructure improvement. In addition, our product and service business includes our Product Launch Services, a strategic initiative that supports our infrastructure licensees with proof of high-volume manufacturability and provides our customers access to our new technologies to accelerate the rate of adoption of our Imaging & Optics technologies in the industry. Through our Product Launch Services, we are currently manufacturing and selling OptiML single-element VGA lens directly to manufacturers.

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

Our Technologies

We develop, license and manufacture technologies in two key areas:

•	Micro-electronics— including semiconductor packaging technologies encompassing interconnect and substrates, and thermal management technology; and

•	Imaging & Optics— including wafer-level packaging, wafer-level optics, image enhancement technologies, including MEMS-based products, and micro-optics

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

Imaging & Optics Technologies

Advancements in Imaging & Optics technologies are enabling higher quality images in considerably smaller digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers. Our portfolio of imaging and optics technologies include the following:

•	Wafer-level Packaging technologies used in image sensor packaging:

•	SHELLCASE MVP is one of the industry’s first available through silicon via technology. It uses a glass-silicon sandwich structure, which enables image-sensing capabilities through the actual packaging structure;

•	Wafer-level Optics technology, which enables the manufacturing and assembly of lens modules:

•	Offered either as an Intellectual Property license or products such as the OptiML single-element VGA lens we manufacture in our Product Launch Services;

•	Wafer-level Camera technology, which combines OptiML Wafer-Level Optics with SHELLCASE MVP technology to manufacture camera modules at the wafer level;

•	Optical Image Enhancement technologies, which improve the quality of captured cell phone images:

•	OptiML Focus enables a high-quality image to be simultaneously brought into focus;

•	OptiML UFL improves low-light performance;

•	OptiML Zoom, our first combination Optical and Embedded Image Enhancement technology, which offers 3X zoom capabilities; and

•	MEMS-based single-chip solutions that enable auto focus functionality and image quality comparable with digital still cameras.

•	Embedded Image Enhancement technologies, which provide a portfolio of in-camera image enhancement solutions for digital photos:

•	FotoNation Red automatically detects and removes red- and golden-eye defects;

•	FotoNation FaceTracker, which includes the SmileCheck, BlinkCheck and Face Beautification extension modules, detects the presence of human faces in pictures to ensure optimal focus, exposure, and color balance, while also reducing the appearance of wrinkles or other skin imperfections for optimal image quality;

•	FotoNation FaceRecognition performs automatic identification of specific human faces in camera equipped mobile devices; and

•	FotoNation Video Tools, which provide video image stabilization and video face beautification capabilities for mobile devices such as camera phones, pocket camcorders and digital still cameras;

•	Micro-optics, which are small form factor optics developed and delivered on a variety of substrates, on one or both surfaces of a wafer and in multi-wafer forms:

•	Digital Optics solutions include diffractive optical elements, such as the lenses used in off-axis illumination for lithography; refractive optical elements, such as lens arrays; and integrated micro-optical subassemblies, such as optical and electro-optic modules.

Our Products and Solutions

Within our Imaging and Optics segment, we develop and manufacture imaging and optics solutions as well as provide services to our licensees to shorten their development effort and time to market. We manufacture small form factor micro-optics solutions using our wafer-level processes and equipment, targeted at three main markets: lithography, communications and barcode scanners. Our Product Launch Services is a strategic initiative to support our infrastructure licensees with proof of high-volume manufacturability and enables customer access to our new technology. We are currently manufacturing OptiML single-element VGA lens directly to manufacturers. We also provide our customers and partners with engineering, assembly and infrastructure services.

Acquisitions

We have grown our business partly through acquisitions. On May 5, 2010, we completed the acquisition of Siimpel Corporation (“Siimpel”), a developer and manufacturer of MEMS-based camera solutions for mobile imaging applications for $15.0 million. Siimpel’s MEMS-based auto focus and auto focus shutter solutions complement our EDOF technology and enables us to offer a wider range of high-value IP-based imaging and optics solutions. We expect the acquisition will have modest impact on our operating expenses and we do not anticipate revenue from MEMS-based products in this fiscal year. The impact of the acquisition on our financial results has been included in the following discussion.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Royalty and license fees	92%	96%	92%	97%
Product and service revenues	8	4	8	3

Total revenues	100	100	100	100

Operating expenses:
Cost of revenues	8	6	8	4
Research, development and other related costs	24	27	25	19
Selling, general and administrative costs	27	28	28	20
Litigation expense	6	9	8	8

Total operating expenses	65	70	69	51

Operating income	35	30	31	49
Other income and expense, net	—	2	1	2

Income before taxes	35	32	32	51
Provision for income taxes	15	13	14	22

Net income	20%	19%	18%	29%

Revenues

The following table sets forth our revenues by type (in thousands, except for percentages):

	For the Three Months Ended
	June 30, 2010		June 30, 2009		Increase / (Decrease)	% Change
Royalty and license fees	$68,356	92%	$59,870	96%	$8,486	14%
Product and service revenues	6,221	8	2,401	4	3,820	159

Total revenues	$74,577	100%	$62,271	100%	$12,306	20%

	For the Six Months Ended
	June 30, 2010		June 30, 2009		Increase / (Decrease)	% Change
Royalty and license fees	$127,209	92%	$171,727	97%	$(44,518)	(26)%
Product and service revenues	11,630	8	5,120	3	6,510	127

Total revenues	$138,839	100%	$176,847	100%	$(38,008)	(21)%

Revenues for the three months ended June 30, 2010 were $74.6 million as compared to $62.3 million for the three months ended June 30, 2009, an increase of $12.3 million, or 20%. The overall increase in revenues in the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to strong royalties reported from licensees in the DRAM market and in the semiconductor market and increased demand in the photolithography industry, offset in part by non-recurring option and license fees received from Motorola, a former defendant in an ITC infringement case, in the three months ended June 30, 2009.

Revenues for the six months ended June 30, 2010 were $138.8 million as compared to $176.8 million for the six months ended June 30, 2009, a decrease of $38.0 million, or 21%. The overall decrease in revenues in the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to non-recurring royalty revenue of $60.6 million from Amkor Technology, Inc. in February 2009, awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera. Excluding this award, revenues for the six months ended June 30, 2010 were up $22.6 million as compared to the six months ended June 30, 2009. The increase was due to strong royalties reported from our TCC licensees, a $3.0 million payment for past royalties under a $15.0 million litigation settlement with United Test Assembly Center Ltd. (“UTAC”), the remainder of which UTAC is required to pay in the second half of 2010, and increased demand in the photolithography industry.

Cost of Revenues

Cost of revenues primarily consists of direct compensation, materials, amortization of intangible assets related to acquired technologies, supplies and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies, the product and service revenues component of total revenues, on the mix of product sales to semiconductor, optics and communications industries and timing of property and equipment being placed in service.

Cost of revenues for the three months ended June 30, 2010 was $5.8 million, as compared to $3.9 million for the three months ended June 30, 2009, an increase of $1.9 million, or 48%. Cost of revenues for the six months ended June 30, 2010 was $11.0 million, as compared to $8.0 million for the six months ended June 30, 2009, an increase of $3.0 million, or 37%. The increase was primarily attributable to the increase in production expenses related to increased Micro-optics sales such as personnel related expenses and material costs.

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

Research, development and other related costs for the three months ended June 30, 2010 were $18.3 million, an increase of $1.5 million, or 9%, as compared to $16.8 million for the three months ended June 30, 2009. The increase was primarily due to $1.6 million of expenses incurred by Siimpel, acquired in May 2010. Research, development and other related costs for the six months ended June 30, 2010 were $34.2 million, an increase of $0.7 million, or 2%, as compared to $33.5 million for the six months ended June 30, 2009. The increase was primarily due to $1.6 million of expenses incurred by Siimpel, acquired in May 2010, offset by a reduction in stock-based compensation expense of $0.9 million.

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

Selling, general and administrative expenses for the three months ended June 30, 2010 were $20.2 million, an increase of $2.9 million, or 17%, as compared to $17.3 million for the three months ended June 30, 2009. The increase was primarily attributable to increases in stock-based compensation expense of $1.1 million and amortization of acquired intangible assets of $0.6 million. Selling, general and administrative expenses for the six months ended June 30, 2010 were $39.4 million, an increase of $4.6 million, or 13%, as compared to $34.8 million for the six months ended June 30, 2009. The increase was primarily attributable to increases in stock-based compensation expense of $1.5 million, amortization of acquired intangible assets of $1.3 million, and personnel related expenses of $0.7 million.

Litigation Expense. Litigation expense for the three months ended June 30, 2010 was $4.3 million, as compared to $5.5 million for the three months ended June 30, 2009, a decrease of $1.2 million, or 22%. The decrease was primarily attributable to a decrease in case activities in our legal proceedings related to the International Trade Commission, offset in part by legal proceedings related to our arbitration with Amkor. Litigation expense for the six months ended June 30, 2010 was $10.9 million, as compared to $14.2 million for the six months ended June 30, 2009, a decrease of $3.3 million, or 23%. The decrease was primarily attributable to a decrease in case activities in our legal proceedings related to the International Trade Commission, offset in part by an increase in legal proceedings related to the UTAC litigation and legal proceedings related to our arbitration with Amkor. Refer to Part II,
Item 1—Legal Proceedings for additional details.

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

Stock-based Compensation Expense

The effect of recording stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cost of revenues	$121	$140	$296	$251
Research, development and other related costs	2,573	3,443	5,250	6,110
Selling, general and administrative	4,717	3,648	8,731	7,186

Total stock-based compensation expense	$7,411	$7,231	$14,277	$13,547

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2010 and 2009 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Employee stock options	$4,051	$4,510	$7,802	$7,954
Restricted stock awards and units	2,772	2,264	5,381	4,718
Employee stock purchase plan	588	457	1,094	875

Total stock-based compensation expense	$7,411	$7,231	$14,277	$13,547

Stock-based compensation awards included employee stock options, restricted stock awards and units and employee stock purchases under our 2003 Employee Stock Purchase Plan. Stock-based compensation expense for the three months ended June 30, 2010 and 2009 was $7.4 million and $7.2 million, respectively. Stock-based compensation expense for the six months ended June 30, 2010 and 2009 was $14.3 million and $13.5 million, respectively. The overall increase was primarily related to an increase in grants of stock awards to employees based on our compensation incentive program and additional stock-based compensation expense resulting from modification of stock awards to employees terminated from the company. Future stock-based compensation expense and unrecognized stock-based compensation expense will increase as we grant additional stock awards.

Other Income and Expense, Net

Other income and expense, net, for the three months ended June 30, 2010 was $0.4 million, as compared to $1.1 million, for the three months ended June 30, 2009. Other income and expense, net, for the six months ended June 30, 2010 was $1.0 million, as compared to $3.9 million, for the six months ended June 30, 2009. The decrease was due to a reduction in interest income on our investments, as a result of lower prevailing interest rates as compared to the same periods in 2009. The decrease from the six months ended June 30, 2009 was also attributable to a non-recurring $3.5 million interest payment from Amkor received in February 2009 as part of the $64.1 million awarded by an arbitration panel for Amkor’s breach of its license agreement, offset by a $1.6 million other-than-temporary write-down of our asset-backed securities in the first quarter of 2009.

Provision for Income Taxes

The income tax provision for the three and six months ended June 30, 2010 was $11.4 million and $19.5 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The income tax provision for the three and six months ended June 30, 2009 was $8.0 million and $39.0 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The increase in the income tax provision from the three months ended June 30, 2009 was primarily attributable to the increase in domestic pre-tax income for the period offset by the effect of the reduced benefit for domestic research and foreign tax credits. The decrease in the income tax provision from the six months ended June 30, 2009 was primarily attributable to the decrease in domestic pre-tax income for the period due to the $64.1 million settlement received from Amkor in February.

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

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Micro-electronics:
Royalty and license fees	$65,094	$55,616	$120,850	$162,139
Product and service revenues	—	9	—	45

Total Micro-electronics revenues	65,094	55,625	120,850	162,184
Imaging and Optics:
Royalty and license fees	3,262	4,253	6,359	9,587
Product and service revenues	6,221	2,393	11,630	5,076

Total Imaging and Optics revenues	9,483	6,646	17,989	14,663

Total revenues	74,577	62,271	138,839	176,847

Operating expenses:
Micro-electronics Segment	13,523	15,610	29,460	33,480
Imaging and Optics Segment	23,213	18,015	43,121	36,655
Corporate overhead	11,887	9,946	22,903	20,285

Total operating expenses	48,623	43,571	95,484	90,420
Operating income (loss):
Micro-electronics Segment	51,571	40,015	91,390	128,704
Imaging and Optics Segment	(13,730)	(11,369)	(25,132)	(21,992)
Corporate overhead	(11,887)	(9,946)	(22,903)	(20,285)

Total operating income	$25,954	$18,700	$43,355	$86,427

The revenues and operating income amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended June 30, 2010, corporate overhead expenses were $11.9 million compared to $9.9 million for the three months ended June 30, 2009. The increase of $2.0 million from the three months ended June 30, 2009 was mainly attributable to an increase of $1.1 million in stock-based compensation expense and $0.3 million in legal and consulting expenses. For the six months ended June 30, 2010, corporate overhead expenses were $22.9 million compared to $20.3 million for the six months ended June 30, 2009. The increase of $2.6 million from the six months ended June 30, 2009 was mainly attributable to an increase of $1.8 million in stock-based compensation expense and $0.7 million in legal and consulting expenses, offset by a decrease in marketing-related expenses of $0.7 million.

Micro-electronics Segment

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Micro-electronics:
Revenues:
Royalty and license fees	$65,094	$55,616	$120,850	$162,139
Product and service revenues	—	9	—	45

Total Micro-electronics revenues	65,094	55,625	120,850	162,184
Operating expenses:
Cost of revenues	4	115	4	278
Research, development and other related costs	6,781	7,830	13,356	14,823
Selling, general and administrative	2,698	2,127	5,463	4,216
Litigation expense	4,040	5,538	10,637	14,163

Total operating expenses	13,523	15,610	29,460	33,480

Total operating income	$51,571	$40,015	$91,390	$128,704

Micro-electronics revenues for the three months ended June 30, 2010 were $65.1 million as compared to $55.6 million for the three months ended June 30, 2009, which represented an increase of $9.5 million, or 17%. The increase was primarily attributed to strong royalties reported from licensees in the DRAM market and unit growth in the semiconductor market, offset in part by non-recurring option and license fees received from Motorola, a former defendant in an ITC infringement case, in the three months ended June 30, 2009.

Micro-electronics revenues for the six months ended June 30, 2010 were $120.9 million as compared to $162.1 million for the six months ended June 30, 2009, which represented a decrease of $41.2 million, or 25%. The decrease was primarily attributed to non-recurring royalty revenue of $60.6 million from Amkor, awarded by an arbitration panel for Amkor’s breach of its license agreement with our Company in February 2009. Excluding this award, revenues for the six months ended June 30, 2010 were up $19.4 million as compared to the six months ended June 30, 2009. The increase was due to strong royalties reported from our TCC licensees and a $3.0 million payment for past royalties under a $15.0 million litigation settlement with UTAC, the remainder of which UTAC is required to pay in the second half of 2010.

Micro-electronics revenues consist primarily of royalties received from our TCC licensees. Such royalty revenues are distributed between two primary market segments: DRAM and Wireless. In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due to us under their respective TCC licenses, based on several factors including volumes. The effect of the volume pricing adjustments may cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may include, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter as well as the timing of when they reach the volume pricing incentive, some quarter-to-quarter and year-to-year fluctuations in the growth in our revenues from the DRAM segment. We have no other contracts that provide volume-based pricing adjustments.

Operating expenses for the three months ended June 30, 2010 were $13.5 million and consisted primarily of research, development and other related costs of $6.8 million, SG&A costs of $2.7 million and $4.0 million in litigation expenses. Operating expenses for the three months ended June 30, 2010 of $13.5 million represented a decrease of $2.1 million as compared to $15.6 million for the three months ended June 30, 2009, which was primarily attributable to a decrease of $1.5 million in litigation expenses and a reduction of $1.0 million in stock-based compensation expense, offset by an increase of $0.6 million in amortization expense.

Operating expenses for the six months ended June 30, 2010 were $29.5 million and consisted primarily of research, development and other related costs of $13.4 million, SG&A costs of $5.5 million and $10.6 million in litigation expenses. Operating expenses for the six months ended June 30, 2010 of $29.5 million represented a decrease of $4.0 million as compared to $33.5 million for the six months ended June 30, 2009, which was primarily attributable to a decrease in litigation expenses of $3.5 million, $1.4 million in stock-based compensation expense, and $0.2 million in personnel and related expenses, offset by an increase of $1.1 million in amortization expense.

We expect that litigation expense will continue to be a material portion of the Micro-electronics segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1—Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three months ended June 30, 2010 and 2009 was $51.6 million and $40.0 million, respectively, which represented an increase of $11.6 million, or 29%, for the reasons stated above. Operating income for the six months ended June 30, 2010 and 2009 was $91.4 million and $128.7 million, respectively, which represented a decrease of $37.3 million, or 29%, for the reasons stated above.

Imaging and Optics Segment

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Imaging and Optics:
Revenues:
Royalty and license fees	$3,262	$4,253	$6,359	$9,587
Product and service revenues	6,221	2,393	11,630	5,076

Total Imaging and Optics revenues	9,483	6,646	17,989	14,663
Operating expenses:
Cost of revenues	5,782	3,787	10,977	7,722
Research, development and other related costs	11,561	9,019	20,797	18,656
Selling, general and administrative	5,870	5,209	11,347	10,277
Litigation expense	—	—	—	—

Total operating expenses	23,213	18,015	43,121	36,655

Total operating loss	$(13,730)	$(11,369)	$(25,132)	$(21,992)

Imaging and Optics revenues for the three months ended June 30, 2010 were $9.5 million as compared to $6.6 million for the three months ended June 30, 2009, an increase of $2.9 million, or 44%. Imaging and Optics revenues for the six months ended June 30, 2010 were $18.0 million as compared to $14.7 million for the six months ended June 30, 2009, an increase of $3.3 million, or 22%. The increases in both periods in Imaging and Optics revenues were primarily attributable to increased demand in the photolithography industry.

Operating expenses for the three months ended June 30, 2010 were $23.2 million and consisted of cost of revenues of $5.8 million, research, development and other related costs of $11.6 million and SG&A costs of $5.8 million. Operating expenses for the three months ended June 30, 2009 were $18.0 million. The increase of $5.2 million in total operating expenses from the three months ended June 30, 2009 was primarily due to $1.9 million of expenses incurred by Siimpel, acquired in May 2010, and increases of $1.3 million in personnel related expenses, $0.7 million in materials and supplies, $0.5 million in depreciation and facility related expenses, and $0.4 million in legal and outside services expense.

Operating expenses for the six months ended June 30, 2010 were $43.1 million and consisted of cost of revenues of $11.0 million, research, development and other related costs of $20.8 million and SG&A costs of $11.3 million. Operating expenses for the six months ended June 30, 2009 were $36.7 million. The increase of $6.4 million in total operating expenses from the six months ended June 30, 2009 was primarily due to $1.9 million of expenses incurred by Siimpel, acquired in May 2010, and increases of $2.1 million in personnel related expenses, $1.0 million in materials and supplies, $0.5 million in depreciation and facility related expenses, $0.4 million in stock-based compensation expense, and $0.2 million in legal and outside services expense.

Operating loss for the three months ended June 30, 2010 and 2009 was $13.7 million and $11.4 million, respectively, which represented an increased loss of $2.3 million, or 20%, for the reasons stated above. Operating loss for the six months ended June 30, 2010 and 2009 was $25.1 million and $22.0 million, respectively, which represented an increased loss of $3.1 million, or 14%, for the reasons stated above.

Liquidity and Capital Resources

(in thousands , except for percentages)	As of June 30, 2010	As of December 31, 2009
Cash and cash equivalents	$116,878	$107,873
Short-term investments	320,453	280,085
Long-term investments	508	15,691

Total cash, cash equivalents, short-term and long-term investments	$437,839	$403,649

Percentage of total assets	66%	65%

	Six Months Ended
	June 30, 2010	June 30, 2009
Net cash provided by operating activities	$53,350	$80,272
Net cash used in investing activities	$(47,664)	$(68,104)
Net cash provided by financing activities	$3,319	$15,617

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $437.8 million at June 30, 2010, an increase of $34.2 million from $403.6 million at December 31, 2009. Cash and cash equivalents were $116.9 million at June 30, 2010, an increase of $9.0 million from $107.9 million at December 31, 2009. The increase in cash and cash equivalents was primarily the result of $53.4 million in cash provided by operating activities and $3.3 million in cash provided by financing activities, offset by $47.7 million net cash used in investing activities.

Cash flows provided by operating activities were $53.4 million for the six months ended June 30, 2010, primarily due to net income of $24.8 million, adjusted for non-cash items of depreciation and amortization of $12.8 million, stock-based compensation expense of $14.3 million and net tax benefits from stock options of $1.3 million, and a net increase in the changes in operating assets and liabilities of $0.2 million.

Cash flows provided by operating activities were $80.3 million for the six months ended June 30, 2009, primarily due to net income of $51.3 million, adjusted for non-cash items of depreciation and amortization of $10.1 million, impairment charge of long-term investments of $1.7 million, stock-based compensation expense of $13.5 million, and an increase in income tax payable of $7.0 million.

Net cash used in investing activities was $47.7 million for the six months ended June 30, 2010, primarily related to purchases of short-term investments of $235.1 million, net consideration paid for the acquisition of Siimpel of $15.0 million, purchases of property and equipment of $7.2 million, purchases of intangible assets of $1.7 million, offset by proceeds from maturities and sales of investments of $211.3 million.

Net cash used in investing activities was $68.1 million for the six months ended June 30, 2009, primarily related to purchases of short-term investments of $122.7 million, purchases of property and equipment of $8.8 million, net consideration paid for acquisitions of $6.6 million, offset by proceeds from maturities and sales of investments of $72.8 million.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including cash equivalents, short-term and long-term investments in a variety of securities, including municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, bank demand accounts, and asset-backed obligations. We invest excess cash predominantly in marketable debt securities that are of high-quality investment grade and the majority of which have maturities of less than one year. The majority of our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Unrealized losses and declines in value determined to be other-than-temporary, if any, on available-for-sale securities are generally reported in other income and expense, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and externally provided pricing models.

We evaluate all of our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more likely than not basis.

In connection with the liquidity issues experienced in the global credit and capital markets, our asset-backed securities, including mortgage-backed securities (collectively “ABS”) have experienced thinly traded markets. However, we continue to earn and receive interest on these investments at the maximum contractual rate. Prior to July 2010, we also had holdings of auction rate municipal bonds securities (“ARS”), which have similarly experienced thinly traded markets. In November 2008, we entered into an agreement with UBS which granted the parties various rights, including the right for us to sell our ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 (the “Rights”). In July 2010, we exercised the Rights and received cash of $4.2 million, which approximates the combined fair value of the ARS investments and the Rights as of June 30, 2010. Due to the lack of an observable market on our ABS and ARS investment portfolio, we utilize valuation models that rely on Level 3 unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments is subject to uncertainties that are difficult to predict. Net unrealized gain of $0.5 million, net of tax, related to a temporary increase in the fair value of the remaining available-for-sale securities was recorded in accumulated other comprehensive income (loss) as an increase in stockholders’ equity at June 30, 2010.

We continue to monitor the market for ABS and consider its impact, if any, on the fair value of our investments. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges to net income or additional unrealized losses in accumulated other comprehensive income (loss), which could negatively affect our financial condition, statement of operations or cash flow. For certain investments with a temporary decline in value, because we have the ability to hold these investments until the market recovers or until they reach maturity, do not anticipate having to sell these securities with unrealized losses in order to operate our business and continue to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired. We believe that based on our cash, cash equivalents and short-term investment balances of $437.3 million at June 30, 2010 and expected operating cash flows, the current lack of an active market in the credit and capital markets will not have a material impact on our ability to fund our operations.

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of June 30, 2010, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of June 30, 2010, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash from financing activities was $3.3 million for the six months ended June 30, 2010, due to $2.5 million from the issuance of common stock under our employee stock option programs and employee stock purchase plans and $0.8 million of excess tax benefits from stock-based compensation for the period. Net cash from financing activities was $15.6 million for the six months ended June 30, 2009, due to $12.2 million from the issuance of common stock for exercise of stock options and purchase made under our employee stock purchase plans and $3.4 million of excess tax benefits from stock-based compensation for the period.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4 Years	5 Years	Thereafter
	(In thousands )
Operating lease obligations	$11,448	7,986	1,807	1,655	$—
Purchase obligations	134	134	—	—	—

Total	$11,582	$8,120	$1,807	$1,655	$—

The amounts reflected in the table above for obligations represent aggregate future minimum lease payments under non-cancellable facility and equipment operating leases. In addition, we have agreements containing non-cancelable, nonrefundable payment terms with third parties to provide services. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term.

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

See Note 11—“Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of June 30, 2010, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In September 2007, we licensed our OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of June 30, 2010 and December 31, 2009, we had invested a total of $2.0 million and $1.9 million in NemoTek, which represented less than a 10 percent holding in NemoTek, respectively. No revenues from NemoTek were recognized in the three and six months ended June 30, 2010. Revenues from NemoTek were $1.1 million and $1.1 million, or less than 1 percent of total revenue, for the three and six months ended June 30, 2009, respectively. The account receivable from NemoTek was $0.3 million and $0.3 million as of June 30, 2010 and December 31, 2009, respectively.

Critical Accounting Estimates

During the three and six months ended June 30, 2010 there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting policies, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K, filed February 25, 2010.

Recent Accounting Pronouncements

See Note 3—“Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion LLC’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion LLC from continuing to infringe these patents.

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010. The Company expects that potential damages will continue to accrue during the stay period through the anticipated expiration of the asserted patents in September of 2010. Upon completion of Investigation No. 337-TA-605, including any appeals, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc. (collectively, “Hynix”) in the Superior Court of the State of California, for the County of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled the demurrer to Tessera’s Cartwright Act claims against Hynix, thus allowing the claims to proceed. On September 14, 2007, the court overruled another demurrer to Tessera’s claim for interference with contract and business relations, allowing those claims to proceed as well.

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

Fact and expert discovery in the action are closed. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding Tessera’s claims for damages. The court granted Hynix’s motion to dismiss Tessera’s intentional interference claim. At present, no trial date has been set. The parties are proceeding with trial preparation activities and are scheduled to appear for pretrial motion hearings on August 24, 2010, August 25, 2010, September 9, 2010 and September 24, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same, ITC No. 337-TA-605

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on April 17, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC and ST Microelectronics N.V. The ITC, among other things, investigated infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and considered Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

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

On March 12, 2009, respondents Spansion, Inc. and Spansion LLC (collectively, “Spansion”) filed a Notice of Commencement of Bankruptcy Proceedings and Automatic Stay, notifying the Commission of Spansion’s recent filings for bankruptcy and asserting that certain administrative claims against Spansion must be stayed pursuant to Section 362 of the Bankruptcy Code. On March 18, 2009, Tessera filed a response to Spansion’s filing, noting that Spansion did not expressly claim that the bankruptcy filing required a stay of this action. On March 23, 2009, the ITC staff submitted a response to Spansion’s filing, asserting that Spansion’s bankruptcy filing does not require any stay of the investigation against Spansion. On May 20, 2009, the ITC denied Spansion’s request to stay the investigation against Spansion.

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

Spansion, Inc. et al., v. International Trade Commission and Tessera, Inc., U.S. Court of Appeals for the Federal Circuit Case Nos. 2009-1460, 2009-1461, 2009-1462, and 2009-1465

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on or about July 20, 2009, respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC and ST Microelectronics N.V. filed appeals of the ITC’s Final Determination in Investigation No. 337-TA-605 with the United States Court of Appeals for the Federal Circuit. The appellants also filed certain “emergency” motions seeking a stay of the ITC’s limited exclusion order and cease and desist orders during the pendency of the appeal proceedings, as well as an immediate stay of those ITC orders while the Federal Circuit considered briefing as to whether to grant a stay during the appeal.

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

On October 30, 2009, the respondents filed their appellate briefing regarding the merits of the ITC’s ruling. Tessera filed its response brief in the appeal on January 15, 2010, and the respondents’ reply briefs were filed on February 19, 2010. Oral argument occurred on June 9, 2010, and the parties now await a decision from the Federal Circuit.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. The parties have agreed that the case will be temporarily stayed pending completion, including appeals, of ITC Investigation
No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same.

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

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on December 7, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on January 3, 2008. The respondents named in the complaint were A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. In the Notice of Institution, the ITC stated that it would, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

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

Tessera, Inc. et al., v. International Trade Commission., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1176

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on January 28, 2010, the Company filed a Notice of Appeal of the ITC’s Final Determination in Investigation No. 337-TA-630 with the United States Court of Appeals for the Federal Circuit. On May 27, 2010, Tessera filed its opening appellate brief. The respondents filed their response brief in the appeal on July 20, 2010. Tessera’s reply brief currently is due to be filed on or about August 6, 2010. Oral argument in the case has not yet been scheduled.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:07-cv-534 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on December 7, 2007, the Company filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

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

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 10-00945 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on March 5, 2010, Powertech Technology Inc. (“PTI”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries Co., Ltd. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.), and assigned to the judge presiding over the action.

On April 1, 2010, the Company filed a motion to dismiss the complaint for lack of subject matter jurisdiction. The hearing on Tessera’s motion occurred on May 13, 2010. On June 1, 2010, the judge granted Tessera’s motion, and dismissed the action.

On June 29, 2010, PTI filed a motion seeking reconsideration of the July 1, 2010 order dismissing the action. Tessera’s opposition to PTI’s motion for reconsideration was filed on July 15, 2010. Oral argument on the motion for reconsideration is currently scheduled for August 5, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Case No. RG08410327

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on September 18, 2008, the Company filed a complaint in the Superior Court for the State of California against United Test and Assembly Center, Ltd. and UTAC America, Inc. (collectively, “UTAC”) alleging breach of contract for failure to pay Tessera the full royalty due under its license agreement. The Company also alleged violations of California unfair competition laws and seeking compensatory and punitive damages.

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

On January 16, 2009, UTAC filed a cross-complaint against Tessera, asserting claims for declaratory judgment, breach of contract, breach of the implied covenant of good faith and fair dealing and violation of California unfair competition law. Tessera’s response to UTAC’s cross-complaint was filed on February 18, 2009. Tessera’s answer denied generally the allegations in UTAC’s cross-complaint, and asserted various affirmative defenses.

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

On December 11, 2009, the Court reset the trial date from January 11, 2010 to February 1, 2010. On January 15, 2010, the Court again reset the trial date for March 1, 2010. On February 18, 2010 and February 23, 2010, the Court held the Pretrial Management Conference, including hearing the parties’ motions in limine.

On March 1, 2010, the parties entered into a settlement agreement, agreed to a mutual dismissal of the action, and entered into an updated license agreement. The initial term of the updated license agreement runs through the end of 2016. UTAC has the option to renew the license for an additional five year term. Among other consideration to Tessera, under the terms of the agreement UTAC is required to pay $15.0 million in cash to address past royalties owed under the initial license, of which $3.0 million has been received from UTAC.

Reexamination Proceedings

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest, and a related request for reconsideration of that decision.

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009. An advisory action was mailed by the PTO on June 22, 2009, maintaining all of the rejections presented in the Action of March 6, 2009. On July 1, 2009, Tessera filed a petition to withdraw the finality of the official action mailed on March 6, 2009. The PTO issued a decision on July 10, 2009 dismissing Tessera’s petition of July 1, 2009. Tessera filed a Notice of Appeal on August 6, 2009, and timely filed an appeal brief on October 13, 2009. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010. The term for Tessera to file a reply brief to the PTO’s Answer expires on or about July 28, 2010.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008, a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera filed a response to the final official action on December 1, 2009. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1, 2009. Tessera filed a Notice of Appeal on February 1, 2010, and timely filed an appeal brief on April 5, 2010.

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008, Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO

issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera filed a request for reconsideration of this decision on August 7, 2009, upon which a decision from the PTO has not yet been received. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009. Siliconware refiled their Response Brief on March 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on July 13, 2010. Tessera’s Reply Brief is due on or about August 13, 2010.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, 2008, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal Notice was issued on June 22, 2009. Tessera filed a Notice of Appeal on July 22, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009, and a Corrected Response Brief on June 14, 2010.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims to which Tessera filed a response on August 14, 2009. On December 1, 2009, the PTO issued an Advisory Action indicating that Tessera’s response of August 14, 2009 failed to overcome all of the rejections set forth in the final official action mailed July 14, 2009. Tessera filed a Notice of Appeal on December 14, 2009. Tessera timely filed an appeal brief on February 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera timely filed a response on October 21, 2009. On November 20, 2009, Powerchip filed comments to Tessera’s response of October 21, 2009. A Right of Appeal Notice was issued on February 22, 2010. In response to the Right of Appeal Notice, Tessera has filed an application for reissue of the patent to further address the matters raised during the reexamination proceedings. On July 20, 2010, the PTO issued a Notice of Intent to Issue Inter Partes Reexamination Certificate, canceling the claims subject to reexamination. The reexamination certificate has not yet issued. On March 22, 2010, Tessera filed an application for reissue of the ‘681 patent to pursue additional claims.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera filed a response on January 19, 2010. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. Tessera filed a response on June 7, 2010.

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

Insolvency Proceedings over the Estate of Qimonda AG, Local Court of Munich, Insolvency Court, File No. 1542 IN 209/09

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on January 23, 2009, Qimonda AG filed a bankruptcy petition with the Local Court of Munich, Insolvency Court. On April 1, 2009, the Court opened insolvency proceedings over the estate of Qimonda AG and appointed Rechtsanwalt Dr. Michael Jaffé as the insolvency administrator. On or about May 27, 2009, Dr. Jaffé chose non-performance of Tessera’s license agreement with Qimonda AG under Section 103 of the German Insolvency Code and purported to terminate the license agreement. On June 12, 2009, Tessera filed a Proof of Claim in the Qimonda AG bankruptcy alleging amounts due of approximately 15.7 million Euros. On December 2, 2009, Dr. Jaffé preliminarily contested Tessera’s claim in full. Tessera is in ongoing discussions with the insolvency administrator.

In re Spansion, LLC, U.S. Bankruptcy Court (Del.), Case No. 09-1069; In re Spansion, Inc., U.S. Bankruptcy Court (Del.), Case No. 09-10690; In re Spansion Technology LLC, U.S. Bankruptcy Court (Del.), Case No. 09-10691

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on or about March 1, 2009, Spansion LLC, Spansion, Inc. and Spansion Technology LLC (collectively, “Spansion”) initiated bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. On or about July 17, 2009, Tessera filed a Proof of Claim in each of the above Spansion bankruptcy proceedings alleging amounts due of not less than $25 million. On July 28, 2009, the Company sought permission under the Bankruptcy rules to serve certain discovery requests in the actions, seeking various documents and testimony regarding potential administrative claims that Tessera may assert in the action. Tessera’s request for such discovery was denied without prejudice on August 11, 2009. The parties thereafter completed certain fact and expert discovery relating to Tessera’s administrative expense claim in December and January of 2010.

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

On February 5, 2010, Spansion filed a motion for an order estimating the amount of “certain contingent, unliquidated, duplicative and/or overstated claims” for purposes of establishing class 5 plan distribution reserves. Tessera filed its objection to the estimation motion on February 17, 2010 and on that same date submitted three Amended Proofs of Claim based in part on the Court’s 56.7 cents per unit royalty rate. On February 18, 2010, Tessera filed a motion for authority to file its Amended Proofs of Claim. On March 23, 2010, the Court entered an order allowing Tessera to file its Amended Proofs of Claim. Tessera voluntarily withdrew its three prior proofs of claim.

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

On April 1, 2010, the Court issued its Order and Opinion on Confirmation in which, among other things, it denied Spansion’s request for plan confirmation due to, among other reasons, the failure to set aside a reserve for Tessera’s administrative expense claim in the amount of $4,232,986. 13. The Court overruled certain Tessera objections regarding irregularities in the plan voting solicitation and tabulation and Spansion’s failure to properly count Tessera’s three plan ballots. On April 7, 2010, Spansion filed an amended plan that included a reserve for the alleged administrative expense claim of Tessera in the amount of $4,232,986.13. On April 16, 2010, the Court issued its finding of facts, conclusions of law, and Order confirming the plan as amended. On May 10, 2010, the plan became effective.

On February 23, 2010, Tessera filed a motion for allowance and payment of its administrative expense claim in the amount of $96,765,070, as of January 29, 2010, plus all damages that arise from and after that date, with interest thereon. Spansion filed an objection to the Request for Administrative Expense Claim on March 16, 2010 and the Official Committee of Unsecured Creditors joined in Spansion’s objection on March 16, 2010.

On March 25, 2010, the parties reached a stipulation regarding the estimated amount of Tessera’s pre-petition claim. On May 26, 2010, the Court issued its Order approving the stipulation and estimating Tessera’s pre-petition claims in the amount of $130 million. In its June 15, 2010 Order, the Court disallowed two of Tessera’s Amended Proofs of Claim, leaving one proof of claim of not less than $219 million. On July 6, 2010, Spansion filed an objection to the remaining proof of claim.

On July 13, 2010, Spansion and Tessera filed joint motions seeking to withdraw the reference from the bankruptcy court insofar as it relates Tessera’s administrative expense claim and remaining proof of claim to the United States District Court for the District of Delaware and to transfer venue of that matter to the United States District Court for the Northern District of California where a prior matter between Tessera and Spansion is pending. At a hearing held on July 28, 2010, the Court indicated that it would approve an order permitting the parties to submit their joint motion to the United States District Court for the District of Delaware for determination.

Amkor Technology, Inc. v. Tessera, Inc.

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on or about August 7, 2009, Amkor filed a request for arbitration against the Company before the International Chamber of Commerce (“ICC”). The request, among other things, accuses the Company of interference with Amkor’s existing and prospective business relationships, of improperly claiming that Amkor had breached the parties’ license agreement, and of improperly threatening to terminate that agreement. Amkor seeks relief including judgment that it is in compliance with the license agreement and is a licensee in good standing under the license agreement; judgment that the license agreement remains in effect and no breach alleged by the Company against Amkor has terminated the License Agreement; judgment that Amkor’s method of calculating royalties on a going-forward basis complies with Amkor’s obligations under the license agreement; an injunction against the Company forbidding it from making statements to Amkor’s customers and potential customers inconsistent with the above; an injunction against the Company forbidding it from attempting to terminate the license agreement or threatening to terminate the license agreement during the arbitration or based on events occurring prior to the conclusion of the arbitration; a damage award against the Company for attorneys fees and costs to Amkor associated with this arbitration, together with all other damages resulting from the Company’s alleged acts of tortious interference and punitive damages; all other relief recoverable under the Rules of Arbitration of the ICC; such other and further relief as the arbitrators deem just and proper.

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

On January 15, 2010, Amkor filed its response to Tessera’s counterclaims, along with certain new counterclaims by Amkor and a motion for priority consideration of certain issues. In its responsive pleading, Amkor denied Tessera’s counterclaims, arguing in part that Tessera’s counterclaims for royalties are barred by the doctrines of collateral estoppel and res judicata, and sought a declaratory judgment that it has not infringed and that its packages are not made under any of the patents asserted in Tessera’s answer and that the patents are invalid and unenforceable. Tessera filed an answer denying Amkor’s counterclaims and a response to Amkor’s motion on February 12, 2010. Amkor also claims a credit for royalties it alleges it overpaid Tessera. On March 28, 2010, the arbitrators ruled on Amkor’s motion for priority consideration, holding that certain issues—including royalties payable on a going-forward basis for the patents addressed in the previous arbitration, including but not limited to royalties applicable to packages assembled for Qualcomm, Inc., and Tessera’s counterclaim for breach of the audit provision—would be considered in an early hearing which is currently scheduled to last two days starting on December 9, 2010. The arbitrators scheduled a two-week hearing on the remaining issues for August 15, 2011.

On May 14, 2010, Amkor filed a motion to bar Tessera’s counterclaims for royalties owed based on Amkor’s activities prior to December 1, 2008 as barred by the doctrine of res judicata. Tessera filed its opposition on June 11, 2010. A hearing on Amkor’s motion is currently scheduled for August 25, 2010.

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

In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages with respect to royalties due to us under their respective TCC licenses based on several factors, including volumes. The effect of the volume pricing adjustments may cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenue to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may include some quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers as well as the timing of when they reach the volume pricing incentive in a given calendar quarter and their royalty payments within a calendar year.

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

We earn a significant amount of our revenues from a limited number of customers. For the three and six months ended June 30, 2010, there were four and three customers, respectively, that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

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

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including wafer-level packaging, wafer-level camera and other image quality enhancement technologies, µPILR packaging technology, and thermal management technology (also referred to as silent air cooling). Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including innovativeness and demand for the technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

For our imaging and optics technologies, our OptiML Focus technology enables camera modules to automatically focus without any moving parts by employing extended depth of field technology. Our MEMS-based auto focus technology enables high-precision control of a moving lens for auto focus functionality with a small form factor. These technologies compete with auto focus technologies including traditional lens-motion-type auto focus, emerging lens-modification-type auto focus, solutions using voice coil motor technology, and also other computational-type auto focus solutions and other solutions and technologies provided by companies such as DxO Labs. Our wafer-level camera solution competes with both the traditional lens vendors who enjoy an established supply chain, as well as other wafer-level optics technologies offered by companies such as Heptagon Oy and Anteryon B.V. For the embedded image enhancement technologies such as Face Detection and our other Face Tools products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. We also expect to see other competing technologies emerge.

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

As a larger portion of our revenues is generated from product sales, we may rely on outsourced high volume manufacturing which is inherently risky.

As we integrate internally developed technologies into products, we may rely on outsourced high volume manufacturing by utilizing third party foundry, packaging, assembly and test capabilities. Doing so could present risks to our operations, including:

•	reduced control over delivery schedules, yields, capacity, and quality assurance;

•	limited number of vendors capable of manufacturing our high technology products;

•	limited availability of vendor capacity for our products which may delay time to market;

•	failure of vendors to meet our technical requirements;

•	difficulty in determining target inventory levels based on forecasted demand, which may not be reliable;

•	infringement or misappropriation of other third parties’ or our intellectual property;

•	limited warranties on products and services supplied to us; and

•	overhead costs of developing and maintaining a global supply chain.

If any vendor in the supply chain materially fails to perform, or if we are required to find an alternate vendor and are not able to do so on a timely basis, or if these vendors materially increase their prices, our business strategy could be harmed and our results of operations could be adversely affected.

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

At June 30, 2010, we held approximately $116.9 million in cash and cash equivalents and $320.9 million in short-term and long-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, auction rate municipal bond securities, bank demand accounts, and asset-backed obligations. In July 2010, our auction rate municipal bond securities were sold at par. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U. S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The financial market risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, voluminous and often ambiguous. Changes to existing taxation rules such as the current Presidential Administration’s proposals for reforming U.S. international tax rules, or changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3—“Recent Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements.

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

We have made several acquisitions, and it is our current plan to continue to acquire companies and technologies that we believe are strategic to our future business. Investigating businesses or technologies and integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Our plans to integrate and expand upon research and development programs and technologies initiated at each of our operating locations, including image sensor packaging, wafer-level optics and camera technology from our operation in Charlotte, North Carolina, image enhancement technology for digital auto focus and optical zoom from our operation in Tel Aviv, Israel, MEMS-based auto focus and shutter solutions from our operation in Arcadia, California, and in-camera image capture for digital photos from our operations in Galway, Ireland, and microelectronics packaging and system integration from our operation in San Jose, California, may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to review our amortizable intangible assets such as patent portfolio and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on May 12, 2010 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 13, 2010 (SEC File No. 000-50460), and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2010

Tessera Technologies, Inc.

By:	/s/ Michael Anthofer

Michael Anthofer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on May 12, 2010 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K , filed on May 13, 2010 (SEC File No. 000-50460), and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002