Form 10-Q
period 2010-09-30
TESSERA TECHNOLOGIES INC
filed 2010-11-04
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 15, 2010, 50,461,537 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I—FINANCIAL INFORMATION

Item  1. Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$119,675	$107,873
Short-term investments	353,980	280,085
Accounts receivable, net of allowance for doubtful accounts of $43 at each period end	8,804	10,237
Inventories	1,924	1,571
Short-term deferred tax assets	6,241	6,240
Other current assets	4,499	6,255

Total current assets	495,123	412,261

Property and equipment, net	47,568	42,483
Intangible assets, net	81,758	77,753
Goodwill	49,422	45,150
Long-term deferred tax assets	19,299	19,299
Long-term investments	329	15,691
Other assets	2,714	3,681

Total assets	$696,213	$616,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,776	$2,354
Accrued legal fees	6,035	3,064
Accrued liabilities	22,540	21,633
Deferred revenue	3,767	5,334
Income tax payable	3,566	317

Total current liabilities	38,684	32,702
Long-term deferred tax liabilities	6,733	6,684
Other long-term liabilities	6,326	4,747

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 51,104 and 50,490 shares issued, respectively, and 50,459 and 49,845 shares outstanding, respectively	51	50
Additional paid-in capital	429,989	402,330
Treasury stock at cost: 645 shares of common stock at each period end	(10,505)	(10,505)
Accumulated other comprehensive income (loss)	732	(55)
Retained earnings	224,203	180,365

Total stockholders’ equity	644,470	572,185

Total liabilities and stockholders’ equity	$696,213	$616,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Royalty and license fees	$76,041	$62,743	$203,250	$234,470
Product and service revenues	6,070	3,380	17,700	8,500

Total revenues	82,111	66,123	220,950	242,970

Operating expenses:
Cost of revenues	5,492	3,941	16,473	11,941
Research, development and other related costs	20,769	16,780	54,922	50,259
Selling, general and administrative	19,031	19,455	58,441	54,233
Litigation expense	4,753	6,066	15,693	20,229

Total operating expenses	50,045	46,242	145,529	136,662

Operating income	32,066	19,881	75,421	106,308
Other income and expense, net	716	590	1,679	4,448

Income before taxes	32,782	20,471	77,100	110,756
Provision for income taxes	13,754	8,337	33,262	47,317

Net income	$19,028	$12,134	$43,838	$63,439

Basic and diluted net income per share:

Net income per share-basic	$0.38	$0.25	$0.88	$1.31

Net income per share-diluted	$0.38	$0.24	$0.87	$1.30

Weighted average number of shares used in per share calculations-basic	50,247	49,201	49,862	48,598

Weighted average number of shares used in per share calculations-diluted	50,476	49,862	50,192	48,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$43,838	$63,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,736	6,795
Amortization of intangible assets	10,695	8,809
Impairment on long-term investments and assets, net of gain	—	774
Loss (gain) on property and equipment	(208)	515
Stock-based compensation expense	21,171	20,437
Deferred income tax, net	(101)	529
Tax benefits from employee stock option plan	2,066	8,476
Excess tax benefit from stock-based compensation	(758)	(4,609)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,441	1,073
Inventories	(353)	193
Other assets	1,812	3,009
Accounts payable	(59)	599
Accrued legal fees	2,971	(7,419)
Accrued and other liabilities	(2,898)	(769)
Deferred revenue	(1,567)	554
Income tax payable	3,247	(1,373)

Net cash provided by operating activities	90,033	101,032

Cash flows from investing activities:
Purchases of property and equipment	(9,187)	(12,327)
Proceeds from sale of property and equipment	1,621	17
Purchases of short-term available-for-sale investments	(345,139)	(195,366)
Proceeds from maturities and sales of marketable securities	288,520	172,147
Acquisitions, net of cash acquired	(14,971)	(6,633)
Purchases of intangible assets	(4,256)	(9,618)
Other investing activities	—	912

Net cash used in investing activities	(83,412)	(50,868)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	758	4,609
Proceeds from exercise of stock options	585	15,335
Proceeds from employee stock purchase program	3,838	2,414

Net cash provided by financing activities	5,181	22,358

Net increase in cash and cash equivalents	11,802	72,522
Cash and cash equivalents at beginning of period	107,873	87,890

Cash and cash equivalents at end of period	$119,675	$160,412

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

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2010 and 2009, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information. The amounts as of December 31, 2009 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K, filed on February 25, 2010.

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2010 or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2010, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

On January 21, 2010, the FASB issued an update to the authoritative guidance for fair value measurements and disclosures. The update includes a requirement that reporting entities provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by existing authoritative guidance; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In January 2010, the Company adopted this guidance, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

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

In April 2010, the FASB issued an update to the authoritative guidance for revenue recognition related to the milestone method. This update provides that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety as revenues in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This update is effective in fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$714	$513
Work in process	883	739
Finished goods	327	319

	$1,924	$1,571

Property and equipment, net consisted of the following (in thousands):
	September 30, 2010	December 31, 2009
Furniture and equipment	$57,186	$46,836
Land and buildings	21,282	19,886
Leasehold improvements	5,653	3,979

	84,121	70,701
Less: Accumulated depreciation and amortization	(36,553)	(28,218)

	$47,568	$42,483

Accrued liabilities consisted of the following (in thousands):
	September 30, 2010	December 31, 2009
Employee compensation and benefits	$11,204	$12,295
Other	11,336	9,338

	$22,540	$21,633

Accumulated other comprehensive income (loss) consisted of the following (in thousands):
	September 30, 2010	December 31, 2009
Unrealized gain (loss) on available-for-sale investments, net of tax	$732	$(55)

Accumulated other comprehensive income (loss)	$732	$(55)

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

The Company reviews goodwill for impairment annually during its fourth quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. To evaluate for impairment of goodwill, the Company determines the fair value of its reporting units using an average of the results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future gross margins, operating expenses, discount rates and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on comparable companies in similar lines of business. The assumptions used in the fair value calculation change from year to year and include revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. Changes in these assumptions based on changed economic conditions or business strategies, whereby anticipated future results of the business do not materialize as expected , could result in material impairment charges in future periods which would negatively impact the operating results.

To evaluate for impairment of long-lived assets such as intangible assets, tangible assets or equity investments, the Company monitors events and changes in circumstances that could indicate carrying value of these assets that may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of these assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying value of those assets, we recognize an impairment charge based on the excess of the carrying value over the fair value of the assets.

The process of evaluating the potential impairment of goodwill and long-lived assets is highly subjective and requires significant judgment. Changes in circumstances indicating that the carrying value of the Company’s goodwill, long-lived assets such as intangible assets and tangible assets or equity investments may not be recoverable may include but not limited to: a decline in future cash flows, slow adoption of the products by customers, significant decline in growth rates in units or revenues in the industry in which the reporting unit operates in, a more-likely-than-not expectation that fair value of goodwill or assets is adversely impact when a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, or if our market capitalization is below our net book value.

There was no impairment of goodwill and long-lived assets for the three and nine months ended September 30, 2010 and 2009. On October 27, 2010, the Company concluded that an impairment charge will be recorded for certain equipment to be disposed of by sale in connection with the cessation of development activity of Wafer-level Optics technology.

See Note 16—“Subsequent Event” for additional detail.

The allocation of goodwill to segments and the changes to the carrying value from December 31, 2009 through September 30, 2010 is reflected below (in thousands):

Imaging and Optics
Balance at December 31, 2009	$45,150
Goodwill acquired through the Siimpel Corporation acquisition	4,272

Balance at September 30, 2010	$49,422

See Note 12—“Segment and Geographic Information” for additional detail.

Identified intangible assets consisted of the following (in thousands):

	Average Life (Years)	September 30, 2010			December 31, 2009
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Existing technology	5-10	$54,161	$(23,370)	$30,791	$51,162	$(18,284)	$32,878
Acquired patents	3-15	51,696	(11,555)	40,141	41,895	(7,651)	34,244
Customer contracts	3-9	11,900	(5,031)	6,869	11,900	(3,687)	8,213
Trade name	4-10	3,620	(1,593)	2,027	3,620	(1,288)	2,332
In-process research and development	Indefinite	1,900	—	1,900	—	—	—
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,400)	—
Assembled workforce	4	300	(270)	30	300	(214)	86

		$124,977	$(43,219)	$81,758	$110,277	$(32,524)	$77,753

Amortization expense for the three months ended September 30, 2010 and 2009 amounted to $3.6 million and $3.0 million, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $10.7 million and $8.8 million, respectively.

As of September 30, 2010, the estimated future amortization expense of intangible assets is as follows (in thousands):

2010 (remaining 3 months)	$3,718
2011	14,799
2012	14,031
2013	13,168
2014	11,357
Thereafter	22,785

$79,858

NOTE 7 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Net income	$19,028	$12,134	$43,838	$63,439
Denominator:
Weighted average common shares outstanding	50,390	49,564	50,048	48,992
Less: Unvested common shares subject to repurchase	(143)	(363)	(186)	(394)

Total shares-basic	50,247	49,201	49,862	48,598
Effect of dilutive securities:
Stock awards	107	489	135	236
Restricted stock awards and units	122	172	195	147

Total shares-diluted	50,476	49,862	50,192	48,981

Net income per common share-basic	$0.38	$0.25	$0.88	$1.31

Net income per common share-diluted	$0.38	$0.24	$0.87	$1.30

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

For the three months ended September 30, 2010 and 2009, approximately 6.4 million and 2.5 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive. For the nine months ended September 30, 2010 and 2009, approximately 5.8 million and 5.9 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2010 and December 31, 2009, the Company had repurchased a total of 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2010, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Board of Directors adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Board of Directors adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of September 30, 2010, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board of Directors adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of September 30, 2010, there were 5,497,000 shares reserved for grant under this plan.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2009	5,859	$22.74
Options granted	920	$17.42
Options exercised	(85)	$6.86
Options cancelled / forfeited / expired	(163)	$28.02

Balance at September 30, 2010	6,531	$22.06

Information with respect to outstanding restricted stock awards and units as of September 30, 2010 is as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares Subject to Time-based Awards	Number of Shares Subject to Performance- based Awards	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2009	526	395	921	$27.07
Awards and units granted	756	228	984	$16.58
Awards and units vested / earned	(230)	(49)	(279)	$31.09
Awards and units cancelled / forfeited	(31)	—	(31)	$25.59

Balance at September 30, 2010	1,021	574	1,595	$19.92

Performance Awards

Performance awards may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards is generally linked to one or more performance goals or other specific performance goals determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and ranges from zero to 100 percent of the shares.

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

As of September 30, 2010, there were 362,000 shares reserved for grant under the ESPP.

NOTE 9 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cost of revenues	$136	$199	$432	$450
Research, development and other related costs	2,960	2,379	8,210	8,489
Selling, general and administrative	3,798	4,312	12,529	11,498

Total stock-based compensation expense	$6,894	$6,890	$21,171	$20,437

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2010 and 2009 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Employee stock options	$3,428	$4,152	$11,230	$12,106
Restricted stock awards and units	2,918	2,298	8,299	7,016
Employee stock purchase plan	548	440	1,642	1,315

Total stock-based compensation expense	$6,894	$6,890	$21,171	$20,437

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

The following assumptions were used to value the options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Expected life (in years)	3.8	3.7	3.8	3.7
Risk-free interest rate	1.0%	1.5%	1.0-2.6%	1.2-1.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	75.5%	75.9%	75.4-75.7%	73.5-75.9%

NOTE 10 – INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2010 was $13.8 million and $33.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The provision for income taxes for the three and nine months ended September 30, 2009 was $8.3 million and $47.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses. Such jurisdictions’ tax is based on actual withholding taxes for the quarter. The increase in the income tax provision for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily attributable to the increase in pre-tax income for the period and the effect of the reduced benefit for domestic research and foreign tax credits. The decrease in the income tax provision for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily attributable to income taxes related to the $64.1 million settlement received from Amkor in February 2009.

As of September 30, 2010 and December 31, 2009, unrecognized tax benefits approximated $4.5 million, of which $3.5 million would affect the effective tax rate if recognized. The change in the unrecognized tax benefits was immaterial for the periods. As of September 30, 2010, the Company is unable to estimate significant increases or decreases to unrecognized tax benefits that are reasonably possible within the next 12 months.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2010 and 2009, interest and penalties related to unrecognized tax benefits were immaterial and are included in unrecognized tax benefits.

At September 30, 2010, the Company’s 2005 through 2009 tax years were open and may be subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company is not currently under federal income tax examination. The Company is currently under a state tax examination in California for the years 2006 and 2007 and under a foreign income tax examination in Israel for the years 2006 through 2008 and in Japan for the years 2007 through 2009.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three and nine months ended September 30, 2010 was $0.7 million and $2.1 million, respectively. Rent expense for the three and nine months ended September 30, 2009 was $0.7 million and $2.0 million, respectively.

As of September 30, 2010, future minimum lease payments are as follows (in thousands):

Lease Obligations
2010 (remaining 3 months)	$892
2011	2,766
2012	2,462
2013	2,145
2014	1,735
Thereafter	814

$10,814

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010. The Company expects that potential damages continued to accrue during the stay period through the expiration of the asserted patents in September of 2010. Upon completion of Investigation No. 337-TA-605, including any appeals, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

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

Fact and expert discovery in the action are closed. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding Tessera’s claims for damages. The court granted Hynix’s motion to dismiss Tessera’s intentional interference claim. At present, no trial date has been set. The parties are proceeding with trial preparation activities and are next scheduled to appear for pretrial matters on December 16, 2010.

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

In September 2010, the patents asserted in this action expired together with certain portions of the ITC’s orders.

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

On May 15, 2008, the Company filed a motion to withdraw U.S. Patent No. 6,458,681 from the ITC action. The respondents did not oppose the motion, and the motion was granted. In July 2008, the action was assigned to Judge Essex.

On May 21, 2008, the Company settled its dispute with one of the respondents, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that their accused products infringe those patents. IPSG has been dismissed from the ITC action. On August 14, 2008, Company settled its dispute with another respondent, Peripheral Devices & Products Systems, Inc. (“PDP”), and entered into a settlement and license agreement with PDP. As part of the settlement, PDP, on behalf of itself and its parents, affiliates and subsidiaries, acknowledged the validity and enforceability of the asserted patents, and further acknowledged that its accused products infringe those patents. On September 22, 2008, Judge Essex granted the motion of A-DATA Technology Co., Ltd. and A-DATA Technology (USA) Co., Ltd. to dismiss those respondents from the ITC action based on their stipulation to a consent order pursuant to which they agreed not to import or sell for importation into the United States any products infringing Tessera’s asserted patents.

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

On December 29, 2009, the ITC issued a Notice of Final Determination holding, among other things, that it would (1) modify the ALJ’s construction of the claim terms “top layer” and “thereon” recited in claim 1 of U.S. Patent No. 5,663,106 (the “106 patent”); (2) reverse the ALJ’s finding that the accused µBGA products do not meet all of the limitations of the asserted claims of the ‘106 patent but affirm his finding that there is no infringement due to patent exhaustion; (3) affirm the ALJ’s finding that the accused wBGA products do not infringe the asserted claims of the ‘106 patent; (4) affirm the ALJ’s validity and domestic industry analyses pertaining to the asserted claims of the ‘106 patent; (5) affirm the ALJ’s finding that the Direct Loading testing methodology employed by Tessera’s expert fails to prove infringement; and (6) affirm the ALJ’s finding that the 1989 Motorola OMPAC 68-pin chip package fails to anticipate claims 17 and 18 of U.S. Patent No. 5,679,977 (the “977 patent”) under the on-sale bar provision of 35 U.S.C. § 102(b), but modify a portion of the Initial Determination. A public version of the ITC’s full opinion was issued on February 24, 2010. The ruling by the ITC is now being appealed, as discussed immediately below. In September 2010, the ‘977 and ‘627 patents expired.

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

Tessera, Inc. et al., v. International Trade Commission., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1176

On January 28, 2010, the Company filed a Notice of Appeal of the ITC’s Final Determination in Investigation No. 337-TA-630 with the United States Court of Appeals for the Federal Circuit. Principal briefing has been completed. Oral argument in the case has not yet been scheduled.

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

On June 29, 2010, PTI filed a motion seeking reconsideration of the June 1, 2010 order dismissing the action. Tessera’s opposition to PTI’s motion for reconsideration was filed on July 15, 2010. On August 3, 2010, PTI’s motion was denied. On August 6, 2010, PTI filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit.

The Company cannot predict the outcome of this proceeding or the associated appeal. An adverse decision in these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

On March 1, 2010, the parties entered into a settlement agreement, agreed to a mutual dismissal of the action, and entered into an updated license agreement. The initial term of the updated license agreement runs through the end of 2016. UTAC has the option to renew the license for an additional five year term. Among other consideration to Tessera, under the terms of the agreement UTAC is required to pay $15.0 million in cash to address past royalties owed under the initial license, of which $9.0 million has been received from UTAC.

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009. An advisory action was mailed by the PTO on June 22, 2009, maintaining all of the rejections presented in the Action of March 6, 2009. On July 1, 2009, Tessera filed a petition to withdraw the finality of the official action mailed on March 6, 2009. The PTO issued a decision on July 10, 2009 dismissing Tessera’s petition of July 1, 2009. Tessera filed a Notice of Appeal on August 6, 2009, and timely filed an appeal brief on October 13, 2009. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010. On July 28, 2010, Tessera filed a reply brief and a request for oral hearing.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008, a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera filed a response to the final official action on December 1, 2009. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1, 2009. Tessera filed a Notice of Appeal on February 1, 2010, and timely filed an appeal brief on April 5, 2010. The PTO’s Answer to Tessera’s appeal brief withdrew certain rejections previously applied to the claims, but continued to apply other rejections as to all claims under reexamination.

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008, Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009. Siliconware refiled their Response Brief on March 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on July 13, 2010. On August 13, 2010, Tessera filed a rebuttal brief and a request for oral hearing.

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

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims to which Tessera filed a response on August 14, 2009. On December 1, 2009, the PTO issued an Advisory Action indicating that Tessera’s response of August 14, 2009 failed to overcome all of the rejections set forth in the final official action mailed July 14, 2009. Tessera filed a Notice of Appeal on December 14, 2009. Tessera timely filed an appeal brief on February 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010. On July 28, 2010, Tessera filed a reply brief and a request for oral hearing.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera timely filed a response on October 21, 2009. On November 20, 2009, Powerchip filed comments to Tessera’s response of October 21, 2009. A Right of Appeal Notice was issued on February 22, 2010. On July 20, 2010, the PTO issued a Notice of Intent to Issue Inter Partes Reexamination Certificate, canceling the claims subject to reexamination. The reexamination certificate issued on October 6, 2010. On March 22, 2010, Tessera filed an application for reissue of the ‘681 patent to further address the matters raised during the reexamination proceedings and to pursue additional claims.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera filed a response on January 19, 2010. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. Tessera filed a response on June 7, 2010. On October 18, 2010, the PTO issued a new final official action to which Tessera will have an opportunity to respond.

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

The following Tessera patents expired on September 24, 2010: U.S. Patent Nos. 6,433,419, 6,465,893, 5,679,977, 6,133,627 and 5,852,326. The reexamination proceedings will continue after expiration.

The patents that are subject to the above-described reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that have been preliminarily rejected in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described in this Note 11 – “Commitments and Contingencies,” in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

On July 13, 2010, Spansion and Tessera filed joint motions seeking to withdraw the reference from the bankruptcy court insofar as it relates Tessera’s administrative expense claim and remaining proof of claim to the United States District Court for the District of Delaware and to transfer venue of that matter to the United States District Court for the Northern District of California where a prior matter between Tessera and Spansion is pending. At a hearing held on July 28, 2010, the Court indicated that it would approve an order permitting the parties to submit their joint motion to the United States District Court for the District of Delaware for determination. The parties filed the joint motion with the District Court that same date where it remains pending.

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

On May 14, 2010, Amkor filed a motion to bar Tessera’s counterclaims for royalties owed based on Amkor’s activities prior to December 1, 2008 as barred by the doctrine of res judicata. A hearing on Amkor’s motion occurred on August 25, 2010. A ruling on that motion has not yet been issued.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. UTAC (Taiwan) Corporation, Case No. CV10 4435 HRL (N.D. Cal.)

On September 30, 2010, Tessera filed a complaint against UTAC (Taiwan) Corporation (“UTAC Taiwan”) in the United States District Court for the Northern District of California. The case was initially assigned to Magistrate Judge Howard R. Lloyd and was reassigned to Judge Jeremy Fogel on October 8, 2010. Tessera’s complaint names as defendant UTAC Taiwan and alleges causes of action for breach of contract, declaratory relief, and breach of the implied covenant of good faith and fair dealing. The complaint requests of the Court, among other things, a judicial determination and declaration that UTAC Taiwan remains contractually obligated to pay royalties to Tessera, an accounting and restitution in an amount to be determined at trial, and an award of damages in an amount to be determined at trial, plus interest on damages, costs, disbursements, attorneys’ fees, and such other and further relief as the Court may deem just and proper. The case is in the pleading stage.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Sony Electronics, Inc. et al., Case No. 1:99-mc-0999 (D. Del.)

On October 1, 2010, Tessera filed a complaint against Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation in the United States District Court for the District of Delaware. The case was assigned to Renee Marie Bumb of the District of New Jersey and then referred to Magistrate Judge Karen M. Williams in the same District. Tessera’s complaint alleges that defendants Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation infringed and are currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent No. 6,885,106. The complaint requests of the Court, among other things, a judgment that the defendants willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of the ‘106 patent; an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of the ‘106 patent; an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper. The case is in the pleading stage.

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

The Company does not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenues and accordingly there is none to report. The Company does not allocate other income and expense to reportable segments. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth the Company’s segment revenues, operating expenses and operating income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Micro-electronics:
Royalty and license fees	$72,052	$59,060	$192,902	$221,199
Product and service revenues	—	3	—	48

Total Micro-electronics revenues	72,052	59,063	192,902	221,247
Imaging and Optics:
Royalty and license fees	3,989	3,683	10,348	13,271
Product and service revenues	6,070	3,377	17,700	8,452

Total Imaging and Optics revenues	10,059	7,060	28,048	21,723

Total revenues	82,111	66,123	220,950	242,970

Operating expenses:
Micro-electronics Segment	15,483	15,327	44,943	48,807
Imaging and Optics Segment	23,769	19,312	66,890	55,967
Corporate overhead	10,793	11,603	33,696	31,888

Total operating expenses	50,045	46,242	145,529	136,662
Operating income (loss):
Micro-electronics Segment	56,569	43,736	147,959	172,440
Imaging and Optics Segment	(13,710)	(12,252)	(38,842)	(34,244)
Corporate overhead	(10,793)	(11,603)	(33,696)	(31,888)

Total operating income	$32,066	$19,881	$75,421	$106,308

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the periods indicated (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Asia Pacific	$55,973	68%	$43,227	65%	$144,016	65%	$116,759	48%
U.S.	21,831	27%	19,229	29%	61,912	28%	114,896	47%
Europe and other	4,307	5%	3,667	6%	15,022	7%	11,315	5%

	$82,111	100%	$66,123	100%	$220,950	100%	$242,970	100%

For the three months ended September 30, 2010, four customers each accounted for 10% or more of total revenues. For the three months ended September 30, 2009, three customers each accounted for 10% or more of total revenues. For the nine months ended September 30, 2010, three customers each accounted for 10% or more of total revenues. For the nine months ended September 30, 2009, three customers each accounted for 10% or more of total revenues.

Net property and equipment are presented below by geographical area (in thousands):

	September 30 ,
	2010	2009
U.S.	$45,855	$39,971
Japan	511	1,174
Romania	570	493
Ireland	354	487
Israel and other	278	304

Total	$47,568	$42,429

NOTE 13 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Commercial paper	$120,280	$7	$(14)	$120,273
Money market funds	2,044	—	—	2,044
Bank deposits	2,181	—	—	2,181
Corporate bonds and notes	114,808	377	(24)	115,161
Treasury and agency notes and bills	96,176	285	(3)	96,458
Municipal bonds and notes	103,111	121	(19)	103,213
Asset-backed securities	327	2	—	329

Total available-for-sale securities	$438,927	$792	$(60)	$439,659
Reported in:
Cash and cash equivalents				$85,350
Short-term investments				353,980
Long-term investments				329

Total marketable securities				$439,659

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Commercial paper	$82,347	$7	$(6)	$82,348
Money market funds	13,971	—	—	13,971
Bank deposits	5,808	—	—	5,808
Corporate bonds and notes	84,245	452	(142)	84,555
Treasury and agency notes and bills	59,680	62	(78)	59,664
Municipal bonds and notes	119,886	168	(69)	119,985
Asset-backed securities	1,642	—	(449)	1,193

Total available-for-sale securities	367,579	689	(744)	367,524
Trading securities
Auction rate municipal bonds	14,498	—	—	14,498

Total marketable securities	$382,077	$689	$(744)	$382,022

Reported in:
Cash and cash equivalents				$86,246
Short-term investments				280,085
Long-term investments				15,691

Total marketable securities				$382,022

At September 30, 2010 and December 31, 2009, the Company held $474.0 million and $403.6 million in cash, cash equivalents, short-term and long-term investments, respectively. Of these amounts, the majority are held in marketable securities, as shown above. The remaining balances are generally cash held in operating accounts.

Net unrealized gains of $0.7 million, net of tax, as of September 30, 2010, were related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. For certain investments with a temporary decline in value, because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired as of September 30, 2010. For the three and nine months ended September 30, 2010, the Company did not record any impairment charges. For the three and nine months ended September 30, 2009, the Company recorded impairment charges that decreased pre-tax income by $0.1 million and $1.7 million, respectively.

The gross realized losses on sales of marketable securities were $0.7 million and $1.2 million, respectively, for the three and nine months ended September 30, 2010, almost all of which were previously recorded as impairment. The gross realized gains on sales of marketable securities were not significant during the three and nine months ended September 30, 2010 and 2009.

In July 2010, the Company exercised the Rights as discussed below and received cash of $4.2 million for all of its auction rate municipal bond securities (“ARS”), which approximates the combined fair value of the ARS investment and the Rights. Consequently, at September 30, 2010, the Company had no ARS investments and had $0.3 million of asset-backed securities, including mortgage-backed securities (collectively, “ABS”) recorded at fair value. At December 31, 2009, the Company had $15.7 million of ARS and ABS investments recorded at fair value.

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

In November 2008, the Company entered into an agreement with UBS which granted the Company and UBS various rights, including a right of the Company to sell the Company’s ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 (the “Rights”) and a right of UBS to purchase such securities at par value. The Rights are an unsecured obligation of UBS and are not transferable by the Company. The Company has elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of the guidance for the fair value option for financial assets and financial liabilities. Upon acceptance of the Rights, the Company recorded the fair value of the Rights in other assets with an offsetting entry to other income and expense, net. In conjunction with the acceptance of the Rights in November 2008, the Company reclassified the ARS investments from available-for-sale to trading to reflect its intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are recorded in current period earnings. For the nine months ended September 30, 2010, the Company recorded $1.1 million of unrealized gains in relation to the change in the fair value of the ARS investment and an offsetting entry of $1.1 million related to the change in fair value of the Rights to other assets. For the year ended December 31, 2009, the Company recorded $2.8 million of unrealized gains in relation to the change in the fair value of the ARS investment and an offsetting entry of approximately $2.8 million related to the change in fair value of the Rights to other assets. The fair value of the Rights was based on the Company’s expected value to be received from UBS, which was the difference between par and fair value of the ARS at the end of the period. The fair value was discounted using UBS’s credit default swap rate to account for the counterparty risk.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at September 30, 2010 and available-for-sale and trading securities at December 31, 2009, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

September 30, 2010	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial Paper	$99,093	$(14)	$—	$—	$99,093	$(14)
Municipal bonds and notes	28,375	(19)	—	—	28,375	(19)
Corporate bonds and notes	19,134	(21)	1,348	(3)	20,482	(24)
Treasury and agency notes and bills	17,750	(3)	—	—	17,750	(3)
Asset-backed securities	—	—	202	—	202	—

Total	$164,352	$(57)	$1,550	$(3)	$165,902	$(60)

December 31, 2009	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial Paper	$29,024	$(6)	$—	$—	$29,024	(6)
Corporate bonds and notes	27,158	(124)	3,285	(18)	30,443	(142)
Treasury and agency notes and bills	21,454	(78)	—	—	21,454	(78)
Municipal bonds and notes	45,380	(69)	—	—	45,380	(69)
Asset-backed securities	90	(50)	1,103	(399)	1,193	(449)
Auction rate municipal bonds	—	—	14,498	—	14,498	—

Total	$123,106	$(327)	$18,886	$(417)	$141,992	$(744)

The estimated fair value of marketable securities by contractual maturity at September 30, 2010 is shown below (in thousands). Asset-backed securities are excluded as they do not have a single maturity date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$282,505
Due in one to two years	156,825

Total	$439,330

NOTE 14 – FAIR VALUE

The Company follows the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The guidance for fair value measurements establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. In November 2008, the Company elected to record the Rights related to the ARS invested with UBS, as discussed above, at fair value under the provisions of the guidance for the fair value option for financial assets and financial liabilities. In July 2010, the Company exercised the Rights and received cash of $4.2 million, which approximates the combined fair value of the ARS investments and the Rights.

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

The following is a list of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2010 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Assets
Money market funds (1)	$2,044	$2,044	$—	$—
Bank deposits (1)	2,181	2,181	—	—
Commercial paper (2)	120,273	—	120,273	—
Municipal bonds and notes (2)	103,213	—	103,213	—
Corporate bonds and notes (3)	115,161	—	115,161	—
Treasury and agency notes and bills (3)	96,458	—	96,458	—
Asset-backed securities (4)	329	—	—	329

Total Assets	$439,659	$4,225	$435,105	$329

The following footnotes indicate where the noted items are recorded in the Condensed Consolidated Balance Sheet at September 30, 2010:

(1)	Money market funds and bank deposits are reported as cash and cash equivalents.
(2)	Commercial paper and municipal bonds and notes are reported as either cash and cash equivalents or short-term investments.
(3)	Corporate bonds and notes and treasury and agency notes and bills are reported as short-term investments.
(4)	Asset-backed securities are reported as long-term investments.

The following is a list of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2009 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$13,971	$13,971	$—	$—
Bank deposits (1)	5,808	5,808	—	—
Commercial paper (2)	82,348	—	82,348	—
Corporate bonds and notes (2)	84,555	—	84,555	—
Municipal bonds and notes (3)	119,985	—	119,985	—
Treasury and agency notes and bills (3)	59,664	—	59,664	—
Asset-backed securities (4)	1,193	—	—	1,193
Auction rate municipal bonds (4)	14,498	—	—	14,498

Total marketable securities	382,022	19,779	346,552	15,691
Rights related to the UBS agreement (5)	1,127	—	—	1,127

Total Assets	$383,149	$19,779	$346,552	$16,818

The following footnotes indicate where the noted items are recorded in the Condensed Consolidated Balance Sheet at December 31, 2009:

(1)	Money market funds and bank deposits are reported as cash and cash equivalents.
(2)	Commercial paper and corporate bond and notes are reported as either cash and cash equivalents or short-term investments.
(3)	Municipal bonds and notes and treasury and agency notes and bills are reported as short-term investments.
(4)	Asset-backed securities and auction rate municipal bond securities are reported as long-term investments.
(5)	Rights related to the UBS agreement are reported as other assets.

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (in thousands):

	Rights (Level 3)	Available-for-sale and trading securities (Level 3)	Total (Level 3)
Balance at December 31, 2009	$1,127	$15,691	$16,818
Purchases, sales, issuances and settlements, net	—	(17,549)	(17,549)
Total gains or losses (realized and unrealized):
Included in earnings	(1,127)	1,595	468
Included in other comprehensive income	—	592	592
Transfers in/(out) of Level 3	—	—	—

Balance at September 30, 2010	$—	$329	$329

NOTE 15 – RELATED PARTY TRANSACTION

In September 2007, the Company licensed its OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of September 30, 2010 and December 31, 2009, the Company had invested a total of $2.0 million and $1.9 million in NemoTek, respectively, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were $0.3 million, or less than one percent of total revenues, for the three and nine months ended September 30, 2010. There were no revenues from NemoTek for the three months ended September 30, 2009. Revenues from Nemo Tek were $1.1 million, or less than one percent of total revenues, for the nine months ended September 30, 2009. The accounts receivable balance from NemoTek was $0.1 million and $0.3 million as of September 30, 2010 and December 31, 2009, respectively.

NOTE 16 – SUBSEQUENT EVENT

On October 27, 2010, in connection with the cessation of development activity of Wafer-level Optics technology, the Company concluded that certain equipment would be disposed of by sale. As a result, the Company will recognize an impairment charge of between $3 million and $4 million to write-off the net carrying value of the equipment which will be classified as assets-held-for-sale. The Company will recognize this charge in the quarter ending December 31, 2010 and expects that this charge will result in future cash expenditures of between $0.1 million to $0.2 million.

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

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing our common stock pursuant to the authorization of our Board of Directors, the levels of customer spending or research and development activities, general economic conditions, the sufficiency of financial resources to support future operations and capital expenditures. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.

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

Our patent portfolio includes more than 2,075 domestic and internationally issued patents and patent applications, covering a range of advanced semiconductor packaging, substrate, interconnect, imaging and optics, and thermal management technologies.

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

Our Technologies

We develop, license and manufacture technologies in two key areas:

•	Micro-electronics— including semiconductor packaging technologies encompassing interconnect and substrates, and thermal management technology; and

•	Imaging & Optics— including wafer-level packaging, wafer-level optics, image enhancement technologies, including MEMS-based products, and micro-optics.

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

•	High performance dynamic random access memory (“DRAM”) chips, such as:

•	Double-Data-Rate two (“DDR2”); and

•	Double-Data-Rate three (“DDR3”)

•	Other memory chips, such as:

•	Not Or (“NOR”) and Not And (“NAND”) Flash memory; and

•	Static random access memory (“SRAM”)

•	Application-specific integrated circuits (“ASICs”) and application-specific standard product semiconductors (“ASSPs”), such as:

•	Baseband processors;

•	Radio Frequency transceivers;

•	Audio/video/image processors;

•	Power management; and

•	Connectivity (Bluetooth, Wi-Fi, Global Positioning System among others)

•	General purpose ICs, such as:

•	Microcontrollers;

•	Digital Signal Processors (“DSPs”); and

•	Analog

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

Imaging & Optics Technologies

Advancements in Imaging & Optics technologies are enabling higher quality images in considerably smaller digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers. Our portfolio of imaging and optics technologies include the following:

•	Wafer-level Packaging technologies used in image sensor packaging:

•	SHELLCASE MVP is one of the industry’s first available through silicon via technology. It uses a glass-silicon sandwich structure, which enables image-sensing capabilities through the actual packaging structure;

•	Wafer-level Optics technology, which enables the manufacturing and assembly of lens modules:

•	we currently have two licensees and do not have plans to seek additional licensees or continue further development;

•	Optical Image Enhancement technologies, which improve the quality of captured cell phone images:

•	OptiML Focus enables a high-quality image to be simultaneously brought into focus;

•	OptiML UFL improves low-light performance;

•	OptiML Zoom, our first combination Optical and Embedded Image Enhancement technology, offers 3X zoom capabilities; and

•	MEMS-based single-chip solutions enables auto focus functionality and image quality comparable with digital still cameras.

•	Embedded Image Enhancement technologies, which provide a portfolio of in-camera image enhancement solutions for digital photos:

•	OptiML Red-Eye automatically detects and removes red- and golden-eye defects;

•	OptiML Face Tools provide face-oriented imaging technology such as face tracking/detection, smile/blink detection, face recognition and face beautification;

•	OptiML Video Tools, which provide video image stabilization and video face beautification capabilities for mobile devices such as camera phones, pocket camcorders and digital still cameras;

•	Micro-optics, which are small form factor optics developed and delivered on a variety of substrates, on one or both surfaces of a wafer and in multi-wafer forms:

•	Digital Optics solutions include diffractive optical elements, such as the lenses used in off-axis illumination for lithography; refractive optical elements, such as lens arrays; and integrated micro-optical subassemblies, such as optical and electro-optic modules.

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

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Royalty and license fees	93%	95%	92%	97%
Product and service revenues	7	5	8	3

Total revenues	100	100	100	100

Operating expenses:
Cost of revenues	7	6	8	5
Research, development and other related costs	25	26	25	21
Selling, general and administrative costs	23	29	26	22
Litigation expense	6	9	7	8

Total operating expenses	61	70	66	56

Operating income	39	30	34	44
Other income and expense, net	1	1	1	2

Income before taxes	40	31	35	46
Provision for income taxes	17	13	15	20

Net income	23%	18%	20%	26%

Revenues

Our revenues are generated from royalty and license fees, past production payments, and product and service revenues. Royalty and license fees include revenues from license fees and royalty payments generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one quarter lag. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenues depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of the element and the nature of our deliverables and obligations. In addition, our royalty revenues will fluctuate based on a number of factors such as: (a) the rate of adoption and incorporation of our technology by semiconductor manufacturers and assemblers; (b) the extent to which large equipment vendors and materials providers develop and supply tools and materials to enable manufacturing using our technology; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; (e) the impact of economic downturns; and (f) the timing of receipt of royalty reports.

In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages with respect to royalties due to us under their respective TCC licenses based on several factors, including volumes. The effect of the volume pricing adjustments may cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenues to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may include some quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year.

Some of our license agreements have fixed terms. We will need to renew or relicense our license agreements with fixed terms prior to the expiration of such license agreements in order to extend those terms. Based on various factors including the technology and business needs of our licensees, we may not be able to renew or relicense such license agreements on terms favorable to us, or at all. We have expanded our licensable technology portfolio through internal development and acquisitions from third parties, but there is no guarantee that these measures will meet the technology and business needs of our licensees. In order to maintain existing relationships with some of our licensees, we may be forced to renew or relicense our license agreements on terms that are more favorable to such licensees

The following table sets forth our revenues by type (in thousands, except for percentages):

	Three Months Ended
	September 30, 2010		September 30, 2009		Increase/ (Decrease)	% Change
Royalty and license fees	$76,041	93%	$62,743	95%	$13,298	21%
Product and service revenues	6,070	7	3,380	5	2,690	80

Total revenues	$82,111	100%	$66,123	100%	$15,988	24%

	Nine Months Ended
	September 30, 2010		September 30, 2009		Increase/ (Decrease)	% Change
Royalty and license fees	$203,250	92%	$234,470	97%	$(31,220)	(13)%
Product and service revenues	17,700	8	8,500	3	9,200	108

Total revenues	$220,950	100%	$242,970	100%	$(22,020)	(9)%

Revenues for the three months ended September 30, 2010 were $82.1 million as compared to $66.1 million for the three months ended September 30, 2009, an increase of $16.0 million, or 24%. The overall increase in revenues in the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to strong royalties reported from licensees in the DRAM market and in the semiconductor market, a $6.0 million payment for past royalties under a $15.0 million litigation settlement with United Test Assembly Center Ltd. (“UTAC”), with the remaining payment due from UTAC in the fourth quarter of 2010, and increased demand for our Micro-optics products in the photolithography industry.

Revenues for the nine months ended September 30, 2010 were $221.0 million as compared to $243.0 million for the nine months ended September 30, 2009, a decrease of $22.0 million, or 9%. The overall decrease in revenues in the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to non-recurring royalty revenues of $60.6 million from Amkor Technology, Inc. in February 2009, awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera. Excluding this award, revenues for the nine months ended September 30, 2010 were up $38.6 million, or 21%, as compared to the nine months ended September 30, 2009. The increase was due to strong royalties reported from our TCC licensees, a $9.0 million payment for past royalties under a $15.0 million litigation settlement with UTAC, with UTAC being required to pay the remaining $6.0 million in the fourth quarter of 2010, with the remaining payment due from UTAC in the fourth quarter of 2010, and increased demand for our Micro-optics products in the photolithography industry, offset in part by non-recurring option and license fees received from Motorola, a former defendant in an ITC infringement case, in the nine months ended September 30, 2009.

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

Cost of revenues for the three months ended September 30, 2010 was $5.4 million, as compared to $3.9 million for the three months ended September 30, 2009, an increase of $1.5 million, or 39%. Cost of revenues for the nine months ended September 30, 2010 was $16.5 million, as compared to $11.9 million for the nine months ended September 30, 2009, an increase of $4.6 million, or 38%. The increase was primarily attributable to the increase in production expenses related to increased Micro-optics sales, such as personnel related expenses and material costs.

Research, Development and Other Related Costs

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, 3 dimensional and wafer-level packaging technology, high-density substrate, thermal management technology, image sensor packaging, image enhancement technology, including MEMS-based products, and micro-optic lens solutions, including diffractive and refractive optical elements to integrated micro-optical subassemblies. All research, development and other related costs are expensed as incurred.

Research, development and other related costs for the three months ended September 30, 2010 were $20.8 million, an increase of $4.0 million, or 24%, as compared to $16.8 million for the three months ended September 30, 2009. The increase was primarily due to $1.9 million of expenses incurred by Siimpel, acquired in May 2010, and increases in stock-based compensation expense of $0.6 million and increases in legal expenses incurred for patent related activities of $0.6 million. Research, development and other related costs for the nine months ended September 30, 2010 were $54.9 million, an increase of $4.6 million, or 9%, as compared to $50.3 million for the nine months ended September 30, 2009. The increase was primarily due to $3.5 million of expenses incurred by Siimpel, acquired in May 2010, and increases in legal expenses incurred for patent related activities of $1.5 million, offset by a reduction in stock-based compensation expense of $0.3 million.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2010 were $19.0 million, a decrease of $0.5 million, or 2%, as compared to $19.5 million for the three months ended September 30, 2009. The decrease was primarily attributable to decreases in legal services of $1.0 million, offset by $0.4 million of expenses incurred by Siimpel, acquired in May 2010. Selling, general and administrative expenses for the nine months ended September 30, 2010 were $58.4 million, an increase of $4.2 million, or 8%, as compared to $54.2 million for the nine months ended September 30, 2009. The increase was primarily attributable to an increase in amortization of acquired intangible assets of $1.8 million, personnel related expenses of $1.2 million, stock-based compensation expense of $1.0 million, and the inclusion of $0.7 million of expenses incurred by Siimpel, acquired in May 2010.

Litigation Expense. Litigation expense for the three months ended September 30, 2010 was $4.8 million, as compared to $6.1 million for the three months ended September 30, 2009, a decrease of $1.3 million, or 22%. Litigation expense for the nine months ended September 30, 2010 was $15.7 million, as compared to $20.2 million for the nine months ended September 30, 2009, a decrease of $4.5 million, or 22%. The decreases in both the three and nine month periods were primarily attributable to a decrease in case activities in our legal proceedings related to the International Trade Commission and to the UTAC litigation, as a settlement was reached with UTAC in early 2010, offset by legal proceedings related to our arbitration with Amkor. Refer to Part II, Item 1—Legal Proceedings for additional details.

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

Stock-based Compensation Expense

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cost of revenues	$136	$199	$432	$450
Research, development and other related costs	2,960	2,379	8,210	8,489
Selling, general and administrative	3,798	4,312	12,529	11,498

Total stock-based compensation expense	$6,894	$6,890	$21,171	$20,437

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2010 and 2009 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Employee stock options	$3,428	$4,152	$11,230	$12,106
Restricted stock awards and units	2,918	2,298	8,299	7,016
Employee stock purchase plan	548	440	1,642	1,315

Total stock-based compensation expense	$6,894	$6,890	$21,171	$20,437

Stock-based compensation awards included employee stock options, restricted stock awards and units and employee stock purchases under our 2003 Employee Stock Purchase Plan. Stock-based compensation expense for the three months ended September 30, 2010 and 2009 was $6.9 million for both periods. Stock-based compensation expense for the nine months ended September 30, 2010 and 2009 was $21.2 million and $20.4 million, respectively. The overall increase in the nine months ended September 30, 2010 was primarily related to an increase in grants of stock awards to employees based on our compensation incentive program and additional stock-based compensation expense resulting from modification of stock awards to employees terminated from the company. Future stock-based compensation expense and unrecognized stock-based compensation expense will increase as we grant additional stock awards.

Other Income and Expense, Net

Other income and expense, net for the three months ended September 30, 2010 was $0.7 million, as compared to $0.6 million, for the three months ended September 30, 2009. Other income and expense, net for the nine months ended September 30, 2010 was $1.7 million, as compared to $4.4 million, for the nine months ended September 30, 2009. The increase from the three months ended September 30, 2009 was mainly due to an increase in interest income on our investments, as a result of a higher average balance of cash, cash equivalents and investments as compared to the same period in 2009. The decrease from the nine months ended September 30, 2009 was attributable to a non-recurring $3.5 million interest payment from Amkor, received in February 2009 as part of the $64.1 million awarded by an arbitration panel for Amkor’s breach of its license agreement, offset by a $1.7 million other-than-temporary write-down of our asset-backed securities in the same period in 2009 and a decrease in interest income on our investments as a result of lower prevailing interest rates as compared to the same period in 2009.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2010 was $13.8 million and $33.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The provision for income taxes for the three and nine months ended September 30, 2009 was $8.3 million and $47.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The increase in the provision for income taxes from the three months ended September 30, 2009 was primarily attributable to the increase in domestic pre-tax income for the period offset by the effect of the reduced benefit for domestic research and foreign tax credits. The decrease in the provision for income taxes from the nine months ended September 30, 2009 was primarily attributable to the decrease in domestic pre-tax income for the period due to income taxes related to the $64.1 million settlement received from Amkor in February 2009.

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

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Micro-electronics:
Royalty and license fees	$72,052	$59,060	$192,902	$221,199
Product and service revenues	—	3	—	48

Total Micro-electronics revenues	72,052	59,063	192,902	221,247
Imaging and Optics:
Royalty and license fees	3,989	3,683	10,348	13,271
Product and service revenues	6,070	3,377	17,700	8,452

Total Imaging and Optics revenues	10,059	7,060	28,048	21,723

Total revenues	82,111	66,123	220,950	242,970

Operating expenses:
Micro-electronics Segment	15,483	15,327	44,943	48,807
Imaging and Optics Segment	23,769	19,312	66,890	55,967
Corporate overhead	10,793	11,603	33,696	31,888

Total operating expenses	50,045	46,242	145,529	136,662
Operating income (loss):
Micro-electronics Segment	56,569	43,736	147,959	172,440
Imaging and Optics Segment	(13,710)	(12,252)	(38,842)	(34,244)
Corporate overhead	(10,793)	(11,603)	(33,696)	(31,888)

Total operating income	$32,066	$19,881	$75,421	$106,308

The revenues and operating income amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate overhead expenses which have been excluded at the segment level are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended September 30, 2010, corporate overhead expenses were $10.8 million compared to $11.6 million for the three months ended September 30, 2009. The decrease of $0.8 million from the three months ended September 30, 2009 was mainly attributable to a decrease of $0.9 million in legal and consulting expenses. For the nine months ended September 30, 2010, corporate overhead expenses were $33.7 million compared to $31.9 million for the nine months ended September 30, 2009. The increase of $1.8 million from the nine months ended September 30, 2009 was mainly attributable to an increase of $1.4 million in stock-based compensation expense, $0.4 million in depreciation expense, and $0.3 million in personnel related expenses, offset by a decrease in marketing-related expenses of $0.8 million.

Micro-electronics Segment

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Micro-electronics:
Revenues:
Royalty and license fees	$72,052	$59,060	$192,902	$221,199
Product and service revenues	—	3	—	48

Total Micro-electronics revenues	72,052	59,063	192,902	221,247
Operating expenses:
Cost of revenues	5	104	9	382
Research, development and other related costs	7,921	6,711	21,277	21,534
Selling, general and administrative	2,836	2,446	8,299	6,662
Litigation expense	4,721	6,066	15,358	20,229

Total operating expenses	15,483	15,327	44,943	48,807

Total operating income	$56,569	$43,736	$147,959	$172,440

Micro-electronics revenues for the three months ended September 30, 2010 were $72.1 million as compared to $59.1 million for the three months ended September 30, 2009, which represented an increase of $13.0 million, or 22%. The increase was primarily attributed to strong royalties reported from licensees in the DRAM market and unit growth in the semiconductor market, a $6.0 million payment for past royalties under a $15.0 million litigation settlement with UTAC, with the remaining payment due from UTAC in the fourth quarter of 2010.

Micro-electronics revenues for the nine months ended September 30, 2010 were $192.9 million as compared to $221.2 million for the nine months ended September 30, 2009, which represented a decrease of $28.3 million, or 13%. The overall decrease in revenues in the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to non-recurring royalty revenues of $60.6 million from Amkor Technology, Inc. in February 2009, awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera. Excluding this award, revenues for the nine months ended September 30, 2010 were up $32.3 million, or 20%, as compared to the nine months ended September 30, 2009. The increase was due to strong royalties reported from our TCC licensees and a $9.0 million payment for past royalties under a $15.0 million litigation settlement with UTAC, with the remaining payment due from UTAC in the fourth quarter of 2010, offset in part by non-recurring option and license fees received from Motorola, a former defendant in an ITC infringement case, in the nine months ended September 30, 2009.

Micro-electronics revenues consist primarily of royalties received from our TCC licensees. Such royalty revenues are distributed between two primary market segments: DRAM and Wireless. In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due to us under their respective TCC licenses, based on several factors including volumes. The effect of the volume pricing adjustments may cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenues to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may include, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter as well as the timing of when they reach the volume pricing incentive, some quarter-to-quarter and year-to-year fluctuations in the growth in our revenues from the DRAM segment. We have no other contracts that provide volume-based pricing adjustments.

Operating expenses for the three months ended September 30, 2010 were $15.5 million and consisted primarily of research, development and other related costs of $7.9 million, SG&A expenses of $2.9 million and $4.7 million in litigation expense. Operating expenses for the three months ended September 30, 2010 of $15.5 million represented an increase of $0.2 million as compared to $15.3 million for the three months ended September 30, 2009, which was primarily attributable to an increase of $0.7 in legal services, $0.6 million in amortization expense and $0.6 million in personnel related expenses of $0.6 million, offset by a decrease in litigation expense of $1.3 million.

Operating expenses for the nine months ended September 30, 2010 were $44.9 million and consisted primarily of research, development and other related costs of $21.3 million, SG&A expenses of $8.2 million and $15.4 million in litigation expense. Operating expenses for the nine months ended September 30, 2010 of $44.9 million represented a decrease of $3.9 million as compared to $48.8 million for the nine months ended September 30, 2009, which was primarily attributable to a decrease in litigation expense of $4.9 million and in stock-based compensation expense of $1.2 million, offset by an increase of $1.7 million in amortization expense and $0.4 million in personnel related expenses.

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

Operating income for the three months ended September 30, 2010 and 2009 was $56.6 million and $43.7 million, respectively, which represented an increase of $12.9 million, or 30%, for the reasons stated above. Operating income for the nine months ended September 30, 2010 and 2009 was $148.0 million and $172.4 million, respectively, which represented a decrease of $24.4 million, or 14%, for the reasons stated above.

Imaging and Optics Segment

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Imaging and Optics:
Revenues:
Royalty and license fees	$3,989	$3,683	$10,348	$13,271
Product and service revenues	6,070	3,377	17,700	8,452

Total Imaging and Optics revenues	10,059	7,060	28,048	21,723
Operating expenses:
Cost of revenues	5,487	3,837	16,464	11,559
Research, development and other related costs	12,848	10,069	33,645	28,725
Selling, general and administrative	5,434	5,406	16,781	15,683

Total operating expenses	23,769	19,312	66,890	55,967

Total operating loss	$(13,710)	$(12,252)	$(38,842)	$(34,244)

Imaging and Optics revenues for the three months ended September 30, 2010 were $10.1 million as compared to $7.1 million for the three months ended September 30, 2009, an increase of $3.0 million, or 42%. Imaging and Optics revenues for the nine months ended September 30, 2010 were $28.0 million as compared to $21.7 million for the nine months ended September 30, 2009, an increase of $6.3 million, or 29%. The increases in both periods in Imaging and Optics revenues were primarily attributable to increased demand for our Micro-optics products in the photolithography industry.

Operating expenses for the three months ended September 30, 2010 were $23.8 million and consisted of cost of revenues of $5.5 million, research, development and other related costs of $12.9 million and SG&A expenses of $5.4 million. Operating expenses for the three months ended September 30, 2009 were $19.3 million. The increase of $4.5 million in total operating expenses from the three months ended September 30, 2009 was primarily due to $2.2 million of expenses incurred by Siimpel, acquired in May 2010, and increases of $1.0 million in personnel related expenses, $0.5 million in materials and supplies and $0.3 million in stock-based compensation expense.

Operating expenses for the nine months ended September 30, 2010 were $66.9 million and consisted of cost of revenues of $16.5 million, research, development and other related costs of $33.6 million and SG&A expenses of $16.8 million. Operating expenses for the nine months ended September 30, 2009 were 56.0 million. The increase of $10.9 million in total operating expenses from the nine months ended September 30, 2009 was primarily due to $4.2 million of expenses incurred by Siimpel, acquired in May 2010, increases of $3.1 million in personnel related expenses, $1.5 million in materials and supplies, $0.7 million in depreciation and facility related expenses, $0.6 million in stock-based compensation expense, and $0.3 million in legal and outside services expense.

Operating loss for the three months ended September 30, 2010 and 2009 was $13.7 million and $12.3 million, respectively, which represented an increased loss of $1.4 million, or 11%, for the reasons stated above. Operating loss for the nine months ended September 30, 2010 and 2009 was $38.8 million and $34.2 million, respectively, which represented an increased loss of $4.6 million, or 13%, for the reasons stated above.

In 2009 and for the nine months ended September 30, 2010, we have incurred significant operating losses from the Imaging and Optics segment. If the anticipated future results of the Imaging and Optics segment do not materialize as expected, then the related goodwill and intangible assets could be subject to an impairment charge in the future.

On October 27, 2010, in connection with the cessation of development activity of Wafer-level Optics technology, the Company concluded that certain equipment would be disposed of by sale. As a result, the Company will recognize an impairment charge of between $3 million and $4 million to write-off the net carrying value of the equipment which will be classified as assets-held-for-sale. The Company will recognize this charge in the quarter ending December 31, 2010 and expects that this charge will result in future cash expenditures of between $0.1 million to $0.2 million.

Liquidity and Capital Resources

(in thousands, except for percentages)	As of September 30, 2010	As of December 31, 2009
Cash and cash equivalents	$119,675	$107,873
Short-term investments	353,980	280,085
Long-term investments	329	15,691

Total cash, cash equivalents, short-term and long-term investments	$473,984	$403,649

Percentage of total assets	68%	65%

	Nine Months Ended
	September 30, 2010	September 30, 2009
Net cash provided by operating activities	$90,033	$101,032
Net cash used in investing activities	$(83,412)	$(50,868)
Net cash provided by financing activities	$5,181	$22,358

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $474.0 million at September 30, 2010, an increase of $70.4 million from $403.6 million at December 31, 2009. Cash and cash equivalents were $119.7 million at September 30, 2010, an increase of $11.8 million from $107.9 million at December 31, 2009. The increase in cash and cash equivalents was primarily the result of $90.0 million in cash provided by operating activities and $5.2 million in cash provided by financing activities, offset by $83.4 million net cash used in investing activities.

Cash flows provided by operating activities were $90.0 million for the nine months ended September 30, 2010, primarily due to net income of $43.8 million, adjusted for non-cash items of depreciation and amortization of $19.4 million, stock-based compensation expense of $21.2 million, net tax benefits from stock options of $1.3 million, and a net increase in the changes in operating assets and liabilities of $4.6 million.

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

Net cash used in investing activities was $83.4 million for the nine months ended September 30, 2010, primarily related to purchases of short-term investments of $345.1 million, net consideration paid for the acquisition of Siimpel of $15.0 million, purchases of property and equipment of $9.2 million, purchases of intangible assets of $4.3 million, offset by proceeds from maturities and sales of investments of $288.5 million and proceeds from the sale of equipment of $1.6 million.

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

In connection with the liquidity issues experienced in the global credit and capital markets, our asset-backed securities, including mortgage-backed securities (collectively “ABS”) have experienced thinly traded markets. However, we continue to earn and receive interest on these investments at the maximum contractual rate. Prior to July 2010, we also had holdings of auction rate municipal bond securities (“ARS”), which have similarly experienced thinly traded markets. In November 2008, we entered into an agreement with UBS which granted the parties various rights, including the right for us to sell our ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 (the “Rights”). In July 2010, we exercised the Rights and received cash of $4.2 million, which approximates the combined fair value of the ARS investments and the Rights. Due to the lack of an observable market on our ABS and ARS investment portfolio, we utilize valuation models that rely on Level 3 unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments is subject to uncertainties that are difficult to predict. Net unrealized gain of $0.7 million, net of tax, related to a temporary increase in the fair value of the remaining available-for-sale securities was recorded in accumulated other comprehensive income (loss) as an increase in stockholders’ equity at September 30, 2010.

We continue to monitor the market for ABS and consider its impact, if any, on the fair value of our investments. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio, we may incur impairment charges to net income or additional unrealized losses in accumulated other comprehensive income (loss), which could negatively affect our financial condition, statement of operations or cash flow. For certain investments with a temporary decline in value, because we have the ability to hold these investments until the market recovers or until they reach maturity, do not anticipate having to sell these securities with unrealized losses in order to operate our business and continue to receive interest at the maximum contractual rate, these investments are not considered to be other-than-temporarily impaired. We believe that based on our cash, cash equivalents and short-term investment balances of $473.7 million at September 30, 2010 and expected operating cash flows, the current lack of an active market for ABS in the credit market will not have a material impact on our ability to fund our operations.

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of September 30, 2010, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of September 30, 2010, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash from financing activities was $5.2 million for the nine months ended September 30, 2010, due to $4.4 million from the issuance of common stock under our employee stock option programs and employee stock purchase plans and $0.8 million of excess tax benefits from stock-based compensation for the period. Net cash from financing activities was $22.4 million for the nine months ended September 30, 2009, due to $17.7 million from the issuance of common stock for exercise of stock options and purchases made under our employee stock purchase plans and $4.6 million of excess tax benefits from stock-based compensation for the period.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1-3 Years	4 Years	5 Years	Thereafter
	(In thousands)
Operating lease obligations	$10,814	$7,789	$1,806	$1,219	$—

Total	$10,814	$7,789	$1,806	$1,219	$—

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

See Note 11— “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2010, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In September 2007, we licensed our OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of September 30, 2010 and December 31, 2009, we had invested a total of $2.0 million and $1.9 million in NemoTek, respectively, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were $0.3 million, or less than one percent of total revenues, for the three and nine months ended September 30, 2010. There were no revenues from NemoTek for the three months ended September 30, 2009. Revenues from Nemo Tek were $1.1 million, or less than one percent of total revenues, for the nine months ended September 30, 2009. The accounts receivable balance from NemoTek was $0.1 million and $0.3 million as of September 30, 2010 and December 31, 2009, respectively.

The Company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s technologies. In accordance with authoritative guidance for accounting for guarantees, as interpreted by the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and, as a result, no liability has been recorded in the Company’s financial statements.

Critical Accounting Estimates

During the three and nine months ended September 30, 2010 there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting policies, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K, filed February 25, 2010.

Recent Accounting Pronouncements

See Note 3— “Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see Item 7A— Quantitative and Qualitative Disclosures About Market Risk in the Company’s 2009 Annual Report on Form 10-K, filed on February 25, 2010.

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

Change in Internal Control over Financial Reporting. There have been no changes in Tessera’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during Tessera’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Tessera’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on October 7, 2005, the Company filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion LLC’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining AMD and Spansion LLC from continuing to infringe these patents.

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010. The Company expects that potential damages continued to accrue during the stay period through the expiration of the asserted patents in September of 2010. Upon completion of Investigation No. 337-TA-605, including any appeals, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 106CV-076688

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on December 18, 2006, the Company filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc. (collectively, “Hynix”) in the Superior Court of the State of California, for the County of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled the demurrer to Tessera’s Cartwright Act claims against Hynix, thus allowing the claims to proceed. On September 14, 2007, the court overruled another demurrer to Tessera’s claim for interference with contract and business relations, allowing those claims to proceed as well.

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

Fact and expert discovery in the action are closed. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding Tessera’s claims for damages. The court granted Hynix’s motion to dismiss Tessera’s intentional interference claim. At present, no trial date has been set. The parties are proceeding with trial preparation activities and are next scheduled to appear for pretrial matters on December 16, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same, ITC No. 337-TA-605

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on April 17, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC and ST Microelectronics N.V. The ITC, among other things, investigated infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and considered Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

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

In September 2010, the patents asserted in this action expired together with certain portions of the ITC’s orders.

The Company cannot predict the outcome of this proceeding, which may be impacted by appellate proceedings, as discussed immediately below. An adverse decision in proceedings regarding this action could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Spansion, Inc. et al., v. International Trade Commission and Tessera, Inc., U.S. Court of Appeals for the Federal Circuit Case Nos. 2009-1460, 2009-1461, 2009-1462, and 2009-1465

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on or about July 20, 2009, respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC and ST Microelectronics N.V. filed appeals of the ITC’s Final Determination in Investigation No. 337-TA-605 with the United States Court of Appeals for the Federal Circuit. The appellants also filed certain “emergency” motions seeking a stay of the ITC’s limited exclusion order and cease and desist orders during the pendency of the appeal proceedings, as well as an immediate stay of those ITC orders while the Federal Circuit considered briefing as to whether to grant a stay during the appeal.

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

Tessera, Inc. v. Motorola, Inc., et. al, Case No. 2:07cv143 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on April 17, 2007, the Company filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera’s complaint. The parties have agreed that the case will be temporarily stayed pending completion, including appeals, of ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same.

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

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on December 7, 2007, the Company filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera on January 3, 2008. The respondents named in the complaint were A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. In the Notice of Institution, the ITC stated that it would, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

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

On May 15, 2008, the Company filed a motion to withdraw U.S. Patent No. 6,458,681 from the ITC action. The respondents did not oppose the motion, and the motion was granted. In July 2008, the action was assigned to Judge Essex.

On May 21, 2008, the Company settled its dispute with one of the respondents, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that their accused products infringe those patents. IPSG has been dismissed from the ITC action. On August 14, 2008, Company settled its dispute with another respondent, Peripheral Devices & Products Systems, Inc. (“PDP”), and entered into a settlement and license agreement with PDP. As part of the settlement, PDP, on behalf of itself and its parents, affiliates and subsidiaries, acknowledged the validity and enforceability of the asserted patents, and further acknowledged that its accused products infringe those patents. On September 22, 2008, Judge Essex granted the motion of A-DATA Technology Co., Ltd. and A-DATA Technology (USA) Co., Ltd. to dismiss those respondents from the ITC action based on their stipulation to a consent order pursuant to which they agreed not to import or sell for importation into the United States any products infringing Tessera’s asserted patents.

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

On December 29, 2009, the ITC issued a Notice of Final Determination holding, among other things, that it would (1) modify the ALJ’s construction of the claim terms “top layer” and “thereon” recited in claim 1 of U.S. Patent No. 5,663,106 (the “106 patent”); (2) reverse the ALJ’s finding that the accused µBGA products do not meet all of the limitations of the asserted claims of the ‘106 patent but affirm his finding that there is no infringement due to patent exhaustion; (3) affirm the ALJ’s finding that the accused wBGA products do not infringe the asserted claims of the ‘106 patent; (4) affirm the ALJ’s validity and domestic industry analyses pertaining to the asserted claims of the ‘106 patent; (5) affirm the ALJ’s finding that the Direct Loading testing methodology employed by Tessera’s expert fails to prove infringement; and (6) affirm the ALJ’s finding that the 1989 Motorola OMPAC 68-pin chip package fails to anticipate claims 17 and 18 of U.S. Patent No. 5,679,977 (the “977 patent”) under the on-sale bar provision of 35 U.S.C. § 102(b), but modify a portion of the Initial Determination. A public version of the ITC’s full opinion was issued on February 24, 2010. The ruling by the ITC is now being appealed, as discussed immediately below. In September 2010, the ‘977 and ‘627 patents expired.

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

Tessera, Inc. et al., v. International Trade Commission., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1176

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on January 28, 2010, the Company filed a Notice of Appeal of the ITC’s Final Determination in Investigation No. 337-TA-630 with the United States Court of Appeals for the Federal Circuit. Principal briefing has been completed. Oral argument in the case has not yet been scheduled.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:07-cv-534 (E.D. Tex.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on December 7, 2007, the Company filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera’s U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. The Company seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. The Company also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

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

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for December 14, 2010.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 10-00945 (N.D. Cal.)

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on March 5, 2010, Powertech Technology Inc. (“PTI”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries Co., Ltd. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.), and assigned to the judge presiding over the action.

On April 1, 2010, the Company filed a motion to dismiss the complaint for lack of subject matter jurisdiction. The hearing on Tessera’s motion occurred on May 13, 2010. On June 1, 2010, the judge granted Tessera’s motion, and dismissed the action.

On June 29, 2010, PTI filed a motion seeking reconsideration of the June 1, 2010 order dismissing the action. Tessera’s opposition to PTI’s motion for reconsideration was filed on July 15, 2010. On August 3, 2010, PTI’s motion was denied. On August 6, 2010, PTI filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit.

The Company cannot predict the outcome of this proceeding or the associated appeal. An adverse decision in these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. United Test and Assembly Center Limited, et al., Case No. RG08410327

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on September 18, 2008, the Company filed a complaint in the Superior Court for the State of California against United Test and Assembly Center, Ltd. and UTAC America, Inc. (collectively, “UTAC”) alleging breach of contract for failure to pay Tessera the full royalty due under its license agreement. The Company also alleged violations of California unfair competition laws and seeking compensatory and punitive damages.

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

On March 1, 2010, the parties entered into a settlement agreement, agreed to a mutual dismissal of the action, and entered into an updated license agreement. The initial term of the updated license agreement runs through the end of 2016. UTAC has the option to renew the license for an additional five year term. Among other consideration to Tessera, under the terms of the agreement UTAC is required to pay $15.0 million in cash to address past royalties owed under the initial license, of which $9.0 million has been received from UTAC.

Reexamination Proceedings

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied the Company’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest, and a related request for reconsideration of that decision.

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009. An advisory action was mailed by the PTO on June 22, 2009, maintaining all of the rejections presented in the Action of March 6, 2009. On July 1, 2009, Tessera filed a petition to withdraw the finality of the official action mailed on March 6, 2009. The PTO issued a decision on July 10, 2009 dismissing Tessera’s petition of July 1, 2009. Tessera filed a Notice of Appeal on August 6, 2009, and timely filed an appeal brief on October 13, 2009. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010. On July 28, 2010, Tessera filed a reply brief and a request for oral hearing.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008, a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera filed a response to the final official action on December 1, 2009. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1, 2009. Tessera filed a Notice of Appeal on February 1, 2010, and timely filed an appeal brief on April 5, 2010. The PTO’s Answer to Tessera’s appeal brief withdrew certain rejections previously applied to the claims, but continued to apply other rejections as to all claims under reexamination.

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008, Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009. Siliconware refiled their Response Brief on March 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on July 13, 2010. On August 13, 2010, Tessera filed a rebuttal brief and a request for oral hearing.

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

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims to which Tessera filed a response on August 14, 2009. On December 1, 2009, the PTO issued an Advisory Action indicating that Tessera’s response of August 14, 2009 failed to overcome all of the rejections set forth in the final official action mailed July 14, 2009. Tessera filed a Notice of Appeal on December 14, 2009. Tessera timely filed an appeal brief on February 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010. On July 28, 2010, Tessera filed a reply brief and a request for oral hearing.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera timely filed a response on October 21, 2009. On November 20, 2009, Powerchip filed comments to Tessera’s response of October 21, 2009. A Right of Appeal Notice was issued on February 22, 2010. On July 20, 2010, the PTO issued a Notice of Intent to Issue Inter Partes Reexamination Certificate, canceling the claims subject to reexamination. The reexamination certificate issued on October 6, 2010. On March 22, 2010, Tessera filed an application for reissue of the ‘681 patent to further address the matters raised during the reexamination proceedings and to pursue additional claims.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera filed a response on January 19, 2010. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. Tessera filed a response on June 7, 2010. On October 18, 2010, the PTO issued a new final official action to which Tessera will have an opportunity to respond.

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

The following Tessera patents expired on September 24, 2010: U.S. Patent Nos. 6,433,419, 6,465,893, 5,679,977, 6,133,627 and 5,852,326. The reexamination proceedings will continue after expiration.

The patents that are subject to the above-described reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that have been preliminarily rejected in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. The following Tessera patents expired on September 24, 2010: U.S. Patent Nos. 6,433,419, 6,465,893, 5,679,977, 6,133,627 and 5,852,326. The reexamination proceedings will continue after expiration. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described in this Part II, Item 1— Legal Proceedings, in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Insolvency Proceedings over the Estate of Qimonda AG, Local Court of Munich, Insolvency Court, File No. 1542 IN 209/09

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on January 23, 2009, Qimonda AG filed a bankruptcy petition with the Local Court of Munich, Insolvency Court. On April 1, 2009, the Court opened insolvency proceedings over the estate of Qimonda AG and appointed Rechtsanwalt Dr. Michael Jaffé as the insolvency administrator. On or about May 27, 2009, Dr. Jaffé chose non-performance of Tessera’s license agreement with Qimonda AG under Section 103 of the German Insolvency Code and purported to terminate the license agreement. On June 12, 2009, Tessera filed a Proof of Claim in the Qimonda AG bankruptcy alleging amounts due of approximately 15.7 million Euros. On December 2, 2009, Dr. Jaffé preliminarily contested Tessera’s claim in full. Tessera is in ongoing discussions with the insolvency administrator.

In re Spansion, LLC, U.S. Bankruptcy Court (Del.), Case No. 09-1069; In re Spansion, Inc., U.S. Bankruptcy Court (Del.), Case No. 09-10690; In re Spansion Technology LLC, U.S. Bankruptcy Court (Del.), Case No. 09-10691

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on or about March 1, 2009, Spansion LLC, Spansion, Inc. and Spansion Technology LLC (collectively, “Spansion”) initiated bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. On or about July 17, 2009, Tessera filed a Proof of Claim in each of the above Spansion bankruptcy proceedings alleging amounts due of not less than $25 million. On July 28, 2009, the Company sought permission under the Bankruptcy rules to serve certain discovery requests in the actions, seeking various documents and testimony regarding potential administrative claims that Tessera may assert in the action. Tessera’s request for such discovery was denied without prejudice on August 11, 2009. The parties thereafter completed certain fact and expert discovery relating to Tessera’s administrative expense claim in December and January of 2010.

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

On July 13, 2010, Spansion and Tessera filed joint motions seeking to withdraw the reference from the bankruptcy court insofar as it relates Tessera’s administrative expense claim and remaining proof of claim to the United States District Court for the District of Delaware and to transfer venue of that matter to the United States District Court for the Northern District of California where a prior matter between Tessera and Spansion is pending. At a hearing held on July 28, 2010, the Court indicated that it would approve an order permitting the parties to submit their joint motion to the United States District Court for the District of Delaware for determination. The parties filed the joint motion with the District Court that same date where it remains pending.

Amkor Technology, Inc. v. Tessera, Inc.

As reported in previous SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on or about August 7, 2009, Amkor filed a request for arbitration against the Company before the International Chamber of Commerce (“ICC”). The request, among other things, accuses the Company of interference with Amkor’s existing and prospective business relationships, of improperly claiming that Amkor had breached the parties’ license agreement, and of improperly threatening to terminate that agreement. Amkor seeks relief including judgment that it is in compliance with the license agreement and is a licensee in good standing under the license agreement; judgment that the license agreement remains in effect and no breach alleged by the Company against Amkor has terminated the License Agreement; judgment that Amkor’s method of calculating royalties on a going-forward basis complies with Amkor’s obligations under the license agreement; an injunction against the Company forbidding it from making statements to Amkor’s customers and potential customers inconsistent with the above; an injunction against the Company forbidding it from attempting to terminate the license agreement or threatening to terminate the license agreement during the arbitration or based on events occurring prior to the conclusion of the arbitration; a damage award against the Company for attorneys fees and costs to Amkor associated with this arbitration, together with all other damages resulting from the Company’s alleged acts of tortious interference and punitive damages; all other relief recoverable under the Rules of Arbitration of the ICC; such other and further relief as the arbitrators deem just and proper.

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

On May 14, 2010, Amkor filed a motion to bar Tessera’s counterclaims for royalties owed based on Amkor’s activities prior to December 1, 2008 as barred by the doctrine of res judicata. A hearing on Amkor’s motion occurred on August 25, 2010. A ruling on that motion has not yet been issued.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. UTAC (Taiwan) Corporation, Case No. CV10 4435 HRL (N.D. Cal.)

On September 30, 2010, Tessera filed a complaint against UTAC (Taiwan) Corporation (“UTAC Taiwan”) in the United States District Court for the Northern District of California. The case was initially assigned to Magistrate Judge Howard R. Lloyd and was reassigned to Judge Jeremy Fogel on October 8, 2010. Tessera’s complaint names as defendant UTAC Taiwan and alleges causes of action for breach of contract, declaratory relief, and breach of the implied covenant of good faith and fair dealing. The complaint requests of the Court, among other things, a judicial determination and declaration that UTAC Taiwan remains contractually obligated to pay royalties to Tessera, an accounting and restitution in an amount to be determined at trial, and an award of damages in an amount to be determined at trial, plus interest on damages, costs, disbursements, attorneys’ fees, and such other and further relief as the Court may deem just and proper. The case is in the pleading stage.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Sony Electronics, Inc. et al., Case No. 1:99-mc-0999 (D. Del.)

On October 1, 2010, Tessera filed a complaint against Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation in the United States District Court for the District of Delaware. The case was assigned to Renee Marie Bumb of the District of New Jersey and then referred to Magistrate Judge Karen M. Williams in the same District. Tessera’s complaint alleges that defendants Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation infringed and are currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent No. 6,885,106. The complaint requests of the Court, among other things, a judgment that the defendants willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of the '106 patent; an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of the '106 patent; an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper. The case is in the pleading stage.

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

In the past, we have found it necessary to litigate to enforce our patents and other intellectual property rights, to enforce the terms of our existing license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1— Legal Proceedings, are examples of significant disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by current licensees under the terms of their license agreements. These existing and any future legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our other Micro-electronics or Imaging & Optics technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they subsequently fail to enter into a license agreement with us or pay for licensed technology, then it may become necessary for us to commence legal proceedings against them. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our Micro-electronics or Imaging & Optics technologies. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially higher than expected, which could adversely affect our operating results. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations or cash flows. Even if we prevail in our legal actions, significant contingencies will exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties could also decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

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

In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages with respect to royalties due to us under their respective TCC licenses based on several factors, including volumes. The effect of the volume pricing adjustments may cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenues to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may include some quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers as well as the timing of when they reach the volume pricing incentive in a given calendar quarter and their royalty payments within a calendar year.

Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, and we may not receive royalties after that time.

We currently have one license agreement that automatically converts to a fully paid-up license after the expiration of its current term on December 31, 2013, provided that the licensee (Texas Instruments, Inc.) complies with all terms and conditions of the license agreement up through its expiration. We also have certain other license agreements that each provide the licensee with the option to extend the current term of their agreement for an additional five years with royalty payments throughout the expiration of the extended term, whereupon such a license automatically converts to a fully paid-up license after the expiration of its extended term. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of our relevant intellectual property under the terms of the license agreements, even if relevant patents are still in effect. If we cannot find another source of revenue to replace the revenues from these license agreements converting to fully paid-up licenses, our results of operations following such conversion could be materially adversely affected.

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

Our revenues are concentrated in a few customers and if we lose any of these customers our revenues may decrease substantially.

We earn a significant amount of our revenues from a limited number of customers. For the three and nine months ended September 30, 2010, there were four and three customers, respectively, that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

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

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including wafer-level packaging, wafer-level camera and other image quality enhancement technologies, and thermal management technology (also referred to as silent air cooling). Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including innovativeness and demand for the technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

As a larger portion of our revenues is generated from product sales, we may rely on outsourced high volume manufacturing, which is inherently risky.

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

Our imaging and optics solutions rely on the use of certain materials from a single supplier or a limited number of suppliers. The lack of availability of these materials could delay the execution of our business strategy and adversely affect our revenues.

We rely on the use of certain materials available from a single supplier or a limited number of suppliers for the manufacturing of our small form factor micro-optics and for our development in wafer-level optics and wafer-level camera solutions. If any or some of these materials become unavailable, or, if any of these suppliers cease operations and we cannot find an alternative source, our development effort for our wafer-level optics and camera solutions could be delayed and our revenues from Imaging & Optics business could be adversely affected.

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

We currently provide guidance on revenues and expenses on a quarterly basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. We have also stated a revenue goal for our Imaging and Optics segment in

2011 based on certain assumptions about the market and our ability to achieve a series of strategic objectives. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our Imaging and Optics revenue goal include those listed in this “Risk Factors” section of this report and the following:

•	the timing of and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	fluctuations in our royalties caused by first-mover pricing advantages provided to two DRAM manufacturers;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	decrease in our revenues caused by price erosion on high performance camera modules incorporating our imaging and optics technologies;

•	the amount of our product and service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

•	legal proceedings affecting our patents, patent applications or license agreements;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate—DSP, ASIC, ASSP semiconductors and memory;

•	changes in demand for semiconductor capital equipment, digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers;

•	changes in accounting principles; and

•	cyclical fluctuations in semiconductor markets generally.

It is difficult to predict when we will enter into additional license agreements. The time it takes to establish a new licensing arrangement can be lengthy. Delays or deferrals in the execution of license agreements may also increase as we develop new technologies. Because the recognition period of our license revenues is dependent on meeting the requirements for revenue recognition, the timing of revenues being recognized may significantly impact our quarterly or annual operating results. Generally we also receive ongoing royalty payments under our license agreements, and these payments may fluctuate significantly from period to period based on manufacture or sales of products incorporating our licensed technology. In addition, some of these payments may decline if the price of camera modules declines. We expect to continue to expand our business, which will require us to increase our operating expenses. We may not be able to increase revenues in an amount sufficient to offset these increased expenditures, which may lead to a loss for any period.

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

At September 30, 2010, we held approximately $119.7 million in cash and cash equivalents and $354.3 million in short-term and long-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, bank demand accounts, and asset-backed securities. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U. S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Additionally, recent changes in monetary policy by the Federal Open Market Committee may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

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

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline dramatically from one period to the next. Our business depends heavily upon the volume of production by our licensees, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Similarly, our product revenues rely at least in part upon the demand of the semiconductor equipment market. Semiconductor manufacturers and package assembly companies generally sharply curtail their spending during industry downturns, such as in the current global economic downturn, and historically have lowered their spending more than the decline in their revenues. As a result, the impact of the current global economic downturn on our businesses is exacerbated by the cyclicality of the semiconductor industry. If we are unable to control our expenses adequately in response to lower revenues from our licensees and service customers in the current or any future economic downturn, our operating results may suffer and we may experience operating losses.

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by a reduction in revenues associated with these customers.

Even though we are no longer pursuing government or government agency business, we are still subject to various statutes and regulations related to this business. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions such as audit provisions that may not be applicable to private contracts. Although we have performed our obligations under these government contracts, we are subject to audits relating to compliance with the regulations governing these government contracts. A failure to comply with these regulations or an adverse audit finding might result in an adjustment to our revenues previously recorded, debarment from future government contracts, and possible civil and criminal penalties. In addition, the government may acquire certain intellectual property rights in data produced or delivered under such contracts and inventions made under such contracts.

Future changes in financial accounting or existing taxation standards, rules, practices or interpretation may cause adverse unexpected revenue and expense fluctuations which may impact our reported results of operations.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, voluminous and often ambiguous. Changes to existing taxation rules such as being considered by the President’s commission to reduce the U.S. fiscal deficit, or changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3—“Recent Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements.

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

Our business and operating results may be harmed if we are unable to manage growth in our business or if we undertake any restructuring activities or if we dispose of or discontinue any product lines.

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

From time to time, we may undertake to restructure our business, including disposition of a business division, disposition or discontinuance of a product line. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations or cash flows. These include potential disruption of our operations, the timing of development of our technology, the deliveries of products or services to our customers and other aspects of our business. In addition, such actions may increase the risk of demands for restitution or threats of lawsuits by our customers. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that the restructuring, disposal or discontinuance will reduce our operating expenses. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

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

We have made several acquisitions, and it is our current plan to continue to acquire companies and technologies that we believe are strategic to our future business. Investigating businesses or technologies and integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Our plans to integrate and expand upon research and development programs and technologies initiated at each of our operating locations, including image sensor packaging, wafer-level optics and camera technology from our operation in Charlotte, North Carolina, image enhancement technology for digital auto focus and zoom from our operation in Tel Aviv, Israel, MEMS-based auto focus and shutter solutions from our operation in Arcadia, California, and in-camera image capture for digital photos from our operations in Galway, Ireland, and microelectronics packaging and system integration from our operation in San Jose, California, may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

•

Sales by the acquired businesses may be subject to different accounting treatment than our existing businesses, especially related to the recognition of revenues. This may lead to potential deferral of revenues due to new multiple-element revenue arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on May 12, 2010 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 13, 2010 (SEC File No. 000-50460), and incorporated herein by reference)

10.1+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (International)

10.2+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (International)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxomony Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2010

Tessera Technologies, Inc.

By:	/s/ Michael Anthofer
Michael Anthofer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation (filed as an exhibit to registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on May 12, 2010 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 13, 2010 (SEC File No. 000-50460), and incorporated herein by reference)

10.1+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (International)

10.2+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (International)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxomony Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.