Form 10-K
period 2010-12-31
TESSERA TECHNOLOGIES INC
filed 2011-02-24
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 was $806,352,851 (based on the closing sale price of the registrant’s common stock as reported on the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 16, 2011 was 51,042,075.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders to be held on May 11, 2011 will be filed with the Commission within 120 days after the close of the registrant’s 2010 fiscal year and are incorporated by reference in Part III.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and

i

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

ii

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used within Part I, Item 1—Business, Part I, Item 1A— Risk Factors and Part II, Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K:

Abbreviation or Acronym	Definition
3D	3 dimensional
ASIC	Application-specific integrated circuits
ASSP	Application-specific standard product semiconductors
CSP	Chip-scale packaging
DDR2	Double-data-rate two
DDR3	Double-data-rate three
DDR4	Double-data-rate four
DRAM	Dynamic random access memory
DSP	Digital signal processors
EDOF	Extended depth of field
GDDRx	Graphic DRAM
HD	High definition
IC	Integrated circuits
KGD	Known good die
MCP	Multi-chip packaging
MEMS	Micro Electro Mechanical Systems
NAND	Not And Flash memory
NOR	Not Or Flash memory
PCB	Printed circuit boards
POP	Package on package
RTL	Register transfer level
SOC	System-on-a-chip
SRAM	Static random access memory
TCC	Tessera Compliant Chip
TCMT	Tessera Compliant Mounting Tape

iii

PART I

Item 1.	Business

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

Business Overview

Tessera is a technology innovator that develops, invests in, licenses and delivers innovative miniaturization technologies and products for next-generation electronic devices. Our Micro-electronics solutions enable smaller, higher-functionality devices through: semiconductor packaging technologies such as chip-scale packaging, multi-chip packaging, and wafer-level packaging; silicon-level interconnect and 3 dimensional (“3D”) packaging; and silent air cooling technology. Our Imaging and Optics solutions provide cost-effective, high-quality camera functionality in consumer electronic products through technologies that include extended depth of field (“EDOF”), zoom and Micro Electro Mechanical Systems (“MEMS”) based auto focus. We also offer customized micro-optic lenses for semiconductor lithography, communications and other applications. We license our patents and technologies worldwide, as well as deliver products based on many of these technologies.

We derive the majority of our revenues from license fees and royalties received under patent license agreements associated with our Micro-electronics technology, with a growing contribution from our Imaging and Optics technologies. Our Micro-electronics packaging technologies have been widely adopted and aspects of our technologies have been licensed to more than 70 companies, including Motorola, Inc., Intel Corporation, Hynix Semiconductor, Inc., Renesas Technology Co., Samsung Electronics Co., Ltd., Sharp Corporation, Powertech Technology, Inc., Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products incorporating our packaging technology.

Micro-electronics

Our patented chip-scale packaging (“CSP”) technology and associated CSP substrate technology enable our customers to assemble semiconductor chips into CSPs that are almost as small as the chip itself. Our multi-chip packaging (“MCP”) technology and associated MCP substrate technology extends this capability by enabling multiple semiconductors to be stacked vertically in a single three-dimensional MCP that occupies almost the same circuit board area as a CSP. Our technologies allow several semiconductor chips and passive components to be densely combined in ultra-compact electronics modules. By reducing the size of the semiconductor package and shortening electrical connections between the chip and the circuit board, our technologies allow further miniaturization and increases in performance and functionality for electronic products, as well as reducing power consumption and extending battery life. We achieve this without sacrificing product reliability by allowing movement within the package, thus addressing critical problems associated with thermally-induced stress which can occur when packages decrease in size.

We license most of our CSP and MCP technology under license agreements that grant worldwide royalty-bearing rights under the licensed Tessera patents and know-how to assemble, use and sell certain CSPs and MCPs. Our CSP and MCP solutions are primarily used in the high growth markets of mobile wireless and DRAM devices. Our CSP and MCP solutions are backed by hundreds of patents and patent applications, some of which do not expire until September 2029. We have licensed semiconductor material suppliers under our Tessera Compliant Mounting Tape (“TCMT”) license. Our TCMT license calls for a one-time license fee.

Imaging and Optics

Our Imaging and Optics business includes Image Enhancement technologies, Wafer-level Packaging and Wafer-level Optics technologies, MEMS Auto Focus products and Micro-optics products. In May 2010, we expanded our business through our acquisition of Siimpel, a developer and manufacturer of MEMS-based camera solutions for mobile imaging applications. We offer a technology license on a worldwide basis for our Imaging and Optics technologies and offer products based on these technologies. Our primary market for our Imaging and Optics business is camera phones and we actively evaluate ways to expand into other markets including expansion through acquisitions of businesses and technologies that would broaden our technologies and applications to those markets. We also offer a technology license on a worldwide basis for use of our Imaging and Optics technologies in digital still cameras and laptop computers. We manufacture and sell optical products into specialist applications.

Our Imaging and Optics technologies are currently licensed to companies such as Jiangyin Changjiang Advanced Packaging Corporation (“JCAP”), Nikon Corporation, Q Technology Limited, Samsung Electronics Co., Ltd., STMicroelectronics N.V., Toshiba Corporation, and Xintec, Inc., among others.

Our comprehensive portfolio of Imaging and Optics technologies help meet growing consumer demand for smaller size, lower cost and greater functionality to provide more capabilities in electronic devices:

•	Image Enhancement technologies offer a range of capabilities from advanced photo and video image processing to high-quality focus and zoom.

•	MEMS-based camera solutions offer superior auto-focus and shutter capabilities in a low power, small form factor solution for continuous focus video, saving time and money.

•	Wafer-level Packaging technologies make it possible to create image sensor packaging solutions that are thinner, more reliable and less expensive.

•	Wafer-level Optics technology enables the manufacture of camera modules at the wafer level, reducing the size and total materials cost of camera modules while maintaining camera performance.

•	Micro-optics products include optical components such as lenses that can be made with a variety of materials, on one or both surfaces of a wafer, and in multi-wafer forms.

Industry Background

Packaged semiconductor chips, which we refer to as semiconductors, are essential components in a broad range of communications, computing and consumer electronic products. According to the Semiconductor Industry Association, worldwide semiconductor sales totaled $298.3 billion in 2010. Many electronic products require increasingly complex semiconductors that are smaller and higher-performing, integrate more features and functions and are less expensive to produce than previous generations of semiconductors. Satisfying the demand for these complex semiconductors requires advances in semiconductor design, manufacturing and packaging technologies.

Continued disaggregation of the semiconductor industry and the related growth of intellectual property companies

The semiconductor industry continues to become more disaggregated, with companies concentrating on one or more individual stages of the semiconductor development and production process. This specialization enables broader development and better manufacturing efficiencies. It also creates opportunities for IP companies that develop and license technology to address fundamental, industry-wide challenges. These IP companies gain broad adoption of their technology throughout the industry by working with companies within the semiconductor supply chain to invest in the infrastructure needed to support their technology. This collaboration and investment benefits semiconductor companies by enabling them to bring new technology to market faster and more cost-effectively, without having to make the full research and development investment themselves.

Demand for system-level miniaturization, increased performance, and longer battery life

Miniaturization of electronic products, or system-level miniaturization, is a significant challenge for manufacturers of electronic products and their suppliers, including semiconductor companies. Mobile devices, personal computers and other consumer electronic products are continually adding advanced features, while at the same time needing to reduce in size. Semiconductor companies have traditionally responded to these challenges by shrinking the size of the basic semiconductor building block, or transistor, allowing for more transistors to be integrated on a single chip. For decades, the consistent reduction in transistor size has resulted in higher-performance, lower-cost chips that require less silicon area. In addition, transistors have become small enough to make it economical to combine multiple functions, such as logic, memory and analog, on a single chip, in what is commonly referred to as a system-on-a-chip (“SOC”). Recently, the proliferation of mobile computing devices such as smartphones and tablet PC has placed new demands on the industry to not only incorporate significant functionality (including HD video and gaming functions) but also to reduce the power consumed in order to extend the useful battery life.

Importance of semiconductor packaging and interconnect

Although the integration of increasing functionality on a chip is critical to the miniaturization of electronic products, its impact is often limited by semiconductor packaging technology, the intermediate interconnect, and interposer structures that facilitate the integration of the various chips into the final product. Semiconductor chips are typically assembled in packages that act as the physical and electrical interface between the semiconductor chip and the printed circuit board (“PCB”). The package not only provides the required electrical routing, but also protects the chip from mechanical stress, contamination and physical damage (for example a drop or harsh environmental exposure). In addition, the package enables a semiconductor chip to be fully tested to a Known Good Die (“KGD”) state prior to its incorporation into the final system, enabling high manufacturing yields and lowering the total system cost. Traditional semiconductor packages are considerably larger than the semiconductor chip itself and occupy significant space on the PCB. Traditional packaging technologies are also less capable of accommodating faster semiconductor processor speeds and lower power consumption due to longer electrical connections and complex structures. Due to these limitations, traditional semiconductor packages are not well suited to meet the increasing demand for product miniaturization, functionality and performance. Semiconductor miniaturization often presents additional product reliability problems due to the use of more fragile materials and more complex interconnect configurations. Overcoming these problems has been one of the most significant ongoing technical challenges in electronic product miniaturization, and in particular in shrinking the semiconductor packages to the size of their associated chips. Continuing advancements in semiconductor packaging and interconnect technology is required to enable further miniaturization, and to deliver higher performance products with lower total cost and power consumption.

Growth of imaging and optics creating demand for lower cost production and simpler integration

The integration and use of optics in high volume products has grown dramatically over the last two decades. Miniature cameras have proliferated in mobile wireless devices such as smartphones and personal computers. Recent trends to increase the functionality and decrease the size of such wireless consumer devices and penetrate additional markets such as the automotive and security markets present significant challenges to manufacturers of miniature cameras. In particular, the explosive growth of the cell phone camera market has created a need for new techniques to provide a continued path to lowered costs. Consumers and manufacturers of cell phones desire to continually reduce the size of and create thinner phones to free up space for additional functionality. Particularly in the case of camera modules, there is a significant need for lower cost and lower height. In addition, newer image sensors require higher precision optics to achieve the benefit of increased resolutions.

Our Technologies

We develop, license and manufacture technologies in two key areas:

•	Micro-electronics—including semiconductor packaging technologies encompassing interconnect and substrates, and thermal management technology; and

•	Imaging and Optics—including wafer-level packaging, wafer-level optics, image enhancement technologies, MEMS-based products, and micro-optics.

Micro-electronics Technologies

In the early 1990s, Tessera’s founders invented packaging technology which is now widely used throughout the semiconductor industry. Our innovations include the industry’s first chip-scale packaging technology. Our CSP technology also supports a variety of MCP and stacked packaging implementations, which satisfy the diverse requirements for stacked chip, Package-on-Package and System-in-Package designs. Our packaging technologies are widely used today in high volume packaging for a full range of integrated circuits (“ICs”). A few examples are listed below.

•	High performance dynamic random access memory (“DRAM”) chips, such as:

•	Double-Data-Rate two (“DDR2”); and

•	Double-Data-Rate three (“DDR3”)

•	Other memory chips, such as:

•	Not Or (“NOR”) and Not And (“NAND”) Flash memory;

•	Static random access memory (“SRAM”):

•	Mobile DRAM;

•	Graphic DRAM (“GDDRx”); and

•	Memory MCP (e.g. Flash + RAM)

•	Application-specific integrated circuits (“ASICs”) and application-specific standard product semiconductors (“ASSPs”), such as:

•	Baseband and other high frequency communication processors;

•	Mobile Application and Multi Media Processors;

•	Radio Frequency transceivers and other Radio Frequency Systems;

•	Audio, Video, Image and Graphics processors;

•	Power management; and

•	Connectivity (Bluetooth, Wi-Fi, Global Positioning System among others)

•	General purpose ICs, such as:

•	Microcontrollers;

•	Digital Signal Processors (“DSPs”); and

•	Analog

We are also applying our industry-leading miniaturization expertise to thermal management solutions. We are developing a unique silent air cooling technology that we believe will enable the cooling of thinner consumer electronics devices without much of the high noise currently associated with many traditional fan solutions.

Imaging and Optics Technologies

Advancements in Imaging and Optics technologies are enabling higher quality images in considerably smaller digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers.

Our portfolio of imaging and optics technologies include the following:

•	Image Enhancement technologies, which improve the quality of captured digital still camera and cell phone images:

•	OptiML Focus enables a high-quality image to be simultaneously brought into focus;

•	OptiML UFL improves low-light performance;

•	OptiML Zoom offers 3X zoom capabilities;

•	OptiML Red-Eye automatically detects and removes red- and golden-eye defects;

•	OptiML Face Tools provide face-oriented imaging technology such as face tracking/detection, smile/blink detection, face recognition and face beautification; and

•	OptiML Video Tools provide video image stabilization and video face beautification capabilities for mobile devices such as camera phones, pocket camcorders and digital still cameras;

•	MEMS-based single-chip solutions enable auto focus functionality and image quality comparable with digital still cameras.

•	Micro-optics, which are small form factor optics developed and delivered on a variety of substrates, on one or both surfaces of a wafer and in multi-wafer forms.

•	Wafer-level Packaging technologies used in image sensor packaging.

•

Wafer-level Optics technology, which enables the manufacturing and assembly of lens modules. We have ceased further development of our Wafer-level Optics technology but will continue to support our two current Wafer-level Optics licensees.

We actively consider acquisitions of businesses and technologies that would enable us to more effectively address additional markets.

Benefits of Our Technologies

Our technologies provide the following benefits, which are not provided by traditional packaging, imaging and optics technologies, and thermal management solutions:

Miniaturization.    Our CSP technology and associated CSP substrate technology enables fully-packaged chips to be almost as small as the chip itself, which permits increased product miniaturization and functionality. Our MCP technology and associated MCP substrate technology extend this benefit by enabling multiple semiconductors to be stacked vertically. For example, our technologies are broadly used to produce Flash memory and DRAM devices stacked in a MCP utilized in cell phones and other mobile wireless devices. As a result, we believe our MCP technology enables electronic products to achieve new levels of miniaturization and functionality.

The temperature of the skin of mobile computing devices such as tablets becomes a major problem as those devices become thinner. Our silent air cooling thermal management solutions offers the promise of silently cooling devices substantially thinner devices than traditional fan-based systems. This positions us to take advantage of the “thinner is better” trend in mobile computing.

High performance.    Our packaging and interconnect technologies offer shorter electrical connections of finer pitch between the chip and the printed circuit board, and between adjacent chips. Shorter connections allow information to be more rapidly transferred between the semiconductors and the system, yielding higher speed system performance and reduced power consumption. Finer pitch features enable more interconnects to be available in a given space, which in turn provides greater product functionality and bandwidth. Our CSP technology has been widely adopted for use in high-speed memory applications, such as mobile processors, high-performance personal computers, network switches and routers, set-top boxes, workstations and video game consoles. Increasing functionality and lower power requirements in mobile devices such as smartphones are driving adoption of our MCP technologies, in particular POP based structures.

High reliability.    Our CSP and MCP technologies address the reliability problems of miniaturized semiconductor packages due to thermally-induced stress and mechanical shock by allowing movement within the package. In addition, our wafer-level image sensor packaging technology provides the ability to protect an image sensor wafer from contamination at the wafer level early in the packaging process. The heat removal provided by our silent air cooling thermal management solution improves the reliability and comfortable use of consumer devices such as ultra thin elite laptops.

Flexibility in form factor.    The reduced form factor of our silent air cooling thermal management solution provides designers with more flexibility in the industrial design of their end products enabling enhanced creative product design opportunities.

Improved image capture and enhancement.    Our image technologies enhance the performance of compact cameras in small form-factor modules. Through a combination of innovative lens design, digital image processing algorithms and MEMS camera modules, our Imaging and Optics technologies offer improved image quality, automatic focus and automatic zoom. We also have a portfolio of in-camera image enhancement technologies that improve image quality.

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

Expand our technology solutions into adjacent technology areas.    We are devoting significant resources in the research and development of new technologies such as circuit designs and memory modules. We are offering the benefits of these new technologies to companies with whom we are in licensing discussions.

Bring to market our innovative Silent Air Cooling technology.    We applied our industry-leading miniaturization expertise to develop a unique thermal management solution we term “Silent Air Cooling” that enables the removal of heat from the thinnest consumer electronic devices such as notebook computers. In 2011, we are preparing to ramp production of this technology with contract manufacturers who will assemble the product. The initial target market is the ultra thin elite notebook market.

Promote the market acceptance of our Imaging and Optics technologies. Our Imaging and Optics technologies are designed for products in which miniaturization, alignment, and cost are critical, including digital still cameras, wireless devices, personal computers and other consumer electronics. We plan to promote the adoption of our Imaging and Optics technologies in digital still cameras, wireless devices, personal computers and other consumer electronics by:

•	continuing to target and optimize our technologies for attractive product markets;

•	making continued design, process and cost improvements that incorporate our technology in a range of wireless devices;

•	identifying and approaching companies that we believe could benefit from incorporating our technology and offering them licenses to our technologies; and

•	preparing for outsourced high volume manufacturing in 2011of our MEMS Auto Focus products.

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

Protect our innovation.    High quality patents are the international currency of innovation. We believe it is an IP provider’s duty to protect and enforce its intellectual property rights worldwide. We anticipate continuing to devote resources to defending our innovation, and ensuring that America’s historically unique system of monetizing inventions through patents will remain intact.

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

Customers

Our technologies have been licensed to more than 100 companies, including more than 70 companies licensing aspects of our semiconductor packaging technology. All of our revenues are denominated in U.S. dollars. For the years ended December 31, 2010, 2009 and 2008, the number of customers that each accounted for 10% or more of revenue was two, three and two, respectively. The following table sets forth sales to customers comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Customer A	21%	15%	17%
Customer B	13	*	*
Customer C	*	24	*
Customer D	*	10	*
Customer E	*	*	11

*	denotes sales comprising less than 10% of total revenues.

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

	Years Ended December 31,
	2010	2009	2008
Asia	65%	50%	55%
U.S.	29%	45%	23%
Europe	6%	5%	22%

See Note 15—“Segment and Geographic Information” in the Notes to the Consolidated Financial Statements for additional geographic information about our revenues and long-lived assets.

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

Our research and development groups work closely with our sales and marketing groups, as well as our customers and partners, to bring new products incorporating our technologies to market in a timely, high quality and cost-efficient manner. We also work closely with material and equipment infrastructure providers to identify new technologies and improve existing technologies for use in the assembly and manufacture of semiconductor packages and camera modules that incorporate our technology. Research, development and other related costs were approximately $74.1 million in 2010, $65.9 million in 2009 and $61.6 million in 2008.

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

Thermal management.    Our thermal management development efforts are targeted at heat dissipation solutions that are substantially thinner than those provided by traditional fans or other air cooling methods. We continue to refine our unique silent air cooling technology that we believe enables thinner products that remove heat without much of the high noise currently associated with many traditional fan solutions.

Imaging and optics.    Our imaging and optics efforts cover the following areas and are located throughout our worldwide organization: (a) Micro-optics, (b) MEMS Auto-Focus products, and (c) image enhancement technologies.

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

Our patents address advanced single and multi-chip and wafer-level packaging, circuit designs, memory modules, micro-optical elements, integrated optical assemblies, image processing algorithms related processes, MEMS devices, thermal management technologies, and complementary technologies. We have made and continue to make considerable investments in expanding and defending our patent portfolio. See Item 3 below—Legal Proceedings for a description of material legal proceedings in which we have recently been involved.

As of December 31, 2010, our patent portfolio included 953 issued U.S. patents and 393 issued international patents. In addition, we had 430 domestic patent applications and 472 international patent applications. Our patents have expiration dates ranging from 2011 through 2029. In 2010, we filed 209 U.S. patent applications and 149 international patent applications. We file new patent applications for new developments in our technology on a regular basis.

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

Semiconductor companies that have their own package design and manufacturing capabilities include, but are not limited to, Texas Instruments, Inc., Intel Corporation and the semiconductor divisions of Sharp Corporation and Samsung Electronics Co., Ltd. Among the advanced packaging technologies developed by such companies are flip-chip and chip-on-board technologies that compete with our CSP, MCP and interconnect technologies, which includes our µPILR platform. Our technologies also compete with technologies developed by the internal design groups of package assembly companies, such as Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc. and STATS ChipPAC, Inc.

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

For imaging and optics, major semiconductor companies producing image sensors are also developing internal solutions that may compete with our technology. These semiconductor companies include, but are not limited to Omnivision Technologies, Inc., Micron Technology, Inc., ST Microelectronics, Inc., Samsung Electronics Co, Ltd., and Toshiba Corporation. In addition to semiconductor companies, there are several other licensing and manufacturing companies, including ArcSoft, Inc., Anteryon B.V., DxO Labs, JenOptik A.G., and Heptagon Oy, which are developing imaging and optics solutions and technologies that may compete with ours.

Employees

As of February 16, 2011, we had 480 employees, with 52 in sales, marketing and licensing, 329 in research and development (including employees who perform engineering, assembly, design and infrastructure services under our service agreements with third parties) and 99 in general administration, including general management, information technology, legal, human resources, finance and accounting. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements other than certain ordinary course agreements of an employer’s collective which may bind our Israeli subsidiaries under Israel law. We consider our relations with our employees to be good.

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

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. As more fully described in Part I, Item 3—Legal Proceedings, we are currently involved in litigation involving some of these key patents in the U.S. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of key patents that we license to generate a substantial portion of our revenues. In addition, reexamination requests have been filed against us in the U.S. Patent and Trademark Office (“PTO”) with respect to certain key patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to key patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. As further described in

Part I, Item 3—Legal Proceedings, the PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in certain of our key patents. We are currently asserting these key patents and patent claims in certain of our ongoing litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the key patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

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

We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property rights, including material litigation with existing licensees or strategic partners, which could harm either of our business segments, or both.

In the past, we have found it necessary to litigate to enforce our patents and other intellectual property rights, to enforce the terms of our existing license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Our current legal actions, as described in Part I, Item 3—Legal Proceedings, are examples of significant disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by current licensees under the terms of their license agreements. These existing and any future legal actions may harm either of our business segments, and may hinder our ability to independently optimize each of them. For example, they could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our other Micro-electronics or Imaging and Optics technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they subsequently fail to enter into a license agreement with us or pay for licensed technology, then it may become necessary for us to commence legal proceedings against them. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our Micro-electronics or Imaging and

Optics technologies. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially higher than expected, which could adversely affect our operating results. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations or cash flows. Even if we prevail in our legal actions, significant contingencies will exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties could also decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

Some of our license agreements have fixed expiration dates and will need to be renewed or relicensed. If we are unable to renew or relicense these license agreements on terms favorable to us, our results of operations could be harmed.

Some of our license agreements have fixed expiration dates. We need to renew or relicense these agreements prior to their expiration. Based on various factors including the technology and business needs of our licensees, we may not be able to renew or relicense such license agreements on terms favorable to us, or at all. We have expanded our licensable technology portfolio through internal development and acquisitions from third parties, but there is no guarantee that these measures will meet the technology and business needs of our licensees. In order to maintain existing relationships with some of our licensees, we may be forced to renew or relicense our license agreements on terms that are more favorable to such licensees, which could harm our results of operations. If we fail to renew or relicense our license agreements, we would lose existing licensees and our business would be materially adversely affected.

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

Further, the laws and enforcement regimes of certain countries do not protect our technology and intellectual property to the same extent as do the laws and enforcement regimes of the U.S. Therefore, in certain jurisdictions we may be unable to protect our technology and intellectual property adequately against unauthorized use, which could adversely affect our business.

Our business may suffer if third parties assert that we violate their intellectual property rights.

Third parties may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the U.S. and abroad. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to perform its contractual obligations under the agreement. If we cannot or do not license the infringed intellectual property at all or on reasonable terms, or substitute similar technology from another source, our business, financial position, results of operations or cash flows could suffer.

If the U.S. patent laws and regulations are changed, we could be adversely impacted.

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. Changes to these laws and regulations may occur as a result of decisions and actions of Congress, the PTO, and the courts, including the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court. In recent years, certain proposals have been made to change some aspects of the patent laws and PTO rules, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes, if passed by Congress or implemented by the Administration, or required by the courts, could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, and we may not receive royalties after that time.

We currently have one license agreement that automatically converts to a fully paid-up license after the expiration of its current term on December 31, 2013, provided that the licensee (Texas Instruments, Inc.) complies with all terms and conditions of the license agreement up through its expiration. We also have certain other license agreements that each provide the licensee with the option to extend the current term of their agreement for an additional five years with royalty payments throughout the expiration of the extended term, whereupon such a license automatically converts to a fully paid-up license after the expiration of its extended term. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of our relevant intellectual property under the terms of the license agreements without further payment, even if relevant patents are still in effect. If we cannot find another source of revenue to replace the revenues from these license agreements converting to fully paid-up licenses, our results of operations following such conversion could be materially adversely affected.

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

We earn a significant amount of our revenues from a limited number of customers. For the year ended December 31, 2010, there were two customers that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

We have a royalty-based business model, which is inherently risky.

Our long-term success depends on future royalties paid to us by licensees. Royalty payments under our TCC licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology. We also have royalty arrangements for TCC and other technologies in which royalties are paid based upon a percent of the net sales price or based upon a per package, or a per unit sold basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption and incorporation of our technology by semiconductor manufacturers and assemblers;

•	the extent to which large equipment vendors and material providers develop and supply tools and materials to enable manufacturing using our packaging technology;

•	the demand for products incorporating semiconductors that use our licensed technology;

•	the cyclicality of supply and demand for products using our licensed technology;

•	the impact of economic downturns; and

•	the timing of receipt of royalty reports may not meet our revenue recognition criteria resulting in fluctuation in our results of operations.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Consolidation in the semiconductor industry may increase this concentration. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers’ sales and business results. This is also true for the camera module market which is the target market for our imaging and optics business. In this market, a small number of original equipment manufacturers (“OEMs”) account for a substantial portion of purchases of camera-enabled cell phones and other mobile devices. We have been promoting the adoption of our technologies in this market through the supply chain infrastructure by signing licenses with the sensor, lens and camera manufacturers and assemblers. Consolidation of the OEMs may affect our licensees’ ability to maintain or establish relationships with these OEMs through which they sell products incorporating our imaging and optics technologies. As a result, our financial results could be materially adversely affected.

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our revenue growth.

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including MEMS-based auto focus technologies, EDOF, OptiML Zoom and other image quality enhancement technologies, and thermal management technology (also referred to as silent air cooling). Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including innovativeness and demand for the technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.

Competing technologies may harm our business.

We expect that our technologies will continue to compete with technologies of internal design groups at semiconductor manufacturers, assemblers, electronic component and system manufacturers, image sensor and lens manufacturers and camera module companies. These internal design groups create their own packaging, imaging and optics solutions. If these internal design groups design around our patents or introduce unique solutions superior to our technology, they may not need to license our technology. These groups may design technology that is less expensive to implement or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the inherent advantage of access to internal corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly. For instance, for our Micro-electronics technologies, certain flip chip technologies are being used by large semiconductor manufacturers and assemblers for a variety of semiconductors, including processors and memory. Another example of a competitive technology is the small format lead frame package that is also getting market traction. The companies using these technologies are utilizing their current lead frame infrastructure to achieve cost-effective results. Wafer-level packaging is an emerging competitive technology that could also erode chip-scale packaging market share as the technology and infrastructure matures. Other examples of competitive technologies that could erode chip-scale packaging market share include the chip-on-board technique to package image sensors and certain system-in-package technologies that can integrate multiple die.

For our imaging and optics technologies, our OptiML Focus technology enables camera modules to automatically focus without any moving parts by employing extended depth of field technology. Our MEMS-based auto focus technology enables high-precision control of a moving lens for auto focus functionality with a small form factor. These technologies compete with auto focus technologies including traditional lens-motion-type auto focus, emerging lens-modification-type auto focus, solutions using voice coil motor technology, and also other computational-type auto focus solutions and other solutions and technologies provided by companies such as DxO Labs. Our Micro-optics products such as the diffractive optical elements used in off-axis illumination for lithography, face competition from products offered by other Micro-optics manufacturers such as JenOptik A.G. as well as emerging technologies such as ASML’s FlexRay technology. Our wafer-level camera solution competes with both the traditional lens vendors who enjoy an established supply chain, as well as other wafer-level optics technologies offered by companies such as Heptagon Oy and Anteryon B.V. For the embedded image enhancement technologies such as Face Detection and our other Face Tools products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. We also expect to see other competing technologies emerge.

In the future, our licensed technologies may also compete with other technologies that emerge. These technologies may be less expensive and provide higher or additional performance. Companies with these competing technologies may also have greater resources. Technological change could render our technologies obsolete, and new, competitive technologies could emerge that achieve broad adoption and adversely affect the use of our technologies and intellectual property.

If we do not create and implement new technologies or expand our licensable technology portfolio, our competitive position could be harmed and our operating results adversely affected.

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We devote significant engineering resources to develop new packaging and imaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies in a timely manner and the market must adopt them. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our patents will expire in the future. Our current U.S. issued patents expire at various times from 2011 through 2029. We need to develop or acquire successful innovations and obtain patents on those innovations before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

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

As we integrate internally developed technologies into products, we may rely on outsourced high volume manufacturing by utilizing third party foundry, packaging, assembly and test capabilities. Doing so could present risks to our operations, including:

•	reduced control over delivery schedules, yields, capacity and quality assurance;

•	limited number of vendors capable of manufacturing our high technology products;

•	limited availability of vendor capacity for our products which may delay time to market;

•	failure of vendors to meet our technical requirements;

•	difficulty in determining target inventory levels based on forecasted demand, which may not be reliable;

•	infringement or misappropriation of other third parties’ or our intellectual property;

•	limited warranties on products and services supplied to us; and

•	overhead costs of developing and maintaining a global supply chain.

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

Under certain contracts, we are required to perform certain services, in some cases including design services for lens, register transfer level (“RTL”), high performance optical and optical components and tooling services. If we fail to deliver as required under these contracts, we could lose revenues and become subject to liability for breach of contract. We also provide certain services at or below cost in an effort to increase the speed and breadth with which our customers adopt our technologies. For example, we provide modeling, manufacturing process training, equipment and materials characterization and other services to assist customers in designing, implementing, upgrading and maintaining their assembly lines. We frequently provide these services as a form of training to introduce new customers to our technology and existing customers to new technologies, with the aim that these services will generate revenues in the future. Our failure to manage these services adequately may harm our business, financial position, results of operations or cash flows.

Our imaging and optics solutions rely on the use of certain materials from a single supplier or a limited number of suppliers. The lack of availability of these materials could delay the execution of our business strategy and adversely affect our revenues.

We rely on the use of certain materials available from a single supplier or a limited number of suppliers for the manufacturing of our small form factor micro-optics. If any or some of these materials become unavailable, or, if any of these suppliers cease operations and we cannot find an alternative source, our development efforts could be delayed and our revenues from Imaging and Optics business could be adversely affected.

Our licensing cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful.

We generally incur significant marketing, legal and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can range from six to 18 months or longer for a Micro-electronics license and 18 to 24 months or longer for an Imaging and Optics license. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

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

We currently provide guidance on revenues and expenses on a quarterly basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. We have also stated a revenue goal for our Imaging and Optics segment in 2011 based on certain assumptions about the market and our ability to achieve a series of strategic objectives. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our Imaging and Optics revenue goal include those listed in this “Risk Factors” section of this report and the following:

•	the timing of and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	fluctuations in our royalties caused by first-mover pricing advantages provided to two DRAM manufacturers;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	decrease in our revenues caused by price erosion on high performance camera modules incorporating our imaging and optics technologies;

•	the amount of our product and service revenues;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

•	legal proceedings affecting our patents, patent applications or license agreements;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific markets in which we concentrate—DSP, ASIC, ASSP semiconductors and memory;

•	changes in demand for semiconductor capital equipment, digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers;

•	the timing of the conclusion of license agreements;

•	the time it takes to establish new licensing arrangements could be lengthy;

•	the timing of meeting the requirements for revenue recognition under accounting principles;

•	changes in accounting principles; and

•	cyclical fluctuations in semiconductor markets generally.

Due to fluctuations in our operating results, reports from market and security analysts, litigation-related developments, and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2010, we held approximately $69.3 million in cash and cash equivalents and $405.7 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, and bank deposits. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U.S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Additionally, recent changes in monetary policy by the Federal Open Market Committee may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

The economic downturn and weakened financial markets could negatively affect our businesses, results of operations and financial condition.

Slow economic activity, high unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have contributed to and continue to contribute to a challenging economic environment. This environment has led to reduced customer spending in the wireless communications and semiconductor markets, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities and has caused businesses to slow spending on our products and services. Our major licensees have experienced reductions in semiconductor sales which could materially and adversely affect our revenues, results of operations and financial condition. Furthermore, the constraints in the capital and credit markets may limit the ability of our customers to timely borrow and access the capital and credit markets to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products and services, which could materially and adversely impact our results of operations or cash flows.

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

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, voluminous, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3—“Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements.

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

Our intellectual property is also used in a large number of foreign countries. There are many countries in which we currently have no issued patents. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. We expect this to become a greater problem for us as our licensees increase their manufacturing and sales in countries which provide less protection for intellectual property. Our inability to enforce our intellectual property rights in some countries may harm our business, financial position, results of operations or cash flows.

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

From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations or cash flows. These include potential disruption of our operations, the timing of development of our technology, the deliveries of products or services to our customers and other aspects of our business. In addition, such actions may increase the risk of demands for restitution or threats of lawsuits by our customers. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that the restructuring, disposal or discontinuance will reduce our operating expenses. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

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

We could experience losses due to product liability claims which could result in substantial costs to us.

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

We operate our business in many jurisdictions worldwide. Our corporate headquarters are located in the state of California which is facing significant budgetary challenges and large operating deficits. As a result, the state has stopped certain improvement projects and disrupted certain services to its residents, and the new Governor has proposed significant spending cuts and revenue increases to cover the funding shortfall. Our results of operations could be adversely impacted if the state proposes additional taxation or other measures to increase its revenue through tax levies on corporations like us or on its residents, including some of our employees. In addition, we have operations in various countries, including Ireland and Romania, which may be facing financial distress. For example, the government of Ireland has announced an austerity budget and agreed to a borrowing package from the International Monetary Fund and the European Union in an attempt to cut its budget deficit. If the governments of the states or countries where we have business operations cannot provide public services, impose additional tax regulations or levies, or increase their tax examination activities, our business operations may be interrupted and our results of operations may be adversely impacted.

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

We have made a number of acquisitions of businesses and technologies in the recent years. These acquisitions are subject to a number of risks, including but not limited to the following:

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

Our principal corporate administrative, sales, marketing and research and development facilities are located in San Jose, California, and are held under an operating lease. We own a research and development and manufacturing facility in Charlotte, North Carolina. We also have marketing support and research and development facilities in China, Japan, Israel, Ireland, Romania and Taiwan that are held under operating leases. All reporting segments utilize these facilities. We believe our existing facilities are suitable and adequate for our current needs.

Item 3.	Legal Proceedings

The information set forth in Note 14 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements under the subheading “Contingencies” is incorporated herein by reference.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded publicly on the Nasdaq Global Select Market under the symbol “TSRA.” The price range per share is the highest and lowest bid prices, as reported by the Nasdaq Global Select Market, on any trading day during the respective quarter.

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter (ended March 31, 2010)	$24.29	$16.27
Second Quarter (ended June 30, 2010)	$23.14	$16.00
Third Quarter (ended September 30, 2010)	$18.88	$14.96
Fourth Quarter (ended December 31, 2010)	$22.50	$17.92

	High	Low
Fiscal Year Ended December 31, 2009
First Quarter (ended March 31, 2009)	$13.37	$10.18
Second Quarter (ended June 30, 2009)	$27.03	$12.49
Third Quarter (ended September 30, 2009)	$28.92	$24.04
Fourth Quarter (ended December 31, 2009)	$31.19	$20.87

As of February 16, 2011 there were outstanding 51,042,075 shares of common stock held by 33 stockholders of record. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

On August 24, 2007, we announced a plan authorized by our Board of Directors to purchase up to $100 million of our common stock in the open market or through private transactions. No purchases were made during the years ended December 31, 2010 or 2009 under this plan. No expiration date has been specified for this plan. For the years ended December 31, 2008 and 2007, we repurchased a total of 630,000 shares and 15,000 shares, respectively, or, a total of 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under the terms of the repurchase program. As of December 31, 2010, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

PERFORMANCE GRAPH

The following graphic representation shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Stock Market (U.S.) Index and the Philadelphia Stock Exchange Semiconductor Index from November 13, 2003, the date of our initial public offering, through December 31, 2010. The graph and table assume that $100 was invested on November 13, 2003 in each of our common stock, the Nasdaq Composite Stock Market (U.S.) Index and the Philadelphia Stock Exchange Semiconductor Index, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	11/03	12/03	12/04	12/05	12/06	12/07	12/08	12/09	12/10
Tessera Technologies, Inc.	100.00	101.68	201.14	139.73	218.05	224.86	64.22	125.78	119.73
NASDAQ Composite	100.00	100.00	109.96	111.68	124.79	139.23	82.39	119.64	140.64
PHLX Semiconductor	100.00	100.00	81.59	94.56	89.33	97.39	53.10	86.68	97.50

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
		(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
Royalty and license fees	$279,623	$286,207	$220,252	$161,045	$105,622
Past production payments (1)	—	—	170	—	77,116
Product and service revenues	21,770	13,233	27,869	34,643	25,988

Total revenues	301,393	299,440	248,291	195,688	208,726

Operating expenses:
Cost of revenues	21,777	16,971	16,746	17,708	19,359
Research, development and other related costs	74,098	65,888	61,599	37,526	20,063
Selling, general and administrative	79,300	72,808	69,539	51,988	41,677
Litigation expense	21,892	26,131	84,308	22,326	28,632
Impairment of long-lived assets	3,505	—	—	—	—

Total operating expenses	200,572	181,798	232,192	129,548	109,731

Operating income	100,821	117,642	16,099	66,140	98,995
Other income and expense, net	2,604	5,519	3,087	11,941	6,499

Income before taxes	103,425	123,161	19,186	78,081	105,494
Provision for income taxes	46,079	53,365	14,544	32,943	44,143

Net income	$57,346	$69,796	$4,642	$45,138	$61,351

Net income per common share-basic (2)	$1.15	$1.43	$0.10	$0.95	$1.33

Net income per common share-diluted (2)	$1.14	$1.42	$0.10	$0.93	$1.27

Weighted average number of shares used in per share calculation-basic (2)	50,070	48,826	47,963	47,566	46,102
Weighted average number of shares used in per share calculation-diluted (2)	50,450	49,265	48,358	48,637	48,385

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$475,005	$387,958	$276,500	$289,724	$194,076
Working capital	468,912	379,559	261,301	295,475	205,222
Total assets	711,854	616,318	501,589	444,436	321,288
Long-term liabilities	10,503	11,431	12,599	7,747	—
Total stockholders’ equity	664,583	572,185	446,904	418,324	305,855

(1)	Past production payments consist of royalty payments for the use of our technology or intellectual property in the past by new licensees that make such payments as part of a settlement of a patent infringement dispute.

(2)	See Note 9 of the Notes to Consolidated Financial Statements for an explanation of the methods used to determine the number of shares used to compute per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion (presented in thousands, except for percentages) should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

Tessera is a technology innovator that develops, invests in, licenses and delivers innovative miniaturization technologies and products for next-generation electronic devices. Our Micro-electronics solutions enable smaller, higher-functionality devices through: semiconductor packaging technologies such as chip-scale packaging, multi-chip packaging, and wafer-level packaging; silicon-level interconnect and 3 dimensional (“3D”) packaging; and silent air cooling technology. Our Imaging and Optics solutions provide cost-effective, high-quality camera functionality in consumer electronic products through technologies that include extended depth of field (“EDOF”), zoom and Micro Electro Mechanical Systems (“MEMS”) based auto focus. We also offer customized micro-optic lenses for semiconductor lithography, communications and other applications. We license our patents and technologies worldwide, as well as deliver products based on these technologies.

Results of Operations

Acquisitions

We have grown our business partly through acquisitions. On May 5, 2010, we completed the acquisition of Siimpel Corporation (“Siimpel”), a developer and manufacturer of MEMS-based camera solutions for mobile imaging applications for $15.0 million. Siimpel’s MEMS-based auto focus and auto focus shutter solutions complement our EDOF technology and enables us to offer a wider range of high-value IP-based imaging and optics solutions. In 2010, we incurred $6.5 million of operating expenses for Siimpel. In February 2008, we completed our acquisition of FotoNation, Inc., a Delaware corporation. The impact of these acquisitions on our financial results has been included in the following discussion.

Revenues

Our revenues are generated from royalty and license fees, past production payments, and product and service revenues. Royalty and license fees include revenues from license fees and royalty payments generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one quarter lag. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenues depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of the element and the nature of our deliverables and obligations. In addition, our royalty revenues will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by semiconductor manufacturers and assemblers; (c) the extent to which large equipment vendors and materials providers develop and supply tools and materials to enable manufacturing using our technology; (d) the demand for products incorporating semiconductors that use our licensed technology; (e) the cyclicality of supply and demand for products using our licensed technology; and (f) the impact of economic downturns.

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

Some of our license agreements have fixed expiration dates. We need to renew or relicense these agreements prior to their expiration. Based on various factors including the technology and business needs of our licensees, we may not be able to renew or relicense such license agreements on terms favorable to us, or at all. During 2010, certain license agreements expired and were not renewed. We have expanded our licensable technology portfolio through internal development and acquisitions from third parties, but there is no guarantee that these measures will meet the technology and business needs of our licensees. In order to maintain existing relationships with some of our licensees, we may be forced to renew or relicense our license agreements on terms that are more favorable to such licensees.

In the past, we have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. We believe that similar future proceedings may result in fluctuations in our revenue.

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Years Ended December 31,
	2010	2009	2008
Revenues:
Royalty and license fees	93%	96%	89%
Past production payments	—	—	—
Product and service revenues	7	4	11

Total Revenues	100	100	100

Operating expenses:
Cost of revenues	7	6	6
Research and development and other related costs	25	22	25
Selling, general and administrative	26	24	28
Litigation expense	7	9	34
Impairment of long-lived assets	1	—	—

Total operating expenses	66	61	93

Operating income	34	39	7
Other income and expense, net	1	2	1

Income before taxes	35	41	8
Provision for income taxes	16	18	6

Net income	19%	23%	2%

Fiscal Year 2010 and 2009

The following table sets forth our revenues by type (in thousands, except for percentages):

	Years Ended December 31,				Increase/ (Decrease)	Change
	2010		2009
Royalty and license fees	$279,623	93%	$286,207	96%	$(6,584)	(2)%
Product and service revenues	21,770	7	13,233	4	8,537	65

Total revenues	$301,393	100%	$299,440	100%	$1,953	1%

Revenues.    Revenues for the year ended December 31, 2010 were $301.4 million, compared to $299.4 million for the year ended December 31, 2009, an increase of $2.0 million, or 1%. Included in 2009 total revenues was $60.6 million of royalties from Amkor Technology, Inc. awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera. Excluding this award, revenues for the year ended December 31, 2010 were up $62.6 million, or 26%, as compared to the year ended December 31, 2009. The increase was due to strong royalties reported from our TCC licensees, a $15.0 million payment for past royalties under a litigation settlement with UTAC, and increased demand for our Micro-optics products in the photolithography industry.

Cost of Revenues.    Cost of revenues primarily consists of direct compensation, materials, amortization of intangible assets related to acquired technologies, supplies and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies, the product and service revenues component of total revenues, on the mix of product sales to semiconductor, optics and communications industries and timing of property and equipment being placed in service.

Cost of revenues for the year ended December 31, 2010 was $21.8 million, as compared to $17.0 million for the year ended December 31, 2009, an increase of $4.8 million, or 28%. The increase was primarily attributable to the increase in production expenses related to increased Micro-optics sales, such as personnel related expenses and material costs.

Research, Development and Other Related Costs.    Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, 3 dimensional and wafer-level packaging technology, high-density substrate, thermal management technology, image sensor packaging, image enhancement technology, including MEMS-based products, and micro-optic lens solutions, including diffractive and refractive optical elements to integrated micro-optical subassemblies. All research, development and other related costs are expensed as incurred.

Research, development and other related costs for the year ended December 31, 2010 were $74.1 million, as compared to $65.9 million for the year ended December 31, 2009, an increase of $8.2 million, or 12%. The increase was primarily due to $5.5 million of expenses incurred by Siimpel, acquired in May 2010, and increases in personnel related expenses of $3.7 million. Research and Development headcount increased from 274 at December 31, 2009 to 346 at December 31, 2010.

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

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2010 were $79.3 million, as compared to $72.8 million for the year ended December 31, 2009, an increase of $6.5 million, or 9%. The increase was primarily attributable to an increase in the inclusion of $1.0 million of expenses incurred by Siimpel, acquired in May 2010, amortization of acquired intangible assets of $2.4 million, personnel related expenses of $2.2 million, and materials and supplies of $1.5 million, offset by lower marketing expense of $0.8 million.

Litigation Expense.    Litigation expense for the year ended December 31, 2010 was $21.9 million, as compared to $26.1 million for the year ended December 31, 2009, a decrease of $4.2 million, or 16%. The decrease was primarily attributable to a decrease in case activities in our legal proceedings related to the International Trade Commission and the UTAC litigation, as a settlement was reached with UTAC in early 2010, offset by legal proceedings related to Hynix and arbitration with Amkor. Refer to Part I, Item 3—Legal Proceedings for additional details.

We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described Part I, Item 3—Legal Proceedings, above, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Impairment of long-lived assets.    In 2010, in connection with the cessation of development activity of Wafer-level Optics technology, we concluded that certain equipment would be disposed of by sale. As a result, we recognized an impairment charge of $3.5 million, which represents the excess of the net carrying value of the equipment over the fair value less cost to sell. These assets were classified as assets-held-for-sale as of December 31, 2010.

Stock-based Compensation Expense.    The following table sets forth our stock-based compensation expense for the periods indicated (in thousands):

	Years Ended December 31,
	2010	2009
Cost of revenues	$579	$666
Research, development and other related costs	10,937	10,989
Selling, general and administrative	16,479	16,268

Total stock-based compensation expense	$27,995	$27,923

Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases under our 2003 Employee Stock Purchase Plan. For the year ended December 31, 2010, stock-based compensation expense was $28.0 million, of which $14.6 million related to employee stock options, $11.0 million related to restricted stock awards and units and $2.4 million related to employee stock purchases. For the year ended December 31, 2009, stock-based compensation expense was $27.9 million, of which $16.3 million related to employee stock options, $9.7 million related to restricted stock awards and units and $1.9 million related to employee stock purchases. As of December 31, 2010, the amount of unrecognized stock-based compensation expense after estimated forfeitures related to unvested stock options was $24.9 million to be recognized over an estimated weighted average amortization period of 2.3 years and $21.2 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 3.0 years.

Future stock-based compensation expense and unrecognized stock-based compensation expense will fluctuate due to changes in our assumptions used to determine the fair value, fluctuations in our stock price and additional stock awards being granted.

Other Income and Expense, Net.    Other income and expense, net, for the year ended December 31, 2010 was $2.6 million, as compared to $5.5 million for the year ended December 31, 2009. The decrease is attributable to a non-recurring $3.5 million interest payment from Amkor, received in February 2009 as part of the $64.1 million awarded by an arbitration panel for Amkor’s breach of its license agreement, offset by a $1.8 million other-than-temporary write-down of our asset-backed securities in the same period in 2009 and a decrease in interest income on our investments as a result of lower prevailing interest rates as compared to the same period in 2009.

Provision for Income Taxes.    Income tax provision for the year ended December 31, 2010 was $46.1 million and was comprised of domestic income tax and foreign income and withholding tax. For the year ended December 31, 2009, the income tax provision was $53.4 million and was comprised of domestic income tax and foreign income and withholding tax. The decrease in the income tax provision from the year ended December 31, 2009 is primarily attributable to the decrease in domestic pre-tax income for the period, offset by an increase in our state taxes attributable to the change in the value of our net deferred tax assets as a result of California state tax law changes.

Fiscal Year 2009 and 2008

The following table sets forth our revenues by type (in thousands, except for percentages):

	Years Ended December 31,				Increase/ (Decrease)	% Change
	2009		2008
Royalty and license fees	$286,207	96%	$220,252	89%	$65,955	30%
Past production payments	—	—	170	—	(170)	—
Product and service revenues	13,233	4	27,869	11	(14,636)	(53)

Total revenues	$299,440	100%	$248,291	100%	$51,149	21%

Revenues.    Revenues for the year ended December 31, 2009 were $299.4 million, compared to $248.3 million for the year ended December 31, 2008, an increase of $51.1 million, or 21%. The overall increase in the year ended December 31, 2009 as compared to 2008 is primarily due to royalties of $60.6 million from Amkor Technology, Inc. (“Amkor”), awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera, and option and license fees received from a former defendant in an ITC infringement case, offset by the decline in semiconductor equipment markets.

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

Research, Development and Other Related Costs.    Research, development and other related costs for the year ended December 31, 2009 were $65.9 million, as compared to $61.6 million for the year ended December 31, 2008, an increase of $4.3 million, or 7%. The increase was primarily due to increased personnel related and equipment expenses of $5.0 million primarily related to increased labor hours spent on various research projects in line with our research and development strategy, increased stock-based compensation expense of $2.5 million, increased outside services of $1.4 million and increased depreciation expense of $0.7 million related to capital additions. These increases were offset by the one-time charge of $2.5 million occurring in the first quarter of 2008 related to in-process research and development acquired through an acquisition and also by a decrease in amortization expense of acquired intangible assets of $3.8 million reclassified to cost of revenues. Research and Development (“R&D”) headcount decreased from 281 at December 31, 2008 to a total of 274 at December 31, 2009.

Selling, General and Administrative.    SG&A expenses for the year ended December 31, 2009 were $72.8 million, as compared to $69.5 million for the year ended December 31, 2008, an increase of $3.3 million, or 5%. The increase was primarily attributable to an increase of $1.6 million in consulting expenses, $1.9 million in amortization and depreciation expense from acquired intangible assets and capital additions and $1.0 million in stock-based compensation expense, offset by a decrease of $1.4 million in business travel related expense.

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

	Years Ended December 31,
	2009	2008
Cost of revenues	$666	$443
Research, development and other related costs	10,989	8,473
Selling, general and administrative	16,268	15,220

Total stock-based compensation expense	$27,923	$24,136

Stock-based compensation awards included employee stock options, restricted stock awards and units and employee stock purchases under our 2003 Employee Stock Purchase Plan. For the year ended December 31, 2009, stock-based compensation expense was $27.9 million, of which $16.3 million related to employee stock options, $9.7 million related to restricted stock awards and units and $1.9 million related to employee stock purchases. For the year ended December 31, 2008, stock-based compensation expense was $24.1 million, of which $13.7 million related to employee stock options, $9.0 million related to restricted stock awards and units and $1.4 million related to employee stock purchases. The overall increase was primarily related to an increase in grants of stock awards and units to employees based on our compensation incentive program and additional stock based compensation expense resulting from modification of stock awards to employees terminated from the Company. As of December 31, 2009, the amount of unrecognized stock-based compensation expense after estimated forfeitures related to unvested stock options was $30.6 million to be recognized over an estimated weighted average amortization period of 2.7 years and $16.8 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.6 years.

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

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 15 of the Notes to Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting. In August 2008, we appointed a new President and Chief Executive Officer who is also the Chief Operating Decision Maker (“CODM”) for each of our divisions. In January 2009, we reorganized our reporting units to align with the vision of the CODM and reclassified information from prior years for the new operating structure resulting in two reportable segments as discussed above.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues:
Micro-electronics Segment:
Royalty and license fees	$264,030	$269,675	$209,726
Past production payments	—	—	170
Product and service revenues	70	48	4,647

Total Micro-electronics revenues	264,100	269,723	214,543
Imaging and Optics Segment:
Royalty and license fees	15,593	16,532	10,526
Product and service revenues	21,700	13,185	23,222

Total Imaging and Optics revenues	37,293	29,717	33,748

Total revenues	301,393	299,440	248,291

Operating expenses:
Micro-electronics Segment	61,668	63,800	123,898
Imaging and Optics Segment	93,100	75,569	69,100
Corporate Overhead	45,804	42,429	39,194

Total operating expenses	200,572	181,798	232,192
Operating income (loss):
Micro-electronics Segment	202,432	205,923	90,645
Imaging and Optics Segment	(55,807)	(45,852)	(35,352)
Corporate Overhead	(45,804)	(42,429)	(39,194)

Total operating income	$100,821	$117,642	$16,099

The revenues and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Corporate overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the year ended December 31, 2010, corporate overhead expenses were $45.8 million compared to $42.4 million for the year ended December 31, 2009. The increase of $3.4 million from the year ended December 31, 2009 was mainly attributable to an increase of $1.0 million in litigation and legal expense, $0.8 million in stock-based compensation expense, $0.7 million in personnel related expenses and $0.5 million in depreciation expense.

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

Micro-electronics Segment

Fiscal Year 2010 and 2009

	Years Ended December 31,
	2010	2009
Revenues:
Micro-electronics
Royalty and license fees	$264,030	$269,675
Past production payments	—	—
Product and service revenues	70	48

Total Micro-electronics revenues	264,100	269,723
Operating expenses:
Cost of revenues	410	403
Research, development and other related costs	28,325	28,342
Selling, general and administrative	12,623	8,924
Litigation expense	20,310	26,131

Total operating expenses	61,668	63,800

Total operating income	$202,432	$205,923

Micro-electronics revenues for the year ended December 31, 2010 were $264.1 million as compared to $269.7 million for the year ended December 31, 2009, which represented a decrease of $5.6 million, or 2%. Included in 2009 total revenues was $60.6 million of royalties from Amkor Technology, Inc., awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera. Excluding this award, revenues for the year ended December 31, 2010 were up $55.0 million, or 26%, as compared to the year ended December 31, 2009. The increase was due to stronger royalties reported from our TCC licensees and a $15.0 million payment for past royalties under a litigation settlement with UTAC.

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

Operating expenses for the year ended December 31, 2010 were $61.7 million and consisted primarily of R&D of $28.3 million, SG&A of $12.6 million and $20.3 million in litigation expense. The decrease of $2.1 million as compared to $63.8 million for the year ended December 31, 2009 was primarily attributable to a decrease in litigation expense of $5.8 million and in stock-based compensation expense of $1.1 million, offset by an increase of $2.4 million in amortization expense and $1.6 million in personnel related expenses.

We expect that litigation expense will continue to be a material portion of the Micro-electronics segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Part I, Item 3—Legal Proceedings, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the years ended December 31, 2010 and 2009 was $202.4 million and $205.9 million, respectively, which represented a decrease of $3.5 million, or 2%, for the reasons stated above.

Fiscal Year 2009 and 2008

	Years Ended December 31,
	2009	2008
Revenues:
Micro-electronics
Royalty and license fees	$269,675	$209,726
Past production payments	—	170
Product and service revenues	48	4,647

Total Micro-electronics revenues	269,723	214,543
Operating expenses:
Cost of revenues	403	3,834
Research, development and other related costs	28,342	21,439
Selling, general and administrative	8,924	14,317
Litigation expense	26,131	84,308

Total operating expenses	63,800	123,898

Total operating income	$205,923	$90,645

Micro-electronics revenues for the year ended December 31, 2009 were $269.7 million as compared to $214.5 million for the year ended December 31, 2008, which represented an increase of $55.2 million, or 26%. The increase was primarily attributed to royalties of $60.6 million from Amkor, awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera, and option and license fees received from a former defendant in an ITC infringement case, offset by the lower product and service revenues in 2009 related to our 2008 decision not to pursue government funded projects.

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

Operating income for the years ended December 31, 2009 and December 31, 2008 was $205.9 million and $90.6 million, respectively, which represented an increase of $115.3 million, or 127%, for the reasons stated above.

Imaging and Optics Segment

Fiscal Year 2010 and 2009

	Years Ended December 31,
	2010	2009
Revenues:
Imaging and Optics
Royalty and license fees	$15,593	$16,532
Product and service revenues	21,700	13,185

Total Imaging and Optics revenues	37,293	29,717
Operating expenses:
Cost of revenues	21,367	16,568
Research, development and other related costs	45,773	37,546
Selling, general and administrative	22,455	21,455
Impairment of long-lived assets	3,505	—

Total operating expenses	93,100	75,569

Total operating loss	$(55,807)	$(45,852)

Imaging and Optics revenues for the year ended December 31, 2010 were $37.3 million as compared to $29.7 million for the year ended December 31, 2009, an increase of $7.6 million, or 25%. The increases in Imaging and Optics revenues were primarily attributable to increased demand for our Micro-optics products in the photolithography industry and increased royalties for our image enhancement technologies, offset by a decrease in licensing fees.

Operating expenses for the year ended December 31, 2010 were $93.1 million. The increase of $17.5 million in total operating expenses from the year ended December 31, 2009 of $75.6 million was primarily due to $6.5 million of expenses incurred by Siimpel, acquired in May 2010, an impairment charge of long-lived assets of $3.5 million as a result of the cessation of development activity of our Wafer-level Optics technology, increases of $3.5 million in personnel related expenses, $1.7 million in materials and supplies and $1.0 million in stock-based compensation expense.

Operating loss for the years ended December 31, 2010 and 2009 was $55.8 million and $45.9 million, respectively, which represented an increased loss of $9.9 million, or 22%, for the reasons stated above.

We have incurred significant operating losses from the Imaging and Optics segment. If the anticipated future results of the Imaging and Optics segment do not materialize as expected, then the related goodwill and intangible assets could be subject to an impairment charge in the future. See Note 3—“Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for additional information.

Fiscal Year 2009 and 2008

	Years Ended December 31,
	2009	2008
Revenues:
Imaging and Optics
Royalty and license fees	$16,532	$10,526
Product and service revenues	13,185	23,222

Total Imaging and Optics revenues	29,717	33,748
Operating expenses:
Cost of revenues	16,568	12,912
Research, development and other related costs	37,546	40,160
Selling, general and administrative	21,455	16,028
Impairment of long-lived assets	—	—

Total operating expenses	75,569	69,100

Total operating loss	$(45,852)	$(35,352)

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

Operating expenses for the year ended December 31, 2009 were $75.6 million and consisted of cost of revenues of $16.6 million, R&D of $37.6 million and SG&A of $21.4 million. The increase of $6.5 million in total operating expenses from the year ended December 31, 2008 of $69.1 million was primarily due to increases in personnel related expenses of $4.2 million, stock-based compensation expense of $4.1 million, facilities and depreciation expense of $1.1 million, and consulting expenses of $0.8 million, offset by the one-time charge of $2.5 million in-process research and development expense from the FotoNation acquisition in the first quarter of 2008 and a decrease in materials and supplies of $1.5 million.

Operating loss for the years ended December 31, 2009 and December 31, 2008 was $45.9 million and $35.4 million, respectively, which represented an increased loss of $10.5 million, or 30%, for the reasons stated above.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2010, we had federal net operating loss carryforwards of approximately $13.3 million and state net operating loss carryforwards of approximately $43.1 million. All of the federal and state net operating loss carryforwards are carried over from the acquired entity, Digital Optics Corporation. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2015, and will continue to expire through 2025. In addition, we have research tax credit carryforwards of approximately $0.6 million for federal purposes, which will start to expire in 2013, and will continue to expire through 2024. We also have research tax credit carryforwards of approximately $1.3 million for foreign purposes, which do not expire. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), substantial changes in the ownership of the Company or our subsidiaries may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income.

Tax Benefits from Stock Options

The benefits of tax deductions resulting from the exercise and disqualifying dispositions of stock options and vesting of restricted stock reduced our income taxes payable for federal and state purposes. These tax benefits from our employee stock option plan totaled $0.3 million, $7.5 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The tax benefits for the excess of these tax deductions over the related stock-based compensation expense recorded will create a benefit to additional paid-in capital.

Liquidity and Capital Resources

As of and for each of the three years ended December 31, 2010, 2009 and 2008 (in thousands, except for percentages):

	2010	2009	2008
Cash and cash equivalents	$69,268	$107,873	$87,890
Short-term investments	405,737	280,085	188,610
Long-term investments*	—	15,691	22,134

Total cash, cash equivalents and investments	$475,005	$403,649	$298,634

Percentage of total assets	67%	65%	60%

	2010	2009	2008
Net cash provided by operating activities	$106,146	$114,291	$68,502
Net cash used in investing activities	$(151,691)	$(116,903)	$(189,188)
Net cash provided by financing activities	$6,940	$22,595	$1,418

*	Long-term investments were related to auction rate municipal bond securities, asset-backed and mortgage-backed securities, all of which were disposed of by December 31, 2010. See Note 5—“Financial Instruments” of the Notes to Consolidated Financial Statements for additional information.

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $475.0 million at December 31, 2010, an increase of $71.4 million from $403.6 million at December 31, 2009. Cash and cash equivalents were $69.3 million at December 31, 2010, a decrease of $38.6 million from $107.9 million at December 31, 2009. The decrease was primarily the result of $151.7 million used in investing activities offset by $106.1 million in cash provided by operations and $6.9 million in net proceeds provided by financing activities.

Cash flows provided by operations were $106.1 million for the year ended December 31, 2010, primarily due to net income of $57.3 million, adjusted for non-cash items of depreciation and amortization of $26.2 million, stock-based compensation expense of $28.0 million and impairment of long-lived assets of $3.5 million, offset by an increase in deferred income taxes of $4.8 million, and a net decrease in the changes in operating assets and liabilities of $3.7 million.

Cash flows provided by operations were $114.3 million for the year ended December 31, 2009, primarily due to net income of $69.8 million, adjusted for non-cash adjustments for depreciation and amortization of $21.6 million, stock-based compensation expense of $27.9 million and lease impairment of $0.5 million, offset by a net decrease in the changes in operating assets and liabilities of $5.4 million.

Cash flows provided by operations were $68.5 million for the year ended December 31, 2008, primarily due to net income of $4.6 million, adjusted for non-cash adjustments for depreciation and amortization of $18.8 million, in-process R&D expense of $2.5 million, stock-based compensation expense of $24.1 million and impairment charge of $3.3 million related to in-process R&D from an acquisition and long-term investments, and a net increase in the changes in operating assets and liabilities of $17.2 million.

Net cash used in investing activities was $151.7 million in the year ended December 31, 2010, primarily related to purchases of short-term investments of $487.9 million, net consideration paid for the acquisition of

Siimpel of $15.0 million, purchases of property and equipment of $9.8 million and purchases of intangible assets of $20.1 million, offset by proceeds from maturities and sales of investments of $379.4 million and proceeds from the sale of equipment of $1.7 million.

Net cash used in investing activities was $116.9 million in the year ended December 31, 2009, primarily related to purchases of short-term and long-term investments of $365.6 million, purchases of property and equipment of $15.3 million and net cash paid for acquisitions and intangible assets of $20.4 million, offset by proceeds from maturities and sales of short-term and long-term investments of $284.4 million.

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

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds and bank deposits. We invest excess cash predominantly in marketable debt securities that are of high-quality investment grade and the majority of which have maturities of less than two years. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and externally provided pricing models.

We evaluate the investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more likely than not basis. If the declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income (loss).

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of December 31, 2010, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of December 31, 2010, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash provided by financing activities was $6.9 million in the year ended December 31, 2010, due to the issuance of common stock upon the exercise of employee stock options and purchases of common stock under our employee stock purchase plans of $6.4 million and excess tax benefits from stock-based compensation expense of $0.5 million.

Net cash provided by financing activities was $22.6 million in the year ended December 31, 2009, due to the issuance of common stock upon the exercise of employee stock options and purchases of common stock under our employee stock purchase plans of $19.4 million and excess tax benefits from stock-based compensation expense of $3.2 million.

Net cash provided by financing activities was $1.4 million in the year ended December 31, 2008, due to the issuance of common stock upon the exercise of employee stock options and purchases of common stock under our employee stock purchase plans of $4.3 million and excess tax benefits from stock-based compensation expense of $7.1 million, offset by the repurchase of common stock for $10.0 million.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$9,931	$2,790	$4,595	$2,546	$—

Total	$9,931	$2,790	$4,595	$2,546	$—

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

We have recognized approximately $5.3 million in the liability for unrecognized tax benefits, including accrued interest and penalties. It is reasonably possible that unrecognized tax benefits will decrease by $1.4 million to $1.7 million in the next 12 months due to the anticipated conclusion of an examination with the California Franchise Tax Board and a lapse in a foreign statute of limitations relating to various tax incentives. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 14—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

In September 2007, the Company licensed our OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of December 31, 2010 and December 31, 2009, Tessera had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were $0.4 million, or less than one percent of total revenues, for the year ended December 31, 2010. Revenues from NemoTek were $1.1 million, or less than one percent of total revenues, for the year ended December 31, 2009. The accounts receivable balance from NemoTek was not material as of December 31, 2010 and 2009.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, the assessment of useful lives and recoverability of long-lived assets, the valuation and recognition of stock-based compensation expense, the valuation of investments, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. See Note 2—“Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of critical accounting policies and estimates.

Revenue Recognition.    Our revenues are generated from royalty and license fees, past production payments, and product and service revenues. Royalty and license fees include revenues from license fees and royalties generated from licensing the right to use our technologies or intellectual property. Past production payment revenues are royalty payments for the use of our technology or intellectual property in the past by new licensees that make such payments as part of a settlement of a patent infringement dispute. License fees are generally recognized at the time the license agreement is executed by both parties. In some instances, a portion of the license fee is deferred for services provided which amount is the estimated fair value of the services, which is based on the price we charge for similar services when they are sold separately. Royalties under our royalty-based technology licenses are generally based on either unit volumes of semiconductors shipped using our technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one-quarter lag. We record reductions to revenue for marketing incentive program and consulting service paid to our customers. Such reductions to revenue are estimates based on a number of factors including our assumptions related to fair value of the benefits derived from these arrangements.

Product revenues are generated principally from sales of micro-optic products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as other specialized optical elements sold for telecommunications and photonic applications. Service revenues principally consist of engineering, assembly, design and infrastructure services, provided primarily to our licensees to shorten their development effort and time to market. Revenues from services are recognized utilizing the completed contract method of accounting.

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

Valuation of goodwill and intangible assets.    We evaluate goodwill for impairment annually during the fourth quarter. In addition, we are required to evaluate the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In order to determine the fair value of these assets, significant estimates and judgments are required to estimate future revenue and cash flows and to make assumptions such as future revenue growth rates, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. If these estimates or assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. In addition, we cannot predict changes in circumstances that could indicate that the carrying value of our goodwill and long-lived assets such as intangible assets and tangible assets or equity investments may not be recoverable. Changes in circumstances that could indicate that the carrying value of our goodwill and intangible assets not be recoverable may include but are not limited to: a decline in future cash flows, slow adoption of products by customers, significant decline in growth rates in units or revenues in the industry in which the reporting unit operates, a more-likely-than-not expectation that the fair value of goodwill or assets will be adversely impacted when a reporting unit or a significant portion of a reporting unit is sold or otherwise disposed of, or if our market capitalization is below our net book value. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets are impaired which could have an adverse impact on our results of operations.

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

Valuation of investments.    Our investments consist primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds, and bank deposits. We invest excess cash predominantly in marketable securities that are high-quality investment grade and the majority of which have maturities of less than two years. The majority of our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains and losses, unrealized losses and declines in value determined to be other-than-temporary, if any, on available-for-sale securities are generally reported in other income and expense, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and in the event that observable prices for similar assets are not available, externally provided pricing models, discounted cash flow methodologies or other similar techniques. The determination of fair value when quoted market prices are not available requires significant judgment and estimation. In addition, we evaluate the investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more-likely-than-not basis. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and may result in other-than-temporary decline in value which could have an adverse impact on our results of operations.

Accounting for income taxes.    We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions, and in the calculation of tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely on a more-likely-than-not basis, we must increase our provision for income taxes by recording a valuation allowance against our deferred tax assets. Should there be a change in our ability to recover our deferred tax assets, our provision for income taxes would fluctuate in the period of the change.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the signing of a final settlement agreement with the relevant tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than the expected ultimate assessment.

We account for uncertain tax positions in accordance with authoritative guidance related to income taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous, frequently changing and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2010 and 2009, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See Note 13—“Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

Recent accounting pronouncements

See Note 3—“Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, which are subject to risks including:

Interest Rate Risk.    We invest in marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds and bank deposits, which had a fair value of $453.0 million at December 31, 2010. Our exposure to interest rate risks is not significant due to the short average maturity, quality and broad diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. A hypothetical 1% (100 basis-point) increase in period end interest rates would have resulted in a $3.4 million decrease in the fair value of our investment positions as at December 31, 2010. Conversely, a 1% (100 basis-point) decrease in interest rates would have resulted in a $3.1 million increase in the fair value of our investment portfolio. These estimates reflect only the direct impact of a change in interest rates and actual results may differ from this estimate.

Investment Risk.    We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, money market funds and bank deposits, are classified as available-for-sale or trading securities with fair values of $453.0 million and $382.0 million as of December 31, 2010 and 2009, respectively. Unrealized gains, net of tax, on these investments for the year ended December 31, 2010 were approximately $0.3 million, as compared to unrealized losses of approximately $0.1 million for the year ended December 31, 2009.

Bank Liquidity Risk.    As of December 31, 2010, we have approximately $22.0 million in operating accounts that are held with domestic and international financial institutions. A majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances held in operating accounts as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Foreign Currency Exchange Rate Risk.    Our international sales are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. However, certain of our operating expenses for our international operations are in local currencies, primarily in Israeli New Shekels and Euros. Consequently, our results of operations are subject to foreign exchange rate fluctuations. Notwithstanding, gains and losses from such fluctuations have not historically been significant to our consolidated results. We do not currently hedge against foreign currency rate fluctuations. We do not believe that a 10% change in foreign currency exchange rates against the U.S. dollar would have a significant impact on our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements for the years ended December 31, 2010 and 2009 are set forth in this Annual Report on Form 10-K at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2010 and 2009. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. We employ a calendar month-end reporting period for our quarterly reporting.

	Three Months Ended (in thousands , except per share amounts)
	Mar 31, 2009(1)	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010(2)
Revenues:
Royalty and license fees	$111,857	$59,870	$62,743	$51,737	$58,853	$68,356	$76,041	$76,373
Product and service revenues	2,719	2,401	3,380	4,733	5,409	6,221	6,070	4,070

Total revenues	114,576	62,271	66,123	56,470	64,262	74,577	82,111	80,443
Operating expenses:
Cost of revenues	4,098	3,902	3,941	5,030	5,193	5,788	5,492	5,304
Research and development and other related costs	16,630	16,849	16,780	15,629	15,813	18,340	20,769	19,176
Selling, general and administrative	17,496	17,282	19,455	18,575	19,258	20,152	19,031	20,859
Litigation expense	8,625	5,538	6,066	5,902	6,597	4,343	4,753	6,199
Impairment of long-lived assets	—	—	—	—	—	—	—	3,505

Total operating expenses	46,849	43,571	46,242	45,136	46,861	48,623	50,045	55,043
Operating income	67,727	18,700	19,881	11,334	17,401	25,954	32,066	25,400
Other income and expense, net	2,762	1,096	590	1,071	521	442	716	925

Income before taxes	70,489	19,796	20,471	12,405	17,922	26,396	32,782	26,325
Provision for income taxes	31,020	7,960	8,337	6,048	8,095	11,413	13,754	12,817

Net income	$39,469	$11,836	$12,134	$6,357	$9,827	$14,983	$19,028	$13,508

Net income per common share basic	$0.82	$0.24	$0.25	$0.13	$0.20	$0.30	$0.38	$0.27

Net income per common share-diluted	$0.82	$0.24	$0.24	$0.13	$0.20	$0.30	$0.38	$0.27

Weighted average number of shares used in per share calculation-basic	48,147	48,420	49,201	49,536	49,810	50,028	50,247	50,405

Weighted average number of shares used in per share calculation-diluted	48,318	48,776	49,862	50,079	50,123	50,260	50,476	50,942

[1]	In February 2009, we received royalty revenue of $60.6 million from Amkor Technology, Inc., awarded by the arbitration panel for Amkor’s material breach of its license agreement with Tessera.

[2]

In December 2010, in connection with the cessation of development activity of Wafer-level Optics technology, we concluded that certain equipment would be disposed of by sale. As a result, we recognized an impairment charge of $3.5 million, which represents the excess of the net carrying value of the equipment over the fair value less cost to sell.

Other Supplementary Data

The following table presents our quarterly unaudited non-GAAP financial measures for the eight quarters in the periods ended December 31, 2010 and 2009. The non-GAAP financial measures adjust for either one-time or ongoing non-cash acquired intangibles amortization charges, acquired in-process research and development, all forms of stock-based compensation expense, impairment of long-lived assets and related tax effects of the aforementioned adjustments. The tax effects of the aforementioned adjustments are calculated by multiplying the estimated available deduction for each adjustment by the statutory taxable rate then in effect. The non-GAAP financial measures also exclude the effects of FASB Accounting Standards Codification Topic 718 – Stock Compensation upon the number of diluted shares used in calculating non-GAAP earnings per share. We believe that the non-GAAP measures used in this report provide investors with important perspectives into our ongoing business performance. Our management uses these non-GAAP financial measures when evaluating our operating performance. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three Months Ended (in thousands, except per share amounts)
	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010
GAAP net income	$39,469	$11,836	$12,134	$6,357	$9,827	$14,983	$19,028	$13,508
Adjustments to GAAP net income:
Stock-based compensation expense:
Cost of revenues	111	140	199	216	175	121	136	147
Research, development and other related costs	2,667	3,443	2,379	2,500	2,677	2,573	2,960	2,727
Selling, general and administrative	3,538	3,648	4,312	4,770	4,014	4,717	3,798	3,950
Amortization of acquired intangibles:
Cost of revenues	1,706	1,704	1,705	1,705	1,706	1,706	1,707	1,706
Research, development and other related costs	732	647	642	646	644	722	759	760
Selling, general and administrative	459	529	685	959	1,121	1,170	1,160	1,534
Impairment of long-lived assets	—	—	—	—	—	—	—	3,505
Tax adjustments for non-GAAP items	(637)	(3,685)	(2,896)	(1,140)	(2,330)	(2,760)	(2,507)	(4,739)

Non-GAAP net income	$48,045	$18,262	$19,160	$16,013	$17,834	$23,232	$27,041	$23,098

Non-GAAP net income per common share—diluted	$0.98	$0.37	$0.37	$0.31	$0.35	$0.45	$0.52	$0.44

Weighted average number of shares used in per share calculation-diluted*	49,209	49,667	51,326	51,532	51,009	51,190	51,599	52,509

*	Non-GAAP diluted shares are based on the GAAP diluted share adjusted for stock-based compensation expense and tax effect.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Tessera’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Tessera’s management, we determined that Tessera’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of Tessera’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, Tessera’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tessera Technologies, Inc and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 23, 2011

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$69,268	$107,873
Short-term investments	405,737	280,085
Accounts receivable, net of allowance for doubtful accounts of $43 at each period end	11,797	10,237
Inventories	1,852	1,571
Short-term deferred tax assets	7,126	6,240
Other current assets	9,900	6,255

Total current assets	505,680	412,261
Property and equipment, net	42,121	42,483
Intangible assets, net	89,956	77,753
Goodwill	49,653	45,150
Long-term deferred tax assets	21,877	19,299
Long-term investments	—	15,691
Other assets	2,567	3,681

Total assets	$711,854	$616,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,765	$2,354
Accrued legal fees	5,088	3,064
Accrued liabilities	21,161	21,633
Deferred revenue	5,754	5,334
Income tax payable	—	317

Total current liabilities	36,768	32,702
Long-term deferred tax liabilities	4,627	6,684
Other long-term liabilities	5,876	4,747

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 51,238 and 50,490 shares issued, respectively, and 50,593 and 49,845 shares outstanding, respectively	51	50
Additional paid-in capital	437,027	402,330
Treasury stock at cost: 645 shares of common stock at each period end	(10,505)	(10,505)
Accumulated other comprehensive income (loss)	299	(55)
Retained earnings	237,711	180,365

Total stockholders’ equity	664,583	572,185

Total liabilities and stockholders’ equity	$711,854	$616,318

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Royalty and license fees	$279,623	$286,207	$220,252
Past production payments	—	—	170
Product and service revenues	21,770	13,233	27,869

Total revenues	301,393	299,440	248,291

Operating expenses:
Cost of revenues	21,777	16,971	16,746
Research, development and other related costs	74,098	65,888	61,599
Selling, general and administrative	79,300	72,808	69,539
Litigation expense	21,892	26,131	84,308
Impairment of long-lived assets	3,505	—	—

Total operating expenses	200,572	181,798	232,192

Operating income	100,821	117,642	16,099
Other income and expense, net	2,604	5,519	3,087

Income before taxes	103,425	123,161	19,186
Provision for income taxes	46,079	53,365	14,544

Net income	$57,346	$69,796	$4,642

Basic and diluted net income per share:
Net income per common share-basic	$1.15	$1.43	$0.10

Net income per common share-diluted	$1.14	$1.42	$0.10

Weighted average number of shares used in per share calculations-basic	50,070	48,826	47,963

Weighted average number of shares used in per share calculations-diluted	50,450	49,265	48,358

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	48,555	$48	$313,387	$(544)	$105,927	$(494)	$418,324
Comprehensive Income
Net income	—	—	—	—	4,642	—	4,642
Change in unrealized gains (losses) on investments, net of tax	—	—	—	—	—	(283)	(283)

Total comprehensive income, net							4,359
Issuance of common stock in connection with exercise of stock options	196	1	1,777	—	—	—	1,778
Issuance of common stock in connection with employee common stock purchase plan	125	—	2,467	—	—	—	2,467
Issuance of restricted stock, net of shares cancelled	241	—	—	—	—	—	—
Stock-based compensation expense	—	—	24,136	—	—	—	24,136
Tax benefits in connection with stock option plan	—	—	5,801	—	—	—	5,801
Repurchase of common stock	(630)	—	—	(9,961)	—	—	(9,961)

Balance at December 31, 2008	48,487	$49	$347,568	$(10,505)	$110,569	$(777)	$446,904

Comprehensive Income
Net income	—	—	—	—	69,796	—	69,796
Change in unrealized gains (losses) on investments, net of tax	—	—	—	—	—	722	722

Total comprehensive income, net							70,518
Issuance of common stock in connection with exercise of stock options	1,033	1	16,950	—	—	—	16,951
Issuance of common stock in connection with employee common stock purchase plan	257	—	2,414	—	—	—	2,414
Issuance of restricted stock, net of shares cancelled	68	—	—	—	—	—	—
Stock-based compensation expense	—	—	27,923	—	—	—	27,923
Tax benefits in connection with stock option plan	—	—	7,475	—	—	—	7,475

Balance at December 31, 2009	49,845	$50	$402,330	$(10,505)	$180,365	$(55)	$572,185

Comprehensive Income
Net income	—	—	—	—	57,346	—	57,346
Change in unrealized gains (losses) on investments, net of tax	—	—	—	—	—	354	354

Total comprehensive income, net							57,700
Issuance of common stock in connection with exercise of stock options	204	—	2,600	—	—	—	2,600
Issuance of common stock in connection with connection with employee common stock purchase plan	406	1	3,837	—	—	—	3,838
Issuance of restricted stock, net of shares cancelled	138	—	—	—	—	—	—
Stock-based compensation expense	—	—	27,995	—	—	—	27,995
Tax benefits in connection with stock option plan	—	—	265	—	—	—	265

Balance at December 31, 2010	50,593	$51	$437,027	$(10,505)	$237,711	$299	$664,583

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$57,346	$69,796	$4,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,535	9,442	7,717
Amortization of intangible assets	14,695	12,119	11,074
Stock-based compensation expense	27,995	27,923	24,136
Impairment of long-term investments and assets, net of gain	(217)	(231)	3,300
Impairment of long-lived assets	3,505	—	—
Loss on property and equipment and lease impairment	—	532	1,627
In-process research and development	—	—	2,500
Deferred income tax, net	(4,764)	(4,115)	(2,359)
Tax benefits from employee stock option plan	265	7,475	5,801
Excess tax benefit from stock-based compensation	(502)	(3,230)	(7,134)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,552)	4,487	938
Inventories	(281)	(37)	283
Other assets	(3,442)	2,178	(2,882)
Accounts payable	1,524	(570)	360
Accrued legal fees	2,024	(10,881)	9,156
Accrued and other liabilities	(2,086)	1,222	4,671
Deferred revenue	420	(751)	5,616
Income tax payable	(319)	(1,068)	(944)

Net cash provided by operating activities	106,146	114,291	68,502

Cash flows from investing activities:
Purchases of property and equipment	(9,846)	(15,270)	(14,196)
Proceeds from sale of property and equipment	1,660	17	216
Purchases of short-term available-for-sale investments	(487,928)	(365,638)	(425,523)
Proceeds from maturities and sales of marketable securities	379,448	284,384	291,081
Purchases of intangible assets	(20,054)	(15,256)	(5,550)
Acquisitions, net of cash acquired	(14,971)	(5,933)	(31,016)
Other investing activities	—	793	(4,200)

Net cash used in investing activities	(151,691)	(116,903)	(189,188)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	502	3,230	7,134
Proceeds from exercise of stock options	2,600	16,951	1,778
Proceeds from employee stock purchase program	3,838	2,414	2,467
Repurchase of common stock	—	—	(9,961)

Net cash provided by financing activities	6,940	22,595	1,418

Net increase (decrease) in cash and cash equivalents	(38,605)	19,983	(119,268)
Cash and cash equivalents at beginning of period	107,873	87,890	207,158

Cash and cash equivalents at end of period	$69,268	$107,873	$87,890

Supplemental disclosure of cash flow information:
Income taxes paid	$52,020	$51,900	$11,962

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”), is a technology innovator that invests in, licenses and delivers innovative miniaturization technologies and products for next-generation electronic devices. Tessera licenses its technologies worldwide, as well as delivers products based on these technologies. The consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of current and deferred income tax assets and liabilities, the fair value measurements of investments, the valuation of inventory, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of long-lived assets, the assessment of unrecognized tax benefits and the valuation and recognition of stock-based compensation expense, among others. Actual results experienced by the Company may differ from management’s estimates.

Financial Instruments

Investments consist primarily of municipal bonds and notes, corporate bonds and notes, treasury and agency notes and bills, commercial paper money market funds, and bank deposits. Investments with remaining maturities from original purchase date of less than three months are considered to be cash equivalents. Investments with remaining maturities from original purchase date greater than three months are generally classified as available-for-sale for use in current operations, if required, and are classified as short-term investments. Investments determined to lack an active market for a period greater than 12 months are classified as long-term investments. The Company’s cash equivalents, short-term and long-term investments are classified as available-for-sale. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive income (loss) and reported as a separate component of stockholders’ equity. The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold and whether the Company will not be required to sell the security before its anticipated recovery, on a more-likely-than-not basis. If the declines in the fair value of the investments are determined to be other-than-temporary, the Company reports the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. Interest and dividend income and realized gains or losses are included in other income and expense, net.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, and short-term investments and accounts receivable. The Company follows a corporate investment policy which sets credit, maturity and concentration limits and regularly monitors

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the composition, market risk and maturities of these investments. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

At December 31, 2010 and 2009, the Company had one customer representing 35% and 46%, respectively, of aggregate gross trade receivables.

The number of customers that accounted for 10% or more of total revenues for the years ended December 31, 2010, 2009 and 2008 were two, three and two, respectively. The following table sets forth sales to customers each comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Customer A	21%	15%	17%
Customer B	13	*	*
Customer C	*	24	*
Customer D	*	10	*
Customer E	*	*	11

*	denotes sales comprising less than 10% of total revenues.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Impairment of long-lived assets

The Company evaluates the recoverability of its long-lived assets in accordance with the authoritative guidance for accounting for the impairment or disposal of long-lived assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company recognizes impairment if the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment in value of its long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Changes in circumstances that could indicate that the carrying value of the Company’s long-lived assets may not be recoverable may include but are not limited to: a decline in future cash flows, slow adoption of the products by customers, significant decline in growth rates in units or revenues in the industry in which the reporting unit operates, a more-likely-than-not expectation that fair value of goodwill or assets will be adversely impacted when a reporting unit or a significant portion of a reporting unit is sold or otherwise disposed of, or if the Company’s market capitalization is below its net book value. In 2010, in connection with the cessation of development activity of Wafer-level Optics technology, the Company concluded that certain equipment would be disposed of by sale. As a result, the Company recognized an impairment charge of $3.5 million, which represents the excess of the net carrying value of the equipment over the fair value less cost to sell. These assets were reclassified as assets-held-for-sale included in property and equipment, net and depreciation ceased upon reclassification.

Goodwill and identified intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Identified intangible assets consist of acquired patents, existing technology, trade names, assembled workforce and non-compete agreements resulted from business combinations, and acquired patents under asset purchase agreements. Except for intangible assets used in process research and development which has an indefinite useful live until the completion or abandonment of the associated research and development efforts, identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to 15 years.

The Company reviews goodwill for impairment annually during its fourth quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the authoritative guidance for goodwill and other intangible assets. Changes in circumstances that could indicate that the carrying value of the Company’s goodwill and intangible assets not be recoverable may include but are not limited to: a decline in future cash flows, slow adoption of products by customers, significant decline in growth rates in units or revenues in the industry in which the reporting unit operates, a more-likely-than-not expectation that the fair value of goodwill or assets will be adversely impacted when a reporting unit or a significant portion of a reporting unit is sold or otherwise disposed of, or if the Company’s market capitalization is below its net book value.

To evaluate for impairment, the Company utilizes a two-step process. The first step requires the Company to compare the fair value of each reporting unit to its carrying value including allocated goodwill. The Company determines the fair value of its reporting units using an equal weighting of the results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit with the carrying

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of the reporting over its implied fair value.

No impairment was recorded for the periods presented. As of the date of the Company’s 2010 annual impairment review, all of the Company’s goodwill is within the Imaging and Optics segment, which is also the reporting unit. The fair value of this reporting unit under the income and market value approaches exceeded the carrying value of the reporting unit’s book value by approximately 55% and 30%, respectively. The fair value of this reporting unit using an equal weighting of the results of the income approach and the market approach exceeded the carrying value of the reporting unit’s book value by approximately 40%. Determining the fair value of a reporting unit is subjective in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. It is reasonably possible that changes in the judgments, assumptions and estimates the Company made in assessing the fair value of its goodwill could cause the goodwill to become impaired.

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

Royalty and license fees

Royalty and license fees revenues include revenues from license fees, royalties and royalty payments resulting from compliance audits. Licensees typically pay a non-refundable license fee and revenues from license fees are generally recognized at the time the license agreement is executed by both parties and technology transfer is completed. In some instances, the Company provides training to its licensees under the terms of the license agreement. The amount of training provided is limited and is incidental to the licensed technology. Accordingly, in instances where training is provided under the terms of a license agreement, a portion of the license fee is deferred until such training has been provided. The amount of revenues deferred is the estimated fair value of the training, which is based on the price the Company charges for similar services when they are sold separately. These revenues are reported as service revenues. Licensees pay on-going royalties on their production or shipment of licensed products incorporating the Company’s intellectual property. Royalties under the Company’s royalty-based technology licenses are generally based upon either unit volumes shipped using the Company’s technology or a percent of the net sales price. Licensees generally report shipment information within 30 to 60 days after the end of the quarter in which such activity took place. Since there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. The Company also completes periodic compliance audits of licensees to independently verify the accuracy of the information contained in the licensees’ royalty reports.

While the majority of the Company’s revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. The non-standard

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Product and service revenues

Product and service revenues include sales of micro-optics products and engineering product development services. Product revenue principally consists of micro-optics products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as refractive, diffractive and integrated optical elements sold for telecommunications and photonic applications. The Company recognizes revenue from product sales when fundamental criteria are met, such as title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Shipping terms are generally freight-on-board shipping point. Service revenue principally consists of engineering, assembly, design and infrastructure services, which the Company believes accelerate the incorporation of the Company’s technology into customers’ products. For certain service arrangements, the Company utilizes the completed-contract method of accounting for commercial contracts. The completed-contract method of accounting is used for fixed-fee contracts with relatively short delivery times. Revenues from

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

fixed-fee and fixed-priced contracts are recognized upon acceptance of deliverables by the customer or in accordance with the contract specifications, assuming title and risk of loss has transferred to the customer, prices are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately. Revenues from services related to training are recognized when services are performed.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The provision for income taxes was comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change. See Note 13—“Income Taxes” for additional detail.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities which changes how a reporting

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On January 21, 2010, the FASB issued an update to the authoritative guidance for fair value measurements and disclosures. The update includes a requirement that reporting entities provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by existing authoritative guidance; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In January 2010, the Company adopted this guidance, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2010	2009
Trade and other receivables	$11,840	$10,280
Allowance for doubtful accounts	(43)	(43)

	$11,797	$10,237

Inventories consisted of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$625	$513
Work in process	853	739
Finished goods	374	319

	$1,852	$1,571

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2010	2009
Furniture and equipment	$43,086	$46,836
Land and buildings	21,282	19,886
Leasehold improvements	5,725	3,979
Assets held for sale	4,033	—

	74,126	70,701
Less: Accumulated depreciation and amortization	(32,005)	(28,218)

	$42,121	$42,483

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008, amounted to $11.5 million, $9.4 million and $7.7 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Employee compensation and benefits	$15,148	$12,295
Other	6,013	9,338

	$21,161	$21,633

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	December 31,
	2010	2009
Net unrealized gains (losses) on short-term and long-term investments, net of tax	$299	$(55)

Accumulated other comprehensive income (loss)	$299	$(55)

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Municipal bonds and notes	$151,653	$51	$(156)	$151,548
Treasury and agency notes and bills	121,519	233	(6)	121,746
Corporate bonds and notes	114,191	233	(55)	114,369
Commercial paper	57,469	5	(6)	57,468
Money market funds	7,789	—	—	7,789
Bank deposits	74	—	—	74

Total available-for-sale securities	$452,695	$522	$(223)	$452,994

Reported in:
Cash and cash equivalents				$47,257
Short-term investments				405,737

Total marketable securities				$452,994

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Municipal bonds and notes	$119,886	$168	$(69)	$119,985
Corporate bonds and notes	84,245	452	(142)	84,555
Commercial paper	82,347	7	(6)	82,348
Treasury and agency notes and bills	59,680	62	(78)	59,664
Money market funds	13,971	—	—	13,971
Bank deposits	5,808	—	—	5,808
Asset-backed securities	1,642	—	(449)	1,193

Total available-for-sale securities	367,579	689	(744)	367,524
Trading securities
Auction rate municipal bonds	14,498	—	—	14,498

Total marketable securities	$382,077	$689	$(744)	$382,022

Reported in:
Cash and cash equivalents				$86,246
Short-term investments				280,085
Long-term investments				15,691

Total marketable securities				$382,022

At December 31, 2010 and 2009, the Company had $475.0 million and $403.6 million, respectively, in cash, cash equivalents and investments. The majority of these amounts were held in marketable securities as shown above. The remaining balance of $22.0 million and $21.6 million at December 31, 2010 and 2009, respectively, was cash held in operating accounts not included in the tables above.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The gross realized losses on sales of marketable securities were $1.5 million and $2.2 million for the year ended December 31, 2010 and 2009, respectively, almost all of which were previously recorded as impairment. The gross realized gains on sales of marketable securities were not significant during year ended December 31, 2010 and 2009.

Net unrealized gains of $0.3 million, net of tax, as of December 31, 2010, were related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of December 31, 2010 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the year ended December 31, 2010, the Company did not record any impairment charges. For the year ended December 31, 2009 and 2008, the Company recorded impairment charges that decreased pre-tax income by $1.8 million and $1.5 million, respectively.

ARS and ABS securities

At the year ended December 31, 2010 and 2009, the Company had zero and $15.7 million, respectively, of auction rate municipal bond securities (“ARS”) and asset-backed securities, including mortgage-backed securities (collectively, “ABS”). Prior to the first quarter of 2008, ARS and ABS investments were presented as current assets under short-term investments based on their expected maturities. Beginning with the first quarter of 2008, given the lack of active markets for these investments, the entire amount of the Company’s ARS and ABS holdings were classified as long-term investments. Due to the lack of observable market quotes on the Company’s ARS and ABS investments, the Company utilizes valuation models that rely exclusively on unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

In November 2008, the Company entered into an agreement with UBS which granted the Company and UBS various rights, including a right of the Company to sell the Company’s ARS investments to UBS at par value at any time during a two-year period beginning June 30, 2010 (the “Rights”) and a right of UBS to purchase such securities at par value. The Rights were an unsecured obligation of UBS and are not transferable by the Company. The Company elected to record the Rights, a free-standing asset aside from the ARS investments, under the provisions of the guidance for the fair value option for financial assets and financial liabilities. Upon acceptance of the Rights, the Company recorded the fair value of the Rights in other assets with an offsetting entry to other income and expense, net. In conjunction with the acceptance of the Rights in November 2008, the Company reclassified the ARS investments from available-for-sale to trading to reflect its intention to exercise the Rights during the relevant two-year period. As a trading security, unrealized gains and losses are recorded in current period earnings. For the year ended December 31, 2010, the Company recorded no unrealized gains in relation to the change in the fair value of the ARS investment. For the year ended December 31, 2009, the Company recorded $2.8 million of unrealized gains in relation to the change in the fair value of the ARS investment and an offsetting entry of approximately $2.8 million related to the change in fair value of the Rights to other assets. The fair value of the Rights was based on the Company’s expected value to be received from UBS, which was the difference between par and fair value of the ARS at the end of the period. The fair value was discounted using UBS’s credit default swap rate to account for the counterparty risk. During 2010, the Company received $11.4 million from redemptions of ARS issuers and exercised the Rights as discussed above and received cash of $4.2 million for all of its ARS investment, which approximates the combined fair value of the ARS investment and the Rights. In addition, the Company disposed of all ABS investments. Consequently, the Company had no ARS and ABS investments at December 31, 2010.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at December 31, 2010 and available-for-sale and trading securities at December 31, 2009, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

December 31, 2010	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds and notes	$96,230	$(156)	$—	$—	$96,230	$(156)
Corporate bonds and notes	35,804	(54)	749	(1)	36,553	(55)
Commercial Paper	34,481	(6)	—	—	34,481	(6)
Treasury and agency notes and bills	2,994	(6)	—	—	2,994	(6)

Total	$169,509	$(222)	$749	$(1)	$170,258	$(223)

December 31, 2009	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds and notes	$45,380	$(69)	$—	$—	$45,380	$(69)
Corporate bonds and notes	27,158	(124)	3,285	(18)	30,443	(142)
Commercial Paper	29,024	(6)	—	—	29,024	(6)
Treasury and agency notes and bills	21,454	(78)	—	—	21,454	(78)
Auction rate municipal bonds	—	—	14,498	—	14,498	—
Asset-backed securities	90	(50)	1,103	(399)	1,193	(449)

Total	$123,106	$(327)	$18,886	$(417)	$141,992	$(744)

The estimated fair value of marketable securities by contractual maturity at December 31, 2010, is shown below (in thousands). Asset-backed securities are excluded as they do not have a single maturity date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. As of December 31, 2010, the Company did not hold any asset-backed securities.

Estimated Fair Value
Due in one year or less	$283,170
Due in one to two years	169,824

Total	$452,994

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Level 1	Quoted prices in active markets for identical assets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2010 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$7,789	$7,789	$—	$—
Bank deposits (1)	74	74	—	—
Commercial paper (2)	57,468	—	57,468	—
Municipal bonds and notes (2)	151,548	—	151,548	—
Corporate bonds and notes (3)	114,369	—	114,369	—
Treasury and agency notes and bills (3)	121,746	—	121,746	—

Total marketable securities	452,994	7,863	445,131	—
Assets held for sale (4)	4,033	603	—	3,430

Total Assets	$457,027	$8,466	$445,131	$3,430

The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2010:

(1)	Money market funds and bank deposits were reported as cash and cash equivalents.

(2)	Commercial paper and municipal bonds and notes were reported as either cash and cash equivalents or short-term investments.

(3)	Corporate bonds and notes and treasury and agency notes and bills were reported as short-term investments.

(4)	Assets held for sale were reported in property and equipment, net.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2009 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds (1)	$13,971	$13,971	$—	$—
Bank deposits (1)	5,808	5,808	—	—
Commercial paper (2)	82,348	—	82,348	—
Corporate bonds and notes (2)	84,555	—	84,555	—
Municipal bonds and notes (3)	119,985	—	119,985	—
Treasury and agency notes and bills (3)	59,664	—	59,664	—
Asset-backed securities (4)	1,193	—	—	1,193
Auction rate municipal bonds (4)	14,498	—	—	14,498

Total marketable securities	382,022	19,779	346,552	15,691
Rights related to the UBS agreement (5)	1,127	—	—	1,127

Total Assets	$383,149	$19,779	$346,552	$16,818

The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2009:

(1)	Money market funds and bank deposits were reported as cash and cash equivalents.

(2)	Commercial paper and corporate bonds and notes were reported as either cash and cash equivalents or short-term investments.

(3)	Municipal bonds and notes and treasury and agency notes and bills were reported as short-term investments.

(4)	Asset-backed securities and auction rate municipal bonds were reported as long-term investments.

(5)	Rights related to the UBS agreement were reported as other assets.

Until disposed of in 2010, the Company’s ARS and ABS holdings were classified as Level 3 long-term investments due to the lack of active markets for these investments. For the valuation of the Company’s ARS and ABS investments, the Company utilized valuation models that rely exclusively on unobservable inputs including those that are based on a discounted cash flow model and assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. Also included in the Level 3 classification was the fair value of the Rights related to UBS agreement. See Note 5—“Financial Instruments” for further information.

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis. These assets include property and equipment that are written down to fair value when they were reclassified as held for sale and impaired. Level 3 assets also include property and equipment classified as assets held for sale. The fair value for these property and equipment was determined using cost approach based on the condition, market and functionality of these assets, supplemented by market research.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 (in thousands):

	Rights (Level 3)	Assets held for sale (Level 3)	Available-for-sale and trading securities (Level 3 )	Total (Level 3)
Balance at December 31, 2008	$3,952	—	$22,134	$26,086
Purchases, sales, issuances and settlements, net	—	—	(8,146)	(8,146)
Total gains or losses (realized and unrealized):
Included in earnings	(2,825)	—	868	(1,957)
Included in other comprehensive income	—	—	835	835
Transfers in (out) of Level 3	—	—	—	—

Balance at December 31, 2009	$1,127	$—	$15,691	$16,818
Purchases, sales, issuances and settlements, net	—	3,430	(18,165)	(14,735)
Total gains or losses (realized and unrealized):
Included in earnings	(1,127)	—	1,881	754
Included in other comprehensive income	—	—	593	593
Transfers in (out) of Level 3	—	—	—	—

Balance at December 31, 2010	$—	$3,430	$—	$3,430

NOTE 7 – BUSINESS COMBINATIONS

Siimpel Corporation

In May 2010, Tessera completed its acquisition of Siimpel Corporation (“Siimpel”), a Delaware corporation and a developer and manufacturer of MEMS (Micro Electro Mechanical Systems) based camera solutions for mobile imaging applications, for cash consideration of $15 million. Approximately $1.9 million of the consideration is placed in an escrow account and is subject to forfeiture to satisfy indemnification obligations, if any, of the former stockholders of Siimpel. The escrow will expire in November 2011. In connection with the acquisition, the Company incurred $0.5 million of direct transaction costs, all of which were included in the selling, general and administrative expense in the fiscal year ended December 31, 2010.

As a result of the acquisition, Siimpel became a wholly owned subsidiary of the Company in a business combination transaction accounted for using the purchase method of accounting, with the results of the acquired entity included in the Imaging and Optics segment. The goodwill of $4.5 million represents the excess of the purchase price over the fair value of the underlying net assets and identified intangible assets acquired. The total amount of goodwill is expected to be deductible for income tax purposes.

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

	Amount	Estimated Useful Life (Years)
Net tangible assets:
Property and equipment, net	$6,312	1-5
Other current assets	282	N/A
Other assets	148	N/A
Current liabilities	(2,245)	N/A
Long-term liabilities	(700)	N/A

	3,797
Identified intangible assets:
Existing technology	3,000	9
Patents/core technology	1,800	14
In-process research and development	1,900	N/A
Goodwill	4,503	N/A

	11,203

Total purchase price	$15,000

Included in the purchase price allocation is $1.9 million related to acquired in-process research and development related to various in-process development projects which are expected to be completed by the end of 2011.

Proforma results of operations have not been presented because the impact of the acquisition on prior period results was not considered material.

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The changes to the carrying value of goodwill, which are all allocated to the Imaging and Optics segment, from January 1, 2009 through December 31, 2010 is reflected below (in thousands):

Imaging
and Optics
January 1, 2009	$40,444
Goodwill adjustment through the FotoNation, Inc. acquisition	4,256
Goodwill acquired through the Dblur Technologies Ltd. acquisition	450

December 31, 2009	45,150
Goodwill acquired through the Siimpel Corporation acquisition	4,503

December 31, 2010	$49,653

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Identified intangible assets consisted of the following (in thousands):

	Average Life (Years)	December 31, 2010			December 31, 2009
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Existing technology	5-10	$54,162	$(25,105)	$29,057	$51,162	$(18,284)	$32,878
Acquired patents/core technology	3-15	63,894	(13,345)	50,549	41,895	(7,651)	34,244
Customer contracts	3-9	11,900	(5,386)	6,514	11,900	(3,687)	8,213
Trade name	4-10	3,620	(1,695)	1,925	3,620	(1,288)	2,332
In-process research and development	Indefinite	1,900	—	1,900	—	—	—
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,400)	—
Assembled workforce	4	300	(289)	11	300	(214)	86

		$137,176	$(47,220)	$89,956	$110,277	$(32,524)	$77,753

Amortization expense for the years ended December 31, 2010, 2009 and 2008 amounted to $14.7 million, $12.1 million and $11.1 million, respectively.

As of December 31, 2010, the estimated future amortization expense of intangible assets, excluding the in-process research and development, is as follows (in thousands):

2011	$16,325
2012	15,556
2013	14,692
2014	12,882
2015	11,699
Thereafter	16,902

$88,056

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income	$57,346	$69,796	$4,642
Denominator:
Weighted average common shares outstanding	50,240	49,203	48,283
Less: Unvested common shares subject to repurchase	(170)	(377)	(320)

Total common shares-basic	50,070	48,826	47,963
Effect of dilutive securities
Stock awards	138	244	322
Restricted stock	242	195	73

Total common shares-diluted	50,450	49,265	48,358

Net income per common share-basic	$1.15	$1.43	$0.10

Net income per common share-diluted	$1.14	$1.42	$0.10

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted stock awards and units and the incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid in capital.

For the years ended December 31, 2010, 2009 and 2008, approximately 5.6 million, 5.3 million and 4.1 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2010 and December 31, 2009, the Company had repurchased a total of 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2010, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Board of Directors adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Board of Directors adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of December 31, 2010, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board of Directors adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of December 31, 2010, there were 5,563,000 shares reserved for grant under this plan.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

result in any incremental compensation expense. The remaining compensation expense associated with the eligible options exchanged will be recognized over the requisite period of the replacement options which is generally the vesting period.

A summary of the activity is presented below (in thousands, except years and per share amounts):

		Shares Outstanding
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	3,794	$28.31
Options granted	3,365	19.12
Options exercised	(196)	9.08
Options cancelled / forfeited / expired	(184)	30.26

Balance at December 31, 2008	6,779	$24.25
Options granted	1,917	24.09
Options exercised	(1,033)	16.41
Options cancelled / forfeited / expired	(1,804)	33.49

Options outstanding at December 31, 2009	5,859	$22.74
Options granted	950	17.49
Options exercised	(204)	12.75
Options cancelled / forfeited / expired	(222)	27.97

Options outstanding at December 31, 2010	6,383	$22.09	7.10	$17,680

Vested and expected to vest at December 31, 2010	6,251	$22.14	7.07	$17,231

Exercisable at December 31, 2010	3,423	$23.64	6.36	$8,433

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$ 0.85 - $15.83	447	6.93	$12.44	313	$11.55
$16.02 - $17.84	1,869	8.06	$17.02	621	$17.16
$18.49 - $19.79	1,337	7.57	$19.41	735	$19.43
$20.00 - $29.43	2,099	6.56	$26.19	1,161	$26.74
$30.34 - $44.27	631	5.18	$36.01	593	$35.93

$ 0.85 - $44.27	6,383	7.10	$22.09	3,423	$23.64

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of December 31, 2010 is as follows (in thousands, except for per share amounts):

	Number of Shares Subject to Time-based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2007	396	38	434	$35.41
Awards and units granted	530	193	723	$27.47
Awards and units vested / earned	(183)	(10)	(193)	$33.59
Awards and units cancelled / forfeited	(27)	(12)	(39)	$27.96

Balance at December 31, 2008	716	209	925	$29.91
Awards and units granted	123	220	343	$24.50
Awards and units vested / earned	(272)	(8)	(280)	$33.14
Awards and units cancelled / forfeited	(41)	(26)	(67)	$27.83

Balance at December 31, 2009	526	395	921	$27.07
Awards and units granted	760	228	988	$16.60
Awards and units vested / earned	(256)	(49)	(305)	$30.40
Awards and units cancelled / forfeited	(50)	(9)	(59)	$22.40

Balance at December 31, 2010	980	565	1,545	$19.89

Performance Awards and Units

Performance awards and units may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards and units is generally linked to one or more performance goals or other specific performance goals determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and ranges from zero to 100 percent of the grant.

Employee Stock Purchase Plan

In August 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan, which was approved by the Company’s stockholders in September 2003. The Company initially reserved 200,000 shares of common stock for issuance under the 2003 Employee Stock Purchase Plan. The reserve will automatically increase on the first day of each fiscal year during the term of the ESPP by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the Board of Directors. In June 2008, the Board of Directors adopted the International Employee Stock Purchase Plan which reserves 200,000 shares of common stock for issuance under this plan. The 2003 Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (collectively, “ESPP”) are designed to allow eligible employees residing in the U.S. or internationally to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

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

As of December 31, 2010, there were 562,000 shares reserved for grant under the ESPP.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of revenues	$579	$666	$443
Research, development and other related costs	10,937	10,989	8,473
Selling, general and administrative	16,479	16,268	15,220

Total stock-based compensation expense	27,995	27,923	24,136
Tax effect on stock-based compensation expense	(8,349)	(7,676)	(6,085)

Net effect on net income	$19,646	$20,247	$18,051

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The stock-based compensation expense categorized by various equity components for the years ended December 31, 2010, 2009 and 2008 is summarized in the table below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Employee stock options	$14,537	$16,262	$13,736
Restricted stock awards and units	11,041	9,690	8,953
Employee stock purchase plan	2,417	1,971	1,447

Total stock-based compensation expense	$27,995	$27,923	$24,136

During the years ended December 31, 2010, 2009 and 2008, the Company granted 950,000, 1,917,000 and 3,365,000 shares of stock options, respectively. The 2010, 2009 and 2008 estimated per share fair value of those grants was $9.60, $6.37 and $9.62, respectively, before estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $14.8 million, $13.7 million and $15.6 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2010, 2009 and 2008 was $9.3 million, $9.3 million and $6.5 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $10.5 million and $5.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2010, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $24.9 million to be recognized over an estimated weighted average amortization period of 2.3 years and $21.2 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 3.0 years. As of December 31, 2009, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $30.6 million to be recognized over an estimated weighted average amortization period of 2.7 years and $16.8 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.6 years.

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

Expected life – The expected life assumption is based on analysis of the Company’s historical employee exercise patterns. The expected life of options granted under the ESPP represents the offering period of two years.

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

The following assumptions were used to value the options granted:

	Years Ended December 31,
	2010	2009	2008
Expected life (years)	3.8	3.7	4.0
Risk-free interest rate	1.0 - 2.6%	1.2 - 1.7%	2.1 - 3.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	73.4 - 75.7%	73.5 - 76.8%	59.9 - 71.7%

The following assumptions have been used to value the ESPP shares:

	Years Ended December 31,
	2010	2009	2008
Expected life (years)	2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.4 - 0.9%	0.9 - 2.2%	1.9 - 5.1%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.9 - 96.1%	47.1 - 117.1%	34.1 - 117.1%

For the years ended December 31, 2010, 2009 and 2008, an aggregate of 406,000, 257,000 and 125,000 common shares, respectively, were purchased pursuant to the ESPP.

Modifications

From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. As a result of modifications related to former employees, the Company incurred stock-based compensation expense of $2.6 million, $3.1 million, and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 12 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contribution under the 401(k) plan. During the years ended December 31, 2010, 2009 and 2008, the Company contributed approximately $1.3 million, $1.2 million and $1.1 million, respectively, to the Plan.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 13 – INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
U.S.	$108,498	$143,078	$38,506
Foreign	(5,073)	(19,917)	(19,320)

Total income before income taxes	$103,425	$123,161	$19,186

The provision for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2010	2009	2008
Current:
U.S. federal	$37,044	$45,447	$11,655
Foreign	9,628	8,634	7,806
State and local	7,628	7,679	983

Total current	54,300	61,760	20,444

Deferred:
U.S. federal	(8,068)	(4,779)	(3,435)
Foreign	(2,058)	(2,306)	(1,943)
State and local	1,905	(1,310)	(522)

Total deferred	(8,221)	(8,395)	(5,900)

Provision for income taxes	$46,079	$53,365	$14,544

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$6,953	$11,346
Research tax credit	1,846	1,492
Expenses not currently deductible	25,138	19,534
Capitalized research and development costs	—	39

Gross deferred tax assets	33,937	32,411
Valuation allowance	(3,011)	(5,606)

Net deferred tax assets	30,926	26,805
Deferred tax liabilities
Acquired intangible assets, foreign	(6,550)	(7,950)

Net deferred tax assets	$24,376	$18,855

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At the years ended December 31, 2010 and 2009, the Company had a valuation allowance of $3.0 million and $5.6 million, respectively, related to a foreign jurisdiction, capital losses and impairment on marketable securities that the Company believes to be not realizable on a more-likely-than-not basis. The decrease of $2.6 million in the valuation allowance in 2010 was due primarily to the utilization of net operating losses to offset gains in a foreign jurisdiction.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2010	2009	2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit (1)	9.2	5.2	2.4
Stock-based compensation expense	1.7	0.7	15.0
Foreign tax credit and other	(9.8)	(6.7)	(40.9)
Foreign withholding tax	9.0	5.8	36.1
Foreign losses not benefited	1.5	4.1	17.9
Foreign tax rate differential	(0.7)	0.9	11.8
Others	(1.3)	(1.7)	(1.5)

Total	44.6%	43.3%	75.8%

(1)	The increase in the state effective tax rate is primarily attributable to the change in the value of the Company’s net deferred tax assets as a result of California state tax law changes.

As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $13.3 million and state net operating loss carryforwards of approximately $43.1 million. All of the federal and state net operating loss carryforwards are carried over from the acquired entity, Digital Optics Corporation. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2015, and will continue to expire through 2025. In addition, the Company has research tax credit carryforwards of approximately $0.6 million for federal purposes, which will start to expire in 2013, and will continue to expire through 2024. The Company also has research tax credit carryforwards of approximately $1.3 million for foreign purposes, which do not expire. Under the provisions of the Internal Revenue Code, substantial changes in the Company or its subsidiaries’ ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income.

As of December 31, 2010, unrecognized tax benefits approximated $4.8 million, of which $3.2 million would affect the effective tax rate if recognized. As of December 31, 2009, unrecognized tax benefits approximated $4.5 million, of which $3.5 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits will decrease by $1.4 million to $1.7 million in the next 12 months due to the anticipated conclusion of an examination by the California Franchise Tax Board and a lapse in a foreign statute of limitations relating to various tax incentives. The reversal of the unrecognized tax benefits should not have a material effect to the statement of operations.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The reconciliation of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Total unrecognized tax benefits at January 1	$4,533	$4,205	$3,245
Gross increases and decreases due to tax positions taken in prior periods	—	—	(446)
Gross increases and decreases due to tax positions taken in the current period	476	328	1,406
Gross increases and decreases due to settlements or lapses in applicable statues of limitations	(172)	—	—

Total unrecognized tax benefits at December 31	$4,837	$4,533	$4,205

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2010 and 2009, the Company recognized $0.5 million and $0.3 million, respectively, of interest and penalties related to unrecognized tax benefits. For the year ended December 31, 2008, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits.

At December 31, 2010, the Company’s 2005 through 2010 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company is not currently under federal or foreign income tax examination. The Company is currently under a state tax examination in California for the years 2006 and 2007.

The accounting treatment related to certain unrecognized tax benefits from acquired companies changed with the revision of the authoritative guidance related to business combinations, which the Company adopted in January 2009. Under the new accounting treatment, any changes to the recognition or measurement of these unrecognized tax benefits is recorded through provision for income taxes, where formerly the accounting treatment would require any adjustment to be recognized through the purchase price as an adjustment to goodwill. There were no changes to the recognition or measurement of any unrecognized tax benefits from acquired companies in 2010.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $2.9 million, $2.6 million and $2.6 million, respectively.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 31, 2010, future minimum lease payments are as follows (in thousands):

Lease Obligations
2011	$2,790
2012	2,455
2013	2,140
2014	1,733
2015	813
Thereafter	—

$9,931

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 7, 2011. The Company expects that potential damages continued to accrue during the stay period through the expiration of the asserted patents in September 2010. Upon completion of Investigation No. 337-TA-605, including any appeals, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

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

Fact and expert discovery in the action are closed. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding Tessera’s claims for damages. The court granted Hynix’s motion to dismiss Tessera’s intentional interference claim. The court held hearings in August and September 2010 on several motions in limine. At present, no trial date has been set. The parties are proceeding with trial preparation activities and are next scheduled to appear for pretrial matters on April 12, 2011.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On or about July 19, 2009, the Presidential Review period expired, and no alterations were made to the ITC’s orders in the investigation. The Investigation by the ITC has been appealed, as discussed immediately below.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On October 30, 2009, the respondents filed their appellate briefing regarding the merits of the ITC’s ruling. Tessera filed its response brief in the appeal on January 15, 2010, and the respondents’ reply briefs were filed on February 19, 2010. Oral argument occurred on June 9, 2010. On December 21, 2010, the U.S. Court of Appeals for the Federal Circuit affirmed the ITC’s Final Determination and remedial orders in their entirety.

On February 4, 2011, Qualcomm, Inc. filed a petition for panel rehearing and rehearing en banc; ST Microelectronics N.V., Freescale Semiconductor, Inc., Spansion, Inc. and Spansion LLC and ATI Technologies, ULC filed a petition for rehearing en banc. On February 10, 2011 the Federal Circuit requested that the Company respond to the motions for rehearing by February 24, 2011. In addition, ATI Technologies, ULC filed a motion to vacate the Federal Circuit’s opinion and dismiss the appeal as moot, to vacate the ITC’s final determination, and to remand with directions to dismiss the complaint. Tessera responded to these ATI motions on February 18, 2011.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Tessera, Inc. et al., v. International Trade Commission., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1176

On January 28, 2010, the Company filed a Notice of Appeal of the ITC’s Final Determination in the ‘630 ITC Action with the United States Court of Appeals for the Federal Circuit. Principal briefing has been completed. Oral argument was held on January 14, 2011.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 7, 2011.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 7, 2011.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-04063 (N.D. Cal.)

On August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for June 7, 2011.

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

Powertech Technology Inc. v. Tessera, Inc., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489

On August 6, 2010, PTI filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, challenging the district court’s ruling in Civil Action No. 08-03667 (N.D. Cal.). On October 19, 2010, PTI filed its principal brief in the appeal. On January 3, 2011 Tessera filed its principal brief. PTI’s reply brief was filed on February 14, 2011. Oral argument has not yet been set.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On March 1, 2010, the parties entered into a settlement agreement, agreed to a mutual dismissal of the action, and entered into an updated license agreement. The initial term of the updated license agreement runs through the end of 2016. UTAC has the option to renew the license for an additional five year term. Among other consideration to Tessera, under the terms of the agreement UTAC is required to pay $15.0 million in cash to address past royalties owed under the initial license, all of which has been received from UTAC.

Tessera, Inc. v. UTAC (Taiwan) Corporation, Case No. CV10 4435 HRL (N.D. Cal.)

On September 30, 2010, Tessera filed a complaint against UTAC (Taiwan) Corporation (“UTAC Taiwan”) in the United States District Court for the Northern District of California. The case was initially assigned to Magistrate Judge Howard R. Lloyd and was reassigned to Judge Jeremy Fogel on October 8, 2010. Tessera’s complaint names as defendant UTAC Taiwan and alleges causes of action for breach of contract, declaratory relief, and breach of the implied covenant of good faith and fair dealing. The complaint requests of the Court,

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

among other things, a judicial determination and declaration that UTAC Taiwan remains contractually obligated to pay royalties to Tessera, an accounting and restitution in an amount to be determined at trial, and an award of damages in an amount to be determined at trial, plus interest on damages, costs, disbursements, attorneys’ fees, and such other and further relief as the Court may deem just and proper. The case is in the pleading stage. UTAC Taiwan has accepted service of the pleadings and its response is currently due on March 16, 2011.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Sony Electronics, Inc. et al., Case No. 1:99-mc-0999 (D. Del.)

On October 1, 2010, Tessera filed a complaint against Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation in the United States District Court for the District of Delaware. The case was assigned to Renee Marie Bumb of the District of New Jersey and then referred to Magistrate Judge Karen M. Williams in the same District. Tessera’s complaint alleges that defendants Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation infringed and are currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent No. 6,885,106 (‘106 Patent). The complaint requests of the Court, among other things, a judgment that the defendants willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of the ‘106 Patent; an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of the ‘106 Patent; an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper. The case is in the pleading stage.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009. An advisory action was mailed by the PTO on June 22, 2009, maintaining all of the rejections presented in the Action of March 6, 2009. On July 1, 2009, Tessera filed a petition to withdraw the finality of the official action mailed on March 6, 2009. The PTO issued a decision on July 10, 2009 dismissing Tessera’s petition of July 1, 2009. Tessera filed a Notice of Appeal on August 6, 2009, and timely filed an appeal brief on October 13, 2009. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010. On July 28, 2010, Tessera filed a reply brief and a request for oral hearing. On November 16, 2010, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, finding the original claims subject to reexamination to be patentable.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008, a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera filed a response to the final official action on December 1, 2009. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1,

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2009. Tessera filed a Notice of Appeal on February 1, 2010, and timely filed an appeal brief on April 5, 2010. The PTO’s Answer to Tessera’s appeal brief withdrew certain rejections previously applied to the claims, but continued to apply other rejections as to all claims under reexamination. In response to the PTO’s Answer, Tessera filed a reply brief together with a request for oral hearing on November 10, 2010. On December 14, 2010, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, finding the original claims subject to reexamination to be patentable and canceling the newly presented claims.

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008, Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009. Siliconware refiled their Response Brief on March 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on July 13, 2010. On August 13, 2010, Tessera filed a rebuttal brief and a request for oral hearing. On January 17, 2011, Tessera filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. The PTO has yet to issue a decision on Tessera’s petition.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, 2008, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal Notice was issued on June 22, 2009. Tessera filed a Notice of Appeal on July 22, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009, and a Corrected Response Brief on June 14, 2010. On November 10, 2010, the PTO issued an

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. Tessera will have an opportunity to respond.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims to which Tessera filed a response on August 14, 2009. On December 1, 2009, the PTO issued an Advisory Action indicating that Tessera’s response of August 14, 2009 failed to overcome all of the rejections set forth in the final official action mailed July 14, 2009. Tessera filed a Notice of Appeal on December 14, 2009. Tessera timely filed an appeal brief on February 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010. On July 28, 2010, Tessera filed a reply brief and a request for oral hearing. On November 16, 2010, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, finding the original claims subject to reexamination to be patentable and canceling the newly presented claims.

On April 2, 2008, a request for inter partes reexamination of Tessera’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera timely filed a response on October 21, 2009. On November 20, 2009, Powerchip filed comments to Tessera’s response of October 21, 2009. A Right of Appeal Notice was issued on February 22, 2010. On July 20, 2010, the PTO issued a Notice of Intent to Issue Inter Partes Reexamination Certificate, canceling the claims subject to reexamination. The reexamination certificate issued on October 26, 2010. On March 22, 2010, Tessera filed an application for reissue of the ‘681 patent to further address the matters raised during the reexamination proceedings and to pursue additional claims.

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera filed a response on January 19, 2010. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. Tessera filed a response on June 7, 2010. On October 18, 2010, the PTO issued a new final official action. Tessera filed a response on December 20, 2010.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The patents that are subject to the above-described reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that have been preliminarily rejected in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described in this Part I, Item 3—Legal Proceedings, in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Insolvency Proceedings over the Estate of Qimonda AG, Local Court of Munich, Insolvency Court, File No. 1542 IN 209/09

On January 23, 2009, Qimonda AG filed a bankruptcy petition with the Local Court of Munich, Insolvency Court. On April 1, 2009, the Court opened insolvency proceedings over the estate of Qimonda AG and appointed Rechtsanwalt Dr. Michael Jaffé as the insolvency administrator. On or about May 27, 2009, Dr. Jaffé chose non-performance of Tessera’s license agreement with Qimonda AG under Section 103 of the German Insolvency Code and purported to terminate the license agreement. On June 12, 2009, Tessera filed a Proof of Claim in the Qimonda AG bankruptcy alleging amounts due of approximately 15.7 million Euros. On December 2, 2009, Dr. Jaffé preliminarily contested Tessera’s claim in full. On November 15, 2010, Dr. Jaffé acknowledged approximately 7.8 million Euros of Tessera’s claim. The amount has been registered with the list of creditors’ claims at the Local Court of Munich, Insolvency Court. However, both the date and the final amount of recovery for unsecured debtors remain uncertain. Tessera is in ongoing discussions with the insolvency administrator.

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

On July 13, 2010, Spansion and Tessera filed joint motions seeking to withdraw the reference from the bankruptcy court insofar as it relates Tessera’s administrative expense claim and remaining proof of claim to the United States District Court for the District of Delaware and to transfer venue of that matter to the United States District Court for the Northern District of California where a prior matter between Tessera and Spansion is pending. At a hearing held on July 28, 2010, the Court indicated that it would approve an order permitting the

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

parties to submit their joint motion to the United States District Court for the District of Delaware for determination. The District Court has granted the parties’ motion and on November 2, 2010 the matter was transferred to the Northern District of California as Case No. 4:10-cv-04954-CW, which was then referred to Judge Claudia Wilken and related to the previously pending case, Tessera, Inc. v. Advanced Micro Devices, Inc. et al, Case No. 4:05-cv-04063-CW. A case management conference has been scheduled for June 7, 2011.

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

On May 14, 2010, Amkor filed a motion to bar Tessera’s counterclaims for royalties before December 1, 2008, as res judicata. Tessera filed its opposition on June 11, 2010. A hearing on Amkor’s motion occurred on

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

August 25, 2010. The tribunal ruled on Amkor’s motion on November 15, 2010, granting Amkor’s motion as to Tessera’s counterclaims for royalties on some products and timeframes at issue, and denying the motion as to other products and timeframes.

On October 20, 2010, Amkor paid the Company approximately $2.3 million to address a portion of the past royalties being requested by Tessera.

On December 9 and December 10, 2010, the Tribunal held a two-day trial on certain issues in the arbitration, including (1) royalties payable on a going-forward basis for the patents addressed in the previous arbitration, including but not limited to royalties applicable to packages assembled for Qualcomm, Inc.; (2) Tessera’s counterclaim for breach of the audit provision of the license agreement; (3) Tessera’s claim for breach of the covenant of good faith and fair dealing, to the extent that it is based on issues (1) and (2) above; and (4) the status of Tessera’s latest request to terminate the license agreement, to the extent that it is based on issues (1), (2), and (3) above. Post-trial briefing is currently scheduled to be completed during February 2011. A two-week hearing on the remaining issues is currently scheduled to begin on August 15, 2011.

On February 17, 2011, the Company sent Amkor an official notice of termination of Amkor’s license agreement with the Company.

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

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the Company’s segment revenue, operating expenses and operating income for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues:
Micro-electronics Segment:
Royalty and license fees	$264,030	$269,675	$209,726
Past production payments	—	—	170
Product and service revenues	70	48	4,647

Total Micro-electronics revenues	264,100	269,723	214,543
Imaging and Optics Segment:
Royalty and license fees	15,593	16,532	10,526
Product and service revenues	21,700	13,185	23,222

Total Imaging and Optics revenues	37,293	29,717	33,748

Total revenues	301,393	299,440	248,291

Operating expenses:
Micro-electronics Segment	61,668	63,800	123,898
Imaging and Optics Segment	93,100	75,569	69,100
Corporate Overhead	45,804	42,429	39,194

Total operating expenses	200,572	181,798	232,192
Operating income (loss):
Micro-electronics Segment	202,432	205,923	90,645
Imaging and Optics Segment	(55,807)	(45,852)	(35,352)
Corporate Overhead	(45,804)	(42,429)	(39,194)

Total operating income	$100,821	$117,642	$16,099

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the three years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Asia Pacific	$196,894	$149,622	$135,553
U.S.	86,143	133,672	58,118
Europe and other	18,356	16,146	54,620

Total	$301,393	$299,440	$248,291

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the years ended December 31, 2010, 2009 and 2008, two, three and two customers, respectively, each accounted for 10% or more of total revenues.

For the years ended December 31, 2010, 2009 and 2008, property and equipment, net are presented below by geographical area (in thousands):

	Years Ended December 31,
	2010	2009	2008
U.S.	$40,594	$40,191	$32,296
Romania	552	588	475
Japan	376	951	1,506
Ireland	333	456	581
Israel and other	266	297	2,126

Total	$42,121	$42,483	$36,984

NOTE 16 – RELATED PARTY TRANSACTIONS

In September 2007, the Company licensed our OptiML Wafer-Level Camera technology and SHELLCASE Wafer-Level Packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of December 31, 2010 and December 31, 2009, Tessera had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were $0.4 million, or less than one percent of total revenues, for the year ended December 31, 2010. Revenues from NemoTek were $1.1 million, or less than one percent of total revenues, for the year December 31, 2009. The accounts receivable balance from NemoTek was not material as of December 31, 2010 and 2009.

NOTE 17 – SUBSEQUENT EVENT

On January 26, 2011, the Company approved a worldwide workforce reduction, primarily in the Micro-optics and Embedded Image Enhancement business lines, as well as in certain headquarters support functions, in order to focus on technologies that are growth opportunities. The workforce reduction is expected to be substantially completed during the first quarter of 2011. Tessera expects to incur severance and other related costs in connection with the workforce reduction in the range of $2.5 million to $3.0 million in the first quarter of 2011.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

for the Years Ended December 31, 2010, 2009 and 2008

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2008	$1,283	$1,934	$—	$3,217
2009	3,217	2,389	—	5,606
2010	5,606	(2,595)	—	3,011

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2011

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

Signature	Title	Date

/S/ HENRY R. NOTHHAFT Henry R. Nothhaft	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 23, 2011

/S/ MICHAEL ANTHOFER Michael Anthofer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2011

/S/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	February 23, 2011

/S/ NICHOLAS E. BRATHWAITE Nicholas E. Brathwaite	Director	February 23, 2011

/S/ JOHN B. GOODRICH John B. Goodrich	Director	February 23, 2011

/S/ DAVID NAGEL David Nagel	Director	February 23, 2011

/S/ ROBERT A. YOUNG Robert A. Young	Director	February 23, 2011

(3)    Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

Exhibit Number	Exhibit Title

2.1	Asset Purchase Agreement, dated October 31, 2005, by and between Tessera Technologies, Inc. and Shellcase, Ltd. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2005, and incorporated herein by reference)

2.2	Agreement and Plan of Merger, dated as of July 7, 2006, among Tessera Technologies, Inc., Dalton Acquisition Corp., Digital Optics Corporation and Carolinas Capital Corp. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 10, 2006, and incorporated herein by reference)

2.3	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporate herein by reference)

2.4	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed on February 29, 2008, and incorporated herein by reference)

3.1*	Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws, as amended on December 17, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2008, and incorporated herein by reference)

3.3	First Amendment to Amended and Restated Bylaws, dated as of May 12, 2010 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 13, 2010, and incorporated herein by reference)

4.1*	Specimen Common Stock Certificate

4.2*	Registration Rights Agreement, dated as of January 31, 2003, by and among the Registrant and the stockholders party thereto

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2*+	1991 Stock Option Plan

10.3*+	Amended and Restated 1996 Stock Plan

10.4*+	1999 Stock Plan

10.5*+	2003 Employee Stock Purchase Plan

10.6+	Amendment to the Tessera Technologies, Inc. 2003 Employee Stock Purchase Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.7†*	TCC Master License Agreement, dated as of July 7, 1994, by and between Tessera, Inc. and Hitachi Limited.

10.8†*	Addendum to TCC Master License Agreement, dated as of January 31, 1997, by and between Tessera, Inc. and Hitachi Limited.

Exhibit Number	Exhibit Title

10.9†*	Letter Amendment to TCC Master License Agreement, dated as of September 23, 2002, by and between Tessera, Inc. and Hitachi Limited.

10.10*	Letter Amendment to TCC Master License Agreement, dated as of February 18, 2003, by and between Tessera, Inc. and Hitachi Limited.

10.11†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation

10.12*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation

10.13†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.14†*	TCC License Agreement, dated as of May 17, 1997, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.15†*	First Addendum to Limited TCC License Agreement, dated as of November 4, 1998, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.16*	Second Addendum to TCC License Agreement, dated as of June 1, 2001, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.17†*	TCC Patent License Agreement, dated as of January 22, 2003, by and between Tessera, Inc. and Seiko Epson Corporation

10.18†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.19†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

10.20†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments, Inc.

10.21†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

10.22+	Restricted Stock Award Agreement, dated as of December 13, 2004, by and between the Registrant and Robert Boehlke (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2004, and incorporated herein by reference)

10.23	Restated TCC License Agreement, dated as of January 1, 2005, by and between Tessera Technologies, Inc. and Samsung Electronics Co., Ltd., (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2005 and incorporated herein by reference)

10.24+	Employment Letter, dated January 25, 2005, by and between the Registrant and C. Liam Goudge (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 11, 2005, and incorporated herein by reference)

10.25+	Employment Letter, dated February 2, 2006, by and between the Registrant and Michael Bereziuk (filed as Exhibit 10.1 to Registrant’s Current Report on form 8-K, filed on March 3, 2006, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.26	TCC License Agreement, dated July 21, 2006, among Tessera Technologies, Inc, and certain of its affiliates and Micron Technology, Inc. and certain of its affiliates (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2006, and incorporated herein by reference)

10.27	TCC License Agreement, dated as of July 1, 2006, by and between Tessera Technologies, Inc. and Infineon Technologies AG (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

10.28	TCC License Agreement, dated as of July 1, 2006, by and between Tessera Technologies, Inc. and Qimonda AG (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

10.29+	Tessera Technologies, Inc. 2007 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on April 5, 2007 and incorporated herein by reference)

10.30+	Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on April 1, 2010, and incorporated herein by reference)

10.31+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.32+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.33+	Form of Stock Option Agreement (Board) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.34+	Form of Stock Option Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.35+	Form of Stock Option Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.36+	Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.37+	Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.38+	Form of Restricted Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.39+	Form of Restricted Stock Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.40+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.41+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.42+	Form of Deferred Stock Agreement (Performance Vesting) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.43+	Form of Deferred Stock Agreement (Ireland) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.44+	Form of Deferred Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.45+	Form of Deferred Stock Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.46+	Tessera Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.47+	Employment Letter, dated August 5, 2008, by and between the Registrant and Henry R. Nothhaft (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 6, 2008, and incorporated herein by reference)

10.48+	General Release and Separation Agreement, dated September 10, 2008, between the Registrant and Charles A. Webster (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 25, 2008, and incorporated herein by reference)

10.49+	Consulting Agreement, dated September 9, 2008, between the Registrant and Charles A. Webster (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed September 25, 2008, and incorporated herein by reference)

10.50+	Employment Letter, dated September 5, 2008, by and between the Registrant and Michael Anthofer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 29, 2008, and incorporated herein by reference)

10.51+	Consulting Agreement, dated April 3, 2009, between Tessera, Inc. and Bruce M. McWilliams (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed on April 6, 2009, and incorporated herein by reference)

10.52+	Amendment of the Consulting Agreement, dated March 31, 2010, between Tessera, Inc. and Bruce M. McWilliams (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2010, and incorporated herein by reference)

10.53+	Employment Transition and Consulting Agreement, dated April 3, 2009, between Tessera, Inc. and Scot A. Griffin (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.54+	Form of Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.55+	Form of Amended and Restated Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.56+	Employment Letter, dated October 24, 2008, by and between the Registrant and Bernard J. Cassidy (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed on February 25, 2010, and incorporated herein by reference)

10.57+	Employment Transition and Consulting Agreement, effective as of November 11, 2010, by and between the Registrant and Michael Bereziuk

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxomony Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted as to certain portions of this agreement.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed as exhibits to Tessera’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.