Form 10-Q
period 2011-03-31
TESSERA TECHNOLOGIES INC
filed 2011-05-05
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 22, 2011, 51,117,822 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$108,592	$69,268
Short-term investments	390,903	405,737
Accounts receivable, net of allowance for doubtful accounts of $43 at each period end	8,220	11,797
Inventories	1,594	1,852
Short-term deferred tax assets	7,124	7,126
Other current assets	7,288	9,900

Total current assets	523,721	505,680

Property and equipment, net	39,585	42,121
Intangible assets, net	85,864	89,956
Goodwill	49,653	49,653
Long-term deferred tax assets	21,877	21,877
Other assets	2,571	2,567

Total assets	$723,271	$711,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,137	$4,765
Accrued legal fees	6,374	5,088
Accrued liabilities	11,926	21,161
Deferred revenue	3,904	5,754
Income tax payable	2,447	—

Total current liabilities	26,788	36,768
Long-term deferred tax liabilities	4,627	4,627
Other long-term liabilities	5,876	5,876

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 51,727 and 51,238 shares issued, respectively, and 51,082 and 50,593 shares outstanding, respectively	52	51
Additional paid-in capital	447,064	437,027
Treasury stock at cost: 645 shares of common stock at each period end	(10,505)	(10,505)
Accumulated other comprehensive income	446	299
Retained earnings	248,923	237,711

Total stockholders’ equity	685,980	664,583

Total liabilities and stockholders’ equity	$723,271	$711,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Royalty and license fees	$62,258	$58,853
Product and service revenues	5,515	5,409

Total revenues	67,773	64,262

Operating expenses:
Cost of revenues	5,512	5,193
Research, development and other related costs	18,613	15,813
Selling, general and administrative	19,464	19,258
Litigation expense	5,996	6,597
Restructuring charges	2,059	—

Total operating expenses	51,644	46,861

Operating income	16,129	17,401
Other income and expense, net	608	521

Income before taxes	16,737	17,922
Provision for income taxes	5,525	8,095

Net income	$11,212	$9,827

Basic and diluted net income per share:

Net income per share-basic	$0.22	$0.20

Net income per share-diluted	$0.22	$0.20

Weighted average number of shares used in per share calculations-basic	50,823	49,810

Weighted average number of shares used in per share calculations-diluted	51,267	50,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$11,212	$9,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,492	2,590
Amortization of intangible assets	4,092	3,471
Gain on disposition of property and equipment, net	(2)	(5)
Stock-based compensation expense	6,064	6,866
Deferred income tax, net	2	—
Excess tax benefit from stock-based compensation	—	(279)
Changes in operating assets and liabilities:
Accounts receivable, net	4,213	3,483
Inventories	258	(196)
Other assets	2,608	1,976
Accounts payable	(2,628)	456
Accrued legal fees	1,286	1,026
Accrued liabilities	(8,175)	(6,247)
Deferred revenue	(1,850)	62
Income tax payable	2,447	6,151

Net cash provided by operating activities	22,019	29,181

Cash flows from investing activities:
Purchases of property and equipment	(1,524)	(2,144)
Proceeds from sale of property and equipment	874	6
Purchases of short-term available-for-sale investments	(75,025)	(155,305)
Proceeds from maturities and sales of short-term and long-term investments	90,006	125,444
Purchases of intangible assets	(1,000)	(1,560)

Net cash provided by (used in) investing activities	13,331	(33,559)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	—	279
Proceeds from exercise of stock options	1,531	343
Proceeds from employee stock purchase program	2,443	1,998

Net cash provided by financing activities	3,974	2,620

Net increase (decrease) in cash and cash equivalents	39,324	(1,758)
Cash and cash equivalents at beginning of period	69,268	107,873

Cash and cash equivalents at end of period	$108,592	$106,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as “Tessera” or the “Company”) is a technology innovator that develops, invests in, licenses and delivers innovative miniaturization technologies and products for next-generation electronic devices. Tessera licenses its technologies worldwide, as well as delivers products based on its technologies. The condensed consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2011 and 2010, and for the three months then ended, have been prepared by the Company in accordance with U.S. GAAP for interim financial information. The amounts as of December 31, 2010 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K, filed on February 24, 2011.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2011 or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2011, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance for revenue recognition related to multiple-deliverable arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the authoritative guidance for fair value measurements and disclosures, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. In addition, this update removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. This update is effective in fiscal years beginning on or after June 15, 2010. In January 2011, the Company adopted this guidance, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued an update to the authoritative guidance for revenue recognition related to the milestone method. This update provides that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety as revenues in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This update is effective in fiscal years beginning on or after June 15, 2010. In January 2011, the Company adopted this guidance, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

Issued

There have been no accounting pronouncements issued during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Trade and other receivables	$8,263	$11,840
Allowance for doubtful accounts	(43)	(43)

	$8,220	$11,797

Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$430	$625
Work in process	829	853
Finished goods	335	374

	$1,594	$1,852

Property and equipment, net consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Furniture and equipment	$43,945	$43,086
Land and buildings	21,296	21,282
Leasehold improvements	5,768	5,725
Assets held for sale	2,475	4,033

	73,484	74,126
Less: Accumulated depreciation and amortization	(33,899)	(32,005)

	$39,585	$42,121

Accrued liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Employee compensation and benefits	$8,321	$15,148
Other	3,605	6,013

	$11,926	$21,161

Accumulated other comprehensive income consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Unrealized gain on available-for-sale securities, net of tax	$446	$299

	$446	$299

NOTE 5 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Municipal bonds and notes	$172,068	$121	$(21)	$172,168
Treasury and agency notes and bills	105,354	190	(24)	105,520
Corporate notes and bonds	103,340	216	(36)	103,520
Commercial paper	55,242	7	(7)	55,242
Money market funds	29,466	—	—	29,466

Total available-for-sale securities	$465,470	$534	$(88)	$465,916

Reported in:
Cash and cash equivalents				$75,013
Short-term investments				390,903

Total marketable securities				$465,916

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Municipal bonds and notes	$151,653	$51	$(156)	$151,548
Treasury and agency notes and bills	121,519	233	(6)	121,746
Corporate bonds and notes	114,191	233	(55)	114,369
Commercial paper	57,469	5	(6)	57,468
Money market funds	7,789	—	—	7,789
Bank deposits	74	—	—	74

Total available-for-sale securities	$452,695	$522	$(223)	$452,994

Reported in:
Cash and cash equivalents				$47,257
Short-term investments				405,737

Total marketable securities				$452,994

At March 31, 2011 and December 31, 2010, the Company had $499.5 million and $475.0 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $33.6 million and $22.0 million at March 31, 2011 and December 31, 2010, respectively, was cash held in operating accounts not included in the tables above.

The gross realized gains and losses on sales of marketable securities were not significant during the three months ended March 31, 2011. The gross realized losses on sales of marketable securities were $0.3 million for the three months ended March 31, 2010, almost all of which were previously recorded as impairment. The gross realized gains on sales of marketable securities were not significant during the three months ended March 31, 2010.

Net unrealized gains of $0.4 million, net of tax, as of March 31, 2011, were related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of March 31, 2011 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three months ended March 31, 2011 and 2010, respectively, the Company did not record any impairment charges.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at March 31, 2011 and December 31, 2010, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

March 31, 2011	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$32,484	$(7)	$—	$—	$32,484	$(7)
Corporate bonds and notes	29,657	(37)	750	(1)	30,407	(38)
Municipal bonds and notes	45,385	(19)	—	—	45,385	(19)
Treasury and agency notes and bills	7,981	(24)	—	—	7,981	(24)

Total	$115,507	$(87)	$750	$(1)	$116,257	$(88)

December 31, 2010	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds and notes	$96,230	$(156)	$—	$—	$96,230	$(156)
Corporate bonds and notes	35,804	(54)	749	(1)	36,553	(55)
Commercial paper	34,481	(6)	—	—	34,481	(6)
Treasury and agency notes and bills	2,994	(6)	—	—	2,994	(6)

Total	$169,509	$(222)	$749	$(1)	$170,258	$(223)

The estimated fair value of marketable securities by contractual maturity at March 31, 2011 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$307,805
Due in one to two years	158,111

Total	$465,916

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of March 31, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$29,466	$29,466	—	$—
Commercial paper (2)	55,242	—	55,242	—
Municipal bonds and notes (2)	172,168	—	172,168	—
Corporate bonds and notes (3)	103,520	—	103,520	—
Treasury and agency notes and bills (3)	105,520	—	105,520	—

Total marketable securities	465,916	29,466	436,450	—
Assets held for sale (4)	2,475	—	—	2,475

Total Assets	$468,391	$29,466	$436,450	$2,475

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at March 31, 2011:

(1)	Money market funds were reported as cash and cash equivalents.
(2)	Commercial paper and municipal bonds and notes were reported as either cash and cash equivalents or short-term investments.
(3)	Corporate bond and notes and treasury and agency notes and bills were reported as short-term investments.
(4)	Assets held for sale were reported in property and equipment, net.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2010 (in thousands):

	Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$7,789	$7,789	$—	$—
Bank deposits (1)	74	74	—	—
Commercial paper (2)	57,468	—	57,468	—
Municipal bonds and notes (2)	151,548	—	151,548	—
Corporate bonds and notes (3)	114,369	—	114,369	—
Treasury and agency notes and bills (3)	121,746	—	121,746	—

Total marketable securities	452,994	7,863	445,131	—
Assets held for sale (4)	4,033	603	—	3,430

Total Assets	$457,027	$8,466	$445,131	$3,430

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2010:

(1)	Money market funds and bank deposits were reported as cash and cash equivalents.
(2)	Commercial paper and municipal bonds and notes were reported as either cash and cash equivalents or short-term investments.
(3)	Corporate bonds and notes and treasury and agency notes and bills were reported as short-term investments.
(4)	Assets held for sale were reported in property and equipment, net.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands):

	Assets held for sale (Level 3)	Total (Level 3)
Balance at December 31, 2010	$3,430	$3,430
Purchases, sales, issuances and settlements, net	(955)	(955)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Transfers in (out) of Level 3	—	—

Balance at March 31, 2011	$2,475	$2,475

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

NOTE 7 – BUSINESS COMBINATIONS

Siimpel Corporation

In May 2010, Tessera completed its acquisition of Siimpel Corporation (“Siimpel”), a Delaware corporation and a developer and manufacturer of MEMS (Micro Electro Mechanical Systems) based camera solutions for mobile imaging applications, for cash consideration of $15.0 million. Approximately $1.9 million of the consideration is being held in an escrow account and is subject to forfeiture to satisfy indemnification obligations, if any, of the former stockholders of Siimpel. The escrow will expire in November 2011. In connection with the acquisition, the Company incurred $0.5 million of direct transaction costs, all of which were included in the selling, general and administrative expense in the fiscal year ended December 31, 2010.

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

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Identified intangible assets consist of acquired patents/core technology, existing technology, trade names, assembled workforce and non-compete agreements resulting from business combinations, and acquired patents under asset purchase agreements. Except for intangible assets used in in-process research and development which have indefinite useful lives until the completion or abandonment of the associated research and development efforts, identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to 15 years.

The Company reviews goodwill for impairment annually during its fourth quarter and whenever events or changes in circumstances occur that could indicate the carrying value may not be recoverable in accordance with the authoritative guidance for goodwill and other intangible assets. Changes in circumstances that could indicate that the carrying value of the Company’s goodwill and intangible assets not be recoverable may include, but are not limited to: a decline in future cash flows, slow adoption of products by customers, significant decline in growth rates in units or revenues in the industry in which the reporting unit operates, a more-likely-than-not expectation that the fair value of goodwill or assets will be adversely impacted when a reporting unit or a significant portion of a reporting unit is sold or otherwise disposed of, or if the Company’s market capitalization is below its net book value.

To evaluate for impairment, the Company utilizes a two-step process. The first step requires the Company to compare the fair value of each reporting unit to its carrying value including allocated goodwill. The Company determines the fair value of its reporting units using an equal weighting of the results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit with the carrying value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of the reporting unit over its implied fair value.

There was no impairment of goodwill or long-lived assets for the three months ended March 31, 2011 and 2010.

The carrying value for goodwill was $49.7 million at each period end of March 31, 2011 and December 31, 2010, all of which was allocated to the Imaging and Optics segment. The Company has incurred significant operating losses from the Imaging and Optics segment. If the anticipated future results of the Imaging and Optics segment do not materialize as expected, then the related goodwill and intangible assets could be subject to an impairment charge in the future. See Note 14—“Segment and Geographic Information” for additional detail.

Identified intangible assets consisted of the following (in thousands):

	Average Life (Years )	March 31, 2011			December 31, 2010
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents/ core technology	3-15	$63,894	$(15,235)	$48,659	$63,894	$(13,345)	$50,549
Existing technology	5-10	54,162	(26,839)	27,323	54,162	(25,105)	29,057
Customer contracts	3-9	11,900	(5,742)	6,158	11,900	(5,386)	6,514
Trade name	4-10	3,620	(1,796)	1,824	3,620	(1,695)	1,925
In-process research and development	Indefinite	1,900	—	1,900	1,900	—	1,900
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,400)	—
Assembled workforce	4	300	(300)	—	300	(289)	11

		$137,176	$(51,312)	$85,864	$137,176	$(47,220)	$89,956

Amortization expense for the three months ended March 31, 2011 and 2010 amounted to $4.1 million and $3.5 million, respectively.

As of March 31, 2011, the estimated future amortization expense of intangible assets, excluding the in-process research and development, is as follows (in thousands):

2011 (remaining 9 months)	$12,233
2012	15,556
2013	14,692
2014	12,882
2015	11,699
Thereafter	16,902

$83,964

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2011	March 31, 2010
Numerator:
Net income	$11,212	$9,827
Denominator:
Weighted average common shares outstanding	50,907	50,041
Less: Unvested common shares subject to repurchase	(84)	(231)

Total shares-basic	50,823	49,810
Effect of dilutive securities:
Stock awards	143	158
Restricted stock awards and units	301	155

Total shares-diluted	51,267	50,123

Net income per share-basic	$0.22	$0.20

Net income per share-diluted	$0.22	$0.20

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted stock awards and units and incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized stock compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid in capital.

For the three months ended March 31, 2011 and 2010, approximately 5.2 million and 5.3 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2011 and December 31, 2010, the Company had repurchased a total of 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2011, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Board of Directors adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Board of Directors adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of March 31, 2011, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board of Directors adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of March 31, 2011, there were 5,490,000 shares reserved for grant under this plan.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2010	6,383	$22.09
Options granted	254	$18.75
Options exercised	(108)	$14.18
Options cancelled / forfeited / expired	(167)	$23.39

Balance at March 31, 2011	6,362	$22.06

Information with respect to outstanding restricted stock awards and units as of March 31, 2011 is as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares Subject to Time-based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	980	565	1,545	$19.89
Awards and units granted	63	—	63	$18.69
Awards and units vested / earned	(79)	(101)	(180)	$29.70
Awards and units cancelled / forfeited	(51)	(21)	(72)	$18.81

Balance at March 31, 2011	913	443	1,356	$18.59

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

As of March 31, 2011, there were 520,000 shares reserved for grant under the ESPP.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Cost of revenues	$143	$175
Research, development and other related costs	2,446	2,677
Selling, general and administrative	3,475	4,014

Total stock-based compensation expense	$6,064	$6,866

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2011 and 2010 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Employee stock options	$3,347	$3,751
Restricted stock awards and units	2,174	2,609
Employee stock purchase plan	543	506

Total stock-based compensation expense	$6,064	$6,866

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

The following assumptions were used to value the options granted:

	Three Months Ended
	March 31, 2011	March 31, 2010
Expected life (in years)	3.70	3.80
Risk-free interest rate	1.8%	2.6%
Dividend yield	0.0%	0.0%
Expected volatility	76.7%	75.4%

NOTE 12 – INCOME TAXES

The provision for income taxes for the three ended March 31, 2011 was $5.5 million and was comprised of domestic income tax and foreign income and withholding taxes. The provision for income taxes for the three months ended March 31, 2010 was $8.1 million and was comprised of domestic income tax and foreign income and withholding taxes. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses. Such jurisdictions’ tax is based on actual withholding tax for the quarter. The decrease in the income tax provision for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to state tax law changes which reduced state tax payable, an increased benefit from domestic research credits, and a reduction in losses in jurisdictions for which no benefit can be realized.

As of March 31, 2011, unrecognized tax benefits approximated $3.9 million, of which $2.2 million would affect the effective tax rate if recognized. At December 31, 2010, unrecognized tax benefits were $4.8 million of which $3.2 million would affect the effective tax rate if recognized. The decrease was reclassified to a short-term payable resulting from the effective settlement of a state tax examination by California. It is reasonably possible that unrecognized tax benefits will decrease by a further $0.6 million to $0.7 million during 2011 due to the lapse in a foreign statute of limitation relating to various tax incentives. The reversal of the unrecognized tax benefit should not have a material effect to the statement of operations.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2011, the Company recognized $0.4 million of interest and penalties related to unrecognized tax benefits. For the three months ended March 31, 2010, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits.

At March 31, 2011, the Company’s 2005 through 2010 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company is not currently under federal income tax examination. The Company has effectively settled its state tax examination by California for the years 2006 and 2007.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. In addition, the Company has agreements containing non-cancelable, non-refundable payment terms with third parties to purchase services. Rent expense for the three months ended March 31, 2011 and 2010, was $0.8 million and $0.7 million, respectively.

As of March 31, 2011, future minimum lease payments and purchase obligations are as follows (in thousands):

	Purchase Obligations	Lease Obligations	Total
2011 (remaining 9 months)	$628	$2,309	$2,937
2012	676	2,529	3,205
2013	676	2,162	2,838
2014	676	1,741	2,417
2015	507	813	1,320
Thereafter	—	—	—

	$3,163	$9,554	$12,717

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

Fact and expert discovery in the action are closed. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding Tessera’s claims for damages. The court granted Hynix’s motion to dismiss Tessera’s intentional interference claim. The court held hearings in August and September 2010 on several motions in limine. At present, no trial date has been set. The parties are proceeding with trial preparation activities and are next scheduled to appear for pretrial matters on July 11, 2011.

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

On February 4, 2011, Qualcomm, Inc. filed a petition for panel rehearing and rehearing en banc; ST Microelectronics N.V., Freescale Semiconductor, Inc., Spansion, Inc. and Spansion LLC and ATI Technologies, ULC filed a petition for rehearing en banc. On February 10, 2011 the Federal Circuit requested that the Company respond to the motions for rehearing by February 24, 2011. In addition, ATI Technologies, ULC filed a motion to vacate the Federal Circuit’s opinion and dismiss the appeal as moot, to vacate the ITC’s final determination, and to remand with directions to dismiss the complaint. Tessera responded to these ATI motions on February 18, 2011. The motions for panel rehearing, rehearing en banc, and to vacate and dismiss were all denied. The Federal Circuit’s decision affirming the ITC’s judgment issued as a mandate on April 5, 2011.

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

Powertech Technology Inc. v. Tessera, Inc., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489

On August 6, 2010, PTI filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, challenging the district court’s ruling in Civil Action No. 08-03667 (N.D. Cal.). On October 19, 2010, PTI filed its principal brief in the appeal. On January 3, 2011 Tessera filed its principal brief. PTI’s reply brief was filed on February 14, 2011. Oral argument was held on May 4, 2011.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. UTAC (Taiwan) Corporation, Case No. CV10 4435 HRL (N.D. Cal.)

On September 30, 2010, Tessera filed a complaint against UTAC (Taiwan) Corporation (“UTAC Taiwan”) in the United States District Court for the Northern District of California. The case was initially assigned to Magistrate Judge Howard R. Lloyd, was reassigned to Judge Jeremy Fogel on October 8, 2010, and was then reassigned to Judge Edward J. Davila on April 25, 2011. Tessera’s complaint names as defendant UTAC Taiwan and alleges causes of action for breach of contract, declaratory relief, and breach of the implied covenant of good faith and fair dealing. The complaint requests of the Court, among other things, a judicial determination and declaration that UTAC Taiwan remains contractually obligated to pay royalties to Tessera, an accounting and restitution in an amount to be determined at trial, and an award of damages in an amount to be determined at trial, plus interest on damages, costs, disbursements, attorneys’ fees, and such other and further relief as the Court may deem just and proper. The case is in the pleading stage. UTAC Taiwan has accepted service of the pleadings.

On March 16, 2011, UTAC Taiwan filed a motion to dismiss the complaint. The hearing on the motion to dismiss the complaint and a case management conference are scheduled for July 15, 2011.

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera filed a response to the official action on April 6, 2009. An advisory action was mailed by the PTO on June 22, 2009, maintaining all of the rejections presented in the Action of March 6, 2009. On July 1, 2009, Tessera filed a petition to withdraw the finality of the official action mailed on March 6, 2009. The PTO issued a decision on July 10, 2009 dismissing Tessera’s petition of July 1, 2009. Tessera filed a Notice of Appeal on August 6, 2009, and timely filed an appeal brief on October 13, 2009. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010. On July 28, 2010, Tessera filed a reply brief and a request for oral hearing. On November 16, 2010, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, finding the original claims subject to reexamination to be patentable. The Reexamination Certificate issued on March 1, 2011, confirming that all of the original claims subject to reexamination are patentable and terminating the reexamination proceeding.

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

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008, a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera filed a response to the final official action on December 1, 2009. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1, 2009. Tessera filed a Notice of Appeal on February 1, 2010, and timely filed an appeal brief on April 5, 2010. The PTO’s Answer to Tessera’s appeal brief withdrew certain rejections previously applied to the claims, but continued to apply other rejections as to all claims under reexamination. In response to the PTO’s Answer, Tessera filed a reply brief together with a request for oral hearing on November 10, 2010. On December 14, 2010, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, finding the original claims subject to reexamination to be patentable and canceling the newly presented claims. The Reexamination Certificate issued on March 15, 2011, confirming that all of the original claims subject to reexamination are patentable and terminating the reexamination proceeding.

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008, Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009. Siliconware refiled their Response Brief on March 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on July 13, 2010. On August 13, 2010, Tessera filed a rebuttal brief and a request for oral hearing. On January 17, 2011, Tessera filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. Siliconware filed an opposition to Tessera’s petition on February 17, 2011. On February 25, 2011, the PTO issued a decision granting in part Tessera’s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. Siliconware will have an opportunity to file an appeal from this action upon issuance of a Right of Appeal Notice.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, 2008, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal Notice was issued on June 22, 2009. Tessera filed a Notice of Appeal on July 22, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009, and a Corrected Response Brief on June 14, 2010. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera filed a Notice of Appeal on March 3, 2011, and Siliconware filed a Notice of Cross Appeal on March 7, 2011. Tessera will have an opportunity to file an appeal brief.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims to which Tessera filed a response on August 14, 2009. On December 1, 2009, the PTO issued an Advisory Action indicating that Tessera’s response of August 14, 2009 failed to overcome all of the rejections set forth in the final official action mailed July 14, 2009. Tessera filed a Notice of Appeal on December 14, 2009. Tessera timely filed an appeal brief on February 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on May 28, 2010. On July 28, 2010, Tessera filed a reply brief and a request for oral hearing. On November 16, 2010, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, finding the original claims subject to reexamination to be patentable and canceling the newly presented claims. The Reexamination Certificate issued on March 1, 2011, confirming that all of the original claims subject to reexamination are patentable and terminating the reexamination proceeding.

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

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera filed a response on January 19, 2010. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. Tessera filed a response on June 7, 2010. On October 18, 2010, the PTO issued a new final official action. Tessera filed a response on December 20, 2010. An advisory action was mailed by the PTO on March 17, 2011, finding certain claims patentable and maintaining the remainder of the rejections presented in the October 18, 2010 action. Tessera filed a Notice of Appeal on April 18, 2011.

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

The following Tessera patents expired on September 24, 2010: U.S. Patent Nos. 6,433,419, 6,465,893, 5,679,977, 6,133,627 and 5,852,326. The reexamination proceedings concerning U.S. Patents 6,433,419 and 6,465,893 will continue after expiration. As set forth above, the reexamination proceedings concerning U.S. Patents 5,679,977, 6,133,627 and 5,852,326 have terminated with issuance of reexamination certificates confirming patentability of the original claims subject to reexamination.

The patents that are subject to the above-described reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that are treated in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described in this Note 13—”Commitments and Contingencies,” in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

On July 13, 2010, Spansion and Tessera filed joint motions seeking to withdraw the reference from the bankruptcy court insofar as it relates Tessera’s administrative expense claim and remaining proof of claim to the United States District Court for the District of Delaware and to transfer venue of that matter to the United States District Court for the Northern District of California where a prior matter between Tessera and Spansion is pending. At a hearing held on July 28, 2010, the Court indicated that it would approve an order permitting the parties to submit their joint motion to the United States District Court for the District of Delaware for determination. The District Court has granted the parties’ motion and on November 2, 2010 the matter was transferred to the Northern District of California as Case No. 4:10-cv-04954-CW, which was then referred to Judge Claudia Wilken and related to the previously pending case , Tessera, Inc. v. Advanced Micro Devices, Inc. et al , Case No. 4:05-cv-04063-CW. A case management conference has been scheduled for June 7, 2011.

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

On May 14, 2010, Amkor filed a motion to bar Tessera’s counterclaims for royalties before December 1, 2008, as res judicata. Tessera filed its opposition on June 11, 2010. A hearing on Amkor’s motion occurred on August 25, 2010. The tribunal ruled on Amkor’s motion on November 15, 2010, granting Amkor’s motion as to Tessera’s counterclaims for royalties on some products and timeframes at issue, and denying the motion as to other products and timeframes.

On October 20, 2010, Amkor paid the Company approximately $2.3 million to address a portion of the past royalties being requested by Tessera.

On December 9 and December 10, 2010, the Tribunal held a two-day trial on certain issues in the arbitration, including (1) royalties payable on a going-forward basis for the patents addressed in the previous arbitration, including but not limited to royalties applicable to packages assembled for Qualcomm, Inc.; (2) Tessera’s counterclaim for breach of the audit provision of the license agreement; (3) Tessera’s claim for breach of the covenant of good faith and fair dealing, to the extent that it is based on issues (1) and (2) above; and (4) the status of Tessera’s latest request to terminate the license agreement, to the extent that it is based on issues (1), (2), and (3) above. Post-trial briefing has been submitted, but the Tribunal has not yet issued its decision on the foregoing issues. A two-week hearing on the remaining issues is currently scheduled to begin on August 15, 2011.

On February 17, 2011, the Company sent Amkor an official notice of termination of Amkor’s license agreement with the Company. Amkor has disputed Tessera’s right to terminate the license agreement.

On March 11, 2011, the Company filed a motion seeking, among other things, to strike Amkor’s defense of invalidity for the time period before Amkor challenged the validity of the asserted patents. The briefing for this motion remains in progress.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Micro-electronics and Imaging and Optics. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

The Micro-electronics segment is primarily composed of the Company’s licensing business in its core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and the Company’s development and licensing efforts in emerging areas of packaging, interconnect, circuitry design, 3D architecture, and thermal management technology.

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

The Company does not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenues and accordingly there are none to report. The Company does not allocate other income and expense to reportable segments. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth the Company’s segment revenues, operating expenses and operating income (loss) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues:
Micro-electronics:
Royalty and license fees	$53,615	$55,756
Product and service revenues	—	—

Total Micro-electronics revenues	53,615	55,756
Imaging and Optics:
Royalty and license fees	8,643	3,097
Product and service revenues	5,515	5,409

Total Imaging and Optics revenues	14,158	8,506

Total revenues	67,773	64,262

Operating expenses:
Micro-electronics Segment	18,043	15,937
Imaging and Optics Segment	22,698	19,908
Corporate Overhead	10,903	11,016

Total operating expenses	51,644	46,861
Operating income (loss):
Micro-electronics Segment	35,572	39,819
Imaging and Optics Segment	(8,540)	(11,402)
Corporate Overhead	(10,903)	(11,016)

Total operating income	$16,129	$17,401

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2011		2010
U.S.	$19,549	29%	$20,915	33%
Asia Pacific	43,352	64%	38,016	59%
Europe and other	4,872	7%	5,331	8%

	$67,773	100%	$64,262	100%

For the three months ended March 31, 2011 and 2010, two and three customers each accounted for 10% or more of total revenues.

For the three months ended March 31, 2011 and the year ended December 31, 2010, property and equipment, net by geographical area are presented below (in thousands):

	March 31, 2011	December 31, 2010
U.S.	$38,258	$40,594
Japan	258	376
Romania	534	552
Ireland	291	333
Israel and other	244	266

Total	$39,585	$42,121

NOTE 15 – RELATED PARTY TRANSACTION

In 2007, the Company licensed its OptiML wafer-level camera technology and SHELLCASE wafer-level packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of March 31, 2011 and December 31, 2010, the Company had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were less than one percent of total revenues and were not significant for the three months ended March 31, 2011 and 2010. The accounts receivable balance from NemoTek was not significant at March 31, 2011 and December 31, 2010.

Since 2008, the Company has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of the Company’s Board of Directors and has a 33.3% ownership interest in 3LP. For the three months ended March 31, 2011 and 2010, the Company recognized operating expense of $0.6 million and $0.7 million, respectively, related to these engagements. At March 31, 2011 and December 31, 2010, accounts payable balance due to 3LP was $0.2 million and $0.4 million, respectively.

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used within Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A— Risk Factors in this Quarterly Report on Form 10-Q:

Abbreviation or Acronym	Definition
3D	3 dimensional
ASIC	Application-specific integrated circuits
ASSP	Application-specific standard product semiconductors
CSP	Chip-scale packaging
DDR2	Double-data-rate two
DDR3	Double-data-rate three
DDR4	Double-data-rate four
DRAM	Dynamic random access memory
DSP	Digital signal processors
EDoF	Extended depth of field
GDDRx	Graphic DRAM
IC	Integrated circuits
MCP	Multi-chip packaging
MEMS	Micro Electro Mechanical Systems
NAND	Not And Flash memory
NOR	Not Or Flash memory
POP	Package on package
RTL	Register transfer level
SRAM	Static random access memory
TCC	Tessera Compliant Chip

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2010 found in our Annual Report on Form 10-K, filed on February 24, 2011.

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

Business Overview

Tessera is a technology innovator that develops, invests in, licenses and delivers innovative miniaturization technologies and products for next-generation electronic devices. Our Micro-electronics solutions enable smaller, higher-functionality devices through chip-scale and wafer-level packaging, silicon-level interconnect and 3D packaging, as well as silent air cooling technology. Our imaging and optics solutions provide cost-effective, high-quality camera functionality in consumer electronic products through technologies that include Extended Depth of Field (“EDoF”), zoom and MEMS-based auto-focus. We also offer custom micro-optics for semiconductor lithography, communications, medical, industrial and other applications. We license our patents and technologies worldwide, as well as deliver products based on these technologies.

Our patent portfolio includes more than 2,300 domestic and internationally issued patents and patent applications, covering a range of advanced semiconductor packaging, substrate, interconnect, circuitry design, memory modules, 3D architecture, imaging and optics, and thermal management technologies.

We have two reportable segments: Micro-electronics and Imaging and Optics. The Micro-electronics segment is primarily composed of our licensing business in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and our development and licensing efforts in emerging areas of packaging, interconnect, circuitry design, 3D architecture, and thermal management technology.

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

We derive the majority of our revenues from license fees and royalties received under patent license agreements associated with our Micro-electronics technology, with a growing contribution from our Imaging and Optics technologies. Our Micro-electronics packaging technologies have been widely adopted and aspects of our technologies have been licensed to more than 70 companies, including Motorola, Inc., Intel Corporation, Hynix Semiconductor, Inc., Samsung Electronics Co., Ltd., Sharp Corporation, Powertech Technology, Inc., Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products incorporating our packaging technology.

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

•	High performance dynamic random access memory (“DRAM”) chips, such as:

•	Double-Data-Rate two (“DDR2”); and

•	Double-Data-Rate three (“DDR3”)

•	Other memory chips, such as:

•	Not Or (“NOR”) and Not And (“NAND”) Flash memory;

•	Static random access memory (“SRAM”):

•	Mobile DRAM;

•	Graphic DRAM (“GDDRx”); and

•	Memory MCP (e.g., Flash + RAM)

•	Application-specific integrated circuits (“ASICs”) and application-specific standard product semiconductors (“ASSPs”), such as:

•	Baseband and other high frequency communication processors;

•	Mobile Application and Multi Media Processors;

•	Radio Frequency transceivers and other Radio Frequency Systems;

•	Audio, Video, Image and Graphics processors;

•	Power management; and

•	Connectivity (Bluetooth, Wi-Fi, Global Positioning System among others)

•	General purpose ICs, such as:

•	Microcontrollers;

•	Digital Signal Processors (“DSPs”); and

•	Analog

We are also applying our industry-leading miniaturization expertise to thermal management solutions. We are developing a unique silent air cooling technology that we believe will enable the cooling of thinner consumer electronics devices without much of the high noise currently associated with many traditional fan solutions.

Imaging & Optics Technologies

Advancements in Imaging and Optics technologies are enabling higher quality images in considerably smaller digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers. Our portfolio of imaging and optics technologies include the following:

•	Image Enhancement technologies, which improve the quality of captured digital still camera and cell phone images:

•	OptiML Focus enables a high-quality image to be simultaneously brought into focus;

•	OptiML UFL improves low-light performance;

•	OptiML Zoom offers 3X zoom capabilities;

•	OptiML Red-Eye automatically detects and removes red- and golden-eye defects;

•	OptiML Face Tools provide face-oriented imaging technology such as face tracking/detection, smile/blink detection, face recognition and face beautification; and

•	OptiML Video Tools provide video image stabilization and video face beautification capabilities for mobile devices such as camera phones, pocket camcorders and digital still cameras;

•	MEMS-based single-chip solutions enable auto-focus functionality and image quality comparable with digital still cameras.

•	Micro-optics, which are small form factor optics developed and delivered on a variety of substrates, on one or both surfaces of a wafer and in multi-wafer forms.

•	Wafer-level Packaging technologies used in image sensor packaging.

•	Wafer-level Optics technology, which enables the manufacturing and assembly of lens modules. We have ceased further development of our Wafer-level Optics technology but will continue to support our two current Wafer-level Optics licensees.

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

Results of Operations

Acquisitions

We have grown our business partly through acquisitions. On May 5, 2010, we completed the acquisition of Siimpel Corporation (“Siimpel”), a developer and manufacturer of MEMS-based camera solutions for mobile imaging applications for $15.0 million. Siimpel’s MEMS Auto-focus and MEMS Auto-focus + Shutter solutions complement our EDoF technology and enables us to offer a wider range of high-value IP-based imaging and optics solutions. The impact of the acquisition on our financial results has been included in the following discussion.

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

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Royalty and license fees	92%	92%
Product and service revenues	8	8

Total revenues	100	100

Operating expenses:
Cost of revenues	8	8
Research, development and other related costs	27	25
Selling, general and administrative	29	30
Litigation expense	9	10
Restructuring charges	3	—

Total operating expenses	76	73

Operating income	24	27
Other income and expense, net	1	1

Income before taxes	25	28
Provision for income taxes	8	13

Net income	17%	15%

The following table sets forth our revenues by type (in thousands, except for percentages):

	Three Months Ended
	March 31, 2011		March 31, 2010		Increase (Decrease)	% Change
Royalty and license fees	$62,258	92%	$58,853	92%	$3,405	6%
Product and service revenues	5,515	8	5,409	8	106	2

Total revenues	$67,773	100%	$64,262	100%	$3,511	5%

In January 2011, we announced that five licensees or former licensees were in breach of contract or did not renew their license agreements. The impact was a decrease in revenue of approximately $8.2 million for the three months ended March 31, 2011 as compared to the same period in 2010. Revenues for the three months ended March 31, 2011 were $67.8 million as compared to $64.3 million for the three months ended March 31, 2010, an increase of $3.5 million, or 5%. The overall increase in revenues in the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to new licenses and strong royalties reported from TCC licensees in good standing of $9.1 million, higher royalties and license fees from EDoF and embedded image enhancement technologies of $5.6 million, offset by the impact of the aforementioned licensees and former licensees of $8.2 million and a non-recurring $3.0 million payment for past royalties under a $15.0 million litigation settlement with United Test Assembly Center Ltd. (“UTAC”) recorded in the three month period ended March 31, 2010.

Cost of Revenues

Cost of revenues primarily consists of direct compensation, materials, amortization of intangible assets related to acquired technologies, supplies and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies, the product and service revenues component of total revenues, the mix of product sales to semiconductor, optics and communications industries and the timing of property and equipment being placed in service.

Cost of revenues for the three months ended March 31, 2011 was $5.5 million, as compared to $5.2 million for the three months ended March 31, 2010, an increase of $0.3 million, or 6%. The increase was primarily attributable to an increase in production expenses related to increased Micro-optics sales.

Research, Development and Other Related Costs

Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, circuitry design, 3D architecture, 3D and wafer-level packaging technology, high-density substrate, thermal management technology, image sensor packaging, image enhancement technology, including MEMS-based products, and micro-optic lens solutions such as diffractive and refractive optical elements to integrated micro-optical subassemblies. All research, development and other related costs are expensed as incurred.

Research, development and other related costs for the three months ended March 31, 2011 were $18.6 million, as compared to $15.8 million for the three months ended March 31, 2010, an increase of $2.8 million, or 18%. The increase was primarily due to $2.1 million of expenses incurred by Siimpel, acquired in May 2010, an increase in legal expenses of $0.8 million and personnel related expenses of $0.7 million, offset by decreases in depreciation expense of $0.4 million, material costs of $0.3 million and stock-based compensation expense of $0.2 million. Research and Development headcount increased from 279 at March 31, 2010 to 307 at March 31, 2011.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2011 were $19.5 million, as compared to $19.3 million for the three months ended March 31, 2010 an increase of $0.2 million, or 1%. The increase was primarily attributable to the inclusion of $0.3 million of expenses in 2011 incurred by Siimpel, acquired in May 2010, and an increase in material costs of $0.7 million, amortization of intangible assets of $0.5 million and facility related expenses of $0.4 million, offset by decreases in consulting services of $1.2 million and stock-based compensation expense of $0.5 million.

Litigation Expense. Litigation expense for the three months ended March 31, 2011 was $6.0 million, as compared to $6.6 million for the three months ended March 31, 2010, a decrease of $0.6 million, or 9%. The decrease was primarily attributable to a decrease in case activities in our legal proceedings related to the UTAC litigation as a settlement was reached with UTAC in March 2010, offset by increased activities related to legal proceedings at the International Trade Commission and our arbitration with Amkor. Refer to Note 13— “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements under the subheading “Contingencies” for additional details.

We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described under the subheading “Contingencies” in Note 13—“Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Restructuring Charges. In January 2011, the Company announced a reorganization of its Imaging and Optics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus and a reduction of Imaging and Optics employees by up to 15% of our worldwide employee base along with certain headquarters support functions. Restructuring charges primarily consisted of severance and costs related to the continuation of certain employee benefits and were $2.1 million for the three months ended March 31, 2011. No restructuring charges were incurred for the three months ended March 31, 2010.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Cost of revenues	$143	$175
Research, development and other related costs	2,446	2,677
Selling, general and administrative	3,475	4,014

Total stock-based compensation expense	$6,064	$6,866

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2011 and 2010 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Employee stock options	$3,347	$3,751
Restricted stock awards and units	2,174	2,609
Employee stock purchase plan	543	506

Total stock-based compensation expense	$6,064	$6,866

Stock-based compensation awards included employee stock options, restricted stock awards and units and employee stock purchases under our 2003 Employee Stock Purchase Plan. Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $6.1 million and $6.9 million, respectively. The overall decrease was primarily related to a decrease in stock-based compensation expense resulting from modification of stock awards to certain employees terminated from the Company. Future stock-based compensation expense will increase as we grant additional stock awards and will vary due to volatility in our stock price and timing of modifications to stock awards, if any.

Other Income and Expense, Net

Other income and expense, net for the three months ended March 31, 2011 was $0.6 million, as compared to $0.5 million, for the three months ended March 31, 2010. The increase was primarily due to an increase in interest income on the higher average balance of cash equivalents and investments as compared to the same period in 2010.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2011 was $5.5 million and was comprised of domestic income tax and foreign income and withholding tax. The provision for income taxes for the three months ended March 31, 2010 was $8.1 million and was comprised of domestic income tax and foreign income and withholding tax. The decrease in the provision for income taxes from the three months ended March 31, 2010 was primarily attributable to state tax law changes which reduced state tax payable, an increased benefit from domestic research credits, and a reduction in losses in jurisdictions for which no benefit can be realized.

Segment Operating Results

We have two reportable segments: Micro-electronics and Imaging and Optics. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

The Micro-electronics segment is primarily composed of the licensing business in our core markets, including DRAM, Flash, SRAM, DSP, ASIC, ASSP, micro-controllers, general purpose logic and analog devices, and our development and licensing efforts in emerging areas of packaging, substrate, interconnect, circuitry design, memory modules, 3D architecture and thermal management technologies.

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

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 14— “Segment and Geographic Information” of the Notes to Condensed Consolidated Financial Statements are presented in accordance with the authoritative guidance on segment reporting.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues:
Micro-electronics:
Royalty and license fees	$53,615	$55,756
Product and service revenues	—	—

Total Micro-electronics revenues	53,615	55,756
Imaging and Optics:
Royalty and license fees	8,643	3,097
Product and service revenues	5,515	5,409

Total Imaging and Optics revenues	14,158	8,506

Total revenues	67,773	64,262

Operating expenses:
Micro-electronics Segment	18,043	15,937
Imaging and Optics Segment	22,698	19,908
Corporate Overhead	10,903	11,016

Total operating expenses	51,644	46,861
Operating income (loss):
Micro-electronics Segment	35,572	39,819
Imaging and Optics Segment	(8,540)	(11,402)
Corporate Overhead	(10,903)	(11,016)

Total operating income	$16,129	$17,401

Revenues and operating income amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended March 31, 2011, corporate overhead expenses were $10.9 million compared to $11.0 million for the three months ended March 31, 2010. The decrease of $0.1 million was mainly attributable to a decrease in legal and consulting expenses of $0.6 million and stock-based compensation expense of $0.5 million, offset by increases in facilities, supplies and depreciation expenses of $0.5 million and personnel related expenses of $0.4 million.

Micro-electronics Segment

	Three Months Ended
	March 31, 2011	March 31, 2010	Increase (Decrease)	% Change
Revenues:
Micro-electronics:
Royalty and license fees	$53,615	$55,756	$(2,141)	(4)%
Product and service revenues		—	—	—

Total Micro-electronics revenues	53,615	55,756	(2,141)	(4)
Operating expenses:
Cost of revenues	207	—	207	100
Research, development and other related costs	7,850	6,575	1,275	19
Selling, general and administrative	3,883	2,765	1,118	40
Litigation expense	5,928	6,597	(669)	(10)
Restructuring charges	175	—	175	100

Total operating expenses	18,043	15,937	2,106	13

Total operating income	$35,572	$39,819	$(4,247)	(11)%

In January 2011, we announced that five licensees or former licensees were in breach of contract or did not renew their license agreements. The impact was a decrease in revenue of approximately $8.2 million for the three months ended March 31, 2011 as compared to the same period in 2010. Micro-electronics revenues for the three months ended March 31, 2011 were $53.6 million as compared to $55.8 million for the three months ended March 31, 2010, which represented a decrease of $2.1 million, or 4%. The decrease was primarily due to the impact of the aforementioned licensees or former licensees of $8.2 million, a non-recurring $3.0 million payment for past royalties under a $15.0 million litigation settlement with UTAC recorded in 2010, offset by an increase of $9.1 million in Micro-electronics royalties and a license fee from licensees in good standing.

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

Operating expenses for the three months ended March 31, 2011 were $18.0 million and consisted primarily of research, development and other related costs of $7.9 million, SG&A expenses of $3.9 million, litigation expense of $5.9 million and restructuring charges of $0.2 million. The increase of $2.1 million, or 4%, in total operating expense as compared to $15.9 million for the three months ended March 31, 2010, was primarily attributable to increases in personnel related expenses of $1.2 million, amortization of intangible assets of $0.7 million and material and supplies costs of $0.5 million, offset by a decrease in litigation expense of $0.7 million.

We expect that litigation expense will continue to be a material portion of the Micro-electronics segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described under the subheading “Contingencies” in Note 13— “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three months ended March 31, 2011 and 2010 was $35.6 million and $39.8 million, respectively, which represented a decrease of $4.2 million, or 11%, for the reasons stated above.

Imaging and Optics Segment

	Three Months Ended
	March 31, 2011	March 31, 2010	Increase (Decrease)	% Change
Revenues:
Imaging and Optics:
Royalty and license fees	$8,643	$3,097	$5,546	179%
Product and service revenues	5,515	5,409	106	2

Total Imaging and Optics revenues	14,158	8,506	5,652	66
Operating expenses:
Cost of revenues	5,305	5,193	112	2
Research, development and other related costs	10,763	9,238	1,525	17
Selling, general and administrative	4,746	5,477	(731)	(13)
Restructuring charges	1,884	—	1,884	100

Total operating expenses	22,698	19,908	2,790	14

Total operating loss	$(8,540)	$(11,402)	$2,862	(25)%

Imaging and Optics revenues for the three months ended March 31, 2011 were $14.2 million as compared to $8.5 million for the three months ended March 31, 2010, an increase of $5.7 million, or 66%. The increase in Imaging and Optics revenues in the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to new licenses and strong royalties reported from licensees of our EDoF and embedded image enhancement technologies, and increased sales in our micro-optics products.

In January 2011, we announced a reorganization of our Imaging and Optics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus. We also announced a reduction of Imaging and Optics employees by up to 15% of our worldwide employee base along with certain headquarters support functions. Restructuring charges primarily consisted of severance and costs related to the continuation of certain employee benefits.

Operating expenses for the three months ended March 31, 2011 were $22.7 million and consisted of cost of revenues of $5.3 million, research, development and other related costs of $10.8 million, SG&A expenses of $4.7 million and restructuring charges of $1.9 million. The increase of $2.8 million, or 14%, in total operating expenses as compared to $19.9 million for the three months ended March 31, 2010 was primarily due to $2.4 million of expenses incurred by Siimpel, acquired in May 2010, and restructuring charges of $1.9 million, offset by decreases in stock-based compensation expense of $0.5 million, depreciation, materials and facility related expenses of $0.5 million and legal and consulting expenses of $0.3 million.

Operating loss for the three months ended March 31, 2011 and 2010 was $8.5 million and $11.4 million, respectively, which represented a reduced loss of $2.9 million, or 25%, for the reasons stated above.

We have incurred significant operating losses from the Imaging and Optics segment. If the anticipated future results of the Imaging and Optics segment do not materialize as expected, then the related goodwill and intangible assets could be subject to an impairment charge in the future.

Liquidity and Capital Resources

(in thousands, except for percentages)	As of March 31, 2011	As of December 31, 2010
Cash and cash equivalents	$108,592	$69,268
Short-term investments	390,903	405,737

Total cash, cash equivalents and short-term investments	$499,495	$475,005

Percentage of total assets	69%	67%

	Three Months Ended
	March 31, 2011	March 31, 2010
Net cash provided by operating activities	$22,019	$29,181
Net cash provided by (used in) investing activities	$13,331	$(33,559)
Net cash provided by financing activities	$3,974	$2,620

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $499.5 million at March 31, 2011, an increase of $24.5 million from $475.0 million at December 31, 2010. Cash and cash equivalents were $108.6 million at March 31, 2011, an increase of $39.3 million from $69.3 million at December 31, 2010. The increase in cash and cash equivalents was primarily the result of $22.0 million in cash provided by operating activities and $13.3 million in cash provided by financing activities, and $4.0 million net cash provided by investing activities.

Cash flows provided by operations were $22.0 million for the three months ended March 31, 2011, primarily due to net income of $11.2 million, adjusted for non-cash items of depreciation and amortization of $6.6 million, stock-based compensation expense of $6.1 million, offset by a net decrease in the changes in operating assets and liabilities of $1.9 million.

Cash flows provided by operations were $29.2 million for the three months ended March 31, 2010, primarily due to net income of $9.8 million, adjusted for non-cash items of depreciation and amortization of $6.1 million and stock-based compensation expense of $6.9 million, and a net increase in the changes in operating assets and liabilities of $6.7 million.

Net cash provided by investing activities was $13.3 million for the three months ended March 31, 2011, primarily related to proceeds from maturities and sales of investments of $90.0 million, offset by purchases of short-term investments of $75.0 million, purchases of property and equipment of $0.7 million and purchases of intangible assets of $1.0 million.

Net cash used in investing activities was $33.6 million in the three months ended March 31, 2010, primarily related to purchases of short-term investments of $155.3 million, purchases of property and equipment of $2.1 million, purchases of intangible assets of $1.6 million, offset by proceeds from maturities and sales of investments of $125.4 million.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills and money market funds. We invest excess cash predominantly in marketable debt securities that are of high-quality investment grade and the majority of which have maturities of less than two years. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets.

We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income.

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of March 31, 2011, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of March 31, 2011, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash from financing activities was $4.0 million for the three months ended March 31, 2011, due to $4.0 million from the issuance of common stock under our employee stock option programs and employee stock purchase plans.

Net cash from financing activities was $2.6 million for the three months ended March 31, 2010, due to $2.3 million from the issuance of common stock under our employee stock option program and employee stock purchase plans and $0.3 million of excess tax benefits from stock compensation for the period.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$9,554	$2,997	$4,449	$2,108	$—
Purchase obligations	3,163	796	1,353	1,014	—

Total	$12,717	$3,793	$5,802	$3,122	$—

The amounts reflected in the table above for obligations represent aggregate future minimum lease payments under non-cancellable facility and equipment operating leases. In addition, we have agreements containing non-cancelable, nonrefundable payments terms with third parties to purchase services. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term.

We have recognized approximately $4.3 million in the liability for unrecognized tax benefits, including accrued interest and penalties. It is reasonably possible that unrecognized tax benefits will decrease by $0.6 million to $0.7 million during 2011 due to a lapse in a foreign statute of limitations relating to various tax incentives. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 13— “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In 2007, we licensed our OptiML wafer-level camera technology and SHELLCASE wafer-level packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of March 31, 2011 and December 31, 2010, we had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were less than one percent of total revenues and were not significant for the three months ended March 31, 2011 and 2010. The accounts receivable balance from NemoTek was not significant at March 31, 2011 and December 31, 2010.

Since 2008, we have engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of our Board of Directors and has a 33.3% ownership interest in 3LP. For the three months ended March 31, 2011 and 2010, we recognized operating expense of $0.6 million and $0.7 million, respectively, related to these engagements. At March 31, 2011 and December 31, 2010, accounts payable balance due to 3LP was $0.2 million and $0.4 million, respectively.

We provide indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of our technologies. In accordance with authoritative guidance for accounting for guarantees, as interpreted by the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, we evaluate estimated losses for such indemnification. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against us and, as a result, no liability has been recorded in the Company’s financial statements.

Critical Accounting Estimates

During the three months ended March 31, 2011 there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting policies, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K, filed on February 24, 2011.

Recent Accounting Pronouncements

See Note 3— “Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see Item 7A— Quantitative and Qualitative Disclosures About Market Risk in our 2010 Annual Report on Form 10-K, filed on February 24, 2011.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the subheading “Contingencies” in Note 13 — “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

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

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. As more fully described under the subheading “Contingencies” in Note 13— “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, we are currently involved in litigation involving some of these key patents in the U.S. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of key patents that we license to generate a substantial portion of our revenues. In addition, reexamination requests have been filed against us in the U.S. Patent and Trademark Office (“PTO”) with respect to certain key patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to key patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. As further described under the subheading “Contingencies” in Note 13— “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, the PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in certain of our key patents. We are currently asserting these key patents and patent claims in certain of our ongoing litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the key patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

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

In the past, we have found it necessary to litigate to enforce our patents and other intellectual property rights, to enforce the terms of our existing license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Our current legal actions, as described under the subheading “Contingencies” in Note 13— “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, are examples of significant disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by current licensees under the terms of their license agreements. These existing and any future legal actions may harm either of our business segments, and may hinder our ability to independently optimize each of them. For example, they could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our other Micro-electronics or Imaging and Optics technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they subsequently fail to enter into a license agreement with us or pay for licensed technology, then it may become necessary for us to commence legal proceedings against them. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our Micro-electronics or Imaging and Optics technologies. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially higher than expected, which could adversely affect our operating results. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations or cash flows. Even if we prevail in our legal actions, significant contingencies will exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties could also decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

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

We earn a significant amount of our revenues from a limited number of customers. For the three months ended March 31, 2011, there were two customers that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

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

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including MEMS-based auto-focus technologies, EDoF, OptiML Zoom and other image quality enhancement technologies, and thermal management technology (also referred to as silent air cooling). Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including innovativeness and demand for the technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.

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

For our imaging and optics technologies, our OptiML Focus technology enables camera modules to automatically focus without any moving parts by employing extended depth of field technology. Our MEMS-based auto-focus technology enables high-precision control of a moving lens for auto-focus functionality with a small form factor. These technologies compete with auto-focus technologies including traditional lens-motion-type auto-focus, emerging lens-modification-type auto-focus, solutions using voice coil motor technology, and also other computational-type auto-focus solutions and other solutions and technologies provided by companies such as DxO Labs. Our Micro-optics products such as the diffractive optical elements used in off-axis illumination for lithography, face competition from products offered by other Micro-optics manufacturers such as JenOptik A.G. as well as emerging technologies such as ASML’s FlexRay technology. Our wafer-level camera solution competes with both the traditional lens vendors who enjoy an established supply chain, as well as other wafer-level optics technologies offered by companies such as Heptagon Oy and Anteryon B.V. For the embedded image enhancement technologies such as Face Detection and our other Face Tools products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. We also expect to see other competing technologies emerge.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We devote significant engineering resources to develop new packaging and imaging technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies in a timely manner and the market must adopt them. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our patents will expire in the future. Our current U.S. issued patents expire at various times from 2011 through 2030. We need to develop or acquire successful innovations and obtain patents on those innovations before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

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

At March 31, 2011, we held approximately $108.6 million in cash and cash equivalents and $390.9 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U.S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Additionally, recent changes in monetary policy by the Federal Open Market Committee may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our business and operating results may be harmed if we are unable to manage growth in our business or if we undertake any restructuring activities or if we dispose of a business division or dispose of or discontinue any product lines.

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

From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. In April 2011, we announced that we are exploring a possible separation of our Imaging and Optics business. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations or cash flows. These include potential disruption of our operations, the timing of development of our technology, the deliveries of products or services to our customers and other aspects of our business. In addition, such actions may increase the risk of demands for restitution or threats of lawsuits by our customers. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that the restructuring, disposal or discontinuance will reduce our operating expenses. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our locations may be subject to earthquakes, hurricanes and other natural disasters. Should a hurricane, earthquake or other catastrophe, such a fire, flood, tsunami, power loss, communication failure or similar event disable our facilities, we do not have readily available alternative facilities from which we could conduct our business.

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

We have made several acquisitions, and it is our current plan to continue to acquire companies and technologies that we believe are strategic to our future business. Investigating businesses or technologies and integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Our plans to integrate and expand upon research and development programs and technologies initiated at each of our operating locations, including image sensor packaging, wafer-level optics and camera technology from our operation in Charlotte, North Carolina, image enhancement technology for digital auto-focus and zoom from our operation in Tel Aviv, Israel, MEMS-based Auto-focus and Auto-focus + Shutter solutions from our operation in Arcadia, California, and in-camera image capture for digital photos from our operations in Galway, Ireland, and micro-electronics packaging and system integration from our operation in San Jose, California, may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on April 13, 2011

10.1+	Form of Amended and Restated Change in Control Severance Agreement with the Registrant’s executive officers

10.2+	Employment Letter, dated March 22, 2011, by and between the Registrant and Farzan Bob Roohparvar

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxomony Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2011

Tessera Technologies, Inc.

By:	/s/ Michael Anthofer
Michael Anthofer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on April 13, 2011

10.1+	Form of Amended and Restated Change in Control Severance Agreement with the Registrant’s executive officers

10.2+	Employment Letter, dated March 22, 2011, by and between the Registrant and Farzan Bob Roohparvar

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxomony Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.