Form 10-Q
period 2011-06-30
TESSERA TECHNOLOGIES INC
filed 2011-08-05
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 22, 2011, 51,246,504 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$77,086	$69,268
Short-term investments	449,986	405,737
Accounts receivable, net of allowance for doubtful accounts of $43 at each period end	7,106	11,797
Inventories	1,777	1,852
Short-term deferred tax assets	7,124	7,126
Other current assets	6,538	9,900

Total current assets	549,617	505,680

Property and equipment, net	37,406	42,121
Intangible assets, net	84,178	89,956
Goodwill	49,653	49,653
Long-term deferred tax assets	21,877	21,877
Other assets	2,568	2,567

Total assets	$745,299	$711,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,725	$4,765
Accrued legal fees	6,354	5,088
Accrued liabilities	15,781	21,161
Deferred revenue	2,512	5,754
Income tax payable	1,042	—

Total current liabilities	28,414	36,768
Long-term deferred tax liabilities	4,627	4,627
Other long-term liabilities	4,745	5,876

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 51,853 and 51,238 shares issued, respectively, and 51,208 and 50,593 shares outstanding, respectively	52	51
Additional paid-in capital	456,906	437,027
Treasury stock at cost: 645 shares of common stock at each period end	(10,505)	(10,505)
Accumulated other comprehensive income	551	299
Retained earnings	260,509	237,711

Total stockholders’ equity	707,513	664,583

Total liabilities and stockholders’ equity	$745,299	$711,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Royalty and license fees	$65,402	$68,356	$127,660	$127,209
Product and service revenues	5,328	6,221	10,843	11,630

Total revenues	70,730	74,577	138,503	138,839

Operating expenses:
Cost of revenues	5,361	5,788	10,873	10,981
Research, development and other related costs	18,785	18,340	37,398	34,153
Selling, general and administrative	22,775	20,152	42,239	39,410
Litigation expense	7,208	4,343	13,204	10,940
Restructuring charges	—	—	2,059	—

Total operating expenses	54,129	48,623	105,773	95,484

Operating income	16,601	25,954	32,730	43,355
Other income and expense, net	726	442	1,334	963

Income before taxes	17,327	26,396	34,064	44,318
Provision for income taxes	5,741	11,413	11,266	19,508

Net income	$11,586	$14,983	$22,798	$24,810

Basic and diluted net income per share:

Net income per share-basic	$0.23	$0.30	$0.45	$0.50

Net income per share-diluted	$0.23	$0.30	$0.44	$0.49

Weighted average number of shares used in per share calculations-basic	51,106	50,028	50,965	49,922

Weighted average number of shares used in per share calculations-diluted	51,442	50,260	51,386	50,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$22,798	$24,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,992	5,729
Amortization of intangible assets	8,237	7,069
(Gain) loss on disposal of property and equipment, net	(4)	60
Stock-based compensation expense	14,891	14,277
Deferred income tax, net	2	(104)
Tax benefits from employee stock option plan	—	2,066
Excess tax benefit from stock-based compensation	—	(758)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	4,691	(1,044)
Inventories	75	(298)
Other assets	3,361	877
Accounts payable	(2,040)	(366)
Accrued legal fees	1,266	2,105
Accrued liabilities	(5,531)	(546)
Deferred revenue	(3,242)	(208)
Income tax payable	1,042	(319)

Net cash provided by operating activities	50,538	53,350

Cash flows from investing activities:
Purchases of property and equipment	(2,419)	(7,193)
Proceeds from sale of property and equipment	2,166	6
Purchases of short-term available-for-sale investments	(195,184)	(235,136)
Proceeds from maturities and sales of short-term and long-term investments	151,187	211,290
Acquisitions, net of cash acquired	—	(14,971)
Purchases of intangible assets	(3,459)	(1,660)

Net cash used in investing activities	(47,709)	(47,664)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	—	758
Proceeds from exercise of stock options	2,546	563
Proceeds from employee stock purchase program	2,443	1,998

Net cash provided by financing activities	4,989	3,319

Net increase in cash and cash equivalents	7,818	9,005
Cash and cash equivalents at beginning of period	69,268	107,873

Cash and cash equivalents at end of period	$77,086	$116,878

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

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2011 and 2010, and for the three and six months then ended, have been prepared by the Company in accordance with U.S. GAAP for interim financial information. The amounts as of December 31, 2010 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K, filed on February 24, 2011.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2011 or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2011, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Issued

In June 2011, the FASB and International Accounting Standards Board issued an update to the authoritative guidance for fair value measurement. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This

update changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, this update clarifies the FASB’s intent about the application of existing fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and shall be applied prospectively. The Company is currently evaluating the effect the adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued an update to the authoritative guidance for comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective in fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the effect the adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Trade and other receivables	$7,149	$11,840
Allowance for doubtful accounts	(43)	(43)

	$7,106	$11,797

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$469	$625
Work in process	1,005	853
Finished goods	303	374

	$1,777	$1,852

Property and equipment, net consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Furniture and equipment	$45,743	$43,086
Land and buildings	21,315	21,282
Leasehold improvements	5,768	5,725
Assets held for sale	705	4,033

	73,531	74,126
Less: Accumulated depreciation and amortization	(36,125)	(32,005)

	$37,406	$42,121

Accrued liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Employee compensation and benefits	$11,025	$15,148
Other	4,756	6,013

	$15,781	$21,161

Accumulated other comprehensive income consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Unrealized gain on available-for-sale securities, net of tax	$551	$299

	$551	$299

NOTE 5 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Municipal bonds and notes	$181,684	$285	$(18)	$181,951
Corporate notes and bonds	152,564	205	(120)	152,649
Treasury and agency notes and bills	106,692	216	(19)	106,889
Money market funds	23,099	—	—	23,099
Commercial Paper	16,493	2	—	16,495

Total available-for-sale securities	480,532	708	(157)	481,083

				Estimated Fair Values
Reported in:
Cash and cash equivalents				$31,097
Short-term investments				449,986

Total marketable securities				$481,083

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Municipal bonds and notes	$151,653	$51	$(156)	$151,548
Treasury and agency notes and bills	121,519	233	(6)	121,746
Corporate bonds and notes	114,191	233	(55)	114,369
Commercial paper	57,469	5	(6)	57,468
Money market funds	7,789	—	—	7,789
Bank deposits	74	—	—	74

Total available-for-sale securities	$452,695	$522	$(223)	$452,994

				Estimated Fair Values
Reported in:
Cash and cash equivalents				$47,257
Short-term investments				405,737

Total marketable securities				$452,994

At June 30, 2011 and December 31, 2010, the Company had $527.1 million and $475.0 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $46.0 million and $22.0 million at June 30, 2011 and December 31, 2010, respectively, was cash held in operating accounts not included in the tables above.

The gross realized gains and losses on sales of marketable securities were not significant during the three and six months ended June 30, 2011. The gross realized losses on sales of marketable securities were $0.1 million and $0.5 million for the three and six months ended June 30, 2010, almost all of which were previously recorded as impairment. The gross realized gains on sales of marketable securities were not significant during the three months and six months ended June 30, 2010.

Net unrealized gains of $0.6 million, net of tax, as of June 30, 2011, were related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of June 30, 2011 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and six months ended June 30, 2011 and 2010, respectively, the Company did not record any impairment charges.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at June 30, 2011 and December 31, 2010, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

June 30, 2011	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$55,794	$(120)	$—	$—	$55,794	$(120)
Municipal bonds and notes	21,078	(18)	—	—	21,078	(18)
Treasury and agency notes and bills	17,507	(19)	—	—	17,507	(19)

Total	$94,379	$(157)	$—	$—	$94,379	$(157)

December 31, 2010	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds and notes	$96,230	$(156)	$—	$—	$96,230	$(156)
Corporate bonds and notes	35,804	(54)	749	(1)	36,553	(55)
Commercial paper	34,481	(6)	—	—	34,481	(6)
Treasury and agency notes and bills	2,994	(6)	—	—	2,994	(6)

Total	$169,509	$(222)	$749	$(1)	$170,258	$(223)

The estimated fair value of marketable securities by contractual maturity at June 30, 2011 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$316,362
Due in one to two years	164,721

Total	$481,083

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of June 30, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$23,099	$23,099	$—	$—
Commercial paper (2)	16,495	7,998	8,497	—
Municipal bonds and notes (3)	181,951	9,877	172,074	—
Corporate bonds and notes (3)	152,649	16,058	136,591	—
Treasury and agency notes and bills (3)	106,889	—	106,889	—

Total marketable securities	481,083	57,032	424,051	—
Assets held for sale (4)	705	—	—	705

Total Assets	$481,788	$57,032	$424,051	$705

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at June 30, 2011:

(1)	Money market funds were reported as cash and cash equivalents.
(2)	Commercial paper was reported as either cash and cash equivalents or short-term investments.
(3)	Municipal bonds and notes, corporate bond and notes and treasury and agency notes and bills were reported as short-term investments.
(4)	Assets held for sale were reported in property and equipment, net.

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands):

	Assets held for sale (Level 3)	Total (Level 3)
Balance at December 31, 2010	$3,430	$3,430
Purchases, sales, issuances and settlements, net	(2,725)	(2,725)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Transfers in (out) of Level 3	—	—

Balance at June 30, 2011	$705	$705

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis. These assets include property and equipment that were written down to fair value when they were reclassified as held for sale and impaired. Level 3 assets also include property and equipment classified as assets held for sale. The fair value for these property and equipment was determined using cost approach based on the condition, market and functionality of these assets, supplemented by market research.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

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

There was no impairment of goodwill or long-lived assets for the three and six months ended June 30, 2011 and 2010.

The carrying value for goodwill was $49.7 million at each period end of June 30, 2011 and December 31, 2010, all of which was allocated to the Imaging and Optics segment. The Company has incurred significant operating losses from the Imaging and Optics segment. If the anticipated future results of the Imaging and Optics segment do not materialize as expected, then the related goodwill and intangible assets could be subject to an impairment charge in the future. See Note 13—“Segment and Geographic Information” for additional detail.

Identified intangible assets consisted of the following (in thousands):

		June 30, 2011			December 31, 2010
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$66,353	$(17,189)	$49,164	$63,894	$(13,345)	$50,549
Existing technology	5-10	54,162	(28,572)	25,590	54,162	(25,105)	29,057
Customer contracts	3-9	11,900	(6,097)	5,803	11,900	(5,386)	6,514
Trade name	4-10	3,620	(1,899)	1,721	3,620	(1,695)	1,925
In-process research and development	Indefinite	1,900	—	1,900	1,900	—	1,900
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,400)	—
Assembled workforce	4	300	(300)	—	300	(289)	11

		$139,635	$(55,457)	$84,178	$137,176	$(47,220)	$89,956

Amortization expense for the three months ended June 30, 2011 and 2010 amounted to $4.2 million and $3.6 million, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 amounted to $8.2 million and $7.1 million, respectively.

As of June 30, 2011, the estimated future amortization expense of intangible assets, excluding the in-process research and development, is as follows (in thousands):

2011 (remaining 6 months)	$8,306
2012	15,863
2013	15,000
2014	13,189
2015	12,006
Thereafter	17,913

$82,277

NOTE 8 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:
Net income	$11,586	$14,983	$22,798	$24,810
Denominator:
Weighted average common shares outstanding	51,162	50,209	51,035	50,128
Less: Unvested common shares subject to repurchase	(56)	(181)	(70)	(206)

Total shares-basic	51,106	50,028	50,965	49,922
Effect of dilutive securities:
Stock awards	114	148	132	150
Restricted stock awards and units	222	84	289	166

Total shares-diluted	51,442	50,260	51,386	50,238

Net income per share-basic	$0.23	$0.30	$0.45	$0.50

Net income per share-diluted	$0.23	$0.30	$0.44	$0.49

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

For the three months ended June 30, 2011 and 2010, approximately 5.6 million and 5.8 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive. For the six months ended June 30, 2011 and 2010, approximately 5.3 million and 5.7 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 9 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2011 and December 31, 2010, the Company had repurchased a total of 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2011, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Board of Directors adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Board of Directors adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of June 30, 2011, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board of Directors adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of June 30, 2011, there were 5,855,000 shares reserved for grant under this plan.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2010	6,383	$22.09
Options granted	597	$18.25
Options exercised	(170)	$14.94
Options cancelled / forfeited / expired	(722)	$25.71

Balance at June 30, 2011	6,088	$21.49

Information with respect to outstanding restricted stock awards and units as of June 30, 2011 is as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	980	565	1,545	$19.89
Awards and units granted	107	—	107	$18.47
Awards and units vested / earned	(145)	(113)	(258)	$26.72
Awards and units cancelled / forfeited	(87)	(131)	(218)	$19.01

Balance at June 30, 2011	855	321	1,176	$18.43

Performance Awards and Units

Performance awards and units may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards and units are generally linked to one or more performance goals or other specific performance goals determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and range from zero to 100 percent of the grant.

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

As of June 30, 2011, there were 520,000 shares reserved for grant under the ESPP.

NOTE 10 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of revenues	$129	$121	$272	$296
Research, development and other related costs	2,408	2,573	4,854	5,250
Selling, general and administrative	6,290	4,717	9,765	8,731

Total stock-based compensation expense	$8,827	$7,411	$14,891	$14,277

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2011 and 2010 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Employee stock options	$5,825	$4,051	$9,172	$7,802
Restricted stock awards and units	2,456	2,772	4,630	5,381
Employee stock purchase plan	546	588	1,089	1,094

Total stock-based compensation expense	$8,827	$7,411	$14,891	$14,277

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

The following assumptions were used to value the options granted:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Expected life (in years)	3.7	3.8	3.7	3.8
Risk-free interest rate	1.3%	1.0%	1.3 -1.8%	1.0 -2.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	76.3%	75.7%	76.3 -76.7%	75.4 - 75.7%

NOTE 11 – INCOME TAXES

The provision for income taxes for the three and six ended June 30, 2011 was $5.7 million and $11.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding taxes. The provision for income taxes for the three and six months ended June 30, 2010 was $11.4 million and $19.5 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses. Such jurisdictions’ tax is based on actual withholding tax for the quarter. The decrease in the income tax provision for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 was primarily attributable to a decrease in taxable income as proportionately impacted by state tax law changes which reduced state tax payable, an increased benefit from domestic research credits, and a reduction in losses in jurisdictions for which no benefit can be realized.

As of June 30, 2011, unrecognized tax benefits approximated $3.9 million, of which $2.2 million would affect the effective tax rate if recognized. At December 31, 2010, unrecognized tax benefits were $4.8 million of which $3.2 million would affect the effective tax rate if recognized. The decrease was due to the effective settlement of a state tax examination by California which balance was reclassified to income tax payable. It is reasonably possible that unrecognized tax benefits will decrease by a further $0.6 million to $0.7 million during 2011 due to the lapse in a foreign statute of limitation relating to various tax incentives. The reversal of the unrecognized tax benefit should not have a material effect to the statement of operations.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $0.5 million of accrued interest and penalties related to unrecognized tax benefits at each period end of June 30, 2011 and December 31, 2010.

At June 30, 2011, the Company’s 2005 through 2010 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company is not currently under federal income tax examination. The Company has effectively settled its state tax examination by California for the years 2006 and 2007.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. In addition, the Company has agreements containing non-cancelable, non-refundable payment terms with third parties to purchase services. Rent expense for the three months ended June 30, 2011 and 2010, was $0.8 million and $0.7 million, respectively. Rent expense for the six months ended June 30, 2011 and 2010, was $1.6 million and $1.4 million, respectively.

As of June 30, 2011, future minimum lease payments and purchase obligations are as follows (in thousands):

	Purchase Obligations	Lease Obligations	Total
2011 (remaining 6 months)	$1,567	$390	$1,957
2012	2,573	195	2,768
2013	2,183	—	2,183
2014	1,751	—	1,751
2015	813	—	813
Thereafter	—	—	—

	$8,887	$585	$9,472

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

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for November 8, 2011. The Company expects that potential damages continued to accrue during the stay period through the expiration of the asserted patents in September 2010. Upon completion of Investigation No. 337-TA-605, including any appeals, the proceeding may continue, with Tessera seeking to recover its damages attributable to the alleged infringement.

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

Fact and expert discovery in the action are closed, with the exception of supplemental expert discovery that will take place before trial. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things Tessera’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. Tessera’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding Tessera’s claims for damages. The court granted Hynix’s motion to dismiss Tessera’s intentional interference claim. The court held hearings in August and September 2010 on several motions in limine . At present, no trial date has been set. The parties are proceeding with trial preparation activities and are next scheduled to appear for pretrial matters on September 7, 2011.

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

On February 4, 2011, Qualcomm, Inc. filed a petition for panel rehearing and rehearing en banc; ST Microelectronics N.V., Freescale Semiconductor, Inc., Spansion, Inc. and Spansion LLC and ATI Technologies, ULC filed a petition for rehearing en banc. On February 10, 2011 the Federal Circuit requested that the Company respond to the motions for rehearing by February 24, 2011. In addition, ATI Technologies, ULC filed a motion to vacate the Federal Circuit’s opinion and dismiss the appeal as moot, to vacate the ITC’s final determination, and to remand with directions to dismiss the complaint. Tessera responded to these ATI motions on February 18, 2011. The motions for panel rehearing, rehearing en banc, and to vacate and dismiss were all denied. The Federal Circuit’s decision affirming the ITC’s judgment issued as a mandate on April 5, 2011. On July 27, 2011, Spansion, Inc. and Spansion LLC, Freescale Semiconductor, Inc., ATI Technologies, ULC and ST Microelectronics N.V. filed a petition for a writ of certiorari with the U.S. Supreme Court, and Qualcomm, Inc. also filed a petition for a writ of certiorari with the U.S. Supreme Court.

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

On September 17, 2009, Tessera and the ITC Staff filed petitions for review of portions of the Initial Determination. Certain respondents also conditionally sought review of portions of the Initial Determination. The parties filed replies to each others’ petitions for review on October 1, 2009. On October 30, 2009, the ITC announced that it would review portions of the Initial Determination. The Commission stated that it would review, among other things, whether the respondents infringed the Tessera patents asserted in the action.

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

Tessera, Inc. et al., v. International Trade Commission., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1176

On January 28, 2010, the Company filed a Notice of Appeal of the ITC’s Final Determination in the ‘630 ITC Action with the United States Court of Appeals for the Federal Circuit. Principal briefing has been completed. Oral argument was held on January 14, 2011. On May 23, 2011, the Court of Appeals released an opinion affirming the ITC’s Final Determination. On July 7, 2011, the Company filed a petition seeking rehearing and rehearing en banc of that decision. On July 14, 2011 the Company was notified that the Court of Appeals requested a consolidated response from the intervenors to the Company’s petition for rehearing and rehearing en banc. On July 28, 2011, Acer, Inc., Acer America Corp., Elpida Memory, Inc., Elpida Memory (USA) Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Powerchip Semiconductor Corp., Ramaxel Technology Ltd., and Smart Modular Technologies, Inc. filed a response to Tessera’s combined petition for rehearing and rehearing en banc.

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

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera’s U.S. Patent No. 5,663,106. The Company filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for November 8, 2011.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for November 8, 2011.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-03827 (N.D. Cal.)

On August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. The Company filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for November 8, 2011.

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

On March 16, 2011, UTAC Taiwan filed a motion to dismiss the complaint. The hearing on the motion to dismiss the complaint and a case management conference was held on July 15, 2011, at which time the Court took UTAC Taiwan’s motion under submission.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Sony Electronics, Inc. et al., Case No. 1:99-mc-0999 (D. Del.)

On October 1, 2010, Tessera filed a complaint against Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation in the United States District Court for the District of Delaware. The case was assigned to Renee Marie Bumb of the District of New Jersey and then referred to Magistrate Judge Karen M. Williams in the same District. Tessera’s complaint alleges that defendants Sony Electronics, Inc., Sony Corporation (collectively, “Sony”), and Renesas Electronics Corporation infringed and are currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent No. 6,885,106. The complaint requests of the Court, among other things, a judgment that the defendants willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent No. 6,885,106; an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent No. 6,885,106; an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper. On April 29, 2011, Renesas filed an Answer and Counterclaims that, among other things, denies infringement, alleges invalidity and unenforceability of U.S. Patent No. 6,885,106, and asserts that Tessera is not entitled to injunctive relief.

On May 23, 2011, Tessera filed an Amended Complaint, repeating its infringement allegations against Sony and Renesas as to U.S. Patent No. 6,885,106, and adding allegations that Renesas has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement of, U.S. Patent No. 6,054,337. The Amended Complaint requests of the Court, among other things, a judgment that the defendants have willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent No. 6,885,106 (and as to Renesas, one or more claims of U.S. Patent No. 6,054,337); an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent No. 6,885,106 (and as to Renesas, of U.S. Patent No. 6,054,337); an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper.

On June 17, 2011, Sony filed an Answer and Counterclaims to Tessera’s Amended Complaint; in its filing, Sony, among other things, denies infringement of U.S. Patent No. 6,885,106 and alleges invalidity of U.S. Patent No. 6,885,106. Sony also alleges that Tessera’s claims are precluded to the extent any allegedly infringing products are supplied directly or indirectly to Sony by an entity or entities having an express or implied license to the patents-in-suit, to the extent any allegedly infringing products are supplied, directly or indirectly, by Sony to an entity or entities having an express or implied license to the patents-in-suit, and/or to the extent Tessera’s claims are otherwise precluded by the doctrine of patent exhaustion. Also on June 17, 2011, Renesas filed an Answer and Counterclaims to Tessera’s Amended Complaint; in its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337, alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337 and unenforceability of U.S. Patent No. 6,885,106, and alleges that Tessera is not entitled to any injunctive relief.

On July 11, 2011, Tessera filed a motion to dismiss Renesas’s counterclaim of inequitable conduct and affirmative defense of inequitable conduct. On July 12, 2011, Renesas filed a motion to transfer the case to the Northern District of California. The briefing on these motions remains in progress. A case management conference was held on July 26, 2011.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Sony Corporation, Case No. 111-cv-201870 (CA Superior Court, Santa Clara County)

On May 26, 2011, Tessera filed a complaint against Sony Corporation (“Sony”) in the California Superior Court for Santa Clara County. The case is currently assigned to the Honorable Peter Kirwan. Tessera’s complaint alleges breach of contract and breach of the covenant of good faith and fair dealing claims against Sony. Tessera contends that Sony failed to abide by the terms of a royalty-bearing technology license agreement between the parties. Tessera contends that it commissioned an audit of payments due by Sony under the agreement, delivered an audit report to Sony on February 14, 2011, and that Sony has failed to pay the amounts the auditors found due. Tessera requests its damages, plus interest, costs and attorney’s fees. The case is in the pleading stage.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Invensas Corporation v. Renesas Electronics Corporation, Case No. 11-cv-448 (D. Del.)

On May 23, 2011, Invensas Corporation (“Invensas”), a subsidiary of Tessera Technologies, Inc., filed a complaint against Renesas Electronics Corporation (“Renesas”) in the United States District Court for the District of Delaware. The case was assigned to Judge Gregory M. Sleet, Chief Judge for the District of Delaware. Invensas’s complaint alleges that Renesas has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140. The complaint requests of the Court, among other things, a judgment that Renesas has willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140; an order that Renesas, its affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, or contributory infringement of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140; an order for an accounting; and an award of damages that result from Renesas’s infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper. The case is in the pleading stage.

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

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera filed a substantive response to such second official action. On June 3, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008, Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera’s petition of July 1, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009. Siliconware refiled their Response Brief on March 17, 2010. The PTO’s Answer to Tessera’s appeal brief was mailed on July 13, 2010. On August 13, 2010, Tessera filed a rebuttal brief and a request for oral hearing. On January 17, 2011, Tessera filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. Siliconware filed an opposition to Tessera’s petition on February 17, 2011. On February 25, 2011, the PTO issued a decision granting in part Tessera’s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and Siliconware filed a Notice of Appeal on June 2, 2011. On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, 2008, Tessera filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008, Tessera filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal Notice was issued on June 22, 2009. Tessera filed a Notice of Appeal on July 22, 2009. Tessera timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009, and a Corrected Response Brief on June 14, 2010. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera filed a Notice of Appeal on March 3, 2011, and Siliconware filed a Notice of Cross Appeal on March 7, 2011. Siliconware filed an appeal brief on May 6, 2011. The PTO issued a notice that Siliconware’s brief was defective on June 2, 2011, and Siliconware re-filed its appeal brief on June 14, 2011. Tessera filed a brief responding to Siliconware’s May 6 appeal brief on June 6, 2011. Tessera timely filed its own appeal brief together with an amendment and supporting argument on May 9, 2011. Siliconware filed a brief responding to Tessera’s May 9 appeal brief on June 8, 2011.

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

On July 18, 2008, a request for ex parte reexamination of Tessera’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera filed a response on January 19, 2010. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. Tessera filed a response on June 7, 2010. On October 18, 2010, the PTO issued a new final official action. Tessera filed a response on December 20, 2010. An advisory action was mailed by the PTO on March 17, 2011, finding certain claims patentable and maintaining the remainder of the rejections presented in the October 18, 2010 action. Tessera filed a Notice of Appeal on April 18, 2011. Tessera timely filed an appeal brief on June 20, 2011. On July 6, 2011, Tessera filed a petition with the PTO to allow a first reissue application filed with the claims held to be patentable in the present reexamination proceeding, and to merge a second reissue application filed with the claims involved the present reexamination proceeding with the present proceeding.

On June 17, 2011, a request for inter partes reexamination of U.S. Patent No. 6,885,106 was filed by Sony Corporation and Sony Electronics, Inc. Tessera will have an opportunity to participate in such proceeding.

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

The patents that are subject to the above-described reexamination proceedings include some of the key patents in Tessera’s portfolio, and claims that are treated in the current official actions are being asserted in certain of Tessera’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera’s ongoing litigations, as described in this Note 13—” Commitments and Contingencies ,” in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

On July 13, 2010, Spansion and Tessera filed joint motions seeking to withdraw the reference from the bankruptcy court insofar as it relates Tessera’s administrative expense claim and remaining proof of claim to the United States District Court for the District of Delaware and to transfer venue of that matter to the United States District Court for the Northern District of California where a prior matter between Tessera and Spansion is pending. At a hearing held on July 28, 2010, the Court indicated that it would approve an order permitting the parties to submit their joint motion to the United States District Court for the District of Delaware for determination. The District Court has granted the parties’ motion and on November 2, 2010 the matter was transferred to the Northern District of California as Case No. 4:10-cv-04954-CW, which was then referred to Judge Claudia Wilken and related to the previously pending case , Tessera, Inc. v. Advanced Micro Devices, Inc. et al , Case No. 4:05-cv-04063-CW. A case management conference has been scheduled for November 8, 2011.

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

On November 2, 2009, the Company filed its answer to the request, including counterclaims. The answer, among other things, denies Amkor’s accusations and accuses Amkor of failing to pay Tessera full royalties on products Amkor sold to Qualcomm and potentially others that are subject to ITC injunctions, of refusing to allow Tessera to audit in accordance with the parties’ license agreement, of interference with Tessera’s prospective economic relationships, of failing to pay royalties or full royalties on products that infringe various U.S. and foreign patents owned by Tessera, and of violating the implied covenant of good faith and fair dealing. The Company seeks relief including judgment that the license agreement has been breached and that Tessera is entitled to terminate the license agreement; judgment that products on which Amkor has not paid the full contractual royalties to Tessera are not licensed under Tessera’s patents; damages for Amkor’s breaches of the license agreement; damages, including punitive damages, for Amkor’s interference with Tessera’s prospective business relationships; interest on any damages; attorneys’ fees and costs incurred by Tessera; denial of Amkor’s claims against Tessera; an order that awards Tessera all other relief recoverable under the rules of Arbitration of the ICC; and an order for such other and further relief as the arbitrators deem just and proper.

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

On March 11, 2011, the Company filed a motion seeking, among other things, to strike Amkor’s defense of invalidity for the time period before Amkor challenged the validity of the asserted patents. The Tribunal granted the Company’s motion on July 1, 2011, striking (1) Amkor’s invalidity and unenforceability defenses to the payment of royalties that accrued under the asserted U.S. patents before those defenses were raised, and (2) Amkor’s invalidity defenses to the payment of royalties due under the asserted foreign patents regardless of when the royalties accrued.

On June 1, 2011, the Tribunal issued an order construing certain claims of the patents-in-suit.

On July 27, 2011, the Tribunal issued a Partial Award on certain issues tried to the Tribunal on December 9-10, 2010. The Tribunal (1) granted Tessera’s request for additional royalties due for the patents addressed in the previous arbitration, in an amount to be determined later, but denied Tessera’s claim for additional royalties owing from certain packages assembled for customers including Qualcomm, Inc., (2) found that Amkor was in breach of the License Agreement as to its royalty obligations and the audit provision of the license agreement, and (3) deferred a final decision on certain grounds for termination of the license agreement until the second phase of this arbitration has concluded.

A seven-day hearing on the remaining issues is currently scheduled to begin on August 12, 2011.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Amkor Technology, Inc. (ICC Case No. 17976/VRO)

On May 26, 2011, the Company filed an additional request for arbitration against Amkor before the ICC. The request, among other things, alleges that Amkor failed to make a required election under the License Agreement, and that Amkor failed to comply with obligations regarding “Licensee Improvements” under the License Agreement. The Company seeks relief including a declaration that Amkor breached the License Agreement; that the License Agreement was properly terminated on this basis; a declaration that Amkor’s rights to Tessera’s patents expired on May 9, 2011 or earlier; the identification and transfer of all Licensee Improvements to Tessera; an injunction preventing Amkor from using Licensee Improvements, to the extent it has not complied with the License Agreement; damages and/or disgorgement of profits for Amkor’s failure to comply with the License Agreement; attorneys’ fees, costs and exemplary damages; and an order for such other and further relief as the Tribunal deems just and proper. In its request, the Company estimated the amount in dispute to be in excess of $1 million. On July 26, 2011, Amkor filed its response to the request, which, among other things, denies Tessera’s allegations. The matter is in the pleading stage.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table sets forth the Company’s segment revenues, operating expenses and operating income (loss) for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Micro-electronics:
Royalty and license fees	$60,487	$65,094	$114,102	$120,850
Product and service revenues	—	—	—	—

Total Micro-electronics revenues	60,487	65,094	114,102	120,850
Imaging and Optics:
Royalty and license fees	4,915	3,262	13,558	6,359
Product and service revenues	5,328	6,221	10,843	11,630

Total Imaging and Optics revenues	10,243	9,483	24,401	17,989

Total revenues	70,730	74,577	138,503	138,839

Operating expenses:
Micro-electronics Segment	19,534	13,523	37,577	29,460
Imaging and Optics Segment	20,365	23,213	43,063	43,121
Corporate Overhead	14,230	11,887	25,133	22,903

Total operating expenses	54,129	48,623	105,773	95,484
Operating income (loss):
Micro-electronics Segment	40,953	51,571	76,525	91,390
Imaging and Optics Segment	(10,122)	(13,730)	(18,662)	(25,132)
Corporate Overhead	(14,230)	(11,887)	(25,133)	(22,903)

Total operating income	$16,601	$25,954	$32,730	$43,355

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
U.S.	$17,357	25%	$19,166	26%	$36,906	27%	$40,081	29%
Asia Pacific	49,294	70%	50,027	67%	92,646	67%	88,043	63%
Europe and other	4,079	5%	5,384	7%	8,951	6%	10,715	8%

	$70,730	100%	$74,577	100%	$138,503	100%	$138,839	100%

For the three months ended June 30, 2011, three customers each accounted for 10% or more of total revenues. For the six months ended June 30, 2011, two customers each accounted for 10% or more of total revenues. For the three months ended June 30, 2010, four customers each accounted for 10% or more of total revenues. For the six months ended June 30, 2010, three customers each accounted for 10% or more of total revenues.

As of June 30, 2011 and December 31, 2010, property and equipment, net, by geographical area are presented below (in thousands):

	June 30, 2011	December 31, 2010
U.S.	$36,169	$40,594
Romania	576	552
Ireland	256	333
Israel and other	231	266
Japan	174	376

Total	$37,406	$42,121

NOTE 14 – RELATED PARTY TRANSACTION

In 2007, the Company licensed its OptiML wafer-level camera technology and SHELLCASE wafer-level packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of June 30, 2011 and December 31, 2010, the Company had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were less than one percent of total revenues and were not significant for the three and six months ended June 30, 2011 and 2010. The accounts receivable balance from NemoTek was not significant at June 30, 2011 and December 31, 2010.

Since 2008, the Company has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of the Company’s Board of Directors and has a 33.3% ownership interest in 3LP. For the three and six months ended June 30, 2011 and 2010, the Company recognized operating expense of $0.3 million and $0.9 million, respectively, related to these engagements. For the three and six months ended June 30, 2010, the Company recognized operating expense of $0.6 million and $1.3 million, respectively, related to these engagements. At June 30, 2011 and December 31, 2010, accounts payable balance due to 3LP was $0.2 million and $0.4 million, respectively.

In May 2011, the Company engaged IRT, Inc. (“IRT”) to provide outside administrative services for a stated hourly rate plus reimbursement for incurred expenses. IRT is solely owned by Robert A. Young, the Company’s President and Chief Executive Officer. For the three and six months ended June 30, 2011, operating expenses recognized related to these services were not significant. At June 30, 2011, accounts payable balance due to IRT was not significant.

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used within Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A—Risk Factors in this Quarterly Report on Form 10-Q:

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

Our patent portfolio includes more than 2,500 domestic and internationally issued patents and patent applications, covering a range of advanced semiconductor packaging, substrate, interconnect, circuitry design, memory modules, 3D architecture, imaging and optics, and thermal management technologies.

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

In April 2011, we announced that we are exploring a possible separation of our Imaging and Optics business. We have not set a definitive timetable for completing our exploration of strategic alternatives for the Imaging and Optics business, and there can be no assurance that the process will result in any transaction.

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

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Royalty and license fees	92%	92%	92%	92%
Product and service revenues	8	8	8	8

Total revenues	100	100	100	100

Operating expenses:
Cost of revenues	8	8	8	8
Research, development and other related costs	27	24	27	25
Selling, general and administrative	32	27	31	28
Litigation expense	10	6	10	8
Restructuring charges	—	—	1	—

Total operating expenses	77	65	77	69

Operating income	23	35	23	31
Other income and expense, net	1	—	1	1

Income before taxes	24	35	24	32
Provision for income taxes	8	15	8	14

Net income	16%	20%	16%	18%

The following table sets forth our revenues by type (in thousands, except for percentages):

	Three Months Ended
	June 30, 2011		June 30, 2010		Increase (Decrease)	% Change
Royalty and license fees	$65,402	92%	$68,356	92%	$(2,954)	(4)%
Product and service revenues	5,328	8	6,221	8	(893)	(14)

Total revenues	$70,730	100%	$74,577	100%	$(3,847)	(5)%

	Six Months Ended
	June 30, 2011		June 30, 2010		Increase (Decrease)	% Change
Royalty and license fees	$127,660	92%	$127,209	92%	$451	0%
Product and service revenues	10,843	8	11,630	8	(787)	(7)

Total revenues	$138,503	100%	$138,839	100%	$(336)	(0)%

In January 2011, we announced that five licensees or former licensees were in breach of contract or did not renew their license agreements. The impact was a decrease in revenue of approximately $8.5 million and $16.7 million for the three and six months ended June 30, 2011 as compared to the same period in 2010. For the three months ended June 30, 2011, revenues were $70.7 million as compared to $74.6 million for the three months ended June 30, 2010, a decrease of $3.9 million, or 5%. The overall decrease in revenues in the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the impact of the aforementioned licensees and former licensees of $8.5 million and lower lithography sales in our micro-optics products of $1.0 million, offset by higher royalty revenues from other TCC licensees and from optical image enhancement and embedded image enhancement technologies of $5.7 million.

Revenues for the six months ended June 30, 2011 were $138.5 million as compared to $138.8 million for the six months ended June 30, 2010, a decrease of $0.3 million, or less than 1%. The overall decrease in revenues in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the impact of the aforementioned licensees and former licensees of $16.7 million, a non-recurring $3.0 million payment for past royalties under a $15.0 million litigation settlement with United Test Assembly Center Ltd. (“UTAC”) recorded in the six month period ended June 30, 2010, and lower lithography sales in our micro-optics products of $1.0 million, offset by higher royalty revenues from other TCC licensees and from optical image enhancement and embedded image enhancement technologies of $20.4 million.

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

Cost of revenues for the three months ended June 30, 2011 was $5.3 million, as compared to $5.8 million for the three months ended June 30, 2010, a decrease of $0.5 million, or 7%. The decrease was primarily attributable to a decrease in production expenses related to decreased Micro-optics sales. Cost of revenues for the six months ended June 30, 2011 was $10.9 million, as compared to $11.0 million for the six months ended June 30, 2010, a decrease of $0.1 million, or 1%. The decrease was primarily attributable to a decrease in production expenses related to decreased Micro-optics sales.

Research, Development and Other Related Costs

Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, circuitry design, 3D architecture, wafer-level packaging technology, high-density substrate, thermal management technology, image sensor packaging, image enhancement technology, including MEMS-based products, and micro-optic lens solutions such as diffractive and refractive optical elements to integrated micro-optical subassemblies. All research, development and other related costs are expensed as incurred.

Research, development and other related costs for the three months ended June 30, 2011 were $18.8 million, as compared to $18.3 million for the three months ended June 30, 2010, an increase of $0.5 million, or 2%. The increase was primarily due to $0.7 million of increased expenses incurred by Siimpel, acquired in May 2010, and an increase in legal expenses of $1.1 million, offset by decreases in personnel related expenses of $0.4 million, depreciation expense of $0.4 million and material costs of $0.4 million. Research, development and other related costs for the six months ended June 30, 2011 were $37.4 million, as compared to $34.2 million for the six months ended June 30, 2010, an increase of $3.2 million, or 10%. The increase was primarily due to $2.8 million of increased expenses incurred by Siimpel, acquired in May 2010, and an increase in legal expenses of $1.8 million, offset by decreases in depreciation expense of $0.8 million and material costs of $0.7 million.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2011 were $22.8 million, as compared to $20.2 million for the three months ended June 30, 2010, an increase of $2.6 million, or 13%. The increase was primarily attributable to the inclusion of $0.1 million of increased expenses in 2011 incurred by Siimpel, acquired in May 2010, and increases in stock-based compensation expense of $1.6 million, personnel related expense of $1.2 million and amortization of intangible assets of $0.5 million, offset by decreases in consulting services of $0.5 million and facility related expense of $0.1 million. SG&A expenses for the six months ended June 30, 2011 were $42.2 million, as compared to $39.4 million for the six months ended June 30, 2010, an increase of $2.8 million, or 7%. The increase was primarily attributable to the inclusion of $0.4 million of increased expenses in 2011 incurred by Siimpel, acquired in May 2010, and increases in personnel related expenses of $1.9 million, amortization of intangible assets of $1.0 million and stock-based compensation expense of $1.0 million, offset by a decrease in consulting services of $1.7 million.

Litigation Expense. Litigation expense for the three months ended June 30, 2011 was $7.2 million, as compared to $4.3 million for the three months ended June 30, 2010, an increase of $2.9 million, or 66%. The increase was primarily attributable to an increase in our legal proceedings related to our arbitration with Amkor. Litigation expense for the six months ended June 30, 2011 was $13.2 million, as compared to $10.9 million for the six months ended June 30, 2010, an increase of $2.3 million, or 21%. The increase was primarily attributable to an increase in case activities in our legal proceedings related to our arbitration with Amkor, offset by expenses incurred in 2010 related to the UTAC litigation as a settlement was reached with UTAC in March 2010. Refer to Note 12—“Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements under the subheading “Contingencies” for additional details.

We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described under the subheading “Contingencies” in Note 12—“Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Restructuring Charges. In January 2011, the Company announced a reorganization of its Imaging and Optics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus and a reduction of Imaging and Optics employees by up to 15% of our worldwide employee base along with certain headquarters support functions. Restructuring charges primarily consisted of severance and costs related to the continuation of certain employee benefits and were $2.1 million for the six months ended June 30, 2011. No restructuring charges were incurred for the three months ended June 30, 2011. No restructuring charges were incurred for the three or six months ended June 30, 2010.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of revenues	$129	$121	$272	$296
Research, development and other related costs	2,408	2,573	4,854	5,250
Selling, general and administrative	6,290	4,717	9,765	8,731

Total stock-based compensation expense	$8,827	$7,411	$14,891	$14,277

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2011 and 2010 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Employee stock options	$5,825	$4,051	$9,172	$7,802
Restricted stock awards and units	2,456	2,772	4,630	5,381
Employee stock purchase plan	546	588	1,089	1,094

Total stock-based compensation expense	$8,827	$7,411	$14,891	$14,277

Stock-based compensation awards included employee stock options, restricted stock awards and units and employee stock purchases under our 2003 Employee Stock Purchase Plan. Stock-based compensation expense for the three months ended June 30, 2011 and 2010 was $8.8 million and $7.4 million, respectively. Stock-based compensation expense for the six months ended June 30, 2011 and 2010 was $14.9 million and $14.3 million, respectively. The overall increase from the three and six months ended June 30, 2010 was primarily related to an increase in stock-based compensation expense resulting from modification of stock awards to certain executive employees terminated from the Company. Future stock-based compensation expense will increase as we grant additional stock awards and will vary due to volatility in our stock price and timing of modifications to stock awards, if any.

Other Income and Expense, Net

Other income and expense, net for the three months ended June 30, 2011 was $0.7 million, as compared to $0.4 million, for the three months ended June 30, 2010. Other income and expense, net for the six months ended June 30, 2011 was $1.3 million, as compared to $1.0 million, for the six months ended June 30, 2010. The increase from the three and six months ended June 30, 2010 was primarily due to an increase in interest income on the higher average balance of cash equivalents and investments as compared to the same period in 2010.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2011 was $5.7 million and $11.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The income tax provision for the three and six months ended June 30, 2010 was $11.4 million and $19.5 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The decrease in the provision for income taxes from the three and six months ended June 30, 2010 was primarily attributable to a decrease in taxable income as proportionately impacted by state tax law changes which reduced state tax payable, an increased benefit from domestic research credits, and a reduction in losses in jurisdictions for which no benefit can be realized.

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

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 13—“Segment and Geographic Information” of the Notes to Condensed Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Micro-electronics:
Royalty and license fees	$60,487	$65,094	$114,102	$120,850
Product and service revenues	—	—	—	—

Total Micro-electronics revenues	60,487	65,094	114,102	120,850
Imaging and Optics:
Royalty and license fees	4,915	3,262	13,558	6,359
Product and service revenues	5,328	6,221	10,843	11,630

Total Imaging and Optics revenues	10,243	9,483	24,401	17,989

Total revenues	70,730	74,577	138,503	138,839

Operating expenses:
Micro-electronics Segment	19,534	13,523	37,577	29,460
Imaging and Optics Segment	20,365	23,213	43,063	43,121
Corporate Overhead	14,230	11,887	25,133	22,903

Total operating expenses	54,129	48,623	105,773	95,484
Operating income (loss):
Micro-electronics Segment	40,953	51,571	76,525	91,390
Imaging and Optics Segment	(10,122)	(13,730)	(18,662)	(25,132)
Corporate Overhead	(14,230)	(11,887)	(25,133)	(22,903)

Total operating income	$16,601	$25,954	$32,730	$43,355

Revenues and operating income amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended June 30, 2011, corporate overhead expenses were $14.2 million as compared to $11.9 million for the three months ended June 30, 2010. The increase of $2.3 million was mainly attributable to increases in stock-based compensation expense of $1.7 million and personnel related expenses of $1.1 million, offset by a decrease in facilities and depreciation expenses of $0.4 million. For the six months ended June 30, 2011, corporate overhead expenses were $25.1 million as compared to $22.9 million for the six months ended June 30, 2010. The increase of $2.2 million was mainly attributable to increases in personnel related expenses of $1.6 million and stock-based compensation expense of $1.3 million, offset by decreases in legal and outside services of $0.4 million and facilities and depreciation expenses of $0.2 million.

Micro-electronics Segment

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Micro-electronics:
Royalty and license fees	$60,487	$65,094	$114,102	$120,850
Product and service revenues	—	—	—	—

Total Micro-electronics revenues	60,487	65,094	114,102	120,850
Operating expenses:
Cost of revenues	200	4	407	4
Research, development and other related costs	8,342	6,781	16,192	13,356
Selling, general and administrative	3,721	2,698	7,604	5,463
Litigation expense	7,271	4,040	13,199	10,637
Restructuring charges	—	—	175	—

Total operating expenses	19,534	13,523	37,577	29,460

Total operating income	$40,953	$51,571	$76,525	$91,390

In January 2011, we announced that five licensees or former licensees were in breach of contract or did not renew their license agreements. The impact was a decrease in revenue of approximately $8.5 million and $16.7 million for the three and six months ended June 30, 2011 as compared to the same period in 2010. For the three months ended June 30, 2011, Micro-electronics revenues were $60.5 million as compared to $65.1 million for the three months ended June 30, 2010, a decrease of $4.6 million, or 7%. The overall decrease in revenues in the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the impact of the aforementioned licensees and former licensees of $8.5 million, offset by new licenses and higher royalties reported from other TCC licensees of $3.9 million.

Micro-electronics revenues for the six months ended June 30, 2011 were $114.1 million as compared to $120.9 million for the six months ended June 30, 2010, a decrease of $6.8 million, or 6%. The overall decrease in revenues in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the impact of the aforementioned licensees and former licensees of $16.7 million, and a non-recurring $3.0 million payment for past royalties under a $15.0 million litigation settlement with UTAC recorded in the six month period ended June 30, 2010, offset by new licenses and higher royalties reported from other TCC licensees of $13.0 million.

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

Operating expenses for the three months ended June 30, 2011 were $19.5 million and consisted primarily of research, development and other related costs of $8.3 million, SG&A expenses of $3.7 million, litigation expense of $7.3 million. The increase of $6.0 million, or 44%, in total operating expense as compared to $13.5 million for the three months ended June 30, 2010, was primarily attributable to increases in litigation expense of $3.2 million, personnel related expenses of $1.1 million, legal services of $0.7 million and amortization of intangible assets of $0.7 million.

Operating expenses for the six months ended June 30, 2011 were $37.6 million and consisted primarily of research, development and other related costs of $16.2 million, SG&A expenses of $7.6 million and litigation expense of $13.2 million. The increase of $8.1 million, or 28%, in total operating expense as compared to $29.5 million for the three months ended June 30, 2010, was primarily attributable to increases in litigation expense of $2.6 million, personnel related expenses of $2.3 million, legal services of $1.4 million, amortization of intangible assets of $1.3 million and material and supplies costs of $0.6 million, offset by a decrease in outside services of $0.6 million.

We expect that litigation expense will continue to be a material portion of the Micro-electronics segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described under the subheading “Contingencies” in Note 12—“Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three months ended June 30, 2011 and 2010 was $41.0 million and $51.6 million, respectively, which represented a decrease of $10.6 million, or 21%, for the reasons stated above. Operating income for the six months ended June 30, 2011 and 2010 was $76.5 million and $91.4 million, respectively, which represented a decrease of $14.9 million, or 16%, for the reasons stated above.

Imaging and Optics Segment

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Imaging and Optics:
Royalty and license fees	$4,915	$3,262	$13,558	$6,359
Product and service revenues	5,328	6,221	10,843	11,630

Total Imaging and Optics revenues	10,243	9,483	24,401	17,989
Operating expenses:
Cost of revenues	5,161	5,784	10,466	10,977
Research, development and other related costs	10,443	11,559	21,206	20,797
Selling, general and administrative	4,761	5,870	9,507	11,347
Restructuring charges	—	—	1,884	—

Total operating expenses	20,365	23,213	43,063	43,121

Total operating loss	$(10,122)	$(13,730)	$(18,662)	$(25,132)

Imaging and Optics revenues for the three months ended June 30, 2011 were $10.2 million as compared to $9.5 million for the three months ended June 30, 2010, an increase of $0.7 million, or 8%. The increase in Imaging and Optics revenues in the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to higher royalty revenues from optical image enhancement and embedded image enhancement technologies of $1.8 million, offset by lower lithography sales in our micro-optics products of $1.0 million.

Imaging and Optics revenues for the six months ended June 30, 2011 were $24.4 million as compared to $18.0 million for the six months ended June 30, 2010, an increase of $6.4 million, or 36%. The increase in Imaging and Optics revenues in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to higher royalty revenues from optical image enhancement and embedded image enhancement technologies of $7.3 million, offset by lower lithography sales in our micro-optics products of $0.9 million.

In January 2011, we announced a reorganization of our Imaging and Optics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus. We also announced a reduction of Imaging and Optics employees by up to 15% of our worldwide employee base along with certain headquarters support functions. Restructuring charges primarily consisted of severance and costs related to the continuation of certain employee benefits that are not expected to be recurring.

Operating expenses for the three months ended June 30, 2011 were $20.4 million and consisted of cost of revenues of $5.2 million, research, development and other related costs of $10.4 million, SG&A expenses of $4.8 million. The decrease of $2.8 million, or 12%, in total operating expenses as compared to $23.2 million for the three months ended June 30, 2010 was primarily due to decreases in personnel related expenses of $1.2 million, material costs of $1.1 million, depreciation and facility related expenses of $0.7 million and stock-based compensation expense of $0.3 million, offset by $0.8 million of increased expenses incurred by Siimpel, acquired in May 2010.

Operating expenses for the six months ended June 30, 2011 were $43.1 million and consisted of cost of revenues of $10.5 million, research, development and other related costs of $21.2 million, SG&A expenses of $9.5 million and restructuring charges of $1.9 million. Total operating expenses for the six months ended June 30, 2011 as compared to $43.1 million for the six months ended June 30, 2010 consisted primarily of $3.2 million of increased expenses incurred by Siimpel, acquired in May 2010, and restructuring charges of $1.9 million, offset by decreases in material costs of $1.3 million, depreciation and facility related expenses of $1.0 million, personnel related expenses of $1.0 million, stock-based compensation expense of $0.8 million, amortization of intangible assets of $0.3 million and legal and consulting services of $0.3 million.

Operating loss for the three months ended June 30, 2011 and 2010 was $10.1 million and $13.7 million, respectively, which represented a reduced loss of $3.6 million, or 26%, for the reasons stated above. Operating loss for the six months ended June 30, 2011 and 2010 was $18.7 million and $25.1 million, respectively, which represented a reduced loss of $6.5 million, or 26%, for the reasons stated above.

We have incurred significant operating losses from the Imaging and Optics segment. If the anticipated future results of the Imaging and Optics segment do not materialize as expected, then the related goodwill and intangible assets could be subject to an impairment charge in the future.

Liquidity and Capital Resources

(in thousands, except for percentages)	As of June 30, 2011	As of December 31, 2010
Cash and cash equivalents	$77,086	$69,268
Short-term investments	449,986	405,737

Total cash, cash equivalents and short-term investments	$527,072	$475,005

Percentage of total assets	71%	67%

	Six Months Ended
	June 30, 2011	June 30, 2010
Net cash provided by operating activities	$50,538	$53,350
Net cash used in investing activities	$(47,709)	$(47,664)
Net cash provided by financing activities	$4,989	$3,319

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $527.1 million at June 30, 2011, an increase of $52.1 million from $475.0 million at December 31, 2010. Cash and cash equivalents were $77.1 million at June 30, 2011, an increase of $7.8 million from $69.3 million at December 31, 2010. The increase in cash and cash equivalents was primarily the result of $50.5 million in cash provided by operating activities and $5.0 million in cash provided by financing activities, offset by $47.7 million net cash used in investing activities.

Cash flows provided by operations were $50.5 million for the six months ended June 30, 2011, primarily due to net income of $22.8 million, adjusted for non-cash items of depreciation and amortization of $13.2 million, stock-based compensation expense of $14.9 million, offset by a net decrease in the changes in operating assets and liabilities of $0.4 million.

Cash flows provided by operations were $53.4 million for the six months ended June 30, 2010, primarily due to net income of $24.8 million, adjusted for non-cash items of depreciation and amortization of $12.8 million, stock-based compensation expense of $14.3 million and net tax benefits from stock options of $1.3 million, and a net increase in the changes in operating assets and liabilities of $0.2 million.

Net cash used in investing activities was $47.7 million for the six months ended June 30, 2011, primarily related to purchases of short-term investments of $195.2 million, purchases of intangible assets of $3.5 million, and purchases of property and equipment of $2.4 million, offset by proceeds from maturities and sales of investments of $151.2 million and proceeds from the sale of assets of $2.2 million.

Net cash used in investing activities was $47.7 million in the six months ended June 30, 2010, primarily related to purchases of short-term investments of $235.1 million, the acquisition of Siimpel for $15.0 million in net consideration, purchases of property and equipment of $7.2 million, purchases of intangible assets of $1.7 million, offset by proceeds from maturities and sales of investments of $211.3 million.

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

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of June 30, 2011, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of June 30, 2011, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash from financing activities was $5.0 million for the six months ended June 30, 2011 due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$8,887	$2,938	$4,283	$1,666	$—
Purchase obligations	585	585	—	—	—

Total	$9,472	$3,523	$4,283	$1,666	$—

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

See Note 12—“Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In 2007, we licensed our OptiML wafer-level camera technology and SHELLCASE wafer-level packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of June 30, 2011 and December 31, 2010, we had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were less than one percent of total revenues and were not significant for the three months ended June 30, 2011 and 2010. Revenues from NemoTek were less than one percent of total revenues and were not significant for the six months ended June 30, 2011 and 2010. The accounts receivable balance from NemoTek was not significant at June 30, 2011 and December 31, 2010.

Since 2008, we have engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of our Board of Directors and has a 33.3% ownership interest in 3LP. For the three and six months ended June 30, 2011, we recognized operating expense of $0.3 million and $0.9 million, respectively, related to these engagements. For the three and six months ended June 30, 2010, we recognized operating expense of $0.6 million and $1.3 million, respectively, related to these engagements. At June 30, 2011 and December 31, 2010, accounts payable balance due to 3LP was $0.2 million and $0.4 million, respectively.

In May 2011, we engaged IRT, Inc. (“IRT”) to provide outside administrative services for a stated hourly rate plus reimbursement for incurred expenses. IRT is solely owned by Robert A. Young, our President and Chief Executive Officer. For the three and six months ended June 30, 2011, operating expenses recognized related to these services were not significant. At June 30, 2011, accounts payable balance due to IRT was not significant.

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

Critical Accounting Estimates

During the three and six months ended June 30, 2011 there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting policies, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K, filed on February 24, 2011.

Recent Accounting Pronouncements

See Note 3—“Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see Item 7A—Quantitative and Qualitative Disclosures About Market Risk in our 2010 Annual Report on Form 10-K, filed on February 24, 2011.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the subheading “Contingencies” in Note 12—“Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

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

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. As more fully described under the subheading “Contingencies” in Note 12—“Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, we are currently involved in litigation involving some of these key patents in the U.S. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of key patents that we license to generate a substantial portion of our revenues. In addition, reexamination requests have been filed against us in the U.S. Patent and Trademark Office (“PTO”) with respect to certain key patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to key patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. As further described under the subheading “Contingencies” in Note 12—“Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, the PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in certain of our key patents. We are currently asserting these key patents and patent claims in certain of our ongoing litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the key patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

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

In the past, we have found it necessary to litigate to enforce our patents and other intellectual property rights, to enforce the terms of our existing license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Our current legal actions, as described under the subheading “Contingencies” in Note 12—“Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, are examples of significant disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by current licensees under the terms of their license agreements. These existing and any future legal actions may harm either of our business segments, and may hinder our ability to independently optimize each of them. For example, they could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our other Micro-electronics or Imaging and Optics technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they subsequently fail to enter into a license agreement with us or pay for licensed technology, then it may become necessary for us to commence legal proceedings against them. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our Micro-electronics or Imaging and Optics technologies. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially higher than expected, which could adversely affect our operating results. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations or cash flows. Even if we prevail in our legal actions, significant contingencies will exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties could also decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

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

We earn a significant amount of our revenues from a limited number of customers. For the three months ended June 30, 2011, there were three customers that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially.

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

At June 30, 2011, we held approximately $77.1 million in cash and cash equivalents and $450.0 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U.S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

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

From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. In April 2011, we announced that we are exploring a possible separation of our Imaging and Optics business. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations or cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that the restructuring, disposal or discontinuance will reduce our operating expenses. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

We may be unable to identify or complete a favorable transaction with respect to the Imaging and Optics business.

Although as previously announced we are exploring a possible separation of our Imaging and Optics business, we have not set a definitive timetable for completing our exploration of strategic alternatives for that business, and there can be no assurance that the process will result in the identification or selection of a transaction, that any transaction that is identified or selected will be completed, or that a completed transaction will be favorable to us and our stockholders. There are numerous hurdles to such a transaction, including the ongoing operating losses of the Imaging and Optics business, which make it uncertain whether such business could be operated as a stand-alone company or would attract interest from any potential buyer.

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

Changes to our enterprise resource planning and other key software applications could cause unexpected problems to occur and disrupt the management of our business.

As our business grows and becomes more complex, it may become necessary to expand and upgrade our enterprise resource planning system (“ERP”), and other management information systems which are critical to the operational, accounting and financial functions of our company. Significant management attention and resources would be used and extensive planning would be required to support effective implementation of a new ERP and other such systems. In addition, such implementation may carry certain risks, including the risk of significant design errors, and unexpected difficulties may arise that could materially and adversely affect the accuracy and timely reporting of our operating results and impact our ability to manage our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on May 11, 2011

10.1+	Employment Letter, dated May 11, 2011, by and between the Registrant and Robert A. Young

10.2+	Separation and Consulting Agreement, dated May 11, 2011, by and between the Registrant and Henry R. Nothhaft

10.3+	Employment Letter, dated June 27, 2011, by and between the Registrant and Richard Chernicoff

10.4+	Severance Agreement, dated March 28, 2011, by and between the Registrant and Farzan Roohparvar

10.5+	Change in Control Severance Agreement, dated March 28, 2011, by and between the Registrant and Farzan Roohparvar

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxomony Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2011

Tessera Technologies, Inc.

By:	/s/ Michael Anthofer
Michael Anthofer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Registration Statement on Form S-1
(SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on May 11, 2011

10.1+	Employment Letter, dated May 11, 2011, by and between the Registrant and Robert A. Young

10.2+	Separation and Consulting Agreement, dated May 11, 2011, by and between the Registrant and Henry R. Nothhaft

10.3+	Employment Letter, dated June 27, 2011, by and between the Registrant and Richard Chernicoff

10.4+	Severance Agreement, dated March 28, 2011, by and between the Registrant and Farzan Roohparvar

10.5+	Change in Control Severance Agreement, dated March 28, 2011, by and between the Registrant and Farzan Roohparvar

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxomony Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.