Form 10-Q
period 2011-09-30
TESSERA TECHNOLOGIES INC
filed 2011-11-04
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 21, 2011, 51,532,465 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$91,398	$69,268
Short-term investments	444,191	405,737
Accounts receivable, net of allowance for doubtful accounts of $43 at each period end	8,237	11,797
Inventories	1,656	1,852
Short-term deferred tax assets	7,126	7,126
Other current assets	10,160	9,900

Total current assets	562,768	505,680

Property and equipment, net	35,845	42,121
Intangible assets, net	86,402	89,956
Goodwill	—	49,653
Long-term deferred tax assets	23,532	21,877
Other assets	2,667	2,567

Total assets	$711,214	$711,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,395	$4,765
Accrued legal fees	9,185	5,088
Accrued liabilities	16,937	21,161
Deferred revenue	1,425	5,754

Total current liabilities	31,942	36,768
Long-term deferred tax liabilities	4,627	4,627
Other long-term liabilities	4,745	5,876

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 52,177 and 51,238 shares issued, respectively, and 51,532 and 50,593 shares outstanding, respectively	52	51
Additional paid-in capital	464,630	437,027
Treasury stock at cost: 645 shares of common stock at each period end	(10,505)	(10,505)
Accumulated other comprehensive income (loss)	(50)	299
Retained earnings	215,773	237,711

Total stockholders' equity	669,900	664,583

Total liabilities and stockholders' equity	$711,214	$711,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Royalty and license fees	$55,271	$76,041	$182,931	$203,250
Product and service revenues	4,071	6,070	14,914	17,700

Total revenues	59,342	82,111	197,845	220,950

Operating expenses:
Cost of revenues	5,594	5,492	16,467	16,473
Research, development and other related costs	18,690	20,769	56,088	54,922
Selling, general and administrative	20,432	19,031	62,671	58,441
Litigation expense	9,059	4,753	22,263	15,693
Restructuring and other charges	2,938	—	4,997	—
Impairment of goodwill	49,653	—	49,653	—

Total operating expenses	106,366	50,045	212,139	145,529

Operating income (loss)	(47,024)	32,066	(14,294)	75,421
Other income and expense, net	690	716	2,024	1,679

Income (loss) before taxes	(46,334)	32,782	(12,270)	77,100
Provision for (benefit from) income taxes	(1,598)	13,754	9,668	33,262

Net income (loss)	$(44,736)	$19,028	$(21,938)	$43,838

Basic and diluted net income (loss) per share:

Net income (loss) per share-basic	$(0.87)	$0.38	$(0.43)	$0.88

Net income (loss) per share-diluted	$(0.87)	$0.38	$(0.43)	$0.87

Weighted average number of shares used in per share calculations-basic	51,364	50,247	50,980	49,862

Weighted average number of shares used in per share calculations-diluted	51,364	50,476	50,980	50,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income (loss)	$(21,938)	$43,838
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,487	8,736
Amortization of intangible assets	12,548	10,695
Loss (gain) on disposal of property and equipment, net	76	(208)
Stock-based compensation expense	20,250	21,171
Impairment of goodwill	49,653	—
Deferred income tax, net	(1,655)	(101)
Tax benefits from employee stock option plan	—	2,066
Excess tax benefit from stock-based compensation	—	(758)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	3,560	1,441
Inventories	196	(353)
Other assets	(360)	1,812
Accounts payable	(370)	(59)
Accrued legal fees	4,097	2,971
Accrued liabilities	(5,831)	(2,898)
Deferred revenue	(4,329)	(1,567)
Income tax payable	—	3,247

Net cash provided by operating activities	63,384	90,033

Cash flows from investing activities:
Purchases of property and equipment	(3,518)	(9,187)
Proceeds from sale of property and equipment	2,207	1,621
Purchases of short-term available-for-sale investments	(269,167)	(345,139)
Proceeds from maturities and sales of short-term and long-term investments	230,364	288,520
Purchases of intangible assets	(8,494)	(4,256)
Acquisitions, net of cash acquired	—	(14,971)

Net cash used in investing activities	(48,608)	(83,412)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	—	758
Proceeds from exercise of stock options	3,180	585
Proceeds from employee stock purchase program	4,174	3,838

Net cash provided by financing activities	7,354	5,181

Net increase in cash and cash equivalents	22,130	11,802
Cash and cash equivalents at beginning of period	69,268	107,873

Cash and cash equivalents at end of period	$91,398	$119,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (together with its subsidiaries, herein referred to as the “Company”) is a technology innovator that develops, invests in, licenses and delivers innovative miniaturization technologies and products for next-generation electronic devices. The Company licenses its technologies worldwide, as well as delivers products based on its technologies. The condensed consolidated financial statements include the accounts of Tessera Technologies, Inc. and each of its wholly owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2011 and 2010, and for the three and nine months then ended, have been prepared by the Company in accordance with U.S. GAAP for interim financial information. The amounts as of December 31, 2010 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K, filed on February 24, 2011.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2011 or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restructuring and other charges

In January 2011, the Company announced a reorganization of its Imaging and Optics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus and a reduction of Imaging and Optics employees by up to 15% of the Company’s worldwide employee base along with certain headquarters support functions. In August 2011, the Company announced a commitment to undertake a workforce reduction at its Yokohama, Japan development facility and to close that facility in order to optimize the Company’s investments and operations. Restructuring and other charges as disclosed on the Condensed Consolidated Statement of Operations primarily consists of severance, costs related to the continuation of certain employee benefits and expenses related to the closure of facilities and are not expected to be recurring. Restructuring and other charges are not expected to have a material impact on future results of operations, liquidity or uses of capital resources and will be paid by the first quarter of 2012.

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

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the effect the adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Trade and other receivables	$8,280	$11,840
Allowance for doubtful accounts	(43)	(43)

	$8,237	$11,797

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$524	$625
Work in process	685	853
Finished goods	447	374

	$1,656	$1,852

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Furniture and equipment	$45,581	$43,086
Land and buildings	21,314	21,282
Leasehold improvements	5,367	5,725
Assets held for sale	674	4,033

	72,936	74,126
Less: Accumulated depreciation and amortization	(37,091)	(32,005)

	$35,845	$42,121

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Employee compensation and benefits	$11,848	$15,148
Other	5,089	6,013

	$16,937	$21,161

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Unrealized gain (loss) on available-for-sale securities, net of tax	$(50)	$299

	$(50)	$299

NOTE 5 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate notes and bonds	$172,189	$68	$(479)	$171,778
Municipal notes and bonds	161,918	239	(9)	162,148
Treasury and agency notes and bills	94,627	156	(4)	94,779
Commercial paper	40,878	2	(25)	40,855
Money market funds	10,092	—	—	10,092
Certificate of deposit	1,022	2	—	1,024

Total available-for-sale securities	$480,726	$467	$(517)	$480,676

Reported in:
Cash and cash equivalents				$36,485
Short-term investments				444,191

Total marketable securities				$480,676

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Municipal bonds and notes	$151,653	$51	$(156)	$151,548
Treasury and agency notes and bills	121,519	233	(6)	121,746
Corporate bonds and notes	114,191	233	(55)	114,369
Commercial paper	57,469	5	(6)	57,468
Money market funds	7,789	—	—	7,789
Bank deposits	74	—	—	74

Total available-for-sale securities	$452,695	$522	$(223)	$452,994

Reported in:
Cash and cash equivalents				$47,257
Short-term investments				405,737

Total marketable securities				$452,994

At September 30, 2011 and December 31, 2010, the Company had $535.6 million and $475.0 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $54.9 million and $22.0 million at September 30, 2011 and December 31, 2010, respectively, was cash held in operating accounts not included in the tables above.

The gross realized gains and losses on sales of marketable securities were not significant during the three and nine months ended September 30, 2011. The gross realized losses on sales of marketable securities were $0.7 million and $1.2 million for the three and nine months ended September 30, 2010. The gross realized gains on sales of marketable securities were not significant during the three months and nine months ended September 30, 2010.

Net unrealized losses of $0.1 million, net of tax, as of September 30, 2011, were related to a temporary decrease in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. These investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of September 30, 2011 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and nine months ended September 30, 2011 and 2010, respectively, the Company did not record any impairment charges.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at September 30, 2011 and December 31, 2010, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

September 30, 2011	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$124,820	$(479)	$—	$—	$124,820	$(479)
Commercial paper	16,964	(25)	—	—	16,964	(25)
Treasury and agency notes and bills	13,825	(4)	—	—	13,825	(4)
Municipal bonds and notes	13,786	(9)	—	—	13,786	(9)

Total	$169,395	$(517)	$—	$—	$169,395	$(517)

December 31, 2010	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds and notes	$96,230	$(156)	$—	$—	$96,230	$(156)
Corporate bonds and notes	35,804	(54)	749	(1)	36,553	(55)
Commercial paper	34,481	(6)	—	—	34,481	(6)
Treasury and agency notes and bills	2,994	(6)	—	—	2,994	(6)

Total	$169,509	$(222)	$749	$(1)	$170,258	$(223)

The estimated fair value of marketable securities by contractual maturity at September 30, 2011 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or redeem certain securities.

Estimated Fair Value
Due in one year or less	$338,535
Due in one to two years	142,141

Total	$480,676

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of September 30, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$10,092	$10,092	$—	$—
Corporate bonds and notes (2)	171,778	—	171,778	—
Municipal bonds and notes (2)	162,148	—	162,148	—
Treasury and agency notes and bills (2)	94,779	—	94,779	—
Commercial paper (3)	40,855	—	40,855	—
Certificate of deposit (2)	1,024	—	1,024	—

Total marketable securities	480,676	10,092	470,584	—
Assets held for sale (4)	674	—	—	674

Total Assets	$481,350	$10,092	$470,584	$674

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at September 30, 2011:

(1)	Money market funds were reported as cash and cash equivalents.
(2)	Corporate bonds and notes, municipal bond and notes, treasury and agency notes and bills and certificate of deposit were reported as short-term investments.
(3)	Commercial paper was reported as either cash and cash equivalents or short-term investments.
(4)	Assets held for sale were reported in property and equipment, net.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2010 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$7,789	$7,789	$—	$—
Bank deposits (1)	74	74	—	—
Municipal bonds and notes (2)	151,548	—	151,548	—
Treasury and agency notes and bills (3)	121,746	—	121,746	—
Corporate bonds and notes (3)	114,369	—	114,369	—
Commercial paper (2)	57,468	—	57,468	—

Total marketable securities	452,994	7,863	445,131	—
Assets held for sale (4)	4,033	603	—	3,430

Total Assets	$457,027	$8,466	$445,131	$3,430

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2010:

(1)	Money market funds and bank deposits were reported as cash and cash equivalents.
(2)	Municipal bonds and notes and commercial paper were reported as either cash and cash equivalents or short-term investments.
(3)	Treasury and agency notes and bills and corporate bonds and notes were reported as short-term investments.
(4)	Assets held for sale were reported in property and equipment, net.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

	Assets held for sale (Level 3)	Total (Level 3)
Balance at December 31, 2010	$3,430	$3,430
Purchases, sales, issuances and settlements, net	(2,756)	(2,756)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Transfers in (out) of Level 3	—	—

Balance at September 30, 2011	$674	$674

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

The Company reviews goodwill for impairment annually during its fourth quarter and whenever events or changes in circumstances occur that could indicate the carrying value may not be recoverable in accordance with the authoritative guidance for goodwill and other intangible assets. Changes in circumstances that could indicate that the carrying value of the Company’s goodwill and intangible assets not be recoverable may include, but are not limited to: a decline in future cash flows, slow adoption of products by customers, significant decline in growth rates in units or revenues in the industry in which the reporting unit operates, a more-likely-than-not expectation that the fair value of goodwill or assets will be adversely impacted when a reporting unit or a significant portion of a reporting unit is sold or otherwise disposed of, or if the Company’s market capitalization is below its net book value of equity.

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

The carrying value for goodwill was $49.7 million at December 31, 2010, all of which was allocated to the Imaging and Optics segment. Since August 8, 2011, the Company’s market capitalization was significantly lower than its net book value of equity and the Company concluded that there was a strong indicator of a potential goodwill impairment where the carrying value of goodwill may not be recoverable. Due to the timing of the annual goodwill impairment testing and the complexity of the required second step of the impairment test, the Company was unable to complete the valuation analysis prior to the issuance of the financial statements included in this report. The Company determined that the entire carrying value of the goodwill was impaired due to the significant decline in its market capitalization and based upon preliminary second step analysis. As a result, the Company recorded a charge of $49.7 million to “Impairment of goodwill” on the Condensed Consolidated Statement of Operations. Accordingly, the carrying value of goodwill was zero at September 30, 2011. There was no impairment of goodwill for the three and nine months ended September 30, 2010.

The Company also assessed the carrying value of long-lived assets and concluded that the assets are recoverable from their projected cash flows. There was no impairment of long-lived assets for the three and nine months ended September 30, 2011 and 2010. The Company has incurred significant operating losses from the Imaging and Optics segment. If the anticipated future results of the Imaging and Optics segment do not materialize as expected, then the related intangible assets could be subject to an impairment charge in the future. See Note 13—“Segment and Geographic Information” for additional detail.

Identified intangible assets consisted of the following (in thousands):

		September 30, 2011			December 31, 2010
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$72,854	$(19,313)	$53,541	$63,894	$(13,345)	$50,549
Existing technology	5-10	54,196	(30,302)	23,894	54,162	(25,105)	29,057
Customer contracts	3-9	11,900	(6,453)	5,447	11,900	(5,386)	6,514
Trade name	4-10	3,620	(2,000)	1,620	3,620	(1,695)	1,925
In-process research and development	Indefinite	1,900	—	1,900	1,900	—	1,900
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,400)	—
Assembled workforce	4	300	(300)	—	300	(289)	11

		$146,170	$(59,768)	$86,402	$137,176	$(47,220)	$89,956

Amortization expense for the three months ended September 30, 2011 and 2010 amounted to $4.3 million and $3.6 million, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 amounted to $12.5 million and $10.7 million, respectively.

As of September 30, 2011, the estimated future amortization expense of intangible assets, excluding the in-process research and development, is as follows (in thousands):

2011 (remaining 3 months)	$4,357
2012	16,682
2013	15,819
2014	14,009
2015	12,826
Thereafter	20,809

$84,502

NOTE 8 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(44,736)	$19,028	$(21,938)	$43,838
Denominator:
Weighted average common shares outstanding	51,407	50,390	51,041	50,048
Less: Unvested common shares subject to repurchase	(43)	(143)	(61)	(186)

Total shares-basic	51,364	50,247	50,980	49,862
Effect of dilutive securities:
Stock awards	—	107	—	135
Restricted stock awards and units	—	122	—	195

Total shares-diluted	51,364	50,476	50,980	50,192

Net income (loss) per share-basic	$(0.87)	$0.38	$(0.43)	$0.88

Net income (loss) per share-diluted	$(0.87)	$0.38	$(0.43)	$0.87

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

For the three and nine months ended September 30, 2011, the Company excluded from net loss per share calculations all potential dilutive common stock because their effect on net loss per share was anti-dilutive. For the three and nine months ended September 30, 2010, approximately 6.4 million and 5.8 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 9 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2011 and December 31, 2010, the Company had repurchased a total of 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2011, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Board of Directors adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Board of Directors adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of September 30, 2011, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board of Directors decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board of Directors adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of September 30, 2011, there were 4,885,000 shares reserved for future grant under this plan.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2010	6,383	$22.09
Options granted	1,781	$15.15
Options exercised	(210)	$15.16
Options cancelled / forfeited / expired	(989)	$24.37

Balance at September 30, 2011	6,965	$20.20

Information with respect to outstanding restricted stock awards and units as of September 30, 2011 is as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	980	565	1,545	$19.89
Awards and units granted	227	—	227	$16.16
Awards and units vested / earned	(312)	(113)	(425)	$23.50
Awards and units cancelled / forfeited	(160)	(143)	(303)	$19.34

Balance at September 30, 2011	735	309	1,044	$17.77

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

Employee Stock Purchase Plan

In August 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan, which was approved by the Company’s stockholders in September 2003. The Company initially reserved 200,000 shares of common stock for issuance under the 2003 Employee Stock Purchase Plan. The reserve will automatically increase on the first day of each fiscal year during the term of the 2003 Employee Stock Purchase Plan by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the Board of Directors. Subsequently, the Board of Directors adopted the International Employee Stock Purchase Plan in June 2008 which reserves 200,000 shares of common stock for issuance under this plan. The 2003 Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (collectively, “ESPP”) are designed to allow eligible employees residing in the U.S. or internationally to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

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

As of September 30, 2011, there were 391,000 shares reserved for grant under the ESPP.

NOTE 10 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of revenues	$67	$136	$339	$432
Research, development and other related costs	1,694	2,960	6,548	8,210
Selling, general and administrative	3,598	3,798	13,363	12,529

Total stock-based compensation expense	$5,359	$6,894	$20,250	$21,171

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2011 and 2010 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Employee stock options	$3,375	$3,428	$12,547	$11,230
Restricted stock awards and units	1,494	2,918	6,124	8,299
Employee stock purchase plan	490	548	1,579	1,642

Total stock-based compensation expense	$5,359	$6,894	$20,250	$21,171

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

The following assumptions were used to value the options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Expected life (in years)	3.7	3.8	3.7	3.8
Risk-free interest rate	0.7%	1.0%	0.7 -1.8%	1.0 -2.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	76.5%	75.5%	76.3 -76.7%	75.4 -75.7%

NOTE 11 – INCOME TAXES

The benefit from income taxes for the three months ended September 30, 2011 was $1.6 million and was largely comprised of a tax benefit for the impairment of tax-deductible goodwill as offset by domestic income tax and foreign income and withholding taxes. The provision for income taxes for the nine months ended September 30, 2011 was $9.7 million and was comprised of domestic income tax and foreign income and withholding taxes as offset by a tax benefit of the impairment of tax-deductible goodwill. The provision for income taxes for the three and nine months ended September 30, 2010 was $13.8 million and $33.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected for the year is based on actual withholding tax for the quarter. The decreases in the income tax provision for the three and nine months ended September 30, 2011 as compared to the prior year periods were largely attributable to the benefit of the impairment of tax-deductible goodwill, a decrease in taxable income as proportionately impacted by state tax law changes which reduced state tax payable, an increased benefit from domestic research credits, and a reduction in losses in jurisdictions for which no benefit can be realized.

As of September 30, 2011, unrecognized tax benefits approximated $3.9 million, of which $2.2 million would affect the effective tax rate if recognized. At December 31, 2010, unrecognized tax benefits were $4.8 million of which $3.2 million would affect the effective tax rate if recognized. The decrease was due to the effective settlement of a state tax examination by California which balance was reclassified to income tax payable. It is reasonably possible that unrecognized tax benefits will decrease by a further $0.6 million to $0.7 million during 2011 due to the lapse in a foreign statute of limitation relating to various tax incentives. The reversal of the unrecognized tax benefit should not have a material effect to the statement of operations.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $0.5 million of accrued interest and penalties related to unrecognized tax benefits at each period end of September 30, 2011 and December 31, 2010.

At September 30, 2011, the Company’s 2006 through 2010 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company has been contacted by the Internal Revenue Service for an audit of its 2008 and 2009 tax returns. The Company has effectively settled its state tax examination by California for the years 2006 and 2007.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2015. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. In addition, the Company has agreements containing non-cancelable, non-refundable payment terms with third parties to purchase services. Rent expense for the three months ended September 30, 2011 and 2010, was $0.8 million and $0.7 million, respectively. Rent expense for the nine months ended September 30, 2011 and 2010, was $2.4 million and $2.1 million, respectively.

As of September 30, 2011, future minimum lease payments and purchase obligations are as follows (in thousands):

	Lease Obligations	Purchase Obligations	Total
2011 (remaining 3 months)	$754	$495	$1,249
2012	2,819	915	3,734
2013	2,448	280	2,728
2014	1,979	—	1,979
2015	928	—	928
Thereafter	2	—	2

	$8,930	$1,690	$10,620

Contingencies

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.)

On October 7, 2005,Tessera, Inc., a subsidiary of Tessera Technologies, Inc., filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California, alleging infringement of Tessera, Inc.’s U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion LLC’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. Tessera, Inc. also seeks other relief, including enjoining AMD and Spansion LLC from continuing to infringe these patents.

On December 16, 2005, Tessera, Inc. filed a first amended complaint to add Spansion Inc. and Spansion Technology, Inc. to the lawsuit.

On January 31, 2006, Tessera, Inc. filed a second amended complaint to add claims for breach of contract and/or patent infringement against several new defendants, including Advanced Semiconductor Engineering, Inc., ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd, Siliconware USA Inc., STMicroelectronics N.V., STMicroelectronics, Inc., STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to Tessera, Inc.’s claims, and some of them have brought related counterclaims alleging that the Tessera, Inc. patents at issue are invalid, unenforceable and not infringed, and/or that Tessera, Inc. is not the owner of the patents.

On May 24, 2007, the parties stipulated to temporarily stay this action pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). On August 5, 2008, the court ordered that this action be further stayed pending completion, including appeals, of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for January 4, 2012. Tessera, Inc. expects that potential damages continued to accrue during the stay period through the expiration of the asserted patents in September 2010. Upon completion of Investigation No. 337-TA-605, including any appeals, the proceeding may continue, with Tessera, Inc. seeking to recover its damages attributable to the alleged infringement.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688

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

On September 17, 2009, the judge to whom the case previously had been assigned filed a petition with the Judicial Council to coordinate the lawsuit with the Rambus v. Micron lawsuit pending before Judge Kramer in the San Francisco County Superior Court (Case No. 04-0431105). On October 15, 2009, the Judicial Council issued an order appointing Judge Kramer as the coordination motion judge. In December 2009, the lawsuit was formally coordinated with the Rambus v. Micron lawsuit.

Fact and expert discovery in the action are closed, with the exception of supplemental expert discovery that will take place before trial. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things the Company’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. The Company’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding the Company’s claims for damages. The court granted Hynix’s motion to dismiss the Company’s intentional interference claim. The court held hearings in August and September 2010 on several motions in limine. At present, no trial date has been set. The parties are proceeding with trial preparation activities and are next scheduled to appear for pretrial matters on December 8, 2011.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same, ITC No. 337-TA-605

On April 17, 2007, Tessera, Inc. filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera, Inc. on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC and ST Microelectronics N.V. The ITC, among other things, investigated infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and considered Tessera, Inc.’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

On September 19, 2007, the ITC issued an order setting key dates for the investigation, including for the ITC hearing which was scheduled to run from February 25, 2008 to February 29, 2008. On October 17, 2007, the investigation was assigned to Administrative Law Judge Theodore Essex.

On June 11, 2007, the respondents filed a motion to stay the investigation pending the completion of reexamination proceedings relating to the asserted Tessera, Inc. patents. Tessera, Inc. opposed the motion on June 21, 2007; Judge Essex did not rule on the motion. On February 22, 2008, the respondents filed a renewed motion to stay the ITC action pending completion of reexamination proceedings relating to the patents at issue, in view of office actions issued by the United States Patent and Trademark Office (“PTO”) in the reexamination of these patents described below in Reexamination Proceedings. An initial hearing of the matter was held on February 25, 2008, and Tessera, Inc. further opposed the motion in writing on that date. On February 26, 2008, Judge Essex ruled that the action would be stayed in view of the pending reexamination proceedings relating to the patents at issue.

On March 4, 2008, Tessera, Inc. filed a Request for Emergency Review with the ITC, seeking reversal of the order staying the case, and seeking reinstatement of the hearing date. On March 27, 2008, the ITC issued an order reversing the stay, and requiring that the hearing proceedings be rescheduled for the earliest practicable date. On April 29, 2008, the ITC issued its confidential written opinion regarding reversal of the stay.

The five-day hearing began on July 14, 2008, and was completed on July 18, 2008. On October 16, 2008, Judge Essex issued an order extending the target date for completion of the investigation by the ITC from February 20, 2009 to April 3, 2009, and extended the target date for issuance of the initial determination regarding violation from October 20, 2008 to December 1, 2008.

On December 1, 2008, Judge Essex issued the Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond. He found, among other things, that Tessera, Inc. had established a domestic industry in the United States due to Tessera, Inc.’s licensing program, that the asserted patents are valid, but that Tessera, Inc. had failed to prove infringement of the asserted claims of the patents-in-suit.

On December 15, 2008, Tessera, Inc., certain respondents, and the Staff filed petitions for review of the Initial Determination. The parties filed replies to each others’ petitions for review on December 23, 2008.

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

On March 12, 2009, respondents Spansion, Inc. and Spansion LLC (collectively, “Spansion”) filed a Notice of Commencement of Bankruptcy Proceedings and Automatic Stay, notifying the Commission of Spansion’s recent filings for bankruptcy and asserting that certain administrative claims against Spansion must be stayed pursuant to Section 362 of the Bankruptcy Code. On March 18, 2009, Tessera, Inc. filed a response to Spansion’s filing, noting that Spansion did not expressly claim that the bankruptcy filing required a stay of this action. On March 23, 2009, the ITC staff submitted a response to Spansion’s filing, asserting that Spansion’s bankruptcy filing does not require any stay of the investigation against Spansion. On May 20, 2009, the ITC denied Spansion’s request to stay the investigation against Spansion.

On March 26, 2009, the Commission issued a Notice of Commission Decision to Request Additional Briefing on Remedy and to Extend the Target Date. Pursuant to the notice, the Commission requested additional briefing from the parties, or from any interested third parties, addressing three issues specified in the notice regarding the appropriateness of Tessera, Inc.’s proposed remedy. The Commission also determined that the target date for issuance of its final determination would be extended from April 14, 2009 until May 20, 2009. Initial written submissions in response to the Commission’s notice were filed by Tessera, Inc., certain respondents, the ITC staff, and by certain third parties on April 10, 2009. Reply submissions were filed by Tessera, Inc., certain respondents, the ITC staff and certain third parties on April 20, 2009. On April 20, 2009, the Commission also issued an order permitting interested third parties to have an extra nine days, until April 29, 2009, to file additional reply submissions.

On May 20, 2009, the Commission issued its Final Determination in the action. The Commission, among other things, reversed Judge Essex’s ruling that Tessera, Inc. had not proven infringement by the respondents, and ruled that Tessera, Inc. had established infringement. The Commission affirmed Judge Essex’s ruling that the patents are not invalid. The Commission denied Tessera, Inc.’s request for a General Exclusion Order, but granted a Limited Exclusion Order against all respondents (and certain related entities) and Cease and Desist Orders against certain respondents (and certain related entities).

On or about July 19, 2009, the Presidential Review period expired, and no alterations were made to the ITC’s orders in the investigation. The Investigation by the ITC has been appealed, as discussed immediately below.

On or about June 2, 2009, Motorola, Inc. and Tessera, Inc. entered into a settlement and license agreement regarding certain Tessera, Inc. technology, including the patents at issue in the ITC investigation.

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

On July 22, 2009, the Federal Circuit issued an order consolidating appeals from the ITC’s 337-TA-605 investigation, and ordering Tessera, Inc. and the ITC to file responses to the appellants’ motion to stay no later than July 29, 2009. On July 29, 2009, Tessera, Inc. and the ITC each filed their briefing in opposition to a stay of the ITC’s orders during the appeal. On August 3, 2009, the respondents filed a reply brief in support of their motion. On August 4, 2009, Tessera, Inc. filed a supplemental response to the respondents’ reply brief. Also on August 4, 2009, the Federal Circuit issued an order denying Tessera, Inc.’s request for leave to file a brief in excess of the usual page limits, and ordered Tessera, Inc. to file a corrected version of its July 29, 2009 brief consisting of no more than 20 pages. Tessera, Inc. filed its corrected brief on August 6, 2009. On September 8, 2009, the Federal Circuit denied the motions for a stay.

On September 22, 2009, respondents ATI Technologies, Inc. and Freescale Semiconductor, Inc. filed a Combined Motion for Reconsideration and Suggestion for Rehearing En Banc of the Federal Circuit’s denial of their stay motion. Tessera, Inc. opposed the motion on October 5, 2009. The ITC also opposed the motion on October 5, 2009. On October 23, 2009, the Federal Circuit ruled in Tessera, Inc.’s favor, denying the respondents’ request to stay the limited exclusion order and cease and desist orders during the appeal. The Federal Circuit also notified the parties that it had circulated the petition for rehearing en banc to the court. On November 5, 2009, the petition for rehearing en banc was denied.

On October 30, 2009, the respondents filed their appellate briefing regarding the merits of the ITC’s ruling. Tessera, Inc. filed its response brief in the appeal on January 15, 2010, and the respondents’ reply briefs were filed on February 19, 2010. Oral argument occurred on June 9, 2010. On December 21, 2010, the U.S. Court of Appeals for the Federal Circuit affirmed the ITC’s Final Determination and remedial orders in their entirety.

On February 4, 2011, Qualcomm, Inc. filed a petition for panel rehearing and rehearing en banc; ST Microelectronics N.V., Freescale Semiconductor, Inc., Spansion, Inc. and Spansion LLC and ATI Technologies, ULC filed a petition for rehearing en banc. On February 10, 2011 the Federal Circuit requested that Tessera, Inc. respond to the motions for rehearing by February 24, 2011. In addition, ATI Technologies, ULC filed a motion to vacate the Federal Circuit’s opinion and dismiss the appeal as moot, to vacate the ITC’s final determination, and to remand with directions to dismiss the complaint. Tessera, Inc. responded to these ATI motions on February 18, 2011. The motions for panel rehearing, rehearing en banc, and to vacate and dismiss were all denied. The Federal Circuit’s decision affirming the ITC’s judgment issued as a mandate on April 5, 2011. On July 27, 2011, Spansion, Inc. and Spansion LLC, Freescale Semiconductor, Inc., ATI Technologies, ULC and ST Microelectronics N.V. filed a petition for a writ of certiorari with the U.S. Supreme Court, and Qualcomm, Inc. also filed a petition for a writ of certiorari with the U.S. Supreme Court. Tessera, Inc. filed its response to the petitions on October 28, 2011.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Motorola, Inc., et. al, Civil Action No. 2-07-CV-143 (E.D. Tex.)

On April 17, 2007, Tessera, Inc. filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera, Inc.’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. Tessera, Inc. also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera, Inc.’s complaint. The parties have agreed that the case will be temporarily stayed pending completion, including appeals, of ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same.

On or about June 2, 2009, Motorola, Inc. and Tessera, Inc. entered into a settlement and license agreement regarding certain Tessera, Inc. technology, including the patents at issue in this action. Tessera, Inc.’s request to dismiss Motorola, Inc. from the action was granted by the Court on June 8, 2009.

The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”)

On December 7, 2007, Tessera, Inc. filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera, Inc. on January 3, 2008. The respondents named in the complaint were A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. In the Notice of Institution, the ITC stated that it would, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera, Inc.’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

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

With the exception of the TwinMOS respondents, all of the respondents answered Tessera, Inc.’s complaint. On February 19, 2008, Tessera, Inc. filed a motion for an order to show cause why the TwinMOS respondents should not be found to be in default. Tessera, Inc.’s motion was granted. The TwinMOS respondents have not responded to the order to show cause.

On May 15, 2008, Tessera, Inc. filed a motion to withdraw U.S. Patent No. 6,458,681 from the ITC action. The respondents did not oppose the motion, and the motion was granted. In July 2008, the action was assigned to Judge Essex.

On May 21, 2008, Tessera, Inc. settled its dispute with one of the respondents, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that their accused products infringe those patents. IPSG has been dismissed from the ITC action. On August 14, 2008, Tessera, Inc. settled its dispute with another respondent, Peripheral Devices & Products Systems, Inc. (“PDP”), and entered into a settlement and license agreement with PDP. As part of the settlement, PDP, on behalf of itself and its parents, affiliates and subsidiaries, acknowledged the validity and enforceability of the asserted patents, and further acknowledged that its accused products infringe those patents. On September 22, 2008, Judge Essex granted the motion of A-DATA Technology Co., Ltd. and A-DATA Technology (USA) Co., Ltd. to dismiss those respondents from the ITC action based on their stipulation to a consent order pursuant to which they agreed not to import or sell for importation into the United States any products infringing Tessera, Inc.’s asserted patents.

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

On August 28, 2009, Judge Essex issued an Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond, in which he found that no violation of Section 337 of the Tariff Act of 1930 had occurred. The Administrative Law Judge (“ALJ”) held, among other things, that the Commission had subject matter jurisdiction over the parties and products, that the importation or sale requirement of Section 337 was satisfied, that the accused products do not infringe the asserted claims, that the asserted claims are not invalid for anticipation, obviousness or indefiniteness, that a domestic industry exists, that the respondents failed to approve the affirmative defense of licensing, that respondents except for Elpida Memory, Inc. and Elpida Memory (USA) Inc. (collectively, “Elpida”) failed to prove the affirmative defense of patent exhaustion for certain accused products but had established it for others, and that Elpida proved that all of its accused products are subject to patent exhaustion. The section addressing the recommended remedy and bond provisionally recommended among other things that, if a violation of Section 337 had been found, Tessera, Inc. had not demonstrated entitlement to a general exclusion order or an order extending to downstream products, and that a bond could have been set at a reasonable royalty rate as determined by Tessera, Inc.’s license agreements.

On September 17, 2009, Tessera, Inc. and the ITC Staff filed petitions for review of portions of the Initial Determination. Certain respondents also conditionally sought review of portions of the Initial Determination. The parties filed replies to each others’ petitions for review on October 1, 2009. On October 30, 2009, the ITC announced that it would review portions of the Initial Determination. The Commission stated that it would review, among other things, whether the respondents infringed the Tessera, Inc. patents asserted in the action.

On December 29, 2009, the ITC issued a Notice of Final Determination holding, among other things, that it would (1) modify the ALJ’s construction of the claim terms “top layer” and “thereon” recited in claim 1 of U.S. Patent No. 5,663,106 (the “106 patent”); (2) reverse the ALJ’s finding that the accused µBGA products do not meet all of the limitations of the asserted claims of the ‘106 patent but affirm his finding that there is no infringement due to patent exhaustion; (3) affirm the ALJ’s finding that the accused wBGA products do not infringe the asserted claims of the ‘106 patent; (4) affirm the ALJ’s validity and domestic industry analyses pertaining to the asserted claims of the ‘106 patent; (5) affirm the ALJ’s finding that the Direct Loading testing methodology employed by Tessera, Inc.’s expert fails to prove infringement; and (6) affirm the ALJ’s finding that the 1989 Motorola OMPAC 68-pin chip package fails to anticipate claims 17 and 18 of U.S. Patent No. 5,679,977 (the “977 patent”) under the on-sale bar provision of 35 U.S.C. § 102(b), but modify a portion of the Initial Determination. A public version of the ITC’s full opinion was issued on February 24, 2010. The ruling by the ITC is now being appealed, as discussed immediately below. In September 2010, the ‘977 and ‘627 patents expired.

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

Tessera, Inc. et al., v. International Trade Commission., U.S. Court of Appeals for the Federal Circuit Case No. 2010-1176

On January 28, 2010, Tessera, Inc. filed a Notice of Appeal of the ITC’s Final Determination in the ‘630 ITC Action with the United States Court of Appeals for the Federal Circuit. Oral argument was held on January 14, 2011. On May 23, 2011, the Court of Appeals released an opinion affirming the ITC’s Final Determination. On July 7, 2011, Tessera, Inc. filed a petition seeking rehearing and rehearing en banc of that decision. On July 14, 2011 Tessera, Inc. was notified that the Court of Appeals requested a consolidated response from the intervenors to Tessera, Inc.’s petition for rehearing and rehearing en banc. On July 28, 2011, Acer, Inc., Acer America Corp., Elpida Memory, Inc., Elpida Memory (USA) Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Powerchip Semiconductor Corp., Ramaxel Technology Ltd., and Smart Modular Technologies, Inc. filed a response to Tessera, Inc.’s combined petition for rehearing and rehearing en banc. On August 30, 2011 Tessera, Inc.’s petition seeking rehearing in this matter was denied. On October 28, 2011 Tessera, Inc. filed a petition with the United States Supreme Court requesting an extension of time to file a petition for certiorari. The petition was granted on November 2, 2011. Tessera, Inc.’s petition is now due on December 28, 2011.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2-07-CV-534 (E.D. Tex.)

On December 7, 2007, Tessera, Inc. filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera, Inc.’s U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. Tessera, Inc. also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

The defendants have not yet answered Tessera, Inc.’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution of the ‘630 ITC Action. Tessera, Inc. did not oppose the motions to stay. Tessera, Inc. filed a motion seeking to find TwinMOS Technologies U.S.A. Inc. in default, and the clerk has entered the default. On February 25, 2008, the district court granted the defendants’ motion to stay the action.

As noted above, on May 21, 2008, Tessera, Inc. settled its dispute with one of the defendants, International Products Sourcing Group (“IPSG”), and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that their accused products infringe those patents. IPSG was dismissed from the Texas district court action on June 30, 2008. On August 14, 2008, Tessera, Inc. settled its dispute with another defendant, Peripheral Devices & Products Systems, Inc. (“PDP”), and entered into a settlement and license agreement with PDP. As part of the settlement, PDP, on behalf of itself and its parents, affiliates and subsidiaries, acknowledged the validity and enforceability of the asserted patents, and further acknowledged that its accused products infringe those patents. On September 9, 2008, PDP was dismissed from the Texas district court action.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. (collectively, “Siliconware”) filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera, Inc.’s U.S. Patent No. 5,663,106. Tessera, Inc. filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by Siliconware. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for January 4, 2012.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. v. Tessera, Inc., Civil Action No. 08-03726 (N.D. Cal.)

On August 4, 2008, Advanced Semiconductor Engineering Inc., ASE Test Limited, and ASE (U.S.) Inc. (collectively, “ASE”) filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera, Inc.’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. Tessera, Inc. filed its Answer and Counterclaims on December 1, 2008, asserting infringement of the patent at issue by ASE. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for January 4, 2012.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 08-03827 (N.D. Cal.)

On August 11, 2008, ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. (collectively, “ChipMOS”) filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera, Inc.’s U.S. Patent No. 5,663,106. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. Tessera, Inc. filed its Answer and Counterclaims on September 12, 2008, asserting infringement of the patent at issue by ChipMOS. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which Investigation was terminated in July 2009. The matter currently remains stayed, with a Case Management Conference currently set for January 4, 2012.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 10-00945 (N.D. Cal.) and U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489

On March 5, 2010, Powertech Technology Inc. (“PTI”) filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera, Inc.’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries Co., Ltd. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.), and assigned to the judge presiding over the action.

On April 1, 2010, Tessera, Inc. filed a motion to dismiss the complaint for lack of subject matter jurisdiction. The hearing on Tessera, Inc.’s motion occurred on May 13, 2010. On June 1, 2010, the judge granted Tessera, Inc.’s motion, and dismissed the action.

On June 29, 2010, PTI filed a motion seeking reconsideration of the June 1, 2010 order dismissing the action. Tessera, Inc.’s opposition to PTI’s motion for reconsideration was filed on July 15, 2010. On August 3, 2010, PTI’s motion was denied. On August 6, 2010, PTI filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit.

The Company cannot predict the outcome of this proceeding or the associated appeal. An adverse decision in these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

On August 6, 2010, PTI filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On October 19, 2010, PTI filed its principal brief in the appeal. On January 3, 2011 Tessera, Inc. filed its principal brief. PTI’s reply brief was filed on February 14, 2011. Oral argument was held on May 4, 2011.

On September 30, 2011, the Federal Circuit issued an opinion reversing and remanding the case to the district court, determining that there was declaratory judgment jurisdiction. Tessera, Inc. filed an unopposed request for an extension of time in which to file a petition for rehearing, which the Federal Circuit granted on October 27, 2011. Tessera, Inc.’s petition for rehearing is due on November 14, 2011.

The district court has set a Case Management Conference for January 4, 2012.

The Company cannot predict the outcome of this proceeding or the associated appeal. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. UTAC (Taiwan) Corporation, Civil Action No. 10-04435 (N.D. Cal.)

On September 30, 2010, Tessera, Inc. filed a complaint against UTAC (Taiwan) Corporation (“UTAC Taiwan”) in the United States District Court for the Northern District of California. The case was initially assigned to Magistrate Judge Howard R. Lloyd, was reassigned to Judge Jeremy Fogel on October 8, 2010, and was then reassigned to Judge Edward J. Davila on April 25, 2011. Tessera, Inc.’s complaint names as defendant UTAC Taiwan and alleges causes of action for breach of contract, declaratory relief, and breach of the implied covenant of good faith and fair dealing. The complaint requests of the Court, among other things, a judicial determination and declaration that UTAC Taiwan remains contractually obligated to pay royalties to Tessera, Inc., an accounting and restitution in an amount to be determined at trial, and an award of damages in an amount to be determined at trial, plus interest on damages, costs, disbursements, attorneys’ fees, and such other and further relief as the Court may deem just and proper. The case is in the pleading stage. UTAC Taiwan has accepted service of the pleadings.

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

Tessera, Inc. v. Sony Electronics, Inc. et al., Civil Action No. 10-CV-838(D. Del.)

On October 1, 2010, Tessera, Inc. filed a complaint against Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation in the United States District Court for the District of Delaware. The case was assigned to Judge Renee Marie Bumb of the District of New Jersey and then referred to Magistrate Judge Karen M. Williams in the same District. Tessera, Inc.’s complaint alleges that defendants Sony Electronics, Inc., Sony Corporation (collectively, “Sony”), and Renesas Electronics Corporation infringed and are currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent No. 6,885,106. The complaint requests of the Court, among other things, a judgment that the defendants willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent No. 6,885,106; an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent No. 6,885,106; an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper. On April 29, 2011, Renesas filed an Answer and Counterclaims that, among other things, denies infringement, allege invalidity and unenforceability of U.S. Patent No. 6,885,106, and asserts that Tessera, Inc. is not entitled to injunctive relief.

On May 23, 2011, Tessera, Inc. filed an Amended Complaint, repeating its infringement allegations against Sony and Renesas as to U.S. Patent No. 6,885,106, and adding allegations that Renesas has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement of, U.S. Patent No. 6,054,337. The Amended Complaint requests of the Court, among other things, a judgment that the defendants have willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent No. 6,885,106 (and as to Renesas, one or more claims of U.S. Patent No. 6,054,337); an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent No. 6,885,106 (and as to Renesas, of U.S. Patent No. 6,054,337); an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper.

On June 17, 2011, Sony filed an Answer and Counterclaims to Tessera, Inc.’s Amended Complaint; in its filing, Sony, among other things, denies infringement of U.S. Patent No. 6,885,106 and alleges invalidity of U.S. Patent No. 6,885,106. Sony also alleges that Tessera, Inc.’s claims are precluded to the extent any allegedly infringing products are supplied directly or indirectly to Sony by an entity or entities having an express or implied license to the patents-in-suit, to the extent any allegedly infringing products are supplied, directly or indirectly, by Sony to an entity or entities having an express or implied license to the patents-in-suit, and/or to the extent Tessera, Inc.’s claims are otherwise precluded by the doctrine of patent exhaustion. Also on June 17, 2011, Renesas filed an Answer and Counterclaims to Tessera, Inc.’s Amended Complaint; in its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337, alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337 and unenforceability of U.S. Patent No. 6,885,106, and alleges that Tessera, Inc. is not entitled to any injunctive relief.

On July 11, 2011, Tessera, Inc. filed a motion to dismiss Renesas’s counterclaim of inequitable conduct and strike Renesas’s affirmative defense of inequitable conduct. On July 12, 2011, Renesas filed a motion to transfer the case to the Northern District of California. Each of these motions is pending. A case management conference was held on July 26, 2011.

On October 28, 2011, Tessera, Inc. filed a Second Amended Complaint, repeating its infringement allegations against Sony and Renesas as to U.S. Patent No. 6,885,106 and its allegations against Renesas as to U.S. Patent No. 6,054,337, and adding allegations that Sony has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement of, U.S. Patent No. 6,054,337. The Second Amended Complaint requests of the Court, among other things, a judgment that the defendants have willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent Nos. 6,885,106 and U.S. Patent No. 6,054,337); an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent Nos. 6,885,106 and 6,054,337; an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Sony Corporation, Civil Action No. 11-04399 (N.D. Cal.)

On May 26, 2011, Tessera, Inc. filed a complaint against Sony Corporation (“Sony”) in the California Superior Court for Santa Clara County. Tessera, Inc.’s complaint alleges breach of contract and breach of the covenant of good faith and fair dealing claims against Sony. Tessera, Inc. contends that Sony failed to abide by the terms of a royalty-bearing technology license agreement between the parties. Tessera, Inc. contends that it commissioned an audit of payments due by Sony under the agreement, delivered an audit report to Sony on February 14, 2011, and that Sony has failed to pay the amounts the auditors found due. Tessera, Inc. requests its damages, plus interest, costs and attorney’s fees. Sony removed the case to federal district court (Northern District of California) on September 2, 2011. The case was assigned to Judge Edward J. Davila. On September 8, 2011, Sony filed an answer and defenses to Tessera, Inc.’s complaint, and a counterclaim alleging breach of the implied covenant of good faith and fair dealing. Tessera, Inc. filed an answer and defenses to Sony’s counterclaim on October 3, 2011. A Case Management Conference is currently set for February 3, 2012.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Invensas Corporation v. Renesas Electronics Corporation, Civil Action No. 11-CV-448 (D. Del.)

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

On October 28, 2011, Renesas filed an Answer and Counterclaims to Invensas’s Complaint. In its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140, alleges invalidity of these same patents, alleges that Invensas is not entitled to any injunctive relief, alleges that Invensas’s claims for damages are limited or barred, and alleges that the court lacks personal jurisdiction over Renesas.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Reexamination Proceedings

On February 9, 2007 and February 15, 2007, Silicon Precision Industries Co., Ltd. and Siliconware USA, Inc. (collectively, “Siliconware”) filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination. The PTO denied Tessera, Inc.’s petition to vacate the inter partes reexamination proceeding on the ground that the request did not name the real party in interest, and a related request for reconsideration of that decision.

The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007, to which a response was filed on July 5, 2007. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed by Tessera, Inc. on August 6, 2007. On September 5, 2007, Siliconware filed comments in response to Tessera, Inc.’s August 6, 2007 response. On March 14, 2007, Siliconware filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO granted this request on June 12, 2007.

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

A first official action rejecting some claims and confirming other claims as patentable was mailed February 21, 2008 in the reexamination of U.S. Patent No. 5,852,326. A response to the official action in the reexamination of U.S. Patent No. 5,852,326 was filed on April 21, 2008. A second office action rejecting some claims and confirming other claims as patentable was mailed on August 1, 2008. Tessera, Inc. filed a response to the official action on October 1, 2008. A third, final official action rejecting all claims under reexamination was mailed on March 6, 2009. Tessera, Inc. filed a response to the official action on April 6, 2009. An advisory action was mailed by the PTO on June 22, 2009, maintaining all of the rejections presented in the Action of March 6, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the finality of the official action mailed on March 6, 2009. The PTO issued a decision on July 10, 2009 dismissing Tessera, Inc.’s petition of July 1, 2009. Tessera, Inc. filed a Notice of Appeal on August 6, 2009, and timely filed an appeal brief on October 13, 2009. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on May 28, 2010. On July 28, 2010, Tessera, Inc. filed a reply brief and a request for oral hearing. On November 16, 2010, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, finding the original claims subject to reexamination to be patentable. The Reexamination Certificate issued on March 1, 2011, confirming that all of the original claims subject to reexamination are patentable and terminating the reexamination proceeding.

A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. A response to such official action was filed on May 12, 2008. A second official action was mailed on September 30, 2008 and Tessera, Inc. filed an amendment to the claims and response to the second official action on October 30, 2008. On March 13, 2009, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, after which a Supplemental Notice of Intent to Issue Ex Parte Reexamination Certificate (Corrected Status) was issued on April 2, 2009, finding certain amended and newly presented claims to be patentable. The Reexamination Certificate issued on June 30, 2009.

On February 12, 2008, the PTO issued decisions merging the three reexaminations of U.S. Patent No. 5,679,977 with one another and also merging the two reexaminations of U.S. Patent No. 6,133,627 with one another.

A first official action was issued on February 29, 2008 in the merged reexaminations of U.S. Patent No. 6,133,627, rejecting those claims subject to reexamination. A response to the official action in the merged reexaminations of U.S. Patent No. 6,133,627 was filed on April 29, 2008. On August 10, 2008, the PTO issued a second official action, to which Tessera, Inc. filed a Request to Vacate the Second Official Action on August 26, 2008 on procedural grounds. As a result, on September 11, 2008, the PTO issued a third non-final official action. Tessera, Inc. filed a response to the non-final office action on October 17, 2008.

A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On May 28, 2008, a response to the official action in the merged reexaminations of U.S. Patent No. 5,679,977 was filed. On October 10, 2008, the PTO issued a second non-final official action, to which Tessera, Inc. filed a response on November 10, 2008. On October 1, 2009, the PTO issued a final official action. Tessera, Inc. filed a response to the final official action on December 1, 2009. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera, Inc.’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1, 2009. Tessera, Inc. filed a Notice of Appeal on February 1, 2010, and timely filed an appeal brief on April 5, 2010. The PTO’s Answer to Tessera, Inc.’s appeal brief withdrew certain rejections previously applied to the claims, but continued to apply other rejections as to all claims under reexamination. In response to the PTO’s Answer, Tessera, Inc. filed a reply brief together with a request for oral hearing on November 10, 2010. On December 14, 2010, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, finding the original claims subject to reexamination to be patentable and canceling the newly presented claims. The Reexamination Certificate issued on March 15, 2011, confirming that all of the original claims subject to reexamination are patentable and terminating the reexamination proceeding.

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera, Inc. filed a substantive response to such second official action. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008, Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera, Inc. filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera, Inc. filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera, Inc.’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.’s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009. Siliconware refiled their Response Brief on March 17, 2010. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on July 13, 2010. On August 13, 2010, Tessera, Inc. filed a rebuttal brief and a request for oral hearing. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. Siliconware filed an opposition to Tessera, Inc.’s petition on February 17, 2011. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.’s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and Siliconware filed a Notice of Appeal on June 2, 2011. Siliconware filed an appeal brief on August 2, 2011, to which Tessera, Inc. filed a response brief on September 2, 2011.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On April 15, 2008, Tessera, Inc. filed a response to the second official action in the reexamination of U.S. Patent No. 6,465,893, to which Siliconware filed comments on May 15, 2008. On June 9, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. Tessera, Inc. filed a response on October 21, 2008. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. Tessera, Inc. filed a response on March 5, 2009, to which Siliconware filed a response on April 6, 2009. A Right of Appeal Notice was issued on June 22, 2009. Tessera, Inc. filed a Notice of Appeal on July 22, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009, and a Corrected Response Brief on June 14, 2010. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera, Inc. filed a Notice of Appeal on March 3, 2011, and Siliconware filed a Notice of Cross Appeal on March 7, 2011. Siliconware filed an appeal brief on May 6, 2011. The PTO issued a notice that Siliconware’s brief was defective on June 2, 2011, and Siliconware re-filed its appeal brief on June 14, 2011. Tessera, Inc. filed a brief responding to Siliconware’s May 6 appeal brief on June 6, 2011. Tessera, Inc. timely filed its own appeal brief together with an amendment and supporting argument on May 9, 2011. Siliconware filed a brief responding to Tessera, Inc.’s May 9 appeal brief on June 8, 2011. On August 22, 2011, the examiner mailed an examiner’s answer maintaining all positions set forth in the Right of Appeal Notice issued on February 18, 2011. On September 22, 2011, Tessera, Inc. filed a request for oral hearing and a rebuttal brief in response to the August 22 examiner’s answer and Siliconware’s June 8 response brief. Also on September 22, 2011, Siliconware filed a rebuttal brief in response to the August 22 examiner’s answer and Tessera, Inc.’s June 6 response brief. On September 30, 2011, Siliconware filed a request for oral hearing.

On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action, to which Tessera, Inc. filed a response on December 18, 2008. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination, to which Tessera, Inc. filed a response on April 17, 2009. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims to which Tessera, Inc. filed a response on August 14, 2009. On December 1, 2009, the PTO issued an Advisory Action indicating that Tessera, Inc.’s response of August 14, 2009 failed to overcome all of the rejections set forth in the final official action mailed July 14, 2009. Tessera, Inc. filed a Notice of Appeal on December 14, 2009. Tessera, Inc. timely filed an appeal brief on February 17, 2010. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on May 28, 2010. On July 28, 2010, Tessera, Inc. filed a reply brief and a request for oral hearing. On November 16, 2010, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, finding the original claims subject to reexamination to be patentable and canceling the newly presented claims. The Reexamination Certificate issued on March 1, 2011, confirming that all of the original claims subject to reexamination are patentable and terminating the reexamination proceeding.

On April 2, 2008, a request for inter partes reexamination of Tessera, Inc.’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent, to which Tessera, Inc. filed a response on August 6, 2008, and to which Powerchip filed responsive comments on October 10, 2008. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable, to which Tessera, Inc. timely filed a response on October 21, 2009. On November 20, 2009, Powerchip filed comments to Tessera, Inc.’s response of October 21, 2009. A Right of Appeal Notice was issued on February 22, 2010. On July 20, 2010, the PTO issued a Notice of Intent to Issue Inter Partes Reexamination Certificate, canceling the claims subject to reexamination. The reexamination certificate issued on October 26, 2010. On March 22, 2010, Tessera, Inc. filed an application for reissue of the ‘681 patent to further address the matters raised during the reexamination proceedings and to pursue additional claims.

On July 18, 2008, a request for ex parte reexamination of Tessera, Inc.’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera, Inc. filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera, Inc. filed a response on January 19, 2010. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. Tessera, Inc. filed a response on June 7, 2010. On October 18, 2010, the PTO issued a new final official action. Tessera, Inc. filed a response on December 20, 2010. An advisory action was mailed by the PTO on March 17, 2011, finding certain claims patentable and maintaining the remainder of the rejections presented in the October 18, 2010 action. Tessera, Inc. filed a Notice of Appeal on April 18, 2011. Tessera, Inc. timely filed an appeal brief on June 20, 2011. On July 6, 2011, Tessera, Inc. filed a petition with the PTO to allow a first reissue application filed with the claims held to be patentable in the present reexamination proceeding, and to merge a second reissue application filed with the claims involved the present reexamination proceeding with the present proceeding.

On June 17, 2011, a request for inter partes reexamination of U.S. Patent No. 6,885,106 was filed by Sony Corporation and Sony Electronics, Inc. On September 8, 2011, the PTO granted the request for reexamination. On September 20, 2011, the PTO issued a non-final official action rejecting certain claims and confirming certain claims.

On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera, Inc.’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On October 10, 2006, Tessera, Inc. filed its response to the remaining oppositions with the EPO. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. Tessera, Inc. filed a written response to the summons on January 5, 2009. STM also filed comments responsive to the summons on December 31, 2008, to which Tessera, Inc. filed a response to STM’s comments on January 12, 2009. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera, Inc. filed a Notice of Appeal on August 24, 2009. On October 26, 2009, Tessera, Inc. filed a Statement of Grounds for Appeal with the EPO. STM filed comments to the Grounds for Appeal on March 8, 2010. The Company cannot predict the outcome of this proceeding. If the opposition results in a limitation or a revocation of the EP672 Patent, this could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

The following Tessera, Inc. patents expired on September 24, 2010: U.S. Patent Nos. 6,433,419, 6,465,893, 5,679,977, 6,133,627 and 5,852,326. The reexamination proceedings concerning U.S. Patents 6,433,419 and 6,465,893 will continue after expiration. As set forth above, the reexamination proceedings concerning U.S. Patents 5,679,977, 6,133,627 and 5,852,326 have terminated with issuance of reexamination certificates confirming patentability of the original claims subject to reexamination.

The patents that are subject to the above-described reexamination proceedings include some of the key patents in Tessera, Inc.’s portfolio, and claims that are treated in the current official actions are being asserted in certain of Tessera, Inc.’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera, Inc.’s ongoing litigations, as described in this Note 13—“Commitments and Contingencies,” in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Insolvency Proceedings over the Estate of Qimonda AG, Local Court of Munich, Insolvency Court, File No. 1542 IN 209/09

On January 23, 2009, Qimonda AG filed a bankruptcy petition with the Local Court of Munich, Insolvency Court. On April 1, 2009, the Court opened insolvency proceedings over the estate of Qimonda AG and appointed Rechtsanwalt Dr. Michael Jaffé as the insolvency administrator. On or about May 27, 2009, Dr. Jaffé chose non-performance of Tessera, Inc.’s license agreement with Qimonda AG under Section 103 of the German Insolvency Code and purported to terminate the license agreement. On June 12, 2009, Tessera, Inc. filed a Proof of Claim in the Qimonda AG bankruptcy alleging amounts due of approximately 15.7 million Euros. On December 2, 2009, Dr. Jaffé preliminarily contested Tessera, Inc.’s claim in full. On November 15, 2010, Dr. Jaffé acknowledged approximately 7.8 million Euros of Tessera, Inc.’s claim. The amount has been registered with the list of creditors’ claims at the Local Court of Munich, Insolvency Court. However, both the date and the final amount of recovery for unsecured debtors remain uncertain. Tessera, Inc. is in ongoing discussions with the insolvency administrator.

In re Spansion, LLC, U.S. Bankruptcy Court (Del.), Case No. 09-1069; In re Spansion, Inc., U.S. Bankruptcy Court (Del.), Case No. 09-10690; In re Spansion Technology LLC, U.S. Bankruptcy Court (Del.), Case No. 09-10691

On or about March 1, 2009, Spansion LLC, Spansion, Inc. and Spansion Technology LLC (collectively, “Spansion”) initiated bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. On or about July 17, 2009, Tessera, Inc. filed a Proof of Claim in each of the above Spansion bankruptcy proceedings alleging amounts due of not less than $25 million. On July 28, 2009, Tessera, Inc. sought permission under the Bankruptcy rules to serve certain discovery requests in the actions, seeking various documents and testimony regarding potential administrative claims that Tessera, Inc. may assert in the action. Tessera, Inc.’s request for such discovery was denied without prejudice on August 11, 2009. The parties thereafter completed certain fact and expert discovery relating to Tessera, Inc.’s administrative expense claim in December and January of 2010.

On January 12, 2010, Spansion filed a motion to determine and estimate the amount of Tessera, Inc.’s administrative expense claim, for the purpose of demonstrating the feasibility of Spansion’s Second Amended Joint Plan of Reorganization. Tessera, Inc.’s administrative expense claim at issue relates to the damages that would be owed to Tessera, Inc. for Spansion’s post-petition (post-March 1, 2009) infringement of certain Tessera, Inc. patents. Tessera, Inc. filed its objection to Spansion’s motion on January 22, 2010. On January 29, 2010, the court held a hearing on Spansion’s motion. The parties submitted post-hearing letter briefs on February 3, 2010. The Court announced its ruling that a reasonable royalty rate for Spansion products sold in the United States during the administrative period was 56.7 cents per unit. On April 6, 2010, the Court entered an order estimating the amount of any alleged administrative expensive claim of Tessera, Inc. for purposes of plan confirmation in the amount of $4,232,986.13 for the period from March 1, 2009 to July 20, 2009.

On February 5, 2010, Spansion filed a motion for an order estimating the amount of “certain contingent, unliquidated, duplicative and/or overstated claims” for purposes of establishing class 5 plan distribution reserves. Tessera, Inc. filed its objection to the estimation motion on February 17, 2010 and on that same date submitted three Amended Proofs of Claim based in part on the Court’s 56.7 cents per unit royalty rate. On February 18, 2010, Tessera, Inc. filed a motion for authority to file its Amended Proofs of Claim. On March 23, 2010, the Court entered an order allowing Tessera, Inc. to file its Amended Proofs of Claim. Tessera, Inc. voluntarily withdrew its three prior proofs of claim.

On January 26, 2010, Tessera, Inc. filed its objection to Spansion’s Second Amended Joint Plan of Reorganization, asserting that the plan is not feasible and that it fails to provide for the payout of administrative expense claims on the plan effective date. On February 2, 2010, Tessera, Inc. submitted three ballots, one for each previously submitted Proof of Claim. The ballots, among other things, rejected Spansion’s Second Amended Joint Plan of Reorganization.

On April 1, 2010, the Court issued its Order and Opinion on Confirmation in which, among other things, it denied Spansion’s request for plan confirmation due to, among other reasons, the failure to set aside a reserve for Tessera, Inc.’s administrative expense claim in the amount of $4,232,986. 13. The Court overruled certain Tessera, Inc. objections regarding irregularities in the plan voting solicitation and tabulation and Spansion’s failure to properly count Tessera, Inc.’s three plan ballots. On April 7, 2010, Spansion filed an amended plan that included a reserve for the alleged administrative expense claim of Tessera, Inc. in the amount of $4,232,986.13. On April 16, 2010, the Court issued its finding of facts, conclusions of law, and Order confirming the plan as amended. On May 10, 2010, the plan became effective.

On February 23, 2010, Tessera, Inc. filed a motion for allowance and payment of its administrative expense claim in the amount of $96,765,070, as of January 29, 2010, plus all damages that arise from and after that date, with interest thereon. Spansion filed an objection to the Request for Administrative Expense Claim on March 16, 2010 and the Official Committee of Unsecured Creditors joined in Spansion’s objection on March 16, 2010.

On March 25, 2010, the parties reached a stipulation regarding the estimated amount of Tessera, Inc.’s pre-petition claim. On May 26, 2010, the Court issued its Order approving the stipulation and estimating Tessera, Inc.’s pre-petition claims in the amount of $130 million. In its June 15, 2010 Order, the Court disallowed two of Tessera, Inc.’s Amended Proofs of Claim, leaving one proof of claim of not less than $219 million. On July 6, 2010, Spansion filed an objection to the remaining proof of claim.

On July 13, 2010, Spansion and Tessera, Inc. filed joint motions seeking to withdraw the reference from the bankruptcy court insofar as it relates Tessera, Inc.’s administrative expense claim and remaining proof of claim to the United States District Court for the District of Delaware and to transfer venue of that matter to the United States District Court for the Northern District of California where a prior matter between Tessera, Inc. and Spansion is pending. At a hearing held on July 28, 2010, the Court indicated that it would approve an order permitting the parties to submit their joint motion to the United States District Court for the District of Delaware for determination. The District Court has granted the parties’ motion and on November 2, 2010 the matter was transferred to the Northern District of California as Case No. 4:10-cv-04954-CW, which was then referred to Judge Claudia Wilken and related to the previously pending case , Tessera, Inc. v. Advanced Micro Devices, Inc. et al , Case No. 4:05-cv-04063-CW. A case management conference has been scheduled for January 4, 2012.

Amkor Technology, Inc. v. Tessera, Inc.

On or about August 7, 2009, Amkor filed a request for arbitration against Tessera, Inc. before the International Chamber of Commerce (“ICC”). The request, among other things, accuses Tessera, Inc. of interference with Amkor’s existing and prospective business relationships, of improperly claiming that Amkor had breached the parties’ license agreement, and of improperly threatening to terminate that agreement. Amkor seeks relief including judgment that it is in compliance with the license agreement and is a licensee in good standing under the license agreement; judgment that the license agreement remains in effect and no breach alleged by Tessera, Inc. against Amkor has terminated the license agreement; judgment that Amkor’s method of calculating royalties on a going-forward basis complies with Amkor’s obligations under the license agreement; an injunction against Tessera, Inc. forbidding it from making statements to Amkor’s customers and potential customers inconsistent with the above; an injunction against Tessera, Inc. forbidding it from attempting to terminate the license agreement or threatening to terminate the license agreement during the arbitration or based on events occurring prior to the conclusion of the arbitration; a damage award against Tessera, Inc. for attorneys’ fees and costs to Amkor associated with this arbitration, together with all other damages resulting from Tessera, Inc.’s alleged acts of tortious interference and punitive damages; all other relief recoverable under the Rules of Arbitration of the ICC; such other and further relief as the arbitrators deem just and proper.

On November 2, 2009, Tessera, Inc. filed its answer to the request, including counterclaims. The answer, among other things, denies Amkor’s accusations and accuses Amkor of failing to pay Tessera, Inc. full royalties on products Amkor sold to Qualcomm and potentially others that are subject to ITC injunctions, of refusing to allow Tessera, Inc. to audit in accordance with the parties’ license agreement, of interference with Tessera, Inc.’s prospective economic relationships, of failing to pay royalties or full royalties on products that infringe various U.S. and foreign patents owned by Tessera, Inc., and of violating the implied covenant of good faith and fair dealing. Tessera, Inc. seeks relief including judgment that the license agreement has been breached and that Tessera, Inc. is entitled to terminate the license agreement; judgment that products on which Amkor has not paid the full contractual royalties to Tessera, Inc. are not licensed under Tessera, Inc.’s patents; damages for Amkor’s breaches of the license agreement; damages, including punitive damages, for Amkor’s interference with Tessera, Inc.’s prospective business relationships; interest on any damages; attorneys’ fees and costs incurred by Tessera, Inc.; denial of Amkor’s claims against Tessera, Inc.; an order that awards Tessera, Inc. all other relief recoverable under the rules of Arbitration of the ICC; and an order for such other and further relief as the arbitrators deem just and proper.

On January 15, 2010, Amkor filed its response to Tessera, Inc.’s counterclaims, along with certain new counterclaims by Amkor and a motion for priority consideration of certain issues. In its responsive pleading, Amkor denied Tessera, Inc.’s counterclaims, arguing in part that Tessera, Inc.’s counterclaims for royalties are barred by the doctrines of collateral estoppel and res judicata, and sought a declaratory judgment that it has not infringed and that its packages are not made under any of the patents asserted in Tessera, Inc.’s answer and that the patents are invalid and unenforceable. Tessera, Inc. filed an answer denying Amkor’s counterclaims and a response to Amkor’s motion on February 12, 2010. Amkor also claims a credit for royalties it alleges it overpaid Tessera, Inc.

On May 14, 2010, Amkor filed a motion to bar Tessera, Inc.’s counterclaims for royalties before December 1, 2008, as res judicata. Tessera, Inc. filed its opposition on June 11, 2010. A hearing on Amkor’s motion occurred on August 25, 2010. The Tribunal ruled on Amkor’s motion on November 15, 2010, granting Amkor’s motion as to Tessera, Inc.’s counterclaims for royalties on some products and timeframes at issue, and denying the motion as to other products and timeframes.

On October 20, 2010, Amkor paid Tessera, Inc. approximately $2.3 million to address a portion of the past royalties being requested by Tessera, Inc.

On December 9 and December 10, 2010, the Tribunal held a two-day trial on certain issues in the arbitration, including (1) royalties payable on a going-forward basis for the patents addressed in the previous arbitration, including but not limited to royalties applicable to packages assembled for Qualcomm, Inc.; (2) Tessera, Inc.’s counterclaim for breach of the audit provision of the license agreement; (3) Tessera, Inc.’s claim for breach of the covenant of good faith and fair dealing, to the extent that it is based on issues (1) and (2) above; and (4) the status of Tessera, Inc.’s latest request to terminate the license agreement, to the extent that it is based on issues (1), (2), and (3) above.

On February 17, 2011, Tessera, Inc. sent Amkor an official notice of termination of Amkor’s license agreement with Tessera, Inc.. Amkor has disputed Tessera, Inc.’s right to terminate the license agreement.

On March 11, 2011, Tessera, Inc. filed a motion seeking, among other things, to strike Amkor’s defense of invalidity for the time period before Amkor challenged the validity of the asserted patents. The Tribunal granted Tessera, Inc.’s motion on July 1, 2011, striking (1) Amkor’s invalidity and unenforceability defenses to the payment of royalties that accrued under the asserted U.S. patents before those defenses were raised, and (2) Amkor’s invalidity defenses to the payment of royalties due under the asserted foreign patents regardless of when the royalties accrued.

On June 1, 2011, the Tribunal issued an order construing certain claims of the patents-in-suit.

On July 27, 2011, the Tribunal issued a Partial Award on certain issues tried to the Tribunal on December 9-10, 2010. The Tribunal (1) granted Tessera, Inc.’s request for additional royalties due for the patents addressed in the previous arbitration, in an amount to be determined later, but denied Tessera, Inc.’s claim for additional royalties owing from certain packages assembled for customers including Qualcomm, Inc., (2) found that Amkor was in breach of the License Agreement as to its royalty obligations and the audit provision of the license agreement, and (3) deferred a final decision on certain grounds for termination of the license agreement until the second phase of this arbitration has concluded.

On August 15, 2011, pursuant to the parties’ stipulation, the Tribunal entered an Order dismissing with prejudice the parties’ respective tortious interference claims.

A seven-day hearing on the remaining issues was held from August 15, 2011 to August 21, 2011. The parties submitted their opening post-trial briefs on October 10, 2011. Reply post-trial briefs were submitted on October 31, 2011, and closing argument is scheduled for November 7, 2011.

On October 17, 2011, the Tribunal issued a Partial Award on certain issues tried to the Tribunal on December 9-10, 2010. The Tribunal awarded Tessera, Inc. approximately $0.5 million associated with additional royalties due for the patents addressed in the previous arbitration.

The Company cannot predict the outcome of this proceeding. An adverse decision in this proceeding could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Amkor Technology, Inc. (ICC Case No. 17976/VRO)

On May 26, 2011, Tessera, Inc. filed an additional request for arbitration against Amkor before the ICC. The request, among other things, alleges that Amkor failed to make a required election under the License Agreement, and that Amkor failed to comply with obligations regarding “Licensee Improvements” under the License Agreement. Tessera, Inc. seeks relief including a declaration that Amkor breached the License Agreement; that the License Agreement was properly terminated on this basis; a declaration that Amkor’s rights to Tessera, Inc.’s patents expired on May 9, 2011 or earlier; the identification and transfer of all Licensee Improvements to Tessera, Inc.; an injunction preventing Amkor from using Licensee Improvements, to the extent it has not complied with the License Agreement; damages and/or disgorgement of profits for Amkor’s failure to comply with the License Agreement; attorneys’ fees, costs and exemplary damages; and an order for such other and further relief as the Tribunal deems just and proper. In its request, Tessera, Inc. estimated the amount in dispute to be in excess of $1 million.

On July 26, 2011, Amkor filed its response to the request, which, among other things, denies Tessera, Inc.’s allegations, raises various purported defenses, asserts that Tessera, Inc.’s requests for relief should be denied, contends that Tessera, Inc. has breached the License Agreement, argues that Amkor is entitled to attorneys’ fees, costs and exemplary damages relating to the allegations set forth in Tessera, Inc.’s request, and asks that the Tribunal order Tessera, Inc. to pay such further relief to Amkor as the Tribunal deems appropriate.

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

The Chief Operating Decision Maker (“CODM”), as defined by the authoritative guidance on segment reporting, is the Company’s President and Chief Executive Officer.The Company does not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenues and accordingly there are none to report. The Company does not allocate other income and expense to reportable segments. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth the Company’s segment revenues, operating expenses and operating income (loss) for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Micro-electronics:
Royalty and license fees	$50,312	$72,052	$164,414	$192,902
Product and service revenues	—	—	—	—

Total Micro-electronics revenues	50,312	72,052	164,414	192,902
Imaging and Optics:
Royalty and license fees	4,959	3,989	18,517	10,348
Product and service revenues	4,071	6,070	14,914	17,700

Total Imaging and Optics revenues	9,030	10,059	33,431	28,048

Total revenues	59,342	82,111	197,845	220,950

Operating expenses:
Micro-electronics Segment	24,873	15,483	62,450	44,943
Imaging and Optics Segment	70,666	23,769	113,729	66,890
Corporate Overhead	10,827	10,793	35,960	33,696

Total operating expenses	106,366	50,045	212,139	145,529
Operating income (loss):
Micro-electronics Segment	25,439	56,569	101,964	147,959
Imaging and Optics Segment	(61,636)	(13,710)	(80,298)	(38,842)
Corporate Overhead	(10,827)	(10,793)	(35,960)	(33,696)

Total operating income (loss)	$(47,024)	$32,066	$(14,294)	$75,421

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
U.S.	$17,319	29%	$21,831	27%	$54,226	27%	$61,912	28%
Asia Pacific	39,070	66%	55,973	68%	131,715	67%	144,016	65%
Europe and other	2,953	5%	4,307	5%	11,904	6%	15,022	7%

	$59,342	100%	$82,111	100%	$197,845	100%	$220,950	100%

For the three months ended September 30, 2011, three customers each accounted for 10% or more of total revenues. For the nine months ended September 30, 2011, two customers each accounted for 10% or more of total revenues. For the three months ended September 30, 2010, four customers each accounted for 10% or more of total revenues. For the nine months ended September 30, 2010, three customers each accounted for 10% or more of total revenues.

As of September 30, 2011 and December 31, 2010, property and equipment, net, by geographical area are presented below (in thousands):

	September 30, 2011	December 31, 2010
U.S.	$34,762	$40,594
Romania	602	552
Ireland	226	333
Israel and other	255	642

Total	$35,845	$42,121

NOTE 14 – RELATED PARTY TRANSACTION

In 2007, a subsidiary of the Company licensed its OptiML wafer-level camera technology and SHELLCASE wafer-level packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of September 30, 2011 and December 31, 2010, the Company had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were less than one percent of total revenues and were not significant for the three and nine months ended September 30, 2011 and 2010. The accounts receivable balance from NemoTek was not significant at September 30, 2011 and December 31, 2010.

Since 2008, Tessera, Inc. has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents and in 2011 3LP expanded its advisory services by providing strategic advice to Invensas Corporation as well. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of the Company’s Board of Directors and has a 33.3% ownership interest in 3LP. For the three and nine months ended September 30, 2011, the Company recognized operating expense of $0.5 million and $2.1 million, respectively, related to these engagements. For the three and nine months ended September 30, 2010, the Company recognized operating expense of $0.4 million and $1.7 million, respectively, related to these engagements. At September 30, 2011 and December 31, 2010, the accounts payable balance due to 3LP was $0.5 million and $0.4 million, respectively.

In May 2011, Tessera, Inc. engaged IRT, Inc. (“IRT”) to provide outside administrative services for a stated hourly rate plus reimbursement for incurred expenses. IRT is solely owned by Robert A. Young, the Company’s President and Chief Executive Officer. For the three and nine months ended September 30, 2011, operating expenses recognized related to these services were not significant. At September 30, 2011, the accounts payable balance due to IRT was not significant.

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

Tessera, the Tessera logo, µBGA, µPILR, OptiML, DigitalOptics Corporation, the DigitalOptics Corporation logo, Invensas, the Invensas logo and SHELLCASE are trademarks or registered trademarks of Tessera or its affiliated companies in the United States (“U.S.”) and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

In this Quarterly Report, the “Company,” “we,” “us” and “our” refer to Tessera Technologies, Inc. and its subsidiaries on a consolidated basis.

Business Overview

Tessera Technologies, Inc. is a technology innovator that develops, invests in, licenses and delivers innovative miniaturization technologies and products for next-generation electronic devices. Our Micro-electronics solutions enable smaller, higher-functionality devices through chip-scale and wafer-level packaging, silicon-level interconnect and 3D packaging, as well as silent air cooling technology. Our imaging and optics solutions provide cost-effective, high-quality camera functionality in consumer electronic products through technologies that include Extended Depth of Field (“EDoF”), zoom and MEMS-based auto-focus. We also offer custom micro-optics for semiconductor lithography, communications, medical, industrial and other applications. We license our patents and technologies worldwide, as well as deliver products based on these technologies.

Our patent portfolio includes more than 2,550 domestic and internationally issued patents and patent applications, covering a range of advanced semiconductor packaging, substrate, interconnect, circuitry design, memory modules, 3D architecture, imaging and optics, and thermal management technologies.

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

We derive the majority of our revenues from license fees and royalties received under patent license agreements associated with our Micro-electronics technology, with a contribution from our Imaging and Optics technologies. Our Micro-electronics packaging technologies have been widely adopted and aspects of our technologies have been licensed to more than 70 companies, including Motorola, Inc., Intel Corporation, Hynix Semiconductor, Inc., Samsung Electronics Co., Ltd., Sharp Corporation, Powertech Technology, Inc. (“PTI”), Texas Instruments, Inc. and Toshiba Corporation. We believe that more than 100 companies across the semiconductor supply chain have invested in the materials, equipment and assembly infrastructure needed to manufacture products incorporating our packaging technology.

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

Micro-electronics Technologies

In the early 1990s, Tessera, Inc.’s founders invented packaging technology which is now widely used throughout the semiconductor industry. Our innovations include the industry’s first chip-scale packaging technology. Our CSP technology also supports a variety of MCP and stacked packaging implementations, which satisfy the diverse requirements for stacked chip, Package-on-Package and System-in-Package designs. Our packaging technologies are widely used today in high volume packaging for a full range of integrated circuits (“ICs”). A few examples are listed below.

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

We actively consider acquiring or partnering with holders of patents that would allow us to more effectively address our current markets or address additional markets.

Imaging & Optics Technologies

Advancements in Imaging and Optics technologies are enabling higher quality images in considerably smaller digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers. Our portfolio of imaging and optics technologies include the following:

•	Image Enhancement technologies, which improve the quality of captured digital still camera and cell phone images:

•	OptiML Focus enables a high-quality image to be simultaneously brought into focus;

•	OptiML UFL improves low-light performance;

•	OptiML Zoom offers 3X zoom capabilities;

•	OptiML Red-Eye automatically detects and removes red- and golden-eye defects;

•	OptiML Face Tools provide face-oriented imaging technology such as face tracking/detection, smile/blink detection, face recognition and face beautification; and

•	OptiML Video Tools provide video image stabilization and video face beautification capabilities for mobile devices such as camera phones, pocket camcorders and digital still cameras.

•	MEMS-based single-chip solutions enable auto-focus functionality and image quality comparable with digital still cameras.

•	Micro-optics, which are small form factor optics developed and delivered on a variety of substrates, on one or both surfaces of a wafer and in multi-wafer forms.

•	Wafer-level Packaging technologies used in image sensor packaging.

•	Wafer-level Optics technology, which enables the manufacturing and assembly of lens modules. We have ceased further development of our Wafer-level Optics technology but will continue to support our two current Wafer-level Optics licensees.

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

In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages with respect to royalties due to us under their respective licenses based on several factors, including volumes. The effect of the volume pricing adjustments may cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenues to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may include some quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year.

Some of our license agreements have fixed expiration dates. We need to renew or relicense these agreements prior to their expiration. For example, license agreements with three major memory licensees are scheduled to expire in May 2012, unless earlier renewed or relicensed. Based on various factors including the technology and business needs of our licensees, we may not be able to renew or relicense such license agreements on terms favorable to us, or at all. During 2010, certain license agreements expired and were not renewed. We have expanded our licensable technology portfolio through internal development and acquisitions from third parties, but there is no guarantee that these measures will meet the technology and business needs of our licensees. In order to maintain existing relationships with some of our licensees, we may be forced to renew or relicense our license agreements on terms that are more favorable to such licensees.

On October 6, 2011, Tessera, Inc. received a letter from PTI that (1) alleged certain breaches by Tessera, Inc. of its license agreement with PTI, (2) stated PTI’s intent to terminate that agreement if such breaches are not cured to its satisfaction within sixty days, and (3) demanded that Tessera, Inc. return to PTI all royalties PTI has paid under that agreement since December 7, 2007. PTI is a material customer of Tessera, Inc. Tessera, Inc. disagrees with the assertions in the PTI letter regarding breach of contract, and believes the likelihood that Tessera, Inc. will be required to return already-paid royalties is remote. Any election by PTI to cease payments would have a substantial adverse impact on our royalty revenue in the near term.

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

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Royalty and license fees	93%	93%	93%	92%
Product and service revenues	7	7	7	8

Total revenues	100	100	100	100
Operating expenses:
Cost of revenues	9	7	8	8
Research, development and other related costs	32	25	28	25
Selling, general and administrative	34	23	32	26
Litigation expense	15	6	11	7
Restructuring and other charges	5	—	3	—
Impairment of goodwill	84	—	25	—

Total operating expenses	179	61	107	66
Operating income (loss)	(79)	39	(7)	34
Other income and expense, net	1	1	1	1

Income (loss) before taxes	(78)	40	(6)	35
Provision for (benefit from) income taxes	(3)	17	5	15

Net income (loss)	(75)%	23%	(11)%	20%

The following table sets forth our revenues by type (in thousands, except for percentages):

	Three Months Ended
	September 30, 2011		September 30, 2010		Increase (Decrease)	% Change
Royalty and license fees	$55,271	93%	$76,041	93%	$(20,770)	(27)%
Product and service revenues	4,071	7	6,070	7	(1,999)	(33)

Total revenues	$59,342	100%	$82,111	100%	$(22,769)	(28)%

	Nine Months Ended
	September 30, 2011		September 30, 2010		Increase (Decrease)	% Change
Royalty and license fees	$182,931	93%	$203,250	92%	$(20,319)	(10)%
Product and service revenues	14,914	7	17,700	8	(2,786)	(16)

Total revenues	$197,845	100%	$220,950	100%	$(23,105)	(10)%

In January 2011, we announced that five licensees or former licensees were in breach of contract or did not renew their license agreements. The impact was a decrease in revenue of approximately $8.7 million and $25.5 million for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. For the three months ended September 30, 2011, revenues were $59.3 million as compared to $82.1 million for the three months ended September 30, 2010, a decrease of $22.8 million, or 28%. The overall decrease in revenues in the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to the impact of the aforementioned licensees and former licensees of $8.7 million, a non-recurring $6.0 million payment for past royalties under a $15.0 million litigation settlement with United Test Assembly Center Ltd. (“UTAC”) recorded in the three month period ended September 30, 2010, a decrease of $6.9 million in royalty revenues from other licensees including the effects of volume pricing adjustments and lower lithography sales in our micro-optics products of $1.2 million.

Revenues for the nine months ended September 30, 2011 were $197.8 million as compared to $221.0 million for the nine months ended September 30, 2010, a decrease of $23.1 million, or 10%. The overall decrease in revenues in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to the impact of the aforementioned licensees and former licensees of $25.5 million, a non-recurring $9.0 million payment for past royalties under a $15.0 million litigation settlement with UTAC recorded in the nine month period ended September 30, 2010, and lower lithography sales in our micro-optics products of $2.2 million, offset by higher royalty revenues from other licensees and from optical image enhancement and embedded image enhancement technologies of $13.5 million.

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

Cost of revenues for the three months ended September 30, 2011 was $5.6 million, as compared to $5.4 million for the three months ended September 30, 2010, an increase of $0.2 million, or 2%. Cost of revenues for the nine months ended September 30, 2011 was $16.5 million, as compared to $16.5 million for the nine months ended September 30, 2010. Cost of revenues for both three and nine months ended September 30, 2011 remained substantially flat as compared to the same periods in 2010 as an increase in higher personnel related costs and costs for outside services was offset by a decrease in depreciation expense and material costs on lower product sales.

Research, Development and Other Related Costs

Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, circuitry design, 3D architecture, high-density substrate, thermal management technology, image enhancement technology, including MEMS-based products, and micro-optic lens solutions such as diffractive and refractive optical elements to integrated micro-optical subassemblies. All research, development and other related costs are expensed as incurred.

Research, development and other related costs for the three months ended September 30, 2011 were $18.7 million, as compared to $20.8 million for the three months ended September 30, 2010, a decrease of $2.1 million, or 10%. The decrease was primarily due to a decrease in stock-based compensation expense of $1.3 million, personnel related expenses of $0.5 million, material costs of $0.3 million, patent application and examination expenses of $0.2 million and depreciation expense of $0.2 million, offset by an increase in consulting services of $0.4 million. Research, development and other related costs for the nine months ended September 30, 2011 were $56.1 million, as compared to $54.9 million for the nine months ended September 30, 2010, an increase of $1.2 million, or 2%. The increase was primarily due to $3.8 million of increased expenses incurred by Siimpel, acquired in May 2010, and an increase in patent application and examination expenses of $1.9 million, offset by decreases in stock-based compensation expense of $1.7 million, depreciation expense of $1.3 million and material costs of $1.4 million.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2011 were $20.4 million, as compared to $19.0 million for the three months ended September 30, 2010, an increase of $1.4 million, or 7%. The increase was primarily attributable to increases in amortization of intangible assets of $0.6 million, personnel related expense of $0.5 million and equipment expense of $0.5 million, offset by a decrease in stock-based compensation expense of $0.2 million. SG&A expenses for the nine months ended September 30, 2011 were $62.7 million, as compared to $58.4 million for the nine months ended September 30, 2010, an increase of $4.3 million, or 7%. The increase was primarily attributable to the inclusion of $0.4 million of increased expenses in 2011 incurred by Siimpel, acquired in May 2010, and increases in personnel related expenses of $2.4 million, amortization of intangible assets of $1.6 million, dues and subscriptions of $0.9 million and equipment expense of $0.6 million, offset by a decrease in consulting services of $1.5 million.

Litigation Expense. Litigation expense for the three months ended September 30, 2011 was $9.1 million, as compared to $4.8 million for the three months ended September 30, 2010, an increase of $4.3 million, or 91%. The increase was primarily attributable to an increase in case activities in our legal proceedings related to our arbitration with Amkor. Litigation expense for the nine months ended September 30, 2011 was $22.3 million, as compared to $15.7 million for the nine months ended September 30, 2010, an increase of $6.6 million, or 42%. The increase was primarily attributable to an increase in case activities in our legal proceedings related to our arbitration with Amkor, offset by expenses incurred in 2010 related to the UTAC litigation as a settlement was reached with UTAC in March 2010. Refer to Note 12— “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements under the subheading “Contingencies” for additional details.

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

Restructuring and Other Charges. In January 2011, we announced a reorganization of our Imaging and Optics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus and a reduction of Imaging and Optics employees by up to 15% of our worldwide employee base along with certain headquarters support functions. In August 2011, we announced a commitment to undertake a workforce reduction at our Yokohama, Japan development facility and to close that facility in order to optimize our investments and operations. Restructuring and other charges primarily consisted of severance, costs related to the continuation of certain employee benefits, expenses related to the closure of facilities, and certain other costs related to the closure of the leased facility in Japan that are not expected to be recurring. Restructuring and other charges were $2.9 million and $5.0 million for the three and nine months ended September 30, 2011. No restructuring charges were incurred for the three or nine months ended September 30, 2010.

Impairment of Goodwill. Since August 8, 2011, our market capitalization was significantly lower than our net book value of equity and we concluded that there was a strong indicator of a potential goodwill impairment where the carrying value of goodwill may not be recoverable. Due to the timing of the annual goodwill impairment testing and the complexity of the required second step of the impairment test, we were unable to complete the valuation analysis prior to the issuance of the financial statements included in this report. We determined that the entire carrying value of goodwill was impaired due to the significant decline in our market capitalization and based upon our preliminary second step analysis. As a result, we recorded an impairment charge of $49.7 million during the three and nine months ended September 30, 2011. There was no impairment of goodwill for the three and nine months ended September 30, 2010. Refer to Note 7—“Goodwill and Identified Intangible Assets” of the Notes to Condensed Consolidated Financial Statements for additional details.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of revenues	$67	$136	$339	$432
Research, development and other related costs	1,694	2,960	6,548	8,210
Selling, general and administrative	3,598	3,798	13,363	12,529

Total stock-based compensation expense	$5,359	$6,894	$20,250	$21,171

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2011 and 2010 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Employee stock options	$3,375	$3,428	$12,547	$11,230
Restricted stock awards and units	1,494	2,918	6,124	8,299
Employee stock purchase plan	490	548	1,579	1,642

Total stock-based compensation expense	$5,359	$6,894	$20,250	$21,171

Stock-based compensation awards included employee stock options, restricted stock awards and units and employee stock purchases. Stock-based compensation expense for the three months ended September 30, 2011 and 2010 was $5.4 million and $6.9 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2011 and 2010 was $20.3 million and $21.2 million, respectively. The overall decrease from the three and nine months ended September 30, 2010 was primarily related to decreases resulting from fully amortized expense as shares become vested and a decrease in issuances of restricted stock awards and units, offset by an increase in stock-based compensation expense resulting from modification of stock awards to certain executive employees terminated from the Company. Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.

Other Income and Expense, Net

Other income and expense, net for each of the three months ended September 30, 2011 and the three months ended September 30, 2010 was $0.7 million. Other income and expense, net for the nine months ended September 30, 2011 was $2.0 million, as compared to $1.7 million, for the nine months ended September 30, 2010. The increase from the nine months ended September 30, 2010 was primarily due to an increase in interest income on the higher average balance of cash equivalents and investments as compared to the same period in 2010.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the three months ended September 30, 2011 was $1.6 million and was largely comprised of a tax benefit for the impairment of tax-deductible goodwill as offset by domestic income tax and foreign income and withholding taxes. The provision for income taxes for the nine months ended September 30, 2011 was $9.7 million and was comprised of domestic income tax and foreign income and withholding taxes as offset by a tax benefit of the impairment of tax-deductible goodwill. The provision for income taxes for the three and nine months ended September 30, 2010 was $13.8 million and $33.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax. The tax for jurisdictions for which a loss is expected for the year is based on actual withholding tax for the quarter. The decreases in the income tax provision for the three and nine months ended September 30, 2011 as compared to the prior year periods were largely attributable to the benefit of the impairment of tax-deductible goodwill, a decrease in taxable income as proportionately impacted by state tax law changes which reduced state tax payable, an increased benefit from domestic research credits, and a reduction in losses in jurisdictions for which no benefit can be realized.

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

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Micro-electronics:
Royalty and license fees	$50,312	$72,052	$164,414	$192,902
Product and service revenues	—	—	—	—

Total Micro-electronics revenues	50,312	72,052	164,414	192,902
Imaging and Optics:
Royalty and license fees	4,959	3,989	18,517	10,348
Product and service revenues	4,071	6,070	14,914	17,700

Total Imaging and Optics revenues	9,030	10,059	33,431	28,048

Total revenues	59,342	82,111	197,845	220,950

Operating expenses:
Micro-electronics Segment	24,873	15,483	62,450	44,943
Imaging and Optics Segment	70,666	23,769	113,729	66,890
Corporate Overhead	10,827	10,793	35,960	33,696

Total operating expenses	106,366	50,045	212,139	145,529
Operating income (loss):
Micro-electronics Segment	25,439	56,569	101,964	147,959
Imaging and Optics Segment	(61,636)	(13,710)	(80,298)	(38,842)
Corporate Overhead	(10,827)	(10,793)	(35,960)	(33,696)

Total operating income (loss)	$(47,024)	$32,066	$(14,294)	$75,421

Revenues and operating income amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended September 30, 2011, Corporate Overhead expenses were $10.8 million as compared to $10.8 million for the three months ended September 30, 2010. An increase in consulting services of $0.5 million was offset by a decrease in stock-based compensation expense of $0.3 million as well as in legal, marketing and travel expenses of $0.2 million. For the nine months ended September 30, 2011, Corporate Overhead expenses were $36.0 million as compared to $33.7 million for the nine months ended September 30, 2010. The increase of $2.3 million was mainly attributable to increases in personnel related expenses of $1.6 million and stock-based compensation expense of $1.0 million.

Micro-electronics Segment

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Micro-electronics:
Royalty and license fees	$50,312	$72,052	$164,414	$192,902
Product and service revenues	—	—	—	—

Total Micro-electronics revenues	50,312	72,052	164,414	192,902
Operating expenses:
Cost of revenues	195	5	602	9
Research, development and other related costs	8,155	7,921	24,347	21,277
Selling, general and administrative	4,542	2,836	12,146	8,299
Litigation expense	9,043	4,721	22,242	15,358
Restructuring and other charges	2,938	—	3,113	—

Total operating expenses	24,873	15,483	62,450	44,943

Total operating income	$25,439	$56,569	$101,964	$147,959

In January 2011, we announced that five licensees or former licensees were in breach of contract or did not renew their license agreements. The impact was a decrease in revenue of approximately $8.7 million and $25.5 million for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. For the three months ended September 30, 2011, Micro-electronics revenues were $50.3 million as compared to $72.1 million for the three months ended September 30, 2010, a decrease of $21.7 million, or 30%. The overall decrease in revenues in the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to the impact of the aforementioned licensees and former licensees of $8.7 million, a non-recurring $6.0 million payment for past royalties under a $15.0 million litigation settlement with United Test Assembly Center Ltd. (“UTAC”) recorded in the three month period ended September 30, 2010, and a decrease of $7.0 million in royalty revenues from other licensees including the effects of volume pricing adjustments.

Micro-electronics revenues for the nine months ended September 30, 2011 were $164.4 million as compared to $192.9 million for the nine months ended September 30, 2010, a decrease of $28.5 million, or 15%. The overall decrease in revenues in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to the impact of the aforementioned licensees and former licensees of $25.5 million, and a non-recurring $9.0 million payment for past royalties under a $15.0 million litigation settlement with UTAC recorded in the nine month period ended September 30, 2010, offset by new licenses and higher royalties reported from other licensees of $6.0 million.

Micro-electronics revenues consist primarily of royalties received from our licensees. Such royalty revenues are distributed between two primary market segments: DRAM and Wireless. In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages in respect of royalties due to us under their respective licenses, based on several factors including volumes. The effect of the volume pricing adjustments may cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenues to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may include, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter as well as the timing of when they reach the volume pricing incentive, some quarter-to-quarter and year-to-year fluctuations in the growth in our revenues from the DRAM segment. We have no other contracts that provide volume-based pricing adjustments.

In 2011, we announced workforce reductions and a closure of our Japan development facility pursuant to our ongoing efforts to optimize our investments and operations. Restructuring and other charges primarily consisted of severance, costs related to the continuation of certain employee benefits and expenses related to the facility closure that are not expected to be recurring.

Operating expenses for the three months ended September 30, 2011 were $24.9 million and consisted primarily of research, development and other related costs of $8.2 million, SG&A expenses of $4.5 million, litigation expense of $9.0 million and restructuring and other charges of $2.9 million. The increase of $9.4 million, or 61%, in total operating expense as compared to $15.5 million for the three months ended September 30, 2010, was primarily attributable to restructuring and other charges related to the closure of the Japan development facility of $2.9 million and increases in litigation expense of $4.3 million, amortization of intangible assets of $0.7 million, personnel related expenses of $0.6 million, material and supplies costs of $0.3 million and consulting and legal expenses of $0.2 million.

Operating expenses for the nine months ended September 30, 2011 were $62.5 million and consisted primarily of research, development and other related costs of $24.3 million, SG&A expenses of $12.1 million, litigation expense of $22.2 million and restructuring and other charges of $3.1 million. The increase of $17.5 million, or 39%, in total operating expense as compared to $44.9 million for the nine months ended September 30, 2010, was primarily attributable to restructuring and other charges of $3.1 million and increases in litigation expense of $6.9 million, personnel related expenses of $2.9 million, amortization of intangible assets of $2.1 million, legal expenses of $1.5 million and material and supplies costs of $1.0 million.

We expect that litigation expense will continue to be a material portion of the Micro-electronics segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described under the subheading “Contingencies” in Note 12— “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, and because we expect that we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property rights.

Operating income for the three months ended September 30, 2011 and 2010 was $25.4 million and $56.6 million, respectively, which represented a decrease of $31.2 million, or 55%, for the reasons stated above. Operating income for the nine months ended September 30, 2011 and 2010 was $102.0 million and $148.0 million, respectively, which represented a decrease of $46.0 million, or 31%, for the reasons stated above.

Imaging and Optics Segment

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Imaging and Optics:
Royalty and license fees	$4,959	$3,989	$18,517	$10,348
Product and service revenues	4,071	6,070	14,914	17,700

Total Imaging and Optics revenues	9,030	10,059	33,431	28,048
Operating expenses:
Cost of revenues	5,399	5,487	15,865	16,464
Research, development and other related costs	10,535	12,848	31,741	33,645
Selling, general and administrative	5,079	5,434	14,586	16,781
Restructuring and other charges	—	—	1,884	—
Impairment of goodwill	49,653	—	49,653	—

Total operating expenses	70,666	23,769	113,729	66,890

Total operating loss	$(61,636)	$(13,710)	$(80,298)	$(38,842)

Imaging and Optics revenues for the three months ended September 30, 2011 were $9.0 million as compared to $10.1 million for the three months ended September 30, 2010, a decrease of $1.1 million, or 10%. The decrease in Imaging and Optics revenues in the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to lower lithography sales in our micro-optics products of $1.2 million.

Imaging and Optics revenues for the nine months ended September 30, 2011 were $33.4 million as compared to $28.0 million for the nine months ended September 30, 2010, an increase of $5.4 million, or 19%. The increase in Imaging and Optics revenues in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to higher royalty revenues from optical image enhancement and embedded image enhancement technologies of $7.5 million, offset by lower lithography sales in our micro-optics products of $2.2 million.

In January 2011, we announced a reorganization of our Imaging and Optics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus. We also announced a reduction of Imaging and Optics employees by up to 15% of our worldwide employee base along with certain headquarters support functions. Restructuring and other charges primarily consisted of severance and costs related to the continuation of certain employee benefits that are not expected to be recurring.

Since August 8, 2011, our market capitalization was significantly lower than our net book value of equity and we concluded that there was a strong indicator of a potential goodwill impairment where the carrying value of goodwill may not be recoverable. Due to the timing of the annual goodwill impairment testing and the complexity of the required second step of the impairment test, we were unable to complete the valuation analysis prior to the issuance of the financial statements included in this report. We determined that the entire carrying value of goodwill was impaired due to the significant decline in our market capitalization and based upon our preliminary second step analysis. As a result, we recorded an impairment charge of $49.7 million during the three and nine months ended September 30, 2011. There was no impairment of goodwill for the three and nine months ended September 30, 2010.

Operating expenses for the three months ended September 30, 2011 were $70.7 million and consisted of cost of revenues of $5.4 million, research, development and other related costs of $10.5 million, SG&A expenses of $5.1 million and impairment of goodwill of $49.7 million. Excluding impairment of goodwill, the decrease of $2.8 million, or 12%, in total operating expenses as compared to $23.8 million for the three months ended September 30, 2010 was primarily due to decreases in stock-based compensation expense of $1.4 million, personnel related expenses of $0.6 million, legal services of $0.3 million and material costs of $0.2 million.

Operating expenses for the nine months ended September 30, 2011 were $113.7 million and consisted of cost of revenues of $15.9 million, research, development and other related costs of $31.7 million, SG&A expenses of $14.6 million, restructuring and other charges of $1.9 million and impairment of goodwill of $49.7 million. Excluding impairment of goodwill, the decrease of $2.8 million, or 4%, in total operating expenses as compared to $66.9 million for the nine months ended September 30, 2010 consisted primarily of decreases in stock-based compensation expense of $2.2 million, material costs of $1.9 million, personnel related expenses of $1.8 million, depreciation and facility related expenses of $1.3 million, legal and consulting services of $0.6 million and amortization of intangible assets of $0.4 million, offset by $4.1 million of increased expenses incurred by Siimpel, acquired in May 2010, and restructuring and other charges of $1.9 million.

Operating loss for the three and nine months ended September 30, 2011 was $61.6 million and $80.3 million, respectively. Excluding impairment of goodwill of $49.7 million, operating loss for the three months ended September 30, 2011 and 2010 was $12.0 million and $13.7 million, respectively, which represented a reduced loss of $1.7 million, or 13%, for the reasons stated above. Excluding impairment of goodwill of $49.7 million, operating loss for the nine months ended September 30, 2011 and 2010 was $30.6 million and $38.8 million, respectively, which represented a reduced loss of $8.2 million, or 21%, for the reasons stated above.

We have incurred significant operating losses from the Imaging and Optics segment. If the anticipated future results of the Imaging and Optics segment do not materialize as expected, then the related intangible assets could be subject to an impairment charge in the future.

Liquidity and Capital Resources

(in thousands, except for percentages)	As of September 30, 2011	As of December 31, 2010
Cash and cash equivalents	$91,398	$69,268
Short-term investments	444,191	405,737

Total cash, cash equivalents and short-term investments	$535,589	$475,005

Percentage of total assets	71%	67%

	Nine Months Ended
	September 30, 2011	September 30, 2010
Net cash provided by operating activities	$63,384	$90,033
Net cash used in investing activities	$(48,608)	$(83,412)
Net cash provided by financing activities	$7,354	$5,181

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $535.6 million at September 30, 2011, an increase of $60.6 million from $475.0 million at December 31, 2010. Cash and cash equivalents were $91.4 million at September 30, 2011, an increase of $22.1 million from $69.3 million at December 31, 2010. The increase in cash and cash equivalents was primarily the result of $63.4 million in cash provided by operating activities and $7.4 million in cash provided by financing activities, offset by $48.6 million net cash used in investing activities.

Cash flows provided by operations were $63.4 million for the nine months ended September 30, 2011, primarily due to net loss of $21.9 million, adjusted for non-cash items of depreciation and amortization of $20.0 million, stock-based compensation expense of $20.3 million and impairment of goodwill of $49.7 million, offset by a net decrease in the changes in operating assets and liabilities of $3.0 million.

Cash flows provided by operating activities were $90.0 million for the nine months ended September 30, 2010, primarily due to net income of $43.8 million, adjusted for non-cash items of depreciation and amortization of $19.4 million, stock-based compensation expense of $21.2 million and net tax benefits from stock options of $1.3 million, and a net increase in the changes in operating assets and liabilities of $4.6 million.

Net cash used in investing activities was $48.6 million for the nine months ended September 30, 2011, primarily related to purchases of short-term investments of $269.2 million, purchases of intangible assets of $8.5 million, and purchases of property and equipment of $3.5 million, offset by proceeds from maturities and sales of investments of $230.4 million and proceeds from the sale of assets of $2.2 million.

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

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of September 30, 2011, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of September 30, 2011, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash from financing activities was $7.4 million for the nine months ended September 30, 2011 due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$8,930	$2,907	$4,630	$1,390	$3
Purchase obligations	1,690	1,290	400	—	—

Total	$10,620	$4,197	$5,030	$1,390	$3

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

See Note 12— “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2011, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In 2007, a subsidiary of the Company licensed our OptiML wafer-level camera technology and SHELLCASE wafer-level packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of September 30, 2011 and December 31, 2010, we had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were less than one percent of total revenues and were not significant for the three months ended September 30, 2011 and 2010. Revenues from NemoTek were less than one percent of total revenues and were not significant for the nine months ended September 30, 2011 and 2010. The accounts receivable balance from NemoTek was not significant at September 30, 2011 and December 31, 2010.

Since 2008, Tessera, Inc. has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents and in 2011 3LP expanded its advisory services by providing strategic advice to Invensas Corporation as well. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of our Board of Directors and has a 33.3% ownership interest in 3LP. For the three and nine months ended September 30, 2011, we recognized operating expense of $0.5 million and $2.1 million, respectively, related to these engagements. For the three and nine months ended September 30, 2010, we recognized operating expense of $0.4 million and $1.7 million, respectively, related to these engagements. At September 30, 2011 and December 31, 2010, the accounts payable balance due to 3LP was $0.5 million and $0.4 million, respectively.

In May 2011, Tessera Inc. engaged IRT, Inc. (“IRT”) to provide outside administrative services for a stated hourly rate plus reimbursement for incurred expenses. IRT is solely owned by Robert A. Young, our President and Chief Executive Officer. For the three and nine months ended September 30, 2011, operating expenses recognized related to these services were not significant. At September 30, 2011, the accounts payable balance due to IRT was not significant.

We provide indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of our technologies. In accordance with authoritative guidance for accounting for guarantees, as interpreted by the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, we evaluate estimated losses for such indemnification. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against us and, as a result, no liability has been recorded in our financial statements.

Critical Accounting Policies and Estimates

During the three and nine months ended September 30, 2011 there were no significant changes in our critical accounting policies and estimates except for the $49.7 million impairment of goodwill recorded during the three and nine months ended September 30, 2011. See Note 7— “Goodwill and Identified Intangible Assets” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K, filed on February 24, 2011.

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

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the subheading “Contingencies” in Note 12— “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

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

Some of our license agreements have fixed expiration dates. We need to renew or relicense these agreements prior to their expiration. For example, license agreements with three major memory licensees scheduled to expire in May 2012, unless earlier renewed or relicensed. Based on various factors including the technology and business needs of our licensees, we may not be able to renew or relicense such license agreements on terms favorable to us, or at all. In addition, if one or more of our major memory licensees chooses not to renew or relicense these agreements, it may encourage other licensees to follow suit. We have expanded our licensable technology portfolio through internal development and acquisitions from third parties, but there is no guarantee that these measures will meet the technology and business needs of our licensees. In order to maintain existing relationships with some of our licensees, we may be forced to renew or relicense our license agreements on terms that are more favorable to such licensees, which could harm our results of operations. If we fail to renew or relicense our license agreements, we would lose existing licensees and our business would be materially adversely affected.

We are currently involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of the scope of our key patents could significantly harm our business.

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. As more fully described under the subheading “Contingencies” in Note 12— “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, we are currently involved in litigation involving some of these key patents in the U.S. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of key patents that we license to generate a substantial portion of our revenues. In addition, reexamination requests have been filed against us in the U.S. Patent and Trademark Office (“PTO”) with respect to certain key patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to key patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. As further described under the subheading “Contingencies” in Note 12— “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, the PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in certain of our key patents. We are currently asserting these key patents and patent claims in certain of our ongoing litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the key patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

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

In the past, we have found it necessary to litigate to enforce our patents and other intellectual property rights, to enforce the terms of our existing license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Our current legal actions, as described under the subheading “Contingencies” in Note 12— “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, are examples of significant disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by current licensees under the terms of their license agreements. These existing and any future legal actions may harm either of our business segments, and may hinder our ability to independently optimize each of them. For example, they could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our other Micro-electronics or Imaging and Optics technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. In addition, many semiconductor and package assembly companies maintain their own internal design groups and have their own package design and manufacturing capabilities. If we believe these groups have designed technologies that infringe upon our intellectual property, and if they subsequently fail to enter into a license agreement with us or pay for licensed technology, then it may become necessary for us to commence legal proceedings against them. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our Micro-electronics or Imaging and Optics technologies. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially higher than expected, which could adversely affect our operating results. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations or cash flows. Even if we prevail in our legal actions, significant contingencies will exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties could also decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

Volume pricing incentives in our licenses with two DRAM manufacturers may slow our DRAM royalty growth.

In 2005, we provided two major DRAM manufacturers with first-mover pricing advantages with respect to royalties due to us under their respective licenses based on several factors, including volumes. The effect of the volume pricing adjustments may cause, at certain high shipment volumes and for these two DRAM manufacturers only, our aggregate annual DRAM royalty revenues to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect may include some quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers as well as the timing of when they reach the volume pricing incentive in a given calendar quarter and their royalty payments within a calendar year.

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

Recent changes to U.S. patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office may adversely impact our business.

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes to the patent laws and proposed changes to the rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act which codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes on our patent portfolio and business have yet to be determined, as the PTO must still implement regulations relating to these changes and the courts have yet to address the new provisions. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

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

A significant amount of our royalty revenues comes from a few market segments and products, and our business could be harmed if demand for these market segments or products declines.

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

We earn a significant amount of our revenues from a limited number of customers. For the three months ended September 30, 2011, there were three customers that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially. On October 6, 2011, Tessera, Inc. received a letter from PTI that (1) alleged certain breaches by Tessera, Inc. of its license agreement with PTI, (2) stated PTI’s intent to terminate that agreement if such breaches are not cured to its satisfaction within sixty days, and (3) demanded that Tessera, Inc. return to PTI all royalties PTI has paid under that agreement since December 7, 2007. PTI is a material customer of Tessera, Inc. Any election by PTI to cease payments would have a substantial adverse impact on our royalty revenue in the near term.

We have a royalty-based business model, which is inherently risky.

Our long-term success depends on future royalties paid to us by licensees. Royalty payments under our licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology. We also have royalty arrangements in which royalties are paid based upon a percent of the net sales price or based upon a per package, or a per unit sold basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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

The terms of our license agreements generally require our licensees to document their use of our technology and report related data to us on a quarterly basis. Although our license terms generally give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our licensees’ businesses. Our license compliance program audits certain licensees to review the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that such audits will be effective to that end.

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

At September 30, 2011, we held approximately $91.4 million in cash and cash equivalents and $444.2 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U.S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, voluminous, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3— “Recent Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements.

The international nature of our business exposes us to financial and regulatory risks that may have a negative impact on our consolidated financial position, results of operations or cash flow, and we may have difficulty protecting our intellectual property in some foreign countries.

We derive a significant portion of our revenues from licensees headquartered outside of the U.S. We have also expanded our operations outside of the U.S. such as research and development facilities in Israel, Ireland and Romania to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

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

From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. For example, in April 2011, we announced that we are exploring a possible separation of our Imaging and Optics business and, in August 2011, we announced closure of our development facility located in Yokohama, Japan. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations or cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that the restructuring, disposal or discontinuance will reduce our operating expenses. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

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

We have made several acquisitions, and it is our current plan to continue to acquire companies and technologies that we believe are strategic to our future business. Investigating businesses or technologies and integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Our plans to integrate and expand upon research and development programs and technologies initiated at each of our operating locations, including image sensor packaging, wafer-level optics and camera technology from our operation in Charlotte, North Carolina, image enhancement technology for digital auto-focus and zoom from our operation in Tel Aviv, Israel, MEMS-based Auto-focus and Auto-focus + Shutter solutions from our operation in Arcadia, California, and in-camera image capture for digital photos from our operations in Galway, Ireland, and micro-electronics packaging and system integration from our operation in San Jose, California, may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

There are numerous risks associated with our acquisitions of businesses, technologies and patents.

We have made a number of acquisitions of businesses, technologies and patents in the recent years. These acquisitions are subject to a number of risks, including but not limited to the following:

•

These acquisitions could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, these acquisitions could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred.

•

The purchase price for each acquisition is determined based on significant judgment on factors such as projected value and availability of the business, technology or patent. In addition, if other companies have similar interests in the same business, technology or patent, our ability to negotiate these acquisitions at favorable terms may be limited and the purchase price may be artificially inflated.

•

Following completion of these acquisitions, we may uncover additional liabilities or unforeseen expenses not discovered during our diligence process. Any such additional liabilities or expenses could result in significant unanticipated costs not originally estimated, such as impairment charges of acquired assets and goodwill, and may harm our financial results. For example, we have recorded an impairment of goodwill of $49.7 million in the three months ended September 30, 2011, mainly due to a significant decline in our market capitalization for an extended period of time (since August 8, 2011).

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

If our amortizable intangible assets (such as acquired patents) or equity investments become impaired, we may be required to record a significant charge to earnings.

In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to periodically review our goodwill, amortizable intangible assets, such as patent portfolio, and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. At September 30, 2011, we recorded an impairment of goodwill of $49.7 million due to a significant decline in our market capitalization for an extended period of time (since August 8, 2011). As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, dated September 14, 2011 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 16, 2011, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxomony Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2011

Tessera Technologies, Inc.

By:	/s/ Michael Anthofer
Michael Anthofer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, dated September 14, 2011 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 16, 2011, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxomony Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.