Form 10-K
period 2011-12-31
TESSERA TECHNOLOGIES INC
filed 2012-02-17
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 was $877,704,263 (based on the closing sale price of the registrant’s common stock as reported on The NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of January 31, 2012 was 51,768,249.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders to be held on March 30, 2012 will be filed with the Commission within 120 days after the close of the registrant’s 2011 fiscal year and are incorporated by reference in Part III.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K (the “Annual Report”). The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, demand, acceptance and market share, future adoption of our

i

technologies in the industry, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property or to renew our existing licenses, our ability to verify royalty amounts owed to us under our licenses, our ability to purchase additional patent portfolios, to partner with other patent holders or to otherwise expand our licensable technology portfolio, our ability to become a vertically integrated camera module supplier, our ability to commercialize out technologies, our acquisitions strategy, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing our common stock pursuant to the authorization of our Board of Directors, the levels of customer spending or research and development activities, general economic conditions, the sufficiency of financial resources to support future operations and capital expenditures.

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

ii

PART I

Item 1.	Business

Corporate Information

Tessera Technologies, Inc. (together with its subsidiaries, the “Company”) was founded and incorporated in the state of Delaware in 1990. Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California 95134. Our telephone number is (408) 321-6000. Tessera, the Tessera logo, µBGA, OptiML, DigitalOptics Corporation, the DigitalOptics Corporation logo, Invensas, the Invensas logo and SHELLCASE are trademarks or registered trademarks of the Company or its affiliated companies in the United States (“U.S.”) and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

In this Annual Report, the “Company,” “we,” “us” and “our” refer to Tessera Technologies, Inc. and its subsidiaries on a consolidated basis.

Overview

Tessera Technologies, Inc. is a holding company with operating subsidiaries in two segments: Intellectual Property (formerly Micro-electronics) and DigitalOptics (formerly Imaging and Optics).

Our Intellectual Property segment is managed by Tessera Intellectual Property Corp., including managing the patent and licensing portfolios of our subsidiaries, Tessera, Inc. and Invensas Corporation (“Invensas”). Our Intellectual Property business, comprised of engineering, licensing, account administration and litigation teams, generates revenue from patented innovations through license agreements with semiconductor companies and outsourced semiconductor assembly and test companies. Tessera, Inc. pioneered chip-scale packaging solutions for the semiconductor industry. We are developing three-dimensional packaging solutions to address new opportunities in our semiconductor packaging. To support relicensing of key customers, Invensas creates custom portfolios of patents purchased from third parties.

DigitalOptics Corporation and its subsidiaries (“DOC”) operate our DigitalOptics business. DOC delivers innovation in imaging and optics with products and capabilities that enable expanded functionality in increasingly smaller devices. DOC’s miniaturized camera module solutions provide cost-effective, high-quality camera features, including Micro Electro Mechanical Systems (“MEMS”)-based auto-focus, extended depth of field (“EDoF”), zoom, image enhancement and optical image stabilization. These technologies can be applied to mobile phones and other consumer electronic products. DOC also offers customized micro-optic lenses from diffractive and refractive optical elements to integrated micro-optical subassemblies.

Our segments were determined based upon the manner in which our management viewed and evaluated our operations for the period reported. As our business grows and evolves, our management may change their views of our business operations. Segment information in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 15—“Segment and Geographic Information” in the Notes to Consolidated Financial Statements is incorporated herein by reference and is presented per the authoritative guidance for segment reporting. We renamed our segments in and have resclassified our segment results to reflect the inclusion of our silent air cooling program in our DigitalOptics segment. Prior to this report, that program was included in our Intellectual Property segment.

Intellectual Property Segment

Research and development by our Tessera, Inc. subsidiary led to significant innovations in semiconductor packaging technology. Semiconductor packaging creates the mechanical and electrical connection between semiconductor chips and systems such as computers and communication equipment, often via connection to printed circuit boards. We patented these innovations, often referred to as chip-scale packaging, which were widely adopted in the industry. The wave of adoption was initially led by Intel Corporation, and over time, many semiconductor companies and outsourced assembly and test companies adopted the technology and entered into license agreements with Tessera, Inc. We have developed significant capabilities in licensing, technical analysis, reverse engineering, license administration and litigation as we have sought reasonable royalties from companies that adopted our technologies.

In 2011, Invensas launched xFD. xFD is a patented semiconductor packaging technology that reduces packaging costs, improves the performance of memory packages containing multiple face down die, and more importantly, enables system manufacturers to use a lower cost printed circuit board. We are working with system manufacturers, memory chip manufacturers and assembly and test companies to speed adoption of xFD technology.

Customers:

Our semiconductor packaging technologies have been licensed to more than 70 companies. These customers include Hynix, Intel, Motorola Mobility, Samsung, Micron Technology, Inc. and Texas Instruments, among others. More than 60 billion semiconductor chips have shipped with Tessera IP.

Research & Development:

As of December 31, 2011, Tessera, Inc. and Invensas employed 63 engineers and technologists devoted to semiconductor packaging and other semiconductor technologies. Research and development and other related costs for the Intellectual Property segment were approximately $28.8 million, $24.0 million and $25.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Intellectual Property Portfolio:

As of December 31, 2011, our subsidiaries comprising the Intellectual Property segment owned approximately 1,098 United States patents and patent applications, as well as approximately 638 foreign patents and patent applications. The latest to expire of those issued patents expires in 2030.

From 2009 through December 31, 2011, Invensas has spent over $100.0 million acquiring patent portfolios from third parties. These portfolios are generally focused on technology areas relevant to high volume products of our key customers. Invensas will conclude this targeted portfolio acquisition effort upon licensing key existing Tessera, Inc. customers and then will focus on licensing out its expanded portfolio. In October 2011, Invensas acquired patents related to three-dimensional semiconductor packaging solutions from, and entered into a technology transfer arrangement with, ALLVIA, Inc. In December 2011, Invensas also acquired 73 memory technology patents from MoSys, Inc.

In addition, Tessera Intellectual Property Corp. evaluates portfolios in fields beyond semiconductor packaging technologies. Our evaluation criteria for patent acquisitions include, for example: the size of the portfolio, the profitability of the infringing products, our view of the prospects of the market for infringing products, legal criteria and our assessment of the likelihood of obtaining negotiated licenses. See Part I, Item 1A—Risk Factors.

Strategy:

We expect our Intellectual Property revenues to primarily come from:

•	Continuing business with our existing licensees;

•	New licensees of our semiconductor packaging technology; and

•

Partnering with patent holders or purchasing patent portfolios in fields beyond semiconductor packaging and then leveraging our core competencies in reverse engineering, licensing and litigation to realize the value of those portfolios.

Our longer-term semiconductor packaging technology strategy focuses on developing a partnership with a company that operates leading edge production facilities. We believe convergence of semiconductor design and manufacturing with assembly and test services is inevitable in the industry. Research and development partnerships will enable our existing team to bring to market three-dimensional packaging solutions and other advancements in semiconductor packaging.

Competition:

We compete with other firms in acquiring or partnering with owners of patent portfolios. The key competitive factors include financial resources and willingness to pay, experience in patent licensing, reputation as a licensor, litigation history, and licensing strategy for the subject portfolio. We also face a form of competition known as royalty stacking. Our customers’ willingness and ability to pay reasonable royalties is, in part, affected by the number of patents infringed by a particular customer product, the concentration of the holders of those patents, the customer’s cost of licensing those patents, and the profitability of the infringing product.

Reasonable royalties for our patented inventions are best secured through negotiated license agreements thereby avoiding the uncertainties of litigation. See Part I, Item 1A—Risk Factors. Obtaining reasonable royalties for use of our patents is generally dependent on:

•	Reverse engineering products and demonstrating infringement of the claimed inventions;

•	Defeating arguments that our patents are invalid or unenforceable; and

•	Providing data supporting the royalties we are seeking.

Although our Tessera Intellectual Property Corp. licensing team is engaged with many semiconductor manufacturers and assembly and test companies and Tessera, Inc. has licensed many semiconductor companies, some of the companies that use our patented technology have not voluntarily entered into license agreements. As a result, we have developed significant abilities to plan, execute and sustain litigation campaigns. We believe that holding a significant cash and cash equivalents position is essential to maintaining the credibility of our litigation capabilities. Some of Tessera, Inc.’s extensively litigated patents expired in 2010, but Tessera, Inc. continues to maintain legal actions seeking damages for past infringement of these expired patents, as well as legal actions related to unexpired patents. See Note 14—“Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

DigitalOptics Segment

DigitalOptics offers mobile camera module solutions in three main categories: actuator technologies, image enhancement solutions and wafer-level optics. DOC’s solutions help meet growing consumer demand for smaller size, lower cost and greater functionality in mobile phones and other consumer electronic products.

Actuator technologies:

DOC’s silicon solutions improve image quality and enhance, extend and simplify picture taking for mobile and portable camera devices. One example is DOC’s MEMS solutions, which offer superior auto-focus and shutter capabilities in a low power, small form factor solution for continuous focus video, saving time and money. MEMS Auto-Focus (AF) actuator uses MEMS technology to precisely position and move a lens inside the camera optics to focus. Positioning precision and repeatability capabilities are achieved through DOC’s unique and proprietary MEMS silicon designs.

DOC’s zoom solution eliminates certain drawbacks of conventional zoom technologies while significantly advancing what is possible in a mobile device. By combining a custom lens design with innovative image processing, it enables 3X zoom capabilities.

Image Enhancement Solutions:

DOC licenses software solutions for digital and video photography image enhancement. Examples include:

•

Face Tools, which provide face-oriented imaging technology such as face tracking/detection, smile/blink detection, face recognition and face beautification. When combined with our hardware acceleration technology, the performance of these applications for both video and still images is enhanced.

•

Portrait Enhancement, which brings professional photo capabilities to all camera or video-enabled products without requiring separate, post-editing software. It works in real time, with either still images or video.

•	Panorama, which enables users to easily and automatically create panoramic images in a single step, without using a PC or editing software.

•	Video Tools, which combine image enhancement software and hardware acceleration to provide real-time video image stabilization and face beautification.

Wafer Level Optics:

DOC uses the latest semiconductor manufacturing techniques to develop and deliver its micro-optic lenses, including Diffractive Optical Elements (“DOEs”), Refractive Optical Elements (“ROEs”) and Integrated Micro-Optical Subassemblies (“IMOS”). DOC uses wafer-level processing to fabricate the DOEs and/or ROEs on one or two sides of the wafer, resulting in a high-precision, high-efficiency, cost effective products. The products are manufactured in DOC’s state-of-the-art ISO-registered facility.

Customers:

Our DOC technologies are currently licensed to companies such as Jiangyin Changjiang Advanced Packaging Corporation (“JCAP”), Nikon Corporation, Casio Computer Co., Ltd., Olympus Imaging Corp., Fujitsu, Q Technology Limited, Samsung Electronics Co., Ltd., STMicroelectronics N.V., Toshiba Corporation, and Xintec, Inc., among others, in markets such as digital still cameras and mobile handsets. Our micro-optic lenses are sold into many markets, including semiconductor lithography, high-end communication routers, military and defense, and barcode scanners.

Sales and Marketing:

Our sales activities focus primarily on developing direct relationships at the technical, marketing and executive management levels with companies in the camera module industry to license our technologies and sell our products and services. Product marketing focuses on identifying the needs and product requirements of our customers. Product marketing also manages the development of all of our technologies throughout the development cycle and creates the required marketing materials to assist with the adoption of the technologies.

Research & Development:

Our research and development groups work closely with our sales and marketing groups, as well as our customers and partners, to bring new products incorporating our technologies to market in a timely, high quality and cost-efficient manner. As of December 31, 2011, DOC employed 270 engineers and technologists devoted to consumer optics. Research and development and other related costs for the DigitalOptics segment were approximately $47.2 million, $50.1 million and $40.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Intellectual Property Portfolio:

As of December 31, 2011, our subsidiaries comprising the DigitalOptics segment owned approximately 695 United States patents and patent applications, as well as approximately 467 foreign patents and patent applications. The latest to expire of those issued patents expires in 2030.

Strategy:

Our overall goal is to transition DOC’s image enhancement solutions from the digital still camera market into the mobile imaging market. We aim to do this primarily in two ways:

•	Manufacture and deliver revolutionary MEMS actuators, displacing the current incumbent technology Voice Coil Motor (VCM) and becoming a significant supplier in the $1 billion actuator market; and

•

Become a vertically integrated camera module supplier, either through partnerships, contract manufacturing, or by becoming a manufacturer directly. As a vertically integrated provider, we expect that DOC would be able to compete effectively in the camera module business, which today is a highly fragmented commodity market worth $9 billion.

Competition:

There are several other licensing and manufacturing companies, including ArcSoft, Inc., Anteryon B.V., DxO Labs, JenOptik A.G., and Heptagon Oy, which are developing imaging and optics solutions and technologies that may compete with ours. In addition, major semiconductor companies producing image sensors are also developing internal solutions that may compete with our technology. These semiconductor companies include, but are not limited to, Omnivision Technologies, Inc., Aptina Imaging Corporation, STMicroelectronics N.V., Samsung Electronics Co, Ltd., and Toshiba Corporation.

Employees

As of December 31, 2011, we had 493 employees, with 61 in sales, marketing and licensing, 333 in research and development (including employees who perform engineering, assembly, design and infrastructure services under our service agreements with third parties) and 99 in general administration, including general management, information technology, finance and accounting. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements other than certain ordinary course agreements of an employer’s collective which may bind our Israeli subsidiaries under Israel law. We consider our relations with our employees to be good.

Customer Concentration

All of our revenues are denominated in U.S. dollars. The following table sets forth revenues generated from customers, all of which are in the Intellectual Property segment, comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Powertech Technology, Inc.	25%	21%	15%
Micron Technology, Inc.	19	13	*
Amkor Technology, Inc.	*	*	24
Motorola, Inc.	*	*	10

*	denotes less than 10% of total revenues.

A significant portion of our revenues are derived from customers headquartered outside of the U.S., principally in Asia and Europe, and we expect these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic regions of the headquarters of our customers and the percentage of revenues derived from each region for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Asia Pacific	66%	65%	50%
U.S.	29%	29%	45%
Europe and other	5%	6%	5%

See Note 15—“Segment and Geographic Information” in the Notes to the Consolidated Financial Statements for additional geographic information about our revenues and long-lived assets.

The international nature of our business exposes us to a number of risks, including, but not limited to:

•	laws and business practices favoring local companies;

•	increased tax rates and withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations;

•	difficulties in enforcing U.S. judgments and orders against foreign persons and products made overseas;

•	less effective protection of intellectual property than is afforded in the U.S. or other developed countries; and

•	international terrorism, particularly in emerging markets.

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

Our operations and financial results are subject to various risks and uncertainties, including, but not limited to, those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock

Some of our license agreements have fixed expiration dates and will need to be renewed or replaced. If we are unable to renew or relicense these license agreements on terms favorable to us, our results of operations could be harmed.

Some of our license agreements have fixed expiration dates. We need to renew or replace these agreements prior to their expiration in order to maintain our current revenue base. For example, license agreements with three major memory licensees are scheduled to expire in May 2012. We received notice of renewal from two of the licensees in November 2011, but the third licensee did not exercise its renewal option. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations. In addition, other licensees may not elect to renew their licenses when their respective license agreements expire. We have expanded our licensable technology portfolio through internal development and patents purchased from third parties, but there is no guarantee that these measures will lead to continued royalties. If we fail to continue to do business with our current licensees, our business would be materially adversely affected.

We are currently involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of the scope of our key patents could significantly harm our business.

As more fully described under the subheading “Contingencies” in Note 14—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements, we are currently involved in litigation involving some of our patents. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of our patents. In addition, reexamination requests have been filed in the U.S. Patent and Trademark Office (“PTO”) with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. The PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. We are currently asserting these patents and patent claims in litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

We cannot predict the outcome of any of these proceedings or the myriad procedural and substantive motions in these proceedings. If there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our patents, or if a court or an administrative body such as the PTO limits the scope of the claims of any of our patents, we could be prevented from enforcing or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock.

Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management’s time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings historically have been protracted and complex. The time to resolution and complexity of our litigations, their disproportionate importance to our business compared to other companies, the propensity for delay in patent litigations, and the potential that we may lose particular motions as well as the overall litigations all could cause significant volatility in our stock price and materially adversely affect our business and consolidated financial position, results of operations and cash flows.

We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property rights, including material litigation with existing licensees or strategic partners, which could harm either of our business segments, or both.

In the past, we have litigated to enforce our patents and other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. Our current legal actions, as described under the subheading “Contingencies” in Note 14—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements, are examples of disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.

These existing and any future legal actions may harm either or both of our business segments, and may hinder our ability to independently optimize each of them. For example, they could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our other Intellectual Property or DigitalOptics technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues.

From time to time we identify products that we believe to infringe our patents. We seek to license the manufacturer of those products but on occasion the manufacturer is unwilling to enter into a license agreement and then we enforce our patent rights against those products. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits.

The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. These costs may be materially higher than expected, which could adversely affect our operating results and lead to volatility in the price of our common stock. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations or cash flows.

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

In 2005, Tessera, Inc. provided two major dynamic random access memory (“DRAM”) manufacturers with first-mover pricing advantages with respect to royalties due to Tessera, Inc. under their respective licenses based on several factors, including volumes. The effect of the volume pricing adjustments may cause, at certain shipment volumes and for these two DRAM manufacturers only, Tessera, Inc.’s aggregate annual DRAM royalty revenues to grow less rapidly than annual growth in overall unit shipments in the DRAM end market. An additional effect may include some quarter-to-quarter fluctuations in growth in Tessera, Inc.’s revenues from the DRAM end market, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers as well as the timing of when they reach the volume pricing incentive in a given calendar quarter and their royalty payments within a calendar year.

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

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes to the patent laws and proposed changes to the rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act which codifies significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes on our patent portfolio and business have yet to be determined, as the PTO must still implement regulations relating to these changes and the courts have yet to address the new provisions. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, and we may not receive royalties after that time.

Tessera, Inc.’s license agreement with Texas Instruments, Inc. automatically converts to a fully paid-up license on December 31, 2013, assuming that Texas Instruments complies with all terms and conditions of the license agreement up through its expiration. Tessera, Inc’s license agreements with Samsung Electronics Co, Ltd. and Hynix Semiconductor Inc. each convert to a fully paid-up license after the expiration of its extended term in 2017. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of Tessera, Inc.’s relevant intellectual property under the terms of the license agreements without further payment, even if relevant patents are still in effect. If we cannot find another source of revenue to replace the revenues from these license agreements converting to fully paid-up licenses, our results of operations following such conversion would be materially adversely affected.

A significant amount of our royalty revenues comes from a few end markets and products, and our business could be harmed if demand for these market segments or products declines.

A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for digital signal processors, application-specific standard product semiconductors, application-specific integrated circuits and memory. In addition, we derive substantial revenues from the incorporation of our technology into mobile devices. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues will be reduced significantly and our business would be harmed.

Our revenues are concentrated in a few customers and if we lose any of these customers our revenues may decrease substantially.

We earn a significant amount of our revenues from a limited number of customers. For the year ended December 31, 2011, there were two customers that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially. Powertech Technology Inc. (“PTI”), one of these customers, has initiated litigation to terminate its license with Tessera, Inc. See “Contingencies” in Note 14—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements. If PTI elects to stop making payments or if we receive an adverse determination in that case, it would have a substantial adverse impact on our royalty revenue in the near term.

We have a royalty-based business model, which is inherently risky.

Our long-term success depends on future royalties paid to us by licensees. Royalty payments under our licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology. We also have royalty arrangements in which royalties are paid based on a percent of net sales, a per package, or a per unit sold basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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

The current DRAM market conditions are challenging, and if such conditions do not improve, it may have a material adverse effect on our business.

Current conditions in the DRAM market are challenging. Prices for many DRAM chips are less than our licensees’ or potential licensees’ variable costs of making that chip. The DRAM market has gone through many cycles of unprofitability, resulting in the bankruptcy, consolidation or discontinuation of DRAM production by many semiconductor companies. We are unable to predict the effect of the current market conditions on our licensees or potential licensees. The poor profitability, bankruptcy, consolidation or discontinuation of DRAM production by any of these companies could have a material adverse effect on our business.

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

We expect that our technologies will continue to compete with technologies of internal design groups at semiconductor manufacturers, assemblers, electronic component and system manufacturers, image sensor and lens manufacturers and camera module companies such as Omnivision Technologies, Inc., Aptina Imaging Corporation, STMicroelectronics, Inc., Samsung Electronics Co, Ltd., and Toshiba Corporation. The internal design groups of these companies create their own packaging, imaging and optics solutions. If these internal design groups design around our patents or introduce unique solutions superior to our technology, they may not need to license our technology. These groups may design technology that is less expensive to implement or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the inherent advantage of access to internal corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We devote significant engineering resources to develop new technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries. To remain competitive, we must introduce new technologies in a timely manner and the market must adopt them. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our patents will expire in the future. Our current U.S. issued patents expire at various times from 2012 through 2030. We need to develop or acquire successful innovations and obtain patents on those innovations before our current patents expire, and our failure to do so could significantly harm our business, financial position, results of operations or cash flows.

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

As part of our DigitalOptics business, we currently derive revenues from licenses to and royalties from our imaging and optics technologies in consumer electronics, such as mobile phones, digital still cameras, wireless devices, personal computers and other consumer electronics. Our future success depends upon transitioning our image enhancement solutions into the mobile imaging market through delivering revolutionary MEMS actuators and becoming a vertically integrated camera module supplier. Any of the following factors could limit the growth of our imaging and optics technology:

•	our ability to innovate and provide solutions at lower costs, with improved performance, or with more enhanced features than our competitors;

•	the relevant markets’ rate of adoption of our imaging and optics technologies;

•	our ability to build a robust supply chain to support product ramp plans; and

•	our competitors who may have superior products or solutions which take away market shares or design wins from us.

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

Under certain contracts, we are required to perform certain services, in some cases including design services for lens, register transfer level, high performance optical and optical components and tooling services. If we fail to deliver as required under these contracts, we could lose revenues and become subject to liability for breach of contract. We also provide certain services at or below cost in an effort to increase the speed and breadth with which our customers adopt our technologies. For example, we provide modeling, manufacturing process training, equipment and materials characterization and other services to assist customers in designing, implementing, upgrading and maintaining their assembly lines. We frequently provide these services as a form of training to introduce new customers to our technology and existing customers to new technologies, with the aim that these services will generate revenues in the future. Our failure to manage these services adequately may harm our business, financial position, results of operations or cash flows.

Our DigitalOptics solutions rely on the use of certain materials from a single supplier or a limited number of suppliers. The lack of availability of these materials could delay the execution of our business strategy and adversely affect our revenues.

We rely on the use of certain materials available from a single supplier or a limited number of suppliers for the manufacturing of our small form factor micro-optics. If any or some of these materials become unavailable, or, if any of these suppliers cease operations and we cannot find an alternative source, our development efforts could be delayed and our revenues from our DigitalOptics business could be adversely affected.

Our licensing cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful.

We generally incur significant marketing, legal and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can range from six to 18 months or longer for an Intellectual Property license and 18 to 24 months or longer for a DigitalOptics license. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

Tessera Intellectual Property Corp. incurs significant reverse engineering expenditures on products of potential licensee in order to prepare sales and marketing collateral. We employ intensive marketing and sales efforts to educate licensees, potential licensees and original equipment manufacturers about the benefits of our technologies. In addition, even if these companies adopt our technologies, they must devote significant resources to integrate fully our technologies into their operations. If our marketing and sales efforts are unsuccessful, then we will not be able to achieve widespread acceptance of our technology. In addition, ongoing litigation could impact our ability to gain new licensees which could have an adverse effect on our financial condition, results of operations or cash flows.

Our financial and operating results may vary, which may cause the price of our common stock to decline.

We currently provide guidance on revenues and expenses on a quarterly basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “Risk Factors” section of this report and the following:

•	the timing of and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	fluctuations in our royalties caused by pricing advantages provided to two DRAM manufacturers;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	decrease in our revenues caused by price erosion on high performance camera modules incorporating our DigitalOptics technologies;

•	the amount of our product and service revenues;

•	the timing of obtaining design wins and manufacturing plan for our MEMS solutions;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

•	legal proceedings affecting our patents, patent applications or license agreements;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific end markets in which we concentrate;

•	changes in demand for semiconductor capital equipment, digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers;

•	the timing of the conclusion of license agreements;

•	the time it takes to establish new licensing arrangements could be lengthy;

•	the timing of meeting the requirements for revenue recognition under accounting principles;

•	changes in accounting principles; and

•	cyclical fluctuations in semiconductor markets generally.

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

At December 31, 2011, we held approximately $55.8 million in cash and cash equivalents and $436.6 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U.S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

The economic downturn and weakened financial markets could negatively affect our businesses, results of operations and financial condition.

Slow economic activity, high unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have contributed to and continue to contribute to a challenging economic environment. This environment makes it difficult for our customers, our vendors and us to accurately forecast and plan future business activities and has caused businesses to slow spending on our products and services. Our major licensees have experienced reductions in semiconductor sales which could materially and adversely affect our revenues, results of operations and financial condition. Furthermore, the constraints in the capital and credit markets may limit the ability of our customers to timely borrow and access the capital and credit markets to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products and services, which could materially and adversely impact our results of operations or cash flows.

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

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3—“Recent Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements.

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

From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. For example, in April 2011, we announced that we are exploring a possible separation of our DigitalOptics business and, in August 2011, we announced closure of our development facility located in Yokohama, Japan. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations or cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that the restructuring, disposal or discontinuance will reduce our operating expenses. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

We may be unable to identify or complete a favorable transaction with respect to the DigitalOptics business.

Although as previously announced we are exploring a possible separation of our DigitalOptics business, we have not set a definitive timetable for completing our exploration of strategic alternatives for that business, and there can be no assurance that the process will result in the identification or selection of a transaction, that any transaction that is identified or selected will be completed, or that a completed transaction will be favorable to us and our stockholders. There are numerous hurdles to such a transaction, including the ongoing operating losses of the DigtialOptics business, which make it uncertain whether such business could be operated as a stand-alone company or would attract interest from any potential buyer.

Disputes regarding our intellectual property may require us to indemnify certain licensees, the cost of which could adversely affect our business operations and financial condition.

While we generally do not indemnify our licensees, some of our license agreements in our DigitalOptics business provide limited indemnities for certain actions brought by third parties against our licensees, and some require us to provide technical support and information to a licensee that is involved in litigation for using our technology. We expect to agree to provide similar indemnity or support obligations to future licensees. Our indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee’s development, marketing and sales of licensed imaging and optics products could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse affect on our business operations, consolidated financial position, results of operations or cash flows.

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

We have made several acquisitions, and it is our current plan to continue to acquire companies, patent portfolios and technologies that we believe are strategic to our future business. Investigating businesses, patent portfolios or technologies and integrating newly acquired businesses, patent portfolios or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Our plans to integrate and expand upon research and development programs and technologies initiated at each of our operating locations, including image sensor packaging, wafer-level optics and camera technology from our operation in Charlotte, North Carolina, image enhancement technology for digital auto-focus and zoom from our operation in Tel Aviv, Israel, MEMS-based Auto-focus and Auto-focus + Shutter solutions from our operation in Arcadia, California, and in-camera image capture for digital photos from our operations in Galway,

Ireland, and system integration from our operation in San Jose, California, may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

•

The purchase price for each acquisition is determined based on significant judgment on factors such as projected value, quality and availability of the business, technology or patent. In addition, if other companies have similar interests in the same business, technology or patent, our ability to negotiate these acquisitions at favorable terms may be limited and the purchase price may be artificially inflated.

•

Following completion of these acquisitions, we may uncover additional liabilities, patent validity, infringement or enforcement issues or unforeseen expenses not discovered during our diligence process. Any such additional liabilities, patent validity, infringement or enforcement issues or expenses could result in significant unanticipated costs not originally estimated, such as impairment charges of acquired assets and goodwill, and may harm our financial results. For example, during 2011 we recorded an impairment of goodwill of $49.7 million, mainly due to a significant decline in our market capitalization for an extended period of time.

•

The integration of technologies, patent portfolios and personnel, if any, will be a time consuming and expensive process that may disrupt our operations if it is not completed in a timely and efficient manner. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits from any of these acquisitions.

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

•

There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets. During that time lag, material costs are likely to be incurred in preparing licensing and/or litigation campaigns that would have a negative effect on our results of operations, cash flows and financial position.

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

In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to periodically review our goodwill, amortizable intangible assets, such as patent portfolio, and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. In 2011, we recorded an impairment of goodwill of $49.7 million due to a significant decline in our market capitalization for an extended period of time. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, new SEC regulations and the NASDAQ Stock Market rules, have created uncertainty for companies. These laws, regulations and standards are often subject to varying interpretations. As a result, their application in practice may evolve as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result of our efforts to comply with evolving laws, regulations and standards, we have increased and may continue to increase general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our principal corporate administrative, sales, marketing and research and development facilities are located in San Jose, California, and are held under an operating lease. We own a research and development and manufacturing facility in Charlotte, North Carolina. We also have marketing support and research and development facilities in Arcadia, California, China, Israel, Ireland, Romania and Taiwan that are held under operating leases. Our DigitalOptics reporting segment utilizes all these facilities and our Intellectual Property reporting segment utilizes our facilities located in San Jose, California. We believe our existing facilities are suitable and adequate for our current needs.

Item 3.	Legal Proceedings

The information in Note 14 —“Commitments and Contingencies” of the Notes to Consolidated Financial Statements under the subheading “Contingencies” is incorporated by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded publicly on The NASDAQ Global Select Market under the symbol “TSRA.” The price range per share is the highest and lowest bid prices, as reported by The NASDAQ Global Select Market, on any trading day during the respective quarter.

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter (ended March 31, 2011)	$23.18	$15.84
Second Quarter (ended June 30, 2011)	$20.77	$15.55
Third Quarter (ended September 30, 2011)	$17.72	$11.83
Fourth Quarter (ended December 31, 2011)	$18.41	$11.13

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter (ended March 31, 2010)	$24.29	$16.27
Second Quarter (ended June 30, 2010)	$23.14	$16.00
Third Quarter (ended September 30, 2010)	$18.88	$14.96
Fourth Quarter (ended December 31, 2010)	$22.50	$17.92

As of January 31, 2012 there were outstanding 51,768,249 shares of common stock held by 34 stockholders of record. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

On August 24, 2007, we announced a plan authorized by our Board of Directors to purchase up to $100 million of our common stock in the open market or through private transactions. No purchases were made during the years ended December 31, 2011 or 2010 under this plan. No expiration date has been specified for this plan. For the years ended December 31, 2008 and 2007, we repurchased a total of 630,000 shares and 15,000 shares, respectively, or, a total of 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under the terms of the repurchase program. As of December 31, 2011, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

PERFORMANCE GRAPH

The following graphic representation shows a comparison of total stockholder return for holders of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index from December 31, 2006 through December 31, 2011. The graph and table assume that $100 was invested on December 31, 2006 in each of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	12/06	12/07	12/08	12/09	12/10	12/11
Tessera Technologies, Inc.	$100.00	$103.13	$29.45	$57.68	$54.91	$41.52
NASDAQ Composite	$100.00	$110.65	$66.42	$96.54	$114.06	$113.16
PHLX Semiconductor	$100.00	$87.99	$46.47	$80.16	$92.93	$83.31

This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (“Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
Royalty and license fees	$237,201	$279,623	$286,207	$220,252	$161,045
Past production payments (1)	—	—	—	170	—
Product and service revenues	17,375	21,770	13,233	27,869	34,643

Total revenues	254,576	301,393	299,440	248,291	195,688

Operating expenses:
Cost of revenues	23,493	21,777	16,971	16,746	17,708
Research, development and other related costs	75,976	74,098	65,888	61,599	37,526
Selling, general and administrative	83,378	79,300	72,808	69,539	51,988
Litigation expenses	29,354	21,892	26,131	84,308	22,326
Impairment of long-lived asset	(569)	3,505	—	—	—
Restructuring and other charges	5,249	—	—	—	—
Impairment of goodwill	49,653	—	—	—	—

Total operating expenses	266,534	200,572	181,798	232,192	129,548

Operating income (loss)	(11,958)	100,821	117,642	16,099	66,140
Interest and other income, net	2,643	2,604	5,519	3,087	11,941

Income (loss) before taxes	(9,315)	103,425	123,161	19,186	78,081
Provision for income taxes	9,985	46,079	53,365	14,544	32,943

Net income (loss)	$(19,300)	$57,346	$69,796	$4,642	$45,138

Net income (loss) per common share-basic (2)	$(0.38)	$1.15	$1.43	$0.10	$0.95

Net income (loss) per common share-diluted (2)	$(0.38)	$1.14	$1.42	$0.10	$0.93

Weighted average number of shares used in per share calculation-basic (2)	51,082	50,070	48,826	47,963	47,566
Weighted average number of shares used in per share calculation-diluted (2)	51,082	50,450	49,265	48,358	48,637

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$492,445	$475,005	$387,958	$276,500	$289,724
Working capital	481,427	468,912	379,559	261,301	295,475
Total assets	716,526	711,854	616,318	501,589	444,436
Long-term liabilities	5,017	10,503	11,431	12,599	7,747
Total stockholders’ equity	670,679	664,583	572,185	446,904	418,324

(1)	Past production payments consist of royalty payments for the use of our technology or intellectual property in the past by new licensees that make such payments as part of a settlement of a patent infringement dispute.

(2)	See Note 8 of the Notes to Consolidated Financial Statements for an explanation of the methods used to determine the number of shares used to compute per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion (presented in thousands, except for percentages) should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

Tessera Technologies, Inc. is a holding company with operating subsidiaries in two segments: Intellectual Property (formerly Micro-electronics) and DigitalOptics (formerly Imaging and Optics).

Our Intellectual Property business, comprised of engineering, licensing, account administration and litigation teams, generates revenue from patented innovations through license agreements with semiconductor companies and outsourced semiconductor assembly and test companies.

Our DigitalOptics business delivers innovation in imaging and optics with products and capabilities that enable expanded functionality in increasingly smaller devices. DigitalOptics’ miniaturized camera module solutions provide cost-effective, high-quality camera features, including MEMS-based auto-focus, extended depth of field, zoom, image enhancement and optical image stabilization. These technologies can be applied to mobile phones and other consumer electronic products.

Results of Operations

Acquisitions

We have grown our business partly through acquisitions. On May 5, 2010, we completed the acquisition of Siimpel Corporation (“Siimpel”), a developer and manufacturer of MEMS-based camera solutions for mobile imaging applications for $15.0 million. Siimpel’s MEMS Auto-focus and MEMS Auto-focus + Shutter solutions complement our image enhancement solutions and enable us to offer a wider range of high-value IP-based imaging and optics solutions. In 2011 and 2010, we incurred $12.0 million and $6.5 million, respectively, of operating expenses for Siimpel. The impact of the acquisition on our financial results has been included in the following discussion.

Revenues

Our revenues are generated from royalty and license fees, past production payments, and product and service revenues. Royalty and license fees include revenues from license fees and royalty payments generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one quarter lag. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenues depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of the element and the nature of our deliverables and obligations. In addition, our royalty revenues will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by licensees; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; and (e) the impact of economic downturns.

In 2005, we provided two major DRAM manufacturers with volume based pricing adjustments. The effect of the volume pricing adjustments has caused our aggregate annual DRAM royalty revenues to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect has been quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year.

We are in litigation with PTI, a material customer. See under the subheading “Contingencies” in Note 14—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements. Any election by PTI to cease payments would have a substantial adverse impact on our royalty revenue in the near term.

In the past, we have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. We believe that similar future proceedings may result in fluctuations in our revenue and expenses.

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Years Ended December 31,
	2011	2010	2009
Revenues:
Royalty and license fees	93%	93%	96%
Product and service revenues	7	7	4

Total Revenues	100	100	100
Operating expenses:
Cost of revenues	9	7	6
Research and development and other related costs	30	25	22
Selling, general and administrative	33	26	24
Litigation expense	12	7	9
Impairment of long-lived assets	(1)	1	—
Restructuring and other charges	2	—	—
Impairment of goodwill	20	—	—

Total operating expenses	105	66	61

Operating income (loss)	(5)	34	39
Other income and expense, net	1	1	2

Income (loss) before taxes	(4)	35	41
Provision for income taxes	4	16	18

Net income (loss)	(8)%	19%	23%

Fiscal Year 2011 and 2010

The following table sets forth our revenues by type (in thousands, except for percentages):

	Years Ended December 31,
	2011		2010		(Decrease)	Change
Royalty and license fees	$237,201	93%	$279,623	93%	$(42,422)	(15)%
Product and service revenues	17,375	7	21,770	7	(4,395)	(20)

Total revenues	$254,576	100%	$301,393	100%	$(46,817)	(16)%

Revenues.    In January 2011, we announced that five licensees or former licensees were in breach of contract or did not renew their license agreements. The impact was a decrease in revenue of approximately $35.4 million for the year ended December 31, 2011 as compared to the same period in 2010. Revenues for the year ended December 31, 2011 were $254.6 million, compared to $301.4 million for the year ended December 31, 2010, a decrease of $46.8 million, or 16%. The overall decrease in revenues in the year ended December 31, 2011 as compared to the same period in 2010 was primarily due to the impact of the aforementioned $35.4 million, a non-recurring $15.0 million payment for past royalties litigation settlement with United Test Assembly Center Ltd. (“UTAC”) recorded in the year ended December 31, 2010, and lower lithography sales in our Micro-optics products of $4.7 million, offset by higher royalty revenues from optical image enhancement and embedded image enhancement technologies of $7.8 million.

Cost of Revenues.    Cost of revenues primarily consists of direct compensation, materials, amortization of intangible assets related to acquired technologies, fees related to the renewal of our license agreements, supplies and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. Excluding amortization of acquired intangible assets and fees related to the renewal of our license agreements, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies, the product and service revenues component of total revenues, the mix of product sales to semiconductor, optics and communications industries and the timing of property and equipment being placed in service.

Cost of revenues for the year ended December 31, 2011 was $23.5 million, as compared to $21.8 million for the year ended December 31, 2010, an increase of $1.7 million, or 8%. The increase was primarily attributable to the increase in personnel related expenses and fees related to the renewal of our license agreements, offset by a decrease in materials and stock-based compensation expense.

Research, Development and Other Related Costs.    Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent prosecution, applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, circuitry design, 3D architecture, high-density substrate, thermal management technology, image enhancement technology, including MEMS-based products, and micro-optic lens solutions such as diffractive and refractive optical elements to integrated micro-optical subassemblies. All research, development and other related costs are expensed as incurred.

Research, development and other related costs for the year ended December 31, 2011 were $76.0 million, as compared to $74.1 million for the year ended December 31, 2010, an increase of $1.9 million, or 3%. The increase was primarily due to $5.2 million of increased expenses incurred by Siimpel, acquired in May 2010, and an increase in patent prosecution, application and examination expenses of $3.0 million, outside service costs of $0.9 million, and amortization of intangible assets of $0.8 million, offset by decreases in stock-based compensation expense of $2.7 million, personnel related expenses of $2.0 million, depreciation expense of $1.6 million and material costs of $1.4 million.

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

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2011 were $83.4 million, as compared to $79.3 million for the year ended December 31, 2010, an increase of $4.1 million, or 5%. The increase was primarily attributable to the inclusion of $0.3 million of increased expenses in 2011 incurred by Siimpel, acquired in May 2010, and increases in amortization of intangible assets of $1.7 million, personnel related expenses of $1.3 million, office equipment and software of $0.5 million and stock-based compensation expense of $0.4 million.

Litigation Expense.    Litigation expense for the year ended December 31, 2011 was $29.4 million, as compared to $21.9 million for the year ended December 31, 2010, an increase of $7.5 million, or 34%. The increase was primarily attributable to an increase in activities in our arbitration with Amkor Technology, Inc. Refer to Note 14—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional details.

We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described Note 14—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Upon expiration of the current terms of our DRAM customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of a campaign to secure payment of reasonable royalties for the use of our patented technology. Were we to initiate such litigation, our future litigation expenses would increase.

Impairment of long-lived assets.    In 2010, in connection with the cessation of development activity of wafer-level optics technology, we concluded that certain equipment would be disposed of by sale. As a result, we recognized an impairment charge of $3.5 million, which represents the excess of the net carrying value of the equipment over the fair value less cost to sell. These assets were classified as assets-held-for-sale as of December 31, 2010. As of December 31, 2011, certain assets were reclassified as held-for-use and the remaining assets were disposed of, resulting in a gain of $0.6 million.

Restructuring and Other Charges.    In January 2011, we announced a reorganization of our DigitalOptics (formerly Imaging and Optics) segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus, and a reduction up to 15% of our worldwide employee base. In August 2011, we announced a commitment to undertake a workforce reduction at our Yokohama, Japan development facility and to close that facility in order to optimize our operations. Restructuring and other charges primarily consisted of severance, costs related to the continuation of employee benefits, expenses related to the closure of facilities, and other costs related to the closure of the leased facility in Japan that are not expected to be recurring. Restructuring and other charges were $5.2 million for the year ended December 31, 2011. No restructuring charges were incurred for the year ended December 31, 2010.

Impairment of Goodwill.    In 2011, we recorded an impairment charge of goodwill of $49.7 million due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time. There was no impairment of goodwill for the year ended December 31, 2010. Refer to Note 7—“Goodwill and Identified Intangible Assets” of the Notes to Consolidated Financial Statements for additional details.

Stock-based Compensation Expense.    The following table sets forth our stock-based compensation expense for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2010
Cost of revenues	$458	$579
Research, development and other related costs	8,233	10,937
Selling, general and administrative	16,879	16,479

Total stock-based compensation expense	$25,570	$27,995

Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2011, stock-based compensation expense was $25.6 million, of which $16.5 million related to employee stock options, $7.0 million related to restricted stock awards and units and $2.1 million related to employee stock purchases. For the year ended December 31, 2010, stock-based compensation expense was $28.0 million, of which $14.6 million related to employee stock options, $11.0 million related to restricted stock awards and units and $2.4 million related to employee stock purchases. As of December 31, 2011, the amount of unrecognized stock-based compensation expense after estimated forfeitures related to unvested stock options was $21.3 million to be recognized over an estimated weighted average amortization period of 2.7 years and $13.9 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.7 years.

Future stock-based compensation expense and unrecognized stock-based compensation expense will fluctuate due to changes in our assumptions used to determine the fair value, fluctuations in our stock price and additional stock awards being granted.

Other Income and Expense, Net.    Other income and expense, net, was $2.6 million for the year ended December 31, 2011 and 2010. The flat result from the earlier period was primarily attributable to a slight decrease in interest income on a higher average balance of cash equivalents and investments as compared to the same period in 2010.

Provision for Income Taxes.    The provision for income taxes for the year ended December 31, 2011 was $10.0 million and was comprised of domestic income tax, foreign income and withholding taxes as offset by a tax benefit of the impairment of tax-deductible goodwill. The provision for income taxes for the year ended December 31, 2010 was $46.1 million and was comprised of domestic income tax and foreign income and withholding taxes. The decreases in the income tax provision for the year ended December 31, 2011 as compared to the prior year period were largely attributable to the reduction in U.S. profits before tax, the benefit of the impairment of tax-deductible goodwill, a decrease in state taxes as a result in a change in tax law, and a reduction in losses in jurisdictions for which no benefit can be realized.

Fiscal Year 2010 and 2009

The following table sets forth our revenues by type (in thousands, except for percentages):

	Years Ended December 31,				Increase/ (Decrease)	Change
	2010		2009
Royalty and license fees	$279,623	93%	$286,207	96%	$(6,584)	(2)%
Product and service revenues	21,770	7	13,233	4	8,537	65

Total revenues	$301,393	100%	$299,440	100%	$1,953	1%

Revenues.    Revenues for the year ended December 31, 2010 were $301.4 million, compared to $299.4 million for the year ended December 31, 2009, an increase of $2.0 million, or 1%. Included in 2009 total revenues was $60.6 million awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera, Inc. Excluding this award, revenues for the year ended December 31, 2010 were up $62.6 million, or 26%, as compared to the year ended December 31, 2009. The increase was due to royalties reported by our Intellectual Property segment, a $15.0 million payment for past royalties under the UTAC litigation settlement, and increased demand for our Micro-optics products in the photolithography industry.

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

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2010 were $79.3 million, as compared to $72.8 million for the year ended December 31, 2009, an increase of $6.5 million, or 9%. The increase was primarily attributable to an increase in the inclusion of $1.0 million of expenses incurred by Siimpel, acquired in May 2010, amortization of acquired intangible assets of $2.4 million, personnel related expenses of $2.2 million, and materials and supplies of $1.5 million, offset by lower marketing expense of $0.8 million.

Litigation Expense.    Litigation expense for the year ended December 31, 2010 was $21.9 million, as compared to $26.1 million for the year ended December 31, 2009, a decrease of $4.2 million, or 16%. The decrease was primarily attributable to a decrease in case activities in our legal proceedings related to the International Trade Commission and the UTAC litigation, as a settlement was reached with UTAC in early 2010, offset by antitrust proceedings against Hynix and arbitration with Amkor. Refer to Part I, Item 3—Legal Proceedings for additional details.

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

Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2010, stock-based compensation expense was $28.0 million, of which $14.6 million related to employee stock options, $11.0 million related to restricted stock awards and units and $2.4 million related to employee stock purchases. For the year ended December 31, 2009, stock-based compensation expense was $27.9 million, of which $16.3 million related to employee stock options, $9.7 million related to restricted stock awards and units and $1.9 million related to employee stock purchases. As of December 31, 2010, the amount of unrecognized stock-based compensation expense after estimated forfeitures related to unvested stock options was $24.9 million to be recognized over an estimated weighted average amortization period of 2.3 years and $21.2 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 3.0 years.

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

Segment Operating Results

We have two reportable segments: Intellectual Property and DigitalOptics. In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

In 2011, we appointed a new President and Chief Executive Officer, who is also our Chief Operating Decision Maker (“CODM”). In the same period, we appointed a new President of DigitalOptics Corporation and a new President of Tessera Intellectual Property Corp. At the end of 2011, we reorganized our reporting units to align with the vision of our CODM, such as the inclusion of development and product commercialization efforts related to our silent air cooling technology in the DigitalOptics segment instead of the Intellectual Property segment. Prior year amounts have been reclassified to conform to current year presentation.

Our Intellectual Property segment is managed by Tessera Intellectual Property Corp., including managing the patent and license portfolios of our subsidiaries, Tessera, Inc. and Invensas Corporation (“Invensas”). Our Intellectual Property business, comprised of engineering, licensing, account administration and litigation teams, generates revenue from patented innovations through license agreements with semiconductor companies and outsourced semiconductor assembly and test companies. Tessera, Inc. pioneered chip-scale packaging solutions for the semiconductor industry. We are currently developing three-dimensional packaging solutions to address new opportunities in our semiconductor packaging. To support relicensing of key customers, Invensas creates custom portfolios of patents purchased from third parties.

DigitalOptics Corporation and its subsidiaries (“DOC”) operate our DigitalOptics business. DOC delivers innovation in imaging and optics with products and capabilities that enable expanded functionality in increasingly smaller devices. DOC’s miniaturized camera module solutions provide cost-effective, high-quality camera features, including MEMS-based auto-focus, extended depth of field, zoom, image enhancement and optical image stabilization. These technologies can be applied to mobile phones and other consumer electronic products. This segment also offers customized micro-optic lenses from diffractive and refractive optical elements to integrated micro-optical subassemblies and will be offering silent air cooling products.

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 15—“Segment and Geographic Information” of the Notes to Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues:
Intellectual Property Segment:
Royalty and license fees	$213,412	$264,030	$269,675
Product and service revenues	—	—	48

Total Intellectual Property revenues	213,412	264,030	269,723
DigitalOptics Segment:
Royalty and license fees	23,789	15,593	16,532
Product and service revenues	17,375	21,770	13,185

Total DigitalOptics revenues	41,164	37,363	29,717

Total revenues	254,576	301,393	299,440

Operating expenses:
Intellectual Property Segment	81,493	57,301	60,607
DigitalOptics Segment	138,073	97,467	78,762
Corporate Overhead	46,968	45,804	42,429

Total operating expenses	266,534	200,572	181,798
Operating income (loss):
Intellectual Property Segment	131,919	206,729	209,116
DigitalOptics Segment	(96,909)	(60,104)	(49,045)
Corporate Overhead	(46,968)	(45,804)	(42,429)

Total operating income (loss)	$(11,958)	$100,821	$117,642

The revenues and operating income (loss) amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily administration, human resources, legal, finance, information technology, corporate development, procurement activities, and insurance expenses. For the year ended December 31, 2011, corporate overhead expenses were $47.0 million compared to $45.8 million for the year ended December 31, 2010. The increase of $1.2 million from the year ended December 31, 2010 was mainly attributable to increases in personnel related expenses of $0.9 million and in outside services of $1.8 million, offset by decreased litigation expense of $1.5 million.

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

Intellectual Property Segment

Fiscal Year 2011 and 2010

	Years Ended December 31,
	2011	2010
Revenues:
Intellectual Property segment
Royalty and license fees	$213,412	$264,030
Product and service revenues	—	—

Total Intellectual Property revenues	213,412	264,030
Operating expenses:
Cost of revenues	2,597	410
Research, development and other related costs	28,752	23,958
Selling, general and administrative	17,725	12,623
Litigation expense	29,306	20,310
Restructuring and other charges	3,113	—

Total operating expenses	81,493	57,301

Total operating income	$131,919	$206,729

In January 2011, we announced that five licensees or former licensees were in breach of contract or did not renew their license agreements. The impact was a decrease in revenue of approximately $35.4 million for the year ended December 31, 2011 as compared to the same period in 2010. Intellectual Property revenues for the year ended December 31, 2011 were $213.4 million as compared to $264.0 million for the year ended December 31, 2010, which represented a decrease of $50.6 million, or 19%. The overall decrease in revenues in the year ended December 31, 2011 as compared to the same period in 2010 was primarily due to the impact of the aforementioned $35.4 million, and a non-recurring $15.0 million litigation settlement with UTAC recorded in the year ended December 31, 2010.

Intellectual Property revenues consist primarily of royalties received from our licensees through license agreements with semiconductor companies and outsourced semiconductor assembly and test companies. In 2005, we provided two major DRAM manufacturers with volume pricing adjustments. The effect of the volume pricing adjustments caused our aggregate annual DRAM royalty revenues to grow less rapidly than annual growth in overall unit shipments in the DRAM end markets. These volume pricing adjustments caused quarter-to-quarter and year-to-year fluctuations in the growth in our revenues from the DRAM end markets. We have no other contracts that provide volume-based pricing adjustments.

In 2011, we announced workforce reductions and a closure of our Yokohama, Japan development facility pursuant to our ongoing efforts to optimize our operations. Restructuring and other charges primarily consisted of severance, costs related to the continuation of employee benefits and expenses related to the facility closure that are not expected to be recurring.

Operating expenses for the year ended December 31, 2011 were $81.5 million and consisted primarily of R&D of $28.8 million, SG&A of $17.7 million and $29.3 million in litigation expense. The increase of $24.2 million as compared to $57.3 million for the year ended December 31, 2010 was primarily attributable to increases in litigation expense of $9.0 million, restructuring and other charges related to the closure of the Yokohama, Japan development facility of $2.9 million, amortization of intangible asset expense of $2.9 million, personnel related expenses of $2.6 million, patent maintenance expenses of $2.6 million, outside services, including fees related to the renewal of our license agreements, of $2.5 million, stock-based compensation expense of $0.9 million and equipment and materials of $0.4 million.

We expect that litigation expense will continue to be a material portion of the Intellectual Property segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Note 14—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements, and because we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Operating income for the years ended December 31, 2011 and 2010 was $131.9 million and $206.7 million, respectively, which represented a decrease of $74.8 million, or 36%, for the reasons stated above.

Fiscal Year 2010 and 2009

	Years Ended December 31,
	2010	2009
Revenues:
Intellectual Property
Royalty and license fees	$264,030	$269,675
Product and service revenues	—	48

Total Intellectual Property revenues	264,030	269,723
Operating expenses:
Cost of revenues	410	403
Research, development and other related costs	23,958	25,149
Selling, general and administrative	12,623	8,924
Litigation expense	20,310	26,131

Total operating expenses	57,301	60,607

Total operating income	$206,729	$209,116

Intellectual Property revenues for the year ended December 31, 2010 were $264.0 million as compared to $269.7 million for the year ended December 31, 2009, which represented a decrease of $5.7 million, or 2%. Included in 2009 total revenues was $60.6 million awarded by an arbitration panel for Amkor’s material breach of its license agreement with Tessera, Inc. Excluding this award, revenues for the year ended December 31, 2010 were up $54.9 million, or 26%, as compared to the year ended December 31, 2009. The increase was due to stronger royalties reported from our licensees and a $15.0 million payment under the UTAC litigation settlement.

Operating expenses for the year ended December 31, 2010 were $57.3 million and consisted primarily of R&D of $24.0 million, SG&A of $12.6 million and $20.3 million in litigation expense. The decrease of $3.3 million as compared to $60.6 million for the year ended December 31, 2009 was primarily attributable to a decrease in litigation expense of $5.8 million, stock-based compensation expense of $1.1 million and outside services of $1.1 million, offset by increases in amortization expense of $2.4 million, personnel related expenses of $1.4 million and legal expenses of $0.9 million.

Operating income for the years ended December 31, 2010 and 2009 was $206.7 million and $209.1 million, respectively, which represented a decrease of $2.4 million, or 1%, for the reasons stated above.

DigitalOptics Segment

Fiscal Year 2011 and 2010

	Years Ended December 31,
	2011	2010
Revenues:
DigitalOptics segment
Royalty and license fees	$23,789	$15,593
Product and service revenues	17,375	21,770

Total DigitalOptics revenues	41,164	37,363
Operating expenses:
Cost of revenues	20,896	21,367
Research, development and other related costs	47,224	50,140
Selling, general and administrative	18,985	22,455
Impairment of long-lived assets	(569)	3,505
Restructuring and other charges	1,884	—
Impairment of goodwill	49,653	—

Total operating expenses	138,073	97,467

Total operating loss	$(96,909)	$(60,104)

DigitalOptics revenues for the year ended December 31, 2011 were $41.2 million as compared to $37.4 million for the year ended December 31, 2010, an increase of $3.8 million, or 10%. The increase in DigitalOptics revenues was primarily attributable to higher royalty revenues from optical image enhancement and embedded image enhancement technologies of $7.8 million, offset by lower sales in our Micro-optics products of $4.7 million.

In January 2011, we announced a reorganization of our DigitalOptics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus. We also announced a reduction of DigitalOptics employees up to 15% of our worldwide employee base. Restructuring and other charges primarily consisted of severance and costs related to the continuation of employee benefits that are not expected to be recurring.

We recorded an impairment charge of goodwill of $49.7 million for the year ended December 31, 2011, due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time. Accordingly, the carrying value of goodwill was zero at December 31, 2011. For the years ended December 31, 2010 and 2009, no impairment of goodwill was recorded.

Operating expenses for the year ended December 31, 2011 were $138.1 million and consisted of cost of revenues of $20.9 million, research, development and other related costs of $47.2 million, SG&A expenses of $19.0 million, restructuring and other charges of $1.3 million and impairment of goodwill of $49.7 million. Excluding impairment of goodwill, the decrease of $9.1 million, or 9%, in total operating expenses as compared to $97.5 million for the year ended December 31, 2010 consisted primarily of decreases in stock-based compensation expense of $3.5 million, personnel related expenses of $3.3 million, material costs of $1.9 million, depreciation and facility related expenses of $1.7 million, legal and consulting services of $1.1 million, as well as an impairment of long-lived assets of $3.5 million in 2010, offset by $5.5 million of increased expenses incurred by Siimpel, acquired in May 2010, and restructuring and other charges of $1.9 million.

Operating loss for the years ended December 31, 2011 and 2010 was $96.9 million and $60.1 million, respectively, which represented an increased loss of $36.8 million, or 61%, for the reasons stated above.

We have incurred significant operating losses from the DigitalOptics segment. If the anticipated future results of the DigitalOptics segment do not materialize as expected, then the related intangible assets could be subject to an impairment charge in the future. See Note 3—“Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for additional information.

Fiscal Year 2010 and 2009

	Years Ended December 31,
	2010	2009
Revenues:
DigitalOptics segment
Royalty and license fees	$15,593	$16,532
Product and service revenues	21,770	13,185

Total DigitalOptics revenues	37,363	29,717
Operating expenses:
Cost of revenues	21,367	16,568
Research, development and other related costs	50,140	40,739
Selling, general and administrative	22,455	21,455
Impairment of long-lived assets	3,505	—

Total operating expenses	97,467	78,762

Total operating loss	$(60,104)	$(49,045)

DigitalOptics revenues for the year ended December 31, 2010 were $37.4 million as compared to $29.7 million for the year ended December 31, 2009, an increase of $7.7 million, or 26%. The increases in DigitalOptics revenues were primarily attributable to increased demand for our Micro-optics products in the photolithography industry and increased royalties for our image enhancement technologies, offset by a decrease in licensing fees.

Operating expenses for the year ended December 31, 2010 were $97.5 million. The increase of $18.7 million in total operating expenses from the year ended December 31, 2009 of $78.8 million was primarily due to $6.5 million of expenses incurred by Siimpel, acquired in May 2010, an impairment charge of long-lived assets of $3.5 million as a result of the cessation of development activity of our wafer-level optics technology, and increases in personnel related expenses of $5.1 million, materials and supplies of $1.7 million, legal and outside services of $1.0 million and stock-based compensation expense of $0.4 million.

Operating loss for the years ended December 31, 2010 and 2009 was $60.1 million and $49.0 million, respectively, which represented an increased loss of $11.1 million, or 23%, for the reasons stated above.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2011, we had federal net operating loss carryforwards of approximately $7.6 million and state net operating loss carryforwards of approximately $129.1 million. All of the federal and state net operating loss carryforwards are carried over from the acquired entities, Digital Optics Corporation in 2006 and Siimpel Corporation in 2010. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2014, and will continue to expire through 2026. In addition, we have research tax credit carryforwards of approximately $0.6 million for federal purposes, which will start to expire in 2013, and will continue to expire through 2024. We also have research tax credit carryforwards of approximately $0.5 million for state purposes and $0.7 million for foreign purposes, which do not expire. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), substantial changes in the ownership of the Company may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income.

Tax Benefits from Stock Options

The benefits of tax deductions resulting from the exercise and disqualifying dispositions of stock options and vesting of restricted stock reduced our income taxes payable for federal and state purposes. The tax benefits for the excess of these tax deductions over the related stock-based compensation expense recorded will be a credit to additional paid-in capital. Conversely, cancellations of stock options and restricted stocks will result in a reversal of related deferred tax assets and a debit to additional paid-in capital. The net tax benefits (deficits) from our employee stock option plans totaled ($7.7) million, $0.3 million and $7.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Liquidity and Capital Resources

The following table presents cash, cash equivalents, short-term and long-term investments (in thousands, except for percentages):

	December 31,
	2011	2010	2009
Cash and cash equivalents	$55,758	$69,268	$107,873
Short-term investments	436,687	405,737	280,085
Long-term investments*	—	—	15,691

Total cash, cash equivalents, short-term and long-term investments	$492,445	$475,005	$403,649

Percentage of total assets	68%	67%	65%

*	Long-term investments were related to auction rate municipal bond securities, asset-backed and mortgage-backed securities, all of which were disposed of by December 31, 2010.

The following table presents the cash inflows and outflows by activity (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$79,426	$106,146	$114,291
Net cash used in investing activities	$(100,789)	$(151,691)	$(116,903)
Net cash provided by financing activities	$7,853	$6,940	$22,595

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for use in current operations, if required. Cash, cash equivalents and investments, the majority of which are held in the U.S., were $492.4 million at December 31, 2011, an increase of $17.4 million from $475.0 million at December 31, 2010. Cash and cash equivalents were $55.8 million at December 31, 2011, a decrease of $13.5 million from $69.3 million at December 31, 2010. The decrease in cash and cash equivalents was primarily the result of $100.8 million net cash used in investing activities offset by $79.4 million in cash provided by operating activities and $7.9 million in cash provided by financing activities.

Cash flows provided by operations were $79.4 million for the year ended December 31, 2011, primarily due to net loss of $19.3 million, adjusted for non-cash items of depreciation and amortization of $27.4 million, stock-based compensation expense of $25.6 million and impairment of goodwill of $49.7 million, offset by a net decrease in the changes in operating assets and liabilities of $2.0 million.

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

Net cash used in investing activities was $100.8 million for the year ended December 31, 2011, primarily related to purchases of short-term investments of $353.1 million, purchases of intangible assets of $66.7 million, and purchases of property and equipment of $5.9 million, offset by proceeds from maturities and sales of investments of $322.7 million and proceeds from the sale of assets of $2.2 million.

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

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of debt securities including municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds. We invest excess cash predominantly in high-quality investment grade debt securities with less than two years to maturity. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. For the year ended December 31, 2011 and 2010, no impairment charges were recorded. For the year ended December 31, 2009, we recorded impairment charges that decreased pre-tax income by $1.8 million.

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

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of December 31, 2011, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of December 31, 2011, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash from financing activities was $7.9 million for the year ended December 31, 2011 due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$8,657	$3,438	$4,289	$930	$—
Purchase obligations	1,690	1,290	400	—	—

Total	$10,347	$4,728	$4,689	$930	$—

The amounts reflected in the table above for obligations represent aggregate future minimum lease payments under non-cancellable facility and equipment operating leases. In addition, we have agreements containing non-cancelable, nonrefundable payments terms with third parties to purchase services. For our facility leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term.

We have recognized approximately $4.1 million in the liability for unrecognized tax benefits, including accrued interest and penalties. It is reasonably possible that unrecognized tax benefits may decrease by $0.1 million to $0.2 million during 2012 due to the expected lapse in a foreign statute of limitation relating to tax incentives and the conclusion of a foreign tax exam. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 14—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

In 2007, we licensed our OptiML wafer-level camera technology and SHELLCASE wafer-level packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of December 31, 2011 and December 31, 2010, we had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were less than one percent of total revenues and were not significant for the year ended December 31, 2011 and 2010. The accounts receivable balance from NemoTek was not significant at December 31, 2011 and 2010.

Since 2008, we have engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of our Board of Directors and has a 33.3% ownership interest in 3LP. For the year ended December 31, 2011 and 2010, we recognized operating expense of $3.1 million and $2.1 million, respectively, related to these engagements. At December 31, 2011 and 2010, accounts payable balance due to 3LP was $2.0 million and $0.4 million, respectively.

In May 2011, we engaged IRT, Inc. (“IRT”) to provide outside administrative services for a stated hourly rate plus reimbursement for incurred expenses. IRT is solely owned by Robert A. Young, our President and Chief Executive Officer. For the year ended December 31, 2011, operating expenses recognized related to these services were not significant. At December 31, 2011, there was no accounts payable balance due to IRT.

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

Revenue Recognition.    Our revenues are generated from royalty and license fees, past production payments, and product and service revenues. Royalty and license fees include revenues from license fees and royalties generated from licensing certain rights to use our technologies or intellectual property. Past production payment revenues are royalty payments for the use of our technologies or intellectual property in the past by new licensees that make such payments as part of a settlement of a patent infringement dispute. License fees are generally recognized at the time the license agreement is executed by both parties. In some instances, a portion of the license fee is deferred for services provided which amount is the estimated fair value of the services, which is based on the price we charge for similar services when they are sold separately. Royalties under our royalty-based technology licenses are generally based on either unit volumes shipped on products using our technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one-quarter lag. We record marketing incentive program and consulting service paid to our customers as reductions to revenue. Such reductions to revenue are estimated based on a number of factors including our assumptions related to fair value of the benefits derived from these arrangements.

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

Valuation of goodwill and intangible assets.    We evaluate goodwill for impairment annually during the fourth quarter. In addition, we are required to evaluate the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In order to determine the fair value of these assets, significant estimates and judgments are required to estimate future revenue and cash flows and to make assumptions such as future revenue growth rates, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. If these estimates or assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. In addition, we cannot predict changes in circumstances that could indicate that the carrying value of our goodwill and long-lived assets such as intangible assets and tangible assets or equity investments may not be recoverable. Changes in circumstances that could indicate that the carrying value of our goodwill and intangible assets not be recoverable may include but are not limited to: a decline in future cash flows, slow adoption of products by customers, significant decline in growth rates in units or revenues in the industry in which the reporting unit operates, a more-likely-than-not expectation that the fair value of goodwill or assets will be adversely impacted when a reporting unit or a significant portion of a reporting unit is sold or otherwise disposed of, or if our market capitalization is below our book value. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets are impaired which could have an adverse impact on our results of operations.

In 2011, we recorded an impairment charge of goodwill of $49.7 million due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time. There was no impairment of goodwill for the year ended December 31, 2010. Refer to Note 7—“Goodwill and Identified Intangible Assets” of the Notes to Consolidated Financial Statements for additional details.

Stock-based compensation expense.    Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on a market-based historical volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 10—“Stock-Based Compensation Expense” of the Notes to the Consolidated Financial Statements for additional detail.

Valuation of investments.    Our investments consist primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds. We invest excess cash predominantly in high-quality investment grade marketable securities with less than two years to maturity. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains and losses, unrealized losses and declines in value determined to be other-than-temporary, if any, on available-for-sale securities are generally reported in other income and expense, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and, in the event that observable prices for similar assets are not available, externally provided pricing models, discounted cash flow methodologies or other similar techniques. The determination of fair value when quoted market prices are not available requires significant judgment and estimation. In addition, we evaluate the investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more-likely-than-not basis. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and may result in other-than-temporary decline in value which could have an adverse impact on our results of operations.

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

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2011 and 2010, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See Note 13— “Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

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

Interest Rate Risk.    The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We invest in marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds, which had a fair value of $461.9 million at December 31, 2011. Our exposure to interest rate risks is not significant due to the short average maturity of our holdings, which is less than a year. A hypothetical 1% (100 basis-point) increase in period end interest rates along the yield curve would have resulted in a $2.9 million decrease in the fair value of our investment positions as at December 31, 2011. Conversely, a 1% (100 basis-point) decrease in interest rates would have resulted in a $1.9 million increase in the fair value of our investment portfolio. These estimates reflect only the direct impact of a change in interest rates and actual results may differ from these estimates.

Investment Risk.    We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds, are classified as available-for-sale or trading securities with fair values of $461.9 million and $453.0 million as of December 31, 2011 and 2010, respectively. Unrealized gains, net of tax, on these investments for the year ended December 31, 2011 were approximately $24,000, as compared to unrealized gains of approximately $0.3 million for the year ended December 31, 2010. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio.

Bank Liquidity Risk.    As of December 31, 2011, we have approximately $30.5 million in operating accounts that are held with domestic and international financial institutions. A majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts, hold the majority of our operating funds in government insured accounts and adjust the cash balances held in operating accounts as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the government. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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

Our consolidated financial statements for the years ended December 31, 2011 and 2010 are set forth in this Annual Report on Form 10-K at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2011 and 2010. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. We employ a calendar month-end reporting period for our quarterly reporting.

	Three Months Ended (in thousands, except per share amounts)
	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010(1)	Mar 31, 2011(2)	Jun 30, 2011	Sep 30, 2011(3)(4)	Dec 31, 2011(1)
Revenues:
Royalty and license fees	$58,853	$68,356	$76,041	$76,373	$62,258	$65,402	$55,271	$54,270
Product and service revenues	5,409	6,221	6,070	4,070	5,515	5,328	4,071	2,461

Total Revenues	64,262	74,577	82,111	80,443	67,773	70,730	59,342	56,731
Operating expenses:
Cost of revenues	5,193	5,788	5,492	5,304	5,512	5,361	5,594	7,026
Research and development and other related costs	15,813	18,340	20,769	19,176	18,613	18,785	18,690	19,888
Selling, general and administrative	19,258	20,152	19,031	20,859	19,464	22,775	20,432	20,707
Litigation expense	6,597	4,343	4,753	6,199	5,996	7,208	9,059	7,091
Impairment of long-lived assets	—	—	—	3,505	—	—	—	(569)
Restructuring and other charges	—	—	—	—	2,059	—	2,938	252
Impairment of goodwill	—	—	—	—	—	—	49,653	—

Total operating expenses	46,861	48,623	50,045	55,043	51,644	54,129	106,366	54,395

Operating income (loss)	17,401	25,954	32,066	25,400	16,129	16,601	(47,024)	2,336
Other interest and expense, net	521	442	716	925	608	726	690	619

Income (loss) before taxes	17,922	26,396	32,782	26,325	16,737	17,327	(46,334)	2,955
Provision for (benefit from) income taxes	8,095	11,413	13,754	12,817	5,525	5,741	(1,598)	317

Net income (loss)	$9,827	$14,983	$19,028	$13,508	$11,212	$11,586	$(44,736)	$2,638

Net income (loss) per common share basic	$0.20	$0.30	$0.38	$0.27	$0.22	$0.23	$(0.87)	$0.05

Net income (loss) per common share-diluted	$0.20	$0.30	$0.38	$0.27	$0.22	$0.23	$(0.87)	$0.05

Weighted average number of shares used in per share calculation-basic	49,810	50,028	50,247	50,405	50,823	51,106	51,364	51,517

Weighted average number of shares used in per share calculation-diluted	50,123	50,260	50,476	50,942	51,267	51,442	51,364	51,678

[1]

In December 2010, in connection with the cessation of development activity of wafer-level optics technology, the Company concluded that certain equipment would be disposed of by sale. As a result, we recognized an impairment charge of $3.5 million, which represents the excess of the net carrying value of the equipment over the fair value less cost to sell. As of December 31, 2011, certain assets were reclassified as held-for-use and the remaining assets were disposed of resulting in a gain of $0.6 million.

[2]

In January 2011, the Company announced a reorganization of its DigitalOptics (formerly Imaging and Optics) segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus and a reduction of DigitalOptics employees by up to 15% of the worldwide employee base along with certain headquarters support functions. As a result, we recognized a restructuring charge of $2.1 million, primarily consisting of severance and costs related to the continuation of certain employee benefits.

[3]

In August 2011, the Company announced a commitment to undertake a workforce reduction at our Yokohama, Japan development facility and to close that facility in order to optimize our operations. As a result, we recognized a restructuring charge of $2.9 million, primarily consisting of severance, costs related to the continuation of certain employee benefits, and expenses related to the closure of facility.

[4]

In the third quarter of 2011, the Company recorded a $49.7 million charge for the impairment of goodwill due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time.

Other Supplementary Data

The following table presents our quarterly unaudited non-GAAP financial measures for the eight quarters in the periods ended December 31, 2011 and 2010. The non-GAAP financial measures adjust for either one-time or ongoing non-cash acquired intangibles amortization charges, acquired in-process research and development, all forms of stock-based compensation expense, impairment of goodwill and long-lived assets and related tax effects of the aforementioned adjustments. The tax effects of the aforementioned adjustments are calculated by multiplying the estimated available deduction for each adjustment by the statutory taxable rate then in effect. The non-GAAP financial measures also exclude the effects of FASB Accounting Standards Codification Topic 718 – Stock Compensation upon the number of diluted shares used in calculating non-GAAP earnings per share. We believe that the non-GAAP measures used in this report provide investors with important perspectives into our ongoing business performance. Our management uses these non-GAAP financial measures when evaluating our operating performance. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three Months Ended (in thousands, except per share amounts)
	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011
GAAP net income (loss)	$9,827	$14,983	$19,028	$13,508	$11,212	$11,586	$(44,736)	$2,638
Adjustments to GAAP net income (loss):
Stock-based compensation expense:
Cost of revenue	175	121	136	147	143	129	67	119
Research, development and other related costs	2,677	2,573	2,960	2,727	2,446	2,408	1,694	1,685
Selling, general and administrative	4,014	4,717	3,798	3,950	3,475	6,290	3,598	3,516
Amortization of acquired intangibles:
Cost of revenue	1,706	1,706	1,707	1,706	1,707	1,707	1,703	1,702
Research, development and other related costs	644	722	759	760	753	740	872	1,455
Selling, general and administrative	1,121	1,170	1,160	1,534	1,632	1,698	1,736	1,618
Impairment of long-lived assets	—	—	—	3,505	—	—	—	(569)
Impairment of goodwill	—	—	—	—	—	—	49,653	—
Tax adjustments for non-GAAP items	(2,330)	(2,760)	(2,507)	(4,739)	(2,360)	(3,196)	(3,947)	(2,513)

Non-GAAP net income	$17,834	$23,232	$27,041	$23,098	$19,008	$21,362	$10,640	$9,651

Non-GAAP net income per common share—diluted	$0.35	$0.45	$0.52	$0.44	$0.36	$0.41	$0.20	$0.18

Weighted average number of shares used in per share calculation-diluted*	51,009	51,190	51,599	52,509	52,548	52,525	52,590	52,708

*	Non-GAAP diluted shares are based on the GAAP diluted share adjusted for stock-based compensation expense and tax effect.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of Tessera Technologies, Inc.’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications, for a more complete understanding of the topics presented.

Evaluation of Controls and Procedures

Tessera Technologies, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Tessera Technologies, Inc., including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Tessera Technologies Inc.’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There has been no change in Tessera Technologies, Inc.’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during Tessera Technologies, Inc.’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tessera Technologies, Inc.’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Tessera Technologies, Inc. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Tessera Technologies, Inc.’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Tessera Technologies, Inc.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Tessera Technologies, Inc. are being made only in accordance with authorizations of management and directors of Tessera Technologies, Inc.; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Tessera Technologies, Inc.’s assets that could have a material effect on the financial statements.

Tessera Technologies, Inc.’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Tessera Technologies, Inc.’s management, we determined that Tessera Technologies, Inc.’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of Tessera Technologies, Inc.’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, Tessera Technologies, Inc.’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The text of our code of business conduct and ethics has been posted on our website at http://www.tessera.com.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information under the captions “Election of Directors,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers” and “Compensation Committee Report” that will be contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” that will be contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Election of Directors” that will be contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information under the caption “Ratification of Auditors” that will be contained in the Proxy Statement.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tessera Technologies, Inc and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 17, 2012

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$55,758	$69,268
Short-term investments	436,687	405,737
Accounts receivable, net of allowance for doubtful accounts of $43 at each period end	8,599	11,797
Inventories	1,574	1,852
Short-term deferred tax assets	1,892	7,126
Other current assets	13,664	9,900

Total current assets	518,174	505,680
Property and equipment, net	36,319	42,121
Intangible assets, net	141,326	89,956
Long-term deferred tax assets	18,223	21,877
Other assets	2,484	2,567
Goodwill	—	49,653

Total assets	$716,526	$711,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,203	$4,765
Accrued legal fees	6,110	5,088
Accrued liabilities	20,824	21,161
Deferred revenue	2,610	5,754

Total current liabilities	36,747	36,768

Long-term deferred tax liabilities	4,083	4,627
Other long-term liabilities	5,017	5,876

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 52,221 and 51,238 shares issued, respectively, and 51,576 and 50,593 shares outstanding, respectively	52	51
Additional paid-in capital	462,697	437,027
Treasury stock at cost: 645 shares of common stock at each period end	(10,505)	(10,505)
Accumulated other comprehensive income	24	299
Retained earnings	218,411	237,711

Total stockholders’ equity	670,679	664,583

Total liabilities and stockholders’ equity	$716,526	$711,854

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Royalty and license fees	$237,201	$279,623	$286,207
Product and service revenues	17,375	21,770	13,233

Total revenues	254,576	301,393	299,440

Operating expenses:
Cost of revenues	23,493	21,777	16,971
Research, development and other related costs	75,976	74,098	65,888
Selling, general and administrative	83,378	79,300	72,808
Litigation expense	29,354	21,892	26,131
Impairment of long-lived assets	(569)	3,505	—
Restructuring and other charges	5,249	—	—
Impairment of goodwill	49,653	—	—

Total operating expenses	266,534	200,572	181,798

Operating income (loss)	(11,958)	100,821	117,642
Other income and expense, net	2,643	2,604	5,519

Income (loss) before taxes	(9,315)	103,425	123,161
Provision for income taxes	9,985	46,079	53,365

Net income (loss)	$(19,300)	$57,346	$69,796

Basic and diluted net income (loss) per share:
Net income (loss) per share-basic	$(0.38)	$1.15	$1.43

Net income (loss) per share-diluted	$(0.38)	$1.14	$1.42

Weighted average number of shares used in
per share calculations-basic	51,082	50,070	48,826

Weighted average number of shares used in
per share calculations-diluted	51,082	50,450	49,265

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$(19,300)	$57,346	$69,796
Other comprehensive income (loss):
Net unrealized gains (loss) on available-for-sale-securities, net of tax	(275)	354	722

Other comprehensive income (loss)	(275)	354	722

Comprehensive income (loss)	$(19,575)	$57,700	$70,518

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Income	Total
	Shares	Amount
Balance at December 31, 2008	48,487	$49	$347,568	$(10,505)	$(777)	$110,569	$446,904
Net income	—	—	—	—	—	69,796	69,796
Other comprehensive income					722		722
Issuance of common stock in connection with exercise of stock options	1,033	1	16,950	—	—	—	16,951
Issuance of common stock in connection with employee common stock purchase plan	257	—	2,414	—	—	—	2,414
Issuance of restricted stock, net of shares cancelled	68	—	—	—	—	—	—
Stock-based compensation expense	—	—	27,923	—	—	—	27,923
Tax benefits in connection with stock option plan	—	—	7,475	—	—	—	7,475

Balance at December 31, 2009	49,845	$50	$402,330	$(10,505)	$(55)	$180,365	$572,185

Net income	—	—	—	—	—	57,346	57,346
Other comprehensive income					354		354
Issuance of common stock in connection with exercise of stock options	204	—	2,599	—	—	—	2,599
Issuance of common stock in connection with employee common stock purchase plan	406	1	3,838	—	—	—	3,839
Issuance of restricted stock, net of shares cancelled	138	—	—	—	—	—	—
Stock-based compensation expense	—	—	27,995	—	—	—	27,995
Tax benefits in connection with stock option plan	—	—	265	—	—	—	265

Balance at December 31, 2010	50,593	$51	$437,027	$(10,505)	$299	$237,711	$664,583

Net loss	—	—	—	—	—	(19,300)	(19,300)
Other comprehensive loss					(275)		(275)
Issuance of common stock in connection with exercise of stock options	239	—	3,594	—	—	—	3,594
Issuance of common stock in connection with employee common stock purchase plan	371	1	4,173	—	—	—	4,174
Issuance of restricted stock, net of shares cancelled	373	—	—	—	—	—	—
Stock-based compensation expense	—	—	25,570	—	—	—	25,570
Tax benefits in connection with stock option plan	—	—	(7,667)	—	—	—	(7,667)

Balance at December 31, 2011	51,576	$52	$462,697	$(10,505)	$24	$218,411	$670,679

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(19,300)	$57,346	$69,796
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,073	11,535	9,442
Amortization of intangible assets	17,323	14,695	12,119
Stock-based compensation expense	25,570	27,995	27,923
Impairment on long-term investments and assets, net of gain	—	(217)	(231)
Impairment of long-lived assets	(480)	3,505	—
Impairment of goodwill	49,653	—	—
Loss on property and equipment and lease impairment	57	—	532
Deferred income tax, net	7,085	(4,764)	(4,115)
Amortization of premium/discount on investments	(832)	—	—
Tax benefits from employee stock option plan	(7,667)	265	7,475
Excess tax benefit from stock-based compensation	(85)	(502)	(3,230)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	3,198	(1,552)	4,487
Inventories	278	(281)	(37)
Other assets	(3,681)	(3,442)	2,178
Accounts payable	2,438	1,524	(570)
Accrued legal fees	1,022	2,024	(10,881)
Accrued and other liabilities	(2,082)	(2,086)	1,222
Deferred revenue	(3,144)	420	(751)
Income tax payable	—	(319)	(1,068)

Net cash provided by operating activities	79,426	106,146	114,291

Cash flows from investing activities:
Purchases of property and equipment	(5,910)	(9,846)	(15,270)
Proceeds from sale of property and equipment	2,207	1,660	17
Purchases of short-term available-for-sale investments	(353,052)	(487,928)	(365,638)
Proceeds from maturities and sales of marketable securities	322,659	379,448	284,384
Purchases of intangible assets	(66,693)	(20,054)	(15,256)
Acquisitions, net of cash acquired	—	(14,971)	(5,933)
Other investing activities	—	—	793

Net cash used in investing activities	(100,789)	(151,691)	(116,903)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	85	502	3,230
Proceeds from exercise of stock options	3,594	2,600	16,951
Proceeds from employee stock purchase program	4,174	3,838	2,414

Net cash provided by financing activities	7,853	6,940	22,595

Net increase (decrease) in cash and cash equivalents	(13,510)	(38,605)	19,983
Cash and cash equivalents at beginning of period	69,268	107,873	87,890

Cash and cash equivalents at end of period	$55,758	$69,268	$107,873

Supplemental disclosure of cash flow information:
Income taxes paid	$14,168	$52,020	$51,900

Supplemental disclosure of non-cash investing activities:
Acquired intangible assets included in Accrued liabilities	$3,600	$1,600	$1,300

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. is a holding company with operating subsidiaries in two segments: Intellectual Property (formerly Micro-electronics) and DigitalOptics (formerly Imaging and Optics). Our Intellectual Property business, comprised of engineering, licensing, account administration and litigation teams, generates revenue from patented innovations through license agreements with semiconductor companies and outsourced semiconductor assembly and test companies. Our DigitalOptics business delivers innovation in imaging and optics with products and capabilities that enable expanded functionality in increasingly smaller devices. DigitalOptics’ miniaturized camera module solutions provide cost-effective, high-quality camera features, including extended depth of field, zoom, image enhancement, optical image stabilization and MEMS-based auto-focus. These technologies can be applied to mobile phones and other consumer electronic products.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to current period’s presentation.

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

Financial Instruments

Investments consist primarily of municipal bonds and notes, corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and money market funds. Investments with remaining maturities from original purchase date of three months or less are considered to be cash equivalents. Investments with remaining maturities from original purchase date greater than three months are generally classified as available-for-sale for use, if required, in current operations, and are classified as short-term investments. Investments determined to lack an active market for a period greater than 12 months are classified as long-term investments. The Company’s cash equivalents and short-term investments are classified as available-for-sale. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive income and reported as a separate component of stockholders’ equity. The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold and whether the Company will not be required to sell the security before its anticipated recovery, on a more-likely-than-not basis. If the declines in the fair value of the investments are determined to be other-than-temporary, the Company reports the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividend income and realized gains or losses are included in other income and expense, net.

Concentration of credit and other risks

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

At December 31, 2011 and 2010, the Company had one customer representing 53% and 35%, respectively, of aggregate gross trade receivables.

The following table sets forth revenues generated from customers, all of which are in the Intellectual Property segment, each comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Powertech Technology, Inc.	25%	21%	15%
Micron Technology, Inc.	19	13	*
Amkor Technology, Inc.	*	*	24
Motorola, Inc.	*	*	10

*	denotes less than 10% of total revenues.

Inventories

Inventories are stated at lower of cost or market using the first-in, first-out method. The Company evaluates inventory levels quarterly against sales forecasts to assess its overall inventory risk. Inventory is determined to be saleable based on a sales forecast within a specific time period, generally for a period not to exceed one year.

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

The depreciation and amortization useful life periods for property and equipment are as follows:

Furniture and equipment	One to five years
Buildings	Seven, eight and 39 years
Leasehold improvements	Shorter of five years or the remaining term of the lease

When property and equipment are sold or disposed of, the cost of the asset and the related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss on disposal is charged to the corresponding functional expenses.

Impairment of long-lived assets

The Company has long-lived assets such as tangible property and equipment, identified intangible assets consisting of acquired patents/core technology, existing technology, trade names, assembled workforce and non-compete agreements resulting from business combinations, and acquired patents under asset purchase agreements. When events or changes in circumstances occur that could indicate the carrying value of long-lived assets may not be recoverable, the Company assesses recoverability by determining whether the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If the undiscounted cash flow is less, an impairment charge is recognized for the excess of the carrying amounts of these assets over the fair values. Fair values are determined by discounted future cash flows, appraisals or other methods.

In 2010, in connection with the cessation of development activity of wafer-level optics technology, the Company concluded that certain equipment would be disposed of by sale. As a result, the Company recognized an impairment charge of $3.5 million, which represented the excess of the net carrying value of the equipment over the fair value, less cost to sell. These assets were reclassified as assets-held-for-sale included in property and equipment, net. As of December 31, 2011, certain assets were reclassified as held-for-use and the remaining assets were disposed of resulting in a gain of $0.6 million. Accordingly, there were no assets held-for-sale at December 31, 2011.

Goodwill and identified intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Identified intangible assets consist of acquired patents, existing technology, trade names, assembled workforce and non-compete agreements resulted from business combinations, and acquired patents under asset purchase agreements. Except for intangible assets used in process research and development which have an indefinite useful live until the completion or abandonment of the associated research and development efforts, identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to 15 years.

The Company reviews impairment of goodwill annually during its fourth quarter and impairment of goodwill and other intangible assets whenever events or changes in circumstances occur that could indicate the carrying value may not be recoverable in accordance with the authoritative guidance. Changes in circumstances that could indicate that the carrying value of the Company’s goodwill and intangible assets not be recoverable may include, but are not limited to: a decline in future cash flows, slow adoption of products by customers, significant decline in growth rates in units or revenues in the industry in which the reporting unit operates, a more-likely-than-not expectation that the fair value of goodwill or assets will be adversely impacted when a reporting unit or a significant portion of a reporting unit is sold or otherwise disposed of, or if the Company’s market capitalization is below its book value of equity.

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

As a result of the Company’s impairment analysis, completed in the fourth quarter of 2011, the Company recorded an impairment charge of goodwill of $49.7 million for the year ended December 31, 2011, all of which was included in the DigitalOptics segment. See Note 7—“Goodwill and Identified Intangible Assets” for additional detail.

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

Revenue recognition

The Company derives its revenue from royalty and license fees, past production payments, and product and service revenues. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. Determining whether and when these criteria have been satisfied requires the Company to make assumptions and judgments which could have a significant impact on the timing and amount of revenue we report.

Royalty and license fees

Licensees pay running royalties on their production or shipment of licensed products incorporating the Company’s intellectual property, technologies or software. Royalties are primarily based on unit volumes shipped. Licensees generally report shipment information within 30 to 60 days following the end of the quarter. Since there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. Royalty revenue also includes payments resulting from periodic compliance audits of licensees.

License revenue is generated from license agreements for certain rights to the Company’s intellectual property and actuator technologies. The Company also derives revenue from software licenses for digital and video photography image enhancement technology. In some instances, the Company may enter into license agreements that involve multiple element arrangements to also include technology transfer, design, technical service and unspecified support. For software licenses and for technology licenses entered into prior to 2011, revenue for delivered elements is recognized using the residual method when the fair value of any undelivered elements can be objectively determined and is deferred. If the Company cannot objectively determine the fair value of any undelivered elements included in the multiple-element arrangement, revenue is deferred until all elements are delivered or performed, or until the Company can objectively determine the fair value of all remaining undelivered elements. The deferred portion of the revenue is recognized upon delivery or on a straight-line basis over the period in which unspecified support or service is performed. Beginning in January 2011, delivered elements of technology licenses are recognized based on their relative selling price. Revenue allocated to design, technical service and unspecified support elements is reported as service revenue.

The Company provides payment terms to licensees dependent upon their financial strength, credit worthiness and the Company’s collection experience with the licensee. If the Company provides extended payment terms, revenue is deferred until payment is due.

The Company, from time to time, may enter into arrangements to purchase goods and/or services from licensees where the Company (i) provides marketing incentives to a licensee in exchange for the licensee’s marketing effort to promote the Company’s technologies, (ii) utilizes a licensee to perform product development and research services, or (iii) purchases goods from licensees through standard business operations. If the Company cannot objectively determine the fair value of the benefits derived from these goods and services and if such goods and services cannot be separated from the underlying technologies licensed, payments for such goods and services are reflected as a reduction of revenue in the Company’s consolidated statement of operations.

Past production payments

Past production payment revenues are royalty payments for the use of the Company’s intellectual property by new licensees that make such payments as part of a settlement of a patent infringement dispute. Past production payment revenues typically relate to previous periods and are based on historical production volumes or sales.

Product and service revenues

Product revenue principally consists of sale of Micro-optics products, which include the diffractive optical lens elements sold principally to the semiconductor photolithography industry, as well as refractive, diffractive and integrated optical elements sold for telecommunications and photonic applications. The Company recognizes revenue from product sales when fundamental criteria are met, such as title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed and the collection of the resulting receivable is reasonably assured. Shipping terms are generally freight-on-board shipping point.

Service revenue principally consists of engineering, design and technical services. The Company utilizes the completed-contract method of accounting for fixed-fee contracts. If the total estimated costs to complete a project were to exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized immediately.

Changes in judgment on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Indemnification

The Company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s technologies. In accordance with authoritative guidance for accounting for guarantees, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and, as a result, no liability has been recorded in the Company’s financial statements.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has Directors’ and Officers’ Liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover a portion of any such payments. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Research, development and other related costs

Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent prosecution, applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, 3 dimensional and wafer-level packaging technology, high-density substrate, thermal management technology, image sensor packaging, image enhancement technology, including MEMS-based products, and micro-optic lens solutions, including diffractive and refractive optical elements to integrated micro-optical subassemblies. All research, development and other related costs are expensed as incurred. The Company believes that a significant level of research, development and other related costs will be required to remain competitive in the future.

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

The authoritative guidance also requires that the Company measure and recognize stock-based compensation expense upon modification of the term of stock award. The stock-based compensation expense for such modification is the sum of any unamortized expense of the award before modification and the modification expense. The modification expense is the incremental amount of the fair value of the award before the modification and the fair value of the award after the modification, measured on the date of modification. In the case when the modification results in a longer requisite period than in the original award, the Company has elected to apply the pool method where the aggregate of the unamortized expense and the modification expense is amortized over the new requisite period on a straight-line basis. In addition, any forfeiture will be based on the original requisite period prior to the modification.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. See Note 10—“Stock-based Compensation Expense” for additional detail.

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

In June 2011, the FASB issued an update to the authoritative guidance for comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective in fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the Company elected to adopt this guidance prior to the effective date. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2011	2010
Trade and other receivables	$8,642	$11,840
Allowance for doubtful accounts	(43)	(43)

	$8,599	$11,797

Inventories consisted of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$516	$625
Work in process	435	853
Finished goods	623	374

	$1,574	$1,852

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2011	2010
Furniture and equipment	$48,960	$43,086
Land and buildings	21,314	21,282
Leasehold improvements	5,460	5,725
Assets held for sale	—	4,033

	75,734	74,126
Less: Accumulated depreciation and amortization	(39,415)	(32,005)

	$36,319	$42,121

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009, amounted to $10.1 million, $11.5 million and $9.4 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Employee compensation and benefits	$11,852	$15,148
Intangible assets payable	3,600	1,600
Accrued restructuring and other charges	1,302	—
Other	4,070	4,413

	$20,824	$21,161

Accumulated other comprehensive income consisted of the following (in thousands):

	December 31,
	2011	2010
Net unrealized gains on available-for-sale-securities, net of tax	$24	$299

	$24	$299

NOTE 5 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate notes and bonds	$168,294	$99	$(322)	$168,071
Municipal notes and bonds	151,887	203	(15)	152,075
Treasury and agency notes and bills	87,684	84	(14)	87,754
Commercial paper	30,899	7	(15)	30,891
Money market funds	13,269	—	—	13,269
Certificate of deposit	9,820	3	(6)	9,817

Total available-for-sale securities	461,853	396	(372)	461,877

Reported in:
Cash and cash equivalents				$25,190
Short-term investments				436,687

Total marketable securities				$461,877

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Municipal bonds and notes	$151,653	$51	$(156)	$151,548
Treasury and agency notes and bills	121,519	233	(6)	121,746
Corporate bonds and notes	114,191	233	(55)	114,369
Commercial paper	57,469	5	(6)	57,468
Money market funds	7,789	—	—	7,789
Bank deposits	74	—	—	74

Total available-for-sale securities	$452,695	$522	$(223)	$452,994

Reported in:
Cash and cash equivalents				$47,257
Short-term investments				405,737

Total marketable securities				$452,994

At December 31, 2011 and 2010, the Company had $492.4 million and $475.0 million, respectively, in cash, cash equivalents and investments. The majority of these amounts were held in marketable securities as shown above. The remaining balance of $30.5 million and $22.0 million at December 31, 2011 and 2010, respectively, was cash held in operating accounts not included in the tables above.

The gross realized gains and losses on sales of marketable securities were not significant for the year ended December 31, 2011. The gross realized gains on sales of marketable securities were not significant for the year ended December 31, 2010. The gross realized losses on sales of marketable securities were $1.5 million for the year ended December 31, 2010.

Net unrealized gains of $24,000, net of tax, as of December 31, 2011, were related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of December 31, 2011 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest. For the year ended December 31, 2011 and 2010, the Company did not record any impairment charges. For the year ended December 31, 2009, the Company recorded impairment charges that decreased pre-tax income by $1.8 million.

The following tables summarize the fair value and gross unrealized losses related to individual available-for-sale securities, which have been in a continuous unrealized loss position at December 31, 2011 and 2010, aggregated by investment category and length of time (in thousands):

December 31, 2011	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$96,895	$(322)	$—	$—	$96,895	$(322)
Municipal bonds and notes	21,610	(15)	—	—	21,610	(15)
Commercial paper	16,402	(15)	—	—	16,402	(15)
Treasury and agency notes and bills	14,391	(14)	—	—	14,391	(14)
Certificate of deposit	3,514	(6)			3,514	(6)

Total	$152,812	$(372)	$—	$—	$152,812	$(372)

December 31, 2010	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds and notes	$96,230	$(156)	$—	$—	$96,230	$(156)
Corporate bonds and notes	35,804	(54)	749	(1)	36,553	(55)
Commercial paper	34,481	(6)	—	—	34,481	(6)
Treasury and agency notes and bills	2,994	(6)	—	—	2,994	(6)

Total	$169,509	$(222)	$749	$(1)	$170,258	$(223)

The estimated fair value of marketable securities by contractual maturity at December 31, 2011, is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$319,033
Due in one to two years	142,844

Total	$461,877

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$13,270	$13,270	$—	$—
Corporate bonds and notes (2)	168,071	—	168,071	—
Municipal bonds and notes (2)	152,075	—	152,075	—
Treasury and agency notes and bills (2)	87,754	—	87,754	—
Commercial paper (3)	30,890	—	30,890	—
Certificate of deposit (2)	9,817	—	9,817	—

Total Assets	$461,877	$13,270	$448,607	$—

The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2011:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2010 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$7,789	$7,789	$—	$—
Bank deposits (1)	74	74	—	—
Commercial paper (2)	57,468	—	57,468	—
Municipal bonds and notes (2)	151,548	—	151,548	—
Corporate bonds and notes (3)	114,369	—	114,369	—
Treasury and agency notes and bills (3)	121,746	—	121,746	—

Total marketable securities	452,994	7,863	445,131	—
Assets held for sale (4)	4,033	603	—	3,430

Total Assets	$457,027	$8,466	$445,131	$3,430

The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2010:

(1)	Reported as cash and cash equivalents.

(2)	Reported as either cash and cash equivalents or short-term investments.

(3)	Reported as short-term investments.

(4)	Reported in property and equipment, net.

Until exercised and settled in 2010, the Company identified an agreement with its money manager which granted the Company certain rights, including right of the Company to sell certain investments at par value (the “Rights”), as a Level 3 asset. The fair value of the Rights was determined based on the probable recovery of the underlying investments at par as compared to the fair value of these investments.

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis. These assets include property and equipment that are written down to fair value when they were reclassified as held for sale and impaired. Level 3 assets also include property and equipment classified as assets held for sale. The fair value for these property and equipment was determined using cost approach based on the condition, market and functionality of these assets, supplemented by market research. At December 31, 2011, all such assets were disposed of.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (in thousands):

	Rights (Level 3)	Assets Held for Sale (Level 3)	Available-for-sale and trading securities (Level 3)	Total (Level 3)
Balance at December 31, 2009	$1,127	$—	$15,691	$16,818
Purchases, sales, issuances and settlements, net	—	3,430	(18,165)	(14,735)
Total gains or losses (realized and unrealized):
Included in earnings	(1,127)	—	1,881	754
Included in other comprehensive income	—	—	593	593
Transfers in (out) of Level 3	—	—	—	—

Balance at December 31, 2010	$—	$3,430	$—	$3,430

Purchases, sales, issuances and settlements, net	—	(3,430)	—	(3,430)
Total gains or losses (realized and unrealized):				—
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—

Balance at December 31, 2011	$—	$—	$—	$—

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Identified intangible assets consist of acquired patents, existing technology, trade names, assembled workforce and non-compete agreements resulted from business combinations, and acquired patents under asset purchase agreements. Except for intangible assets used in process research and development which have an indefinite useful live until the completion or abandonment of the associated research and development efforts, identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to 15 years.

The Company reviews impairment of goodwill annually during its fourth quarter and impairment of goodwill and other intangible assets whenever events or changes in circumstances occur that could indicate the carrying value may not be recoverable in accordance with the authoritative guidance. Changes in circumstances that could indicate that the carrying value of the Company’s goodwill and intangible assets not be recoverable may include, but are not limited to: a decline in future cash flows, slow adoption of products by customers, significant decline in growth rates in units or revenues in the industry in which the reporting unit operates, a more-likely-than-not expectation that the fair value of goodwill or assets will be adversely impacted when a reporting unit or a significant portion of a reporting unit is sold or otherwise disposed of, or if the Company’s market capitalization is below its book value of equity.

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

As a result of the Company’s impairment analysis, completed in the fourth quarter of 2011, the Company recorded an impairment charge of goodwill of $49.7 million for the year ended December 31, 2011, all of which was included in the DigitalOptics segment. The Company recorded the impairment charge due primarily to the low market price of the Company’s common stock, which resulted in the Company’s market capitalization being significantly lower than the book value of equity for an extended period of time. Accordingly, the carrying value of goodwill was zero at December 31, 2011. For the years ended December 31, 2010 and 2009, no impairment of goodwill was recorded.

The changes to the carrying value of goodwill, which were all allocated to the DigitalOptics segment (formerly known as the Imaging and Optics segment), from January 1, 2010 through December 31, 2011 are reflected below (in thousands):

DigitalOptics
January 1, 2010	$45,150
Goodwill acquired through the Siimpel Corporation acquisition	4,503

December 31, 2010	49,653

Impairment of goodwill	(49,653)

December 31, 2011	$—

Identified intangible assets consisted of the following (in thousands):

	Average Life (Years)	December 31, 2011			December 31, 2010
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents	3-15	$132,553	$(21,901)	$110,652	$63,894	$(13,345)	$50,549
Existing technology	5-10	54,196	(32,032)	22,164	54,162	(25,105)	29,057
Customer contracts	3-9	11,900	(6,808)	5,092	11,900	(5,386)	6,514
Trade name	4-10	3,620	(2,102)	1,518	3,620	(1,695)	1,925
In-process research and development	Indefinite	1,900	—	1,900	1,900	—	1,900
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,400)	—
Assembled workforce	4	300	(300)	—	300	(289)	11

		$205,869	$(64,543)	$141,326	$137,176	$(47,220)	$89,956

Amortization expense for the years ended December 31, 2011, 2010 and 2009 amounted to $17.3 million, $14.7 million and $12.1 million, respectively.

As of December 31, 2011, the estimated future amortization expense of intangible assets, excluding the in-process research and development, is as follows (in thousands):

2012	$24,145
2013	23,282
2014	21,471
2015	20,288
2016	16,594
Thereafter	33,646

$139,426

NOTE 8 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$(19,300)	$57,346	$69,796
Denominator:
Weighted average common shares outstanding	51,135	50,240	49,203
Less: Unvested common shares subject to repurchase	(53)	(170)	(377)

Total shares-basic	51,082	50,070	48,826
Effect of dilutive securities
Stock awards	—	138	244
Restricted stock	—	242	195

Total shares-diluted	51,082	50,450	49,265

Net income (loss) per common share-basic	$(0.38)	$1.15	$1.43

Net income (loss) per common share-diluted	$(0.38)	$1.14	$1.42

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

For the year ended December 31, 2011, the Company excluded from net loss per share calculations approximately 6.4 million shares of common stock subject to stock options, restricted stock awards and units because their effect on net loss per share was anti-dilutive. For the years ended December 31, 2010 and 2009, approximately 5.6 million and 5.3 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 9 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2011 and December 31, 2010, the Company had repurchased a total of 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2011, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1999 Plan

In February 1999, the Board of Directors adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1999 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of December 31, 2011, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant.

The 2003 Plan

In February 2003, the Board of Directors adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of December 31, 2011, there were 5,052,000 shares reserved for future grant under this plan.

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

A summary of the activity is presented below (in thousands, except years and per share amounts):

		Shares Outstanding
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	6,779	$24.25
Options granted	1,917	24.09
Options exercised	(1,033)	16.41
Options cancelled / forfeited / expired	(1,804)	33.49

Options outstanding at December 31, 2009	5,859	$22.74
Options granted	950	17.49
Options exercised	(204)	12.75
Options cancelled / forfeited / expired	(222)	27.97

Options outstanding at December 31, 2010	6,383	$22.09
Options granted	1,900	15.17
Options exercised	(239)	15.02
Options cancelled / forfeited / expired	(1,225)	23.48

Options outstanding at December 31, 2011	6,819	$20.16	6.17	$5,397

Vested and expected to vest at December 31, 2011	6,673	$20.26	6.11	$5,132

Exercisable at December 31, 2011	4,014	$22.37	4.63	$1,585

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$0.85 - $16.02	1,656	8.07	$13.59	520	$13.72
$16.14 - $17.81	1,491	7.52	$17.16	720	$17.37
$17.84 - $19.75	1,480	5.60	$19.03	989	$19.29
$19.79 - $26.16	1,406	5.21	$25.40	1,005	$25.59
$26.80 - $44.27	786	2.38	$32.50	780	$32.53

$0.85 - $44.27	6,819	6.17	$20.16	4,014	$22.37

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of December 31, 2011 is as follows (in thousands, except for per share amounts):

	Number of Shares Subject to Time-based Awards	Number of Shares Subject to Performance- based awards	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2008	716	209	925	$29.91
Awards and units granted	123	220	343	$24.50
Awards and units vested / earned	(272)	(8)	(280)	$33.14
Awards and units cancelled / forfeited	(41)	(26)	(67)	$27.83

Balance at December 31, 2009	526	395	921	$27.07
Awards and units granted	760	228	988	$16.60
Awards and units vested / earned	(256)	(49)	(305)	$30.40
Awards and units cancelled / forfeited	(50)	(9)	(59)	$22.40

Balance at December 31, 2010	980	565	1,545	$19.89
Awards and units granted	261	—	261	$16.07
Awards and units vested / earned	(331)	(113)	(444)	$23.31
Awards and units cancelled / forfeited	(180)	(191)	(371)	$19.25

Balance at December 31, 2011	730	261	991	$17.60

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

As of December 31, 2011, there were 391,000 shares reserved for grant under the ESPP.

NOTE 10 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of revenues	$458	$579	$666
Research, development and other related costs	8,233	10,937	10,989
Selling, general and administrative	16,879	16,479	16,268

Total stock-based compensation expense	25,570	27,995	27,923
Tax effect on stock-based compensation expense	(7,705)	(8,349)	(7,676)

Net effect on net income (loss)	$17,865	$19,646	$20,247

The stock-based compensation expense categorized by various equity components for the years ended December 31, 2011, 2010 and 2009 is summarized in the table below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Employee stock options	$16,468	$14,537	$16,262
Restricted stock awards and units	7,049	11,041	9,690
Employee stock purchase plan	2,053	2,417	1,971

Total stock-based compensation expense	$25,570	$27,995	$27,923

During the years ended December 31, 2011, 2010 and 2009, the Company granted 1,900,000, 950,000 and 1,917,000 shares of stock options, respectively. The 2011, 2010 and 2009 estimated per share fair value of those grants was $8.24, $9.60 and $6.37, respectively, before estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $12.1 million, $14.8 million and $13.7 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2011, 2010 and 2009 was $10.3 million, $9.3 million and $9.3 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.0 million, $1.7 million and $10.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2011, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $21.3 million to be recognized over an estimated weighted average amortization period of 2.7 years and $13.9 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.7 years. As of December 31, 2010, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $24.9 million to be recognized over an estimated weighted average amortization period of 2.3 years and $21.2 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 3.0 years.

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

The following assumptions were used to value the options granted:

	Years Ended December 31,
	2011	2010	2009
Expected life (years)	3.7	3.8	3.7
Risk-free interest rate	0.6 - 1.8%	1.0 - 2.6%	1.2 - 1.7%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	66.7 - 76.7%	73.4 - 75.7%	73.5 - 76.8%

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2011	2010	2009
Expected life (years)	2.0	2.0	0.5 -2.0
Risk-free interest rate	0.4 - 0.6%	0.4 - 0.9%	0.9 - 2.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	43.7 - 79.7%	55.9 - 96.1%	47.1 - 117.1%

For the years ended December 31, 2011, 2010 and 2009, an aggregate of 371,000, 406,000 and 257,000 common shares, respectively, were purchased pursuant to the ESPP.

Modifications

From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. As a result of modifications related to former employees, the Company incurred stock-based compensation expense of $5.2 million, $2.6 million, and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 11 – RESTRUCTURING AND OTHER CHARGES

In January 2011, the Company announced a reorganization of its DigitalOptics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus and a reduction of DigitalOptics employees by up to 15% of the Company’s worldwide employee base along with certain headquarters support functions. In August 2011, the Company announced a commitment to undertake a workforce reduction at its Yokohama, Japan development facility and to close that facility in order to optimize the Company’s operations. Expenses incurred as a result of these activities consisted of severance, costs related to the continuation of certain employee benefits and expenses related to the closure of the facility and termination of the operating lease, and are recorded in restructuring and other charges on the statement of operations. Total restructuring and other charges related to these activities was $5.2 million, all of which were expensed in the year ended December 31, 2011. At December 31, 2011, accrued restructuring and other charges were $1.3 million. The completion date for these activities is expected to be by February 2012.

NOTE 12 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contribution under the 401(k) plan. During the years ended December 31, 2011, 2010 and 2009, the Company contributed approximately $1.5 million, $1.3 million and $1.2 million, respectively, to the Plan.

NOTE 13 – INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
U.S.	$18,070	$108,498	$143,078
Foreign	(27,385)	(5,073)	(19,917)

Total income (loss) before income taxes	$(9,315)	$103,425	$123,161

The provision for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Current:
U.S. federal	$4,518	$37,044	$45,447
Foreign	8,092	9,628	8,634
State and local	(102)	7,628	7,679

Total current	12,508	54,300	61,760

Deferred:
U.S. federal	(1,731)	(8,068)	(4,779)
Foreign	(544)	(2,058)	(2,306)
State and local	(248)	1,905	(1,310)

Total deferred	(2,523)	(8,221)	(8,395)

Provision for income taxes	$9,985	$46,079	$53,365

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$9,388	$6,953
Research tax credit	1,634	1,846
Expenses not currently deductible	17,769	25,138
Capitalized research and development costs	1	—

Gross deferred tax assets	28,792	33,937
Valuation allowance	(7,196)	(3,011)

Net deferred tax assets	21,596	30,926
Deferred tax liabilities
Acquired intangible assets, foreign	(5,564)	(6,550)

Net deferred tax assets	$16,032	$24,376

At the years ended December 31, 2011 and 2010, the Company had a valuation allowance of $7.2 million and $3.0 million, respectively, related to state tax attributes, foreign jurisdiction losses, capital losses and impairment on marketable securities that the Company believes to be not realizable on a more-likely-than-not basis. The increase of $4.2 million in the valuation allowance in 2011 was due primarily to state tax attributes which the Company asserts to be not realizable.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit (1)	3.8	9.2	5.2
Stock-based compensation expense	(9.2)	1.7	0.7
Tax exempt interest	3.5	(0.3)	(0.4)
Research tax credit and other	12.7	(1.2)	(0.9)
Foreign withholding tax	(85.2)	9.0	5.8
Foreign losses not benefited	19.3	1.5	4.1
Foreign tax rate differential	7.4	(1.4)	0.9
Foreign tax credit	76.2	(8.5)	(5.8)
Goodwill impairment	(168.8)	—	—
Others	(1.9)	(0.4)	(1.3)

Total	(107.2)%	44.6%	43.3%

(1)	The decrease in the state effective tax rate in 2011 from 2010 is primarily attributable to the change in California state tax law.

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $7.6 million and state net operating loss carryforwards of approximately $129.1 million. All of the federal and state net operating loss carryforwards are carried over from the acquired entities, Digital Optics Corporation in 2006 and Siimpel Corporation in 2010. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2014, and will continue to expire through 2026. In addition, the Company has research tax credit carryforwards of approximately $0.6 million for federal purposes, which will start to expire in 2013, and will continue to expire through 2024. The Company also has research tax credit carryforwards of approximately $0.5 million for state purposes and $0.7 million for foreign purposes, which do not expire. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s or its acquired subsidiaries’ ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income.

As of December 31, 2011, unrecognized tax benefits approximated $3.8 million, of which $2.5 million would affect the effective tax rate if recognized. As of December 31, 2010, unrecognized tax benefits approximated $4.8 million, of which $3.2 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by $0.1 million to $0.2 million in the next 12 months due to the expected lapse of a foreign statute of limitation relating to tax incentives and the conclusion of a foreign tax exam.

The reconciliation of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Total unrecognized tax benefits at January 1	$4,837	$4,533	$4,205
Gross increases and decreases due to tax positions taken in prior periods	87	—	—
Gross increases and decreases due to tax positions taken in the current period	520	476	328
Gross increases and decreases due to settlements with taxing authorities	(961)	—	—
Gross increases and decreases due to lapses in applicable statutes of limitations	(713)	(172)	—

Total unrecognized tax benefits at December 31	$3,770	$4,837	$4,533

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2011, 2010, and 2009, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. For the years ended December 31, 2011 and 2010, the Company accrued $0.3 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.

At December 31, 2011, the Company’s 2007 through 2011 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company is currently under Internal Revenue Service examination related to its 2008 and 2009 tax returns and under review in Israel on a 2007 subsidiary liquidation. The Company is not currently under state income tax examination.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2016. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to $3.1 million, $2.9 million and $2.6 million, respectively.

As of December 31, 2011, future minimum lease payments are as follows (in thousands):

	Lease Obligations	Purchase Obligations	Total Obligations
2012	$2,813	$1,915	$4,728
2013	2,439	280	2,719
2014	1,970	—	1,970
2015	928	—	928
2016	2	—	2
Thereafter	—	—	—

	$8,152	$2,195	$10,347

Contingencies

The Company cannot predict the outcome of any of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.)

On October 7, 2005, Tessera, Inc. filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion LLC’s respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. Tessera, Inc. also seeks other relief, including enjoining AMD and Spansion LLC from continuing to infringe these patents.

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

These actions were stayed pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). That stay was lifted on January 4, 2012.

On January 4, 2012 the court set a fact discovery cut-off date of January 18, 2013, a hearing on claim construction and certain dispositive motions on December 5, 2013, and a trial date of April 7, 2014.

On January 9, 2012, STMicroelectronics, Inc., STMicroelectronics N.V., Spansion Inc., Spansion Technology LLC, and Spansion LLC (together with the Reorganized Debtors/Plaintiffs in Spansion Inc., et al. v. Tessera, Inc., CV 10-04954) filed an administrative motion to continue the stay in this lawsuit pending resolution of the Company’s Motion to Re-Open Investigation To Institute Bond Forfeiture Proceedings in Investigation No. 337-TA-605 before the ITC. The court denied the motion to stay on January 24, 2012.

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688 (Cal. Super. Ct.)

On December 18, 2006, Tessera Technologies, Inc. filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc. (collectively, “Hynix”) in the Superior Court of the State of California, for the County of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. The Company also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled the demurrer to the Company’s Cartwright Act claims against Hynix, thus allowing the claims to proceed. On September 14, 2007, the court overruled another demurrer to the Company’s claim for interference with contract and business relations, allowing those claims to proceed as well.

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

Fact and expert discovery in the action are closed, with the exception of supplemental expert discovery that will take place before trial. On June 12, 2009, Hynix filed three motions for summary adjudication, addressing among other things the Company’s standing to bring antitrust claims, its permitted damages, and the propriety of its causes of action for violation of certain California state laws. The Company’s oppositions to the summary adjudication motions were filed on August 14, 2009. The hearing on Hynix’s motions took place on February 22, 2010 and February 24, 2010. The court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding the Company’s claims for damages. The court granted Hynix’s motion to dismiss the Company’s intentional interference claim. The court held hearings in August and September 2010 on several motions in limine. At present, no trial date has been set. The parties are proceeding with trial preparation activities and are next scheduled to appear for pretrial matters on March 22, 2012.

In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same, ITC No. 337-TA-605

On April 17, 2007, Tessera, Inc. filed a complaint with the ITC, requesting that the ITC commence an investigation under Section 337 of the Tariff Act of 1930, as amended. The ITC officially instituted an investigation as requested by Tessera, Inc. on May 21, 2007. The respondents are ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion, LLC and STMicroelectronics N.V. The ITC, among other things, investigated infringement of U.S. Patent Nos. 5,852,326 and 6,433,419, and considered Tessera, Inc.’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing the respondents with domestic inventories to desist from activities with respect to infringing products.

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

On January 4, 2012, Tessera, Inc. filed a motion seeking to recover the amounts of any bonds that were paid, or should have been paid, by the respondents during the presidential review period. Between January 19, 2012 and January 27, 2012, opposition, reply and sur-reply briefs were filed by certain parties in connection with this motion.

On January 26, 2012, Freescale Semiconductor, Inc. filed a motion for return of the bonds it posted during the presidential review period. Between February 6, 2012 and February 10, 2012, opposition and reply briefs were filed in connection with this motion.

Spansion, Inc. et al., v. International Trade Commission and Tessera, Inc., U.S. Court of Appeals for the Federal Circuit Case Nos. 2009-1460, 2009-1461, 2009-1462, and 2009-1465

On or about July 20, 2009, respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC and STMicroelectronics N.V. filed appeals of the ITC’s Final Determination in Investigation No. 337-TA-605 with the United States Court of Appeals for the Federal Circuit. The appellants also filed certain “emergency” motions seeking a stay of the ITC’s limited exclusion order and cease and desist orders during the pendency of the appeal proceedings, as well as an immediate stay of those ITC orders while the Federal Circuit considered briefing as to whether to grant a stay during the appeal.

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

On February 4, 2011, Qualcomm, Inc. filed a petition for panel rehearing and rehearing en banc; ST-Microelectronics N.V., Freescale Semiconductor, Inc., Spansion, Inc. and Spansion LLC and ATI Technologies, ULC filed a petition for rehearing en banc. On February 10, 2011 the Federal Circuit requested that Tessera, Inc. respond to the motions for rehearing by February 24, 2011. In addition, ATI Technologies, ULC filed a motion to vacate the Federal Circuit’s opinion and dismiss the appeal as moot, to vacate the ITC’s final determination, and to remand with directions to dismiss the complaint. Tessera, Inc. responded to these ATI motions on February 18, 2011. The motions for panel rehearing, rehearing en banc, and to vacate and dismiss were all denied. The Federal Circuit’s decision affirming the ITC’s judgment issued as a mandate on April 5, 2011.

On July 27, 2011, Spansion, Inc. and Spansion LLC, Freescale Semiconductor, Inc., ATI Technologies, ULC and ST-Microelectronics N.V. filed a petition for a writ of certiorari with the U.S. Supreme Court, and Qualcomm, Inc. also filed a petition for a writ of certiorari with the U.S. Supreme Court. Tessera, Inc. filed its response to the petitions on October 28, 2011. The Supreme Court denied the petitions on November 28, 2011.

Tessera, Inc. v. Motorola, Inc., et. al, Civil Action No. 2-07-CV-143 (E.D. Tex.)

On April 17, 2007, Tessera, Inc. filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera, Inc.’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. Tessera, Inc. also seeks other relief, including enjoining the defendants from continuing to infringe these patents. The defendants have not yet answered Tessera, Inc.’s complaint. The parties agreed that the case would be temporarily stayed pending completion, including appeals, of ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same.

On or about June 2, 2009, Motorola, Inc. and Tessera, Inc. entered into a settlement and license agreement regarding certain Tessera, Inc. technology, including the patents at issue in this action. Tessera, Inc.’s request to dismiss Motorola, Inc. from the action was granted by the Court on June 8, 2009.

On December 28, 2011, defendant ATI Technologies filed a motion to dismiss and a motion to transfer the case to the Northern District of California, on the ground that the claims against it are allegedly duplicative of Tessera, Inc.’s complaint against its parent company, Advanced Micro Devices, Inc., in Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.) described above. Also on December 28, 2011, defendants Qualcomm Incorporated, ATI Technologies, and Freescale Semiconductor, Inc. jointly moved to transfer the case to the Northern District of California, which those defendants contended was a more convenient, logical, and practical venue for this lawsuit.

On January 17, 2012, Tessera, Inc. and the defendants filed a stipulation to lift the stay and transfer this case to the United States District Court for the Northern District of California. Defendant ATI Technologies filed an unopposed motion to withdraw its motion to dismiss and motion to transfer. On January 18, 2012, the court signed the stipulation and ordered the case be transferred to the Northern District of California. The court also granted ATI Technologies’ unopposed motion to withdraw its motion to dismiss and motion to transfer.

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

On August 28, 2009, Judge Essex issued an Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond, in which he found that no violation of Section 337 of the Tariff Act of 1930 had occurred. The Administrative Law Judge (“ALJ”) held, among other things, that the Commission had subject matter jurisdiction over the parties and products, that the importation or sale requirement of Section 337 was satisfied, that the accused products do not infringe the asserted claims, that the asserted claims are not invalid for anticipation, obviousness or indefiniteness, that a domestic industry exists, that the respondents failed to prove the affirmative defense of licensing, that respondents except for Elpida Memory, Inc. and Elpida Memory (USA) Inc. (collectively, “Elpida”) failed to prove the affirmative defense of patent exhaustion for certain accused products but had established it for others, and that Elpida proved that all of its accused products are subject to patent exhaustion. The section addressing the recommended remedy and bond provisionally recommended among other things that, if a violation of Section 337 had been found, Tessera, Inc. had not demonstrated entitlement to a general exclusion order or an order extending to downstream products, and that a bond could have been set at a reasonable royalty rate as determined by Tessera, Inc.’s license agreements.

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

On October 28, 2011 Tessera, Inc. filed a petition with the United States Supreme Court requesting an extension of time to file a petition for certiorari. The petition was granted on November 2, 2011. On December 28, 2011, Tessera, Inc. filed a petition for certiorari in the U.S. Supreme Court. On February 8, 2012, the U.S. Supreme Court granted Respondents’ petition to extend the deadline for a response until March 23, 2012.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2-07-CV-534 (E.D. Tex.)

On December 7, 2007, Tessera, Inc. filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc., Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. Tessera, Inc. also seeks other relief, including enjoining the defendants from continuing to infringe these patents.

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

The Court held a case management conference on January 4, 2012 and lifted the stay on that date. The Court’s January 4, 2012 Minute Order and Case Management Order, described above in connection with Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.), applies to this lawsuit as well.

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

The Court held a case management conference on January 4, 2012 and lifted the stay on that date. The Court’s January 4, 2012 Minute Order and Case Management Order, described above in connection with Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.), applies to this lawsuit as well.

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

The Court held a case management conference on January 4, 2012 and lifted the stay on that date. The Court’s January 4, 2012 Minute Order and Case Management Order, described above in connection with Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.), applies to this lawsuit as well.

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

On September 30, 2011, the Federal Circuit issued an opinion reversing and remanding the case to the district court, determining that there was declaratory judgment jurisdiction. Tessera, Inc. filed an unopposed request for an extension of time in which to file a petition for rehearing, which the Federal Circuit granted on October 27, 2011. Tessera, Inc. filed a petition for rehearing on November 14, 2011. The Federal Circuit denied Tessera, Inc.’s petition for rehearing on January 5, 2012. On January 19, 2012, the Federal Circuit issued a judgment reversing and remanding the case to the district court. On December 15, 2011, the district court case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 11-06121 (N.D. Cal.), discussed below.

The district court held a Case Management Conference on January 4, 2012. The court issued a Minute Order and Case Management Order dated January 4, 2012, setting, among other things, a fact discovery cut-off date of January 18, 2013 and a trial date of April 7, 2014.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 11-06121 (N.D. Cal.)

On December 6 2011, PTI filed a complaint against Tessera, Inc. in the U.S. District Court for the Northern District of California. PTI’s complaint seeks a declaratory judgment that PTI has the right to terminate its license with Tessera, Inc. as of December 6, 2011. The complaint also seeks damages for breach of contract in the amount of all royalties paid to Tessera, Inc. since December 7, 2007, purportedly totaling at least $200 million, in addition to an accounting of PTI’s damages, an accounting of Tessera, Inc.’s revenue from PTI, prejudgment interest, costs and fees, and other relief deemed proper. Tessera, Inc. disagrees with the assertions made by PTI in the complaint regarding breach of contract, and believes the likelihood that Tessera, Inc. will be required to return already-paid royalties is remote.

On December 15, 2011, the case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 10-00945 (N.D. Cal.), discussed above.

On December 30, 2011, Tessera, Inc. filed a motion to dismiss and motion to strike PTI’s complaint. These motions are currently scheduled to be heard on February 23, 2012.

The district court held a Case Management Conference on January 4, 2012. The court issued a Minute Order and Case Management Order dated January 4, 2012, setting, among other things, a fact discovery cut-off date of January 18, 2013 and a trial date of April 7, 2014.

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

Tessera, Inc. v. Sony Electronics, Inc. et al., Civil Action No. 10-CV-838(D. Del.)

On October 1, 2010, Tessera, Inc. filed a complaint against Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation in the United States District Court for the District of Delaware. The case was assigned to Judge Renee Marie Bumb of the District of New Jersey and then referred to Magistrate Judge Karen M. Williams in the same District. Tessera, Inc.’s complaint alleges that defendants Sony Electronics, Inc., Sony Corporation (collectively, “Sony”), and Renesas Electronics Corporation infringed and are currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent No. 6,885,106. The complaint requests of the Court, among other things, a judgment that the defendants willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent No. 6,885,106; an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent No. 6,885,106; an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper. On April 29, 2011, Renesas filed an Answer and Counterclaims that, among other things, deny infringement, allege invalidity and unenforceability of U.S. Patent No. 6,885,106, and assert that Tessera, Inc. is not entitled to injunctive relief.

On May 23, 2011, Tessera, Inc. filed an Amended Complaint, realleging its infringement allegations against Sony and Renesas as to U.S. Patent No. 6,885,106, and adding allegations that Renesas has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement of, U.S. Patent No. 6,054,337. The Amended Complaint requests of the Court, among other things, a judgment that the defendants have willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent No. 6,885,106 (and as to Renesas, one or more claims of U.S. Patent No. 6,054,337); an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent No. 6,885,106 (and as to Renesas, of U.S. Patent No. 6,054,337); an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper.

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

On July 11, 2011, Tessera, Inc. filed an Answer to Sony’s Counterclaims, denying that Sony is entitled to any relief on its Counterclaims. On July 11, 2011, Tessera, Inc. also filed a motion to dismiss Renesas’s counterclaim of inequitable conduct and to strike Renesas’s affirmative defense of inequitable conduct. On July 12, 2011, Renesas filed a motion to transfer the case to the Northern District of California. Each of these motions is pending. The Court held a case management conference on July 26, 2011.

On October 28, 2011, Tessera, Inc. filed a Second Amended Complaint, realleging its infringement allegations against Sony and Renesas as to U.S. Patent No. 6,885,106 and its allegations against Renesas as to U.S. Patent No. 6,054,337, and adding allegations that Sony has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement of, U.S. Patent No. 6,054,337. The Second Amended Complaint requests of the Court, among other things, a judgment that the defendants have willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent Nos. 6,885,106 and U.S. Patent No. 6,054,337; an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent Nos. 6,885,106 and 6,054,337; an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper.

On November 28, 2011, Sony filed an Answer and Counterclaims to Tessera, Inc.’s Second Amended Complaint; in its filing, Sony, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337 and alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337. On December 22, 2011, Tessera, Inc. filed an Answer to Sony’s Counterclaims, denying that Sony is entitled to any relief on its Counterclaims. The Court held a status conference on January 20, 2012.

Tessera, Inc. v. Sony Corporation, Civil Action No. 11-04399 (N.D. Cal.)

On May 26, 2011, Tessera, Inc. filed a complaint against Sony Corporation (“Sony”) in the California Superior Court for Santa Clara County. Tessera, Inc.’s complaint alleges breach of contract and breach of the covenant of good faith and fair dealing claims against Sony. Tessera, Inc. contends that Sony failed to abide by the terms of a royalty-bearing technology license agreement between the parties. Tessera, Inc. contends that it commissioned an audit of payments due by Sony under the agreement, delivered an audit report to Sony on February 14, 2011, and that Sony has failed to pay the amounts the auditors found due. Tessera, Inc. requests its damages, plus interest, costs and attorney’s fees. Sony removed the case to federal district court (Northern District of California) on September 2, 2011. The case is assigned to Judge Edward J. Davila. On September 8, 2011, Sony filed an answer and defenses to Tessera, Inc.’s complaint, and a counterclaim alleging breach of the implied covenant of good faith and fair dealing. Tessera, Inc. filed an answer and defenses to Sony’s counterclaim on October 3, 2011. On January 31, 2012, the Court issued a Case Management Order, setting various case deadlines, including scheduling a Preliminary Pretrial Conference for February 22, 2013.

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

On October 28, 2011, Renesas filed an Answer and Counterclaims to Invensas’s Complaint. In its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140, alleges invalidity of these same patents, alleges that Invensas is not entitled to any injunctive relief, alleges that Invensas’s claims for damages are limited or barred, and alleges that the court lacks personal jurisdiction over Renesas. On November 21, 2011, Invensas filed an Answer to Renesas’s Counterclaims.

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

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On March 19, 2008, Tessera, Inc. filed a substantive response to such second official action. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. On June 11, 2008, Siliconware filed an opposition to such petition. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. On July 14, 2008, Tessera, Inc. filed a substantive response to the action closing prosecution, to which a response was filed by Siliconware on August 8, 2008. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution, to which Tessera, Inc. filed a response on January 23, 2009. On February 23, 2009, Siliconware filed a response to Tessera, Inc.’s January 23, 2009 response. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.’s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009, to which Siliconware filed a Response Brief on November 5, 2009. Siliconware refiled their Response Brief on March 17, 2010. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on July 13, 2010. On August 13, 2010, Tessera, Inc. filed a rebuttal brief and a request for oral hearing. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. Siliconware filed an opposition to Tessera, Inc.’s petition on February 17, 2011. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.’s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and Siliconware filed a Notice of Appeal on June 2, 2011. Siliconware filed an appeal brief on August 2, 2011, to which Tessera, Inc. filed a response brief on September 2, 2011. On November 15, 2011, the Examiner mailed an Examiner’s Answer maintaining all positions set forth in the Right of Appeal Notice issued on May 3, 2011. Siliconware filed a rebuttal brief on December 15, 2011. On December 19, 2011, Siliconware filed a request for oral hearing. On January 5, 2012, Tessera, Inc. filed a request for oral hearing.

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

On July 18, 2008, a request for ex parte reexamination of Tessera, Inc.’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. Tessera, Inc. filed a response on June 10, 2009. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. Tessera, Inc. filed a response on January 19, 2010. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. Tessera, Inc. filed a response on June 7, 2010. On October 18, 2010, the PTO issued a new final official action. Tessera, Inc. filed a response on December 20, 2010. An advisory action was mailed by the PTO on March 17, 2011, finding certain claims patentable and maintaining the remainder of the rejections presented in the October 18, 2010 action. Tessera, Inc. filed a Notice of Appeal on April 18, 2011. Tessera, Inc. timely filed an appeal brief on June 20, 2011. On July 6, 2011, Tessera, Inc. filed a petition with the PTO to allow a first reissue application filed with the claims held to be patentable in the present reexamination proceeding, and to merge a second reissue application filed with the claims involved the present reexamination proceeding with the present proceeding. On January 18, 2012, the PTO issued a decision dismissing Tessera’s July 6, 2011 petition and suspending the first and second reissue applications pending conclusion of the ex parte reexamination proceeding of U.S. Patent No. 5,663,106.

On June 17, 2011, a request for inter partes reexamination of U.S. Patent No. 6,885,106 was filed by Sony Corporation and Sony Electronics, Inc. On September 8, 2011, the PTO granted the request for reexamination. On September 20, 2011, the PTO issued a non-final official action rejecting certain claims and confirming certain claims. Tessera, Inc. filed a Petition under 37 C.F.R. § 1.181 to Withdraw the Pending Office Action and Ultra Vires Requirement for Information (Rule 105 Requirement) on November 11, 2011. Sony filed an opposition to the petition on November 23, 2011. No decision has been made by the PTO on Tessera Inc.’s Petition. Tessera, Inc. then filed a response to the September 20, 2011 non-final official action on December 20, 2011. Sony filed responsive comments on January 19, 2012.

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

The patents that are subject to the above-described reexamination proceedings include some of the key patents in Tessera, Inc.’s portfolio, and claims that are treated in the current official actions are being asserted in certain of Tessera, Inc.’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision in any of these proceedings could significantly harm the Company’s business and financial condition. An adverse decision could also significantly affect Tessera, Inc.’s ongoing litigations, as described in this Note 14—“Commitments and Contingencies,” in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

The Court held a case management conference on January 4, 2012 and lifted the stay on that date. The Court’s January 4, 2012 Minute Order and Case Management Order, described above in connection with Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.), applies to this lawsuit as well.

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

On February 17, 2011, Tessera, Inc. sent Amkor an official notice of termination of Amkor’s license agreement with Tessera, Inc. Amkor has disputed Tessera, Inc.’s right to terminate the license agreement.

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

A seven-day hearing on the remaining issues was held from August 15, 2011 to August 21, 2011. The parties submitted their opening post-trial briefs on October 10, 2011. Reply post-trial briefs were submitted on October 31, 2011, and closing argument occurred on November 7, 2011.

On October 17, 2011, the Tribunal issued a Partial Award on certain issues tried to the Tribunal on December 9-10, 2010. The Tribunal awarded Tessera, Inc. approximately $0.5 million associated with additional royalties due for the patents addressed in the previous arbitration.

On January 19, 2012, the Tribunal requested an extension of time to submit a Final Award to the ICC. On January 20, 2012, the parties agreed to the requested extension.

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

On July 26, 2011, Amkor filed its response to the request, which, among other things, denies Tessera, Inc.’s allegations, raises various purported defenses, asserts that Tessera, Inc.’s requests for relief should be denied, contends that Tessera, Inc. has breached the License Agreement, argues that Amkor is entitled to attorneys’ fees, costs and exemplary damages relating to the allegations set forth in Tessera, Inc.’s request, and asks that the Tribunal order Tessera, Inc. to pay such further relief to Amkor as the Tribunal deems appropriate. Tessera, Inc. filed an answer denying the allegations in Amkor’s response on September 1, 2011.

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Intellectual Property (formerly Micro-electronics) and DigitalOptics (formerly Imaging and Optics). In addition to these reportable segments, the Corporate Overhead division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

In 2011, the Company appointed a new President and Chief Executive Officer who is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. Also in 2011, the Company appointed a new President of DigitalOptics Corporation and a new President of Tessera Intellectual Property Corp. At the end of 2011, the Company reorganized its reporting units to align with the vision of the CODM, such as the inclusion of development and product commercialization efforts related to the silent air cooling technology in the DigitalOptics segment instead of the Intellectual Property segment. Prior year amounts have been reclassified to conform to current year presentation.

The Intellectual Property segment is managed by Tessera Intellectual Property Corp., including managing the patent and license portfolios of subsidiaries, Tessera, Inc. and Invensas. The Company’s Intellectual Property segment, comprised of engineering, licensing, account administration and litigation teams, generates revenue from patented innovations through license agreements with semiconductor companies and outsourced semiconductor assembly and test companies. Tessera, Inc. pioneered chip-scale packaging solutions for the semiconductor industry. The Company is currently developing three-dimensional packaging solutions to address new opportunities in its semiconductor packaging. To support relicensing of key customers, Invensas creates custom portfolios of patents purchased from third parties.

DigitalOptics Corporation and its subsidiaries (“DOC”) operate the DigitalOptics segment. DOC delivers innovation in imaging and optics with products and capabilities that enable expanded functionality in increasingly smaller devices. DOC’s miniaturized camera module solutions provide cost-effective, high-quality camera features, including MEMS based auto-focus, extended depth of field, zoom, image enhancement and optical image stabilization. These technologies can be applied to consumer electronic products. The segment also offers customized micro-optic lenses from diffractive and refractive optical elements to integrated micro-optical subassemblies and will be offering silent air cooling products.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues:
Intellectual Property Segment:
Royalty and license fees	$213,412	$264,030	$269,675
Product and service revenues	—	—	48

Total Intellectual Property revenues	213,412	264,030	269,723
DigitalOptics Segment:
Royalty and license fees	23,789	15,593	16,532
Product and service revenues	17,375	21,770	13,185

Total DigitalOptics revenues	41,164	37,363	29,717

Total revenues	254,576	301,393	299,440

Operating expenses:
Intellectual Property Segment	81,493	57,301	60,607
DigitalOptics Segment	138,073	97,467	78,762
Corporate Overhead	46,968	45,804	42,429

Total operating expenses	266,534	200,572	181,798
Operating income (loss):
Intellectual Property Segment	131,919	206,729	209,116
DigitalOptics Segment	(96,909)	(60,104)	(49,045)
Corporate Overhead	(46,968)	(45,804)	(42,429)

Total operating income (loss)	$(11,958)	$100,821	$117,642

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the three years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Asia Pacific	$167,162	$196,894	$149,622
U.S.	73,548	86,143	133,672
Europe and other	13,866	18,356	16,146

	$254,576	$301,393	$299,440

For the years ended December 31, 2011, 2010 and 2009, two, two and three customers, respectively, each accounted for 10% or more of total revenues.

For the years ended December 31, 2011, 2010 and 2009, property and equipment, net are presented below by geographical area (in thousands):

	Years Ended December 31,
	2011	2010	2009
U.S.	$35,082	$40,594	$40,191
Romania	605	552	588
Israel	279	266	293
Ireland	194	333	456
Asia Pacific and other	159	376	955

Total	$36,319	$42,121	$42,483

NOTE 16 – RELATED PARTY TRANSACTIONS

In 2007, the Company licensed its OptiML wafer-level camera technology and SHELLCASE wafer-level packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of December 30, 2011 and December 31, 2010, the Company had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were less than one percent of total revenues and were not significant for the year ended December 31, 2011 and 2010. The accounts receivable balance from NemoTek was not significant at December 31, 2011 and December 31, 2010.

Since 2008, the Company has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of the Company’s Board of Directors and has a 33.3% ownership interest in 3LP. For the year ended December 31, 2011 and 2010, the Company recognized operating expense of $3.1 million and $2.1 million, respectively, related to these engagements. At December 31, 2011 and December 31, 2010, accounts payable balance due to 3LP was $2.0 million and $0.4 million, respectively.

In May 2011, the Company engaged IRT, Inc. (“IRT”) to provide outside administrative services for a stated hourly rate plus reimbursement for incurred expenses. IRT is solely owned by Robert A. Young, the Company’s President and Chief Executive Officer. For the year ended December 31, 2011, operating expenses recognized related to these services were not significant. At December 31, 2011, there was no accounts payable balance due to IRT.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

for the Years Ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2009	$3,217	$2,389	$—	$5,606
2010	5,606	(2,595)	—	3,011
2011	3,011	4,185	—	7,196

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2012

TESSERA TECHNOLOGIES, INC.

By:	/s/ ROBERT A. YOUNG
Robert A. Young President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Robert A. Young and Michael Anthofer, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. YOUNG Robert A. Young	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2012

/s/ MICHAEL ANTHOFER Michael Anthofer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2012

/s/ ROBERT J. BOEHLKE Robert J. Boehlke	Chairman of the Board of Directors	February 17, 2012

/s/ JOHN B. GOODRICH John B. Goodrich	Director	February 17, 2012

/s/ DAVID C. NAGEL David C. Nagel	Director	February 17, 2012

/s/ KEVIN G. RIVETTE Kevin G. Rivette	Director	February 17, 2012

/s/ ANTHONY J. TETHER Anthony J. Tether	Director	February 17, 2012

(3)    Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

Exhibit Number	Exhibit Title

2.1	Asset Purchase Agreement, dated October 31, 2005, by and between Tessera Technologies, Inc. and Shellcase, Ltd. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2005, and incorporated herein by reference)

2.2	Agreement and Plan of Merger, dated as of July 7, 2006, among Tessera Technologies, Inc., Dalton Acquisition Corp., Digital Optics Corporation and Carolinas Capital Corp. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 10, 2006, and incorporated herein by reference)

2.3	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporate herein by reference)

2.4	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed on February 29, 2008, and incorporated herein by reference)

3.1*	Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws, dated September 14, 2011 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 16, 2011, and incorporated herein by reference)

4.1*	Specimen Common Stock Certificate

4.2*	Registration Rights Agreement, dated as of January 31, 2003, by and among the Registrant and the stockholders party thereto

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2*+	1991 Stock Option Plan

10.3*+	Amended and Restated 1996 Stock Plan

10.4*+	1999 Stock Plan

10.5*+	2003 Employee Stock Purchase Plan

10.6+	Amendment to the Tessera Technologies, Inc. 2003 Employee Stock Purchase Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.7†*	TCC Master License Agreement, dated as of July 7, 1994, by and between Tessera, Inc. and Hitachi Limited.

10.8†*	Addendum to TCC Master License Agreement, dated as of January 31, 1997, by and between Tessera, Inc. and Hitachi Limited.

10.9†*	Letter Amendment to TCC Master License Agreement, dated as of September 23, 2002, by and between Tessera, Inc. and Hitachi Limited.

10.10*	Letter Amendment to TCC Master License Agreement, dated as of February 18, 2003, by and between Tessera, Inc. and Hitachi Limited.

Exhibit Number	Exhibit Title

10.11†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation

10.12*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation

10.13†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.14†*	TCC License Agreement, dated as of May 17, 1997, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.15†*	First Addendum to Limited TCC License Agreement, dated as of November 4, 1998, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.16*	Second Addendum to TCC License Agreement, dated as of June 1, 2001, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.17†*	TCC Patent License Agreement, dated as of January 22, 2003, by and between Tessera, Inc. and Seiko Epson Corporation

10.18†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.19†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

10.20†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments, Inc.

10.21†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

10.22+	Restricted Stock Award Agreement, dated as of December 13, 2004, by and between the Registrant and Robert Boehlke (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2004, and incorporated herein by reference)

10.23	Restated TCC License Agreement, dated as of January 1, 2005, by and between Tessera Technologies, Inc. and Samsung Electronics Co., Ltd., (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2005 and incorporated herein by reference)

10.24+	Employment Letter, dated January 25, 2005, by and between the Registrant and C. Liam Goudge (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 11, 2005, and incorporated herein by reference)

10.25	TCC License Agreement, dated July 21, 2006, among Tessera Technologies, Inc, and certain of its affiliates and Micron Technology, Inc. and certain of its affiliates (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2006, and incorporated herein by reference)

10.26	TCC License Agreement, dated as of July 1, 2006, by and between Tessera Technologies, Inc. and Infineon Technologies AG (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

10.27	TCC License Agreement, dated as of July 1, 2006, by and between Tessera Technologies, Inc. and Qimonda AG (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A, filed on August 7, 2006 and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.28+	Tessera Technologies, Inc. 2007 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on April 5, 2007 and incorporated herein by reference)

10.29+	Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on April 1, 2010, and incorporated herein by reference)

10.30+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.31+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.32+	Form of Stock Option Agreement (Board) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.33+	Form of Stock Option Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.34+	Form of Stock Option Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.35+	Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.36+	Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.37+	Form of Restricted Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.38+	Form of Restricted Stock Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.39+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.40+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.41+	Form of Deferred Stock Agreement (Performance Vesting) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.42+	Form of Deferred Stock Agreement (Ireland) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.43+	Form of Deferred Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.44+	Form of Deferred Stock Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.45+	Tessera Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.46+	Employment Letter, dated September 5, 2008, by and between the Registrant and Michael Anthofer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 29, 2008, and incorporated herein by reference)

10.47+	Form of Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.48+	Form of Amended and Restated Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.49+	Amendment to Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2011, and incorporated herein by reference)

10.50+	Employment Letter, dated October 24, 2008, by and between the Registrant and Bernard J. Cassidy (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed on February 25, 2010, and incorporated herein by reference)

10.51+	Employment Letter, dated March 22, 2011, by and between the Registrant and Farzan Bob Roohparvar (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2011, and incorporated herein by reference)

10.52+	Employment Letter, dated May 11, 2011, by and between the Registrant and Robert A. Young (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2011, and incorporated herein by reference)

10.53+	Separation and Consulting Agreement, dated May 11, 2011, by and between the Registrant and Henry R. Nothhaft (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2011, and incorporated herein by reference)

10.54+	Employment Letter, dated June 27, 2011, by and between the Registrant and Richard Chernicoff (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2011, and incorporated herein by reference)

10.55+	Severance Agreement, effective as of March 28, 2011, by and between the Registrant and Farzan Bob Roohparvar (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2011, and incorporated herein by reference)

10.56+	Change in Control Severance Agreement, effective as of March 28, 2011, by and between the Registrant and Farzan Bob Roohparvar (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2011, and incorporated herein by reference)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit Number	Exhibit Title

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxomony Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted as to certain portions of this agreement.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed as exhibits to Tessera Technologies, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.