Form 10-K/A
period 2011-12-31
TESSERA TECHNOLOGIES INC
filed 2012-03-08
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

3025 Orchard Parkway

San Jose, California 95134

(Address of principal executive offices, including zip code)

(408) 321-6000

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders to be held on March 30, 2012 are incorporated by reference in Part III.

EXPLANATORY NOTE

Tessera Technologies, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A” or the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2012 (the “Original Filing”) solely to correct an administrative error in the content of Exhibit 23.1, Consent of Independent Registered Public Accounting Firm (the “Consent”). The Consent in the Original Filing incorrectly identified the date of PricewaterhouseCoopers’ audit report as February 16, 2012. The correct date of the audit report included in the Original Filing is February 17, 2012. A new consent with the correct date is filed as an exhibit attached hereto.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4, and 5 of the certifications have been omitted. Pursuant to Rule 13a-14 of the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Exhibit Number	Exhibit Title

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Except as described above, no other changes have been made to the Original Filing and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the Original Filing.

This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2012

TESSERA TECHNOLOGIES, INC.

By:	/S/ MICHAEL ANTHOFER
Michael Anthofer Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002