Form 10-Q
period 2012-03-31
TESSERA TECHNOLOGIES INC
filed 2012-05-03
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 20, 2012, 51,894,667 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$78,913	$55,758
Short-term investments	411,519	436,687
Accounts receivable, net of allowance for doubtful accounts of $43 at each period end	7,920	8,599
Inventories	1,635	1,574
Short-term deferred tax assets	1,891	1,892
Other current assets	15,823	13,664

Total current assets	517,701	518,174

Property and equipment, net	35,544	36,319
Intangible assets, net	135,115	141,326
Long-term deferred tax assets	18,223	18,223
Other assets	2,345	2,484

Total assets	$708,928	$716,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,408	$7,203
Accrued legal fees	5,897	6,110
Accrued liabilities	12,894	20,824
Dividend payable	5,192	—
Deferred revenue	5,145	2,610

Total current liabilities	34,536	36,747
Long-term deferred tax liabilities	4,083	4,083
Other long-term liabilities	5,017	5,017

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 52,528 and 52,221 shares issued, respectively, and 51,883 and 51,576 shares outstanding, respectively	52	52
Additional paid-in capital	470,331	462,697
Treasury stock at cost: 645 shares of common stock at each period end	(10,505)	(10,505)
Accumulated other comprehensive income	283	24
Retained earnings	205,131	218,411

Total stockholders’ equity	665,292	670,679

Total liabilities and stockholders’ equity	$708,928	$716,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Royalty and license fees	$43,264	$62,258
Product and service revenues	3,409	5,515

Total revenues	46,673	67,773

Operating expenses:
Cost of revenues	5,760	5,512
Research, development and other related costs	23,445	18,613
Selling, general and administrative	24,611	19,464
Litigation expense	3,492	5,996
Restructuring charges	—	2,059

Total operating expenses	57,308	51,644

Operating income (loss)	(10,635)	16,129
Other income and expense, net	668	608

Income (loss) before taxes	(9,967)	16,737
Provision for (benefit from) income taxes	(1,879)	5,525

Net income (loss)	$(8,088)	$11,212

Basic and diluted net income (loss) per share:

Net income (loss) per share-basic	$(0.16)	$0.22

Net income (loss) per share-diluted	$(0.16)	$0.22

Cash dividends declared per share	$0.10	$—

Weighted average number of shares used in per share calculations-basic	51,738	50,823

Weighted average number of shares used in per share calculations-diluted	51,738	51,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	March 31, 2012	March 31, 2011
Net income (loss)	$(8,088)	$11,212
Other comprehensive income:
Net unrealized gains on available-for-sale-securities, net of tax	259	147

Other comprehensive income:	259	147

Comprehensive income (loss)	$(7,829)	$11,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$(8,088)	$11,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,684	2,492
Amortization of intangible assets	6,373	4,092
Loss (gain) on property and equipment	5	(2)
Stock-based compensation expense	4,056	6,064
Deferred income tax, net	1	2
Amortization of premium/discount on investments	623	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	679	4,213
Inventories	(61)	258
Other assets	(2,020)	2,608
Accounts payable	(1,795)	(2,628)
Accrued legal fees	(213)	1,286
Accrued liabilities	(5,931)	(8,175)
Deferred revenue	2,535	(1,850)
Income tax payable	—	2,447

Net cash provided by (used in) operating activities	(1,152)	22,019

Cash flows from investing activities:
Purchases of property and equipment	(1,926)	(1,524)
Proceeds from sale of property and equipment	13	874
Purchases of short-term available-for-sale investments	(55,623)	(75,025)
Proceeds from maturities and sales of short-term and and long-term investments	80,427	90,006
Purchases of intangible assets	(2,162)	(1,000)

Net cash provided by investing activities	20,729	13,331

Cash flows from financing activities:
Proceeds from exercise of stock options	1,553	1,531
Proceeds from employee stock purchase program	2,025	2,443

Net cash provided by financing activities	3,578	3,974

Net increase in cash and cash equivalents	23,155	39,324
Cash and cash equivalents at beginning of period	55,758	69,268

Cash and cash equivalents at end of period	$78,913	$108,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (the “Company”) is a holding company with operating subsidiaries in two segments: Intellectual Property (formerly Micro-electronics) and DigitalOptics (formerly Imaging and Optics). The Intellectual Property business, comprised of engineering, licensing, account administration and litigation teams, generates revenue from patented innovations through license agreements with semiconductor companies and outsourced semiconductor assembly and test companies. The DigitalOptics business delivers innovation in imaging and optics with products and capabilities that enable expanded functionality in increasingly smaller devices. DigitalOptics’ miniaturized camera module solutions provide cost-effective, high-quality camera features, including extended depth of field, zoom, image enhancement, optical image stabilization and Micro-Electro Mechanical Systems (“MEMS”) based auto-focus. These technologies can be applied to mobile phones and other consumer electronic products.

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2012 and 2011, and for the three months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2011 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 17, 2012 (the “Form 10-K”).

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2012 or any future period and the Company makes no representations related thereto.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies with the exception of those described below during the three months ended March 31, 2012, as compared to the significant accounting policies described in the Form 10-K.

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

The depreciation and amortization useful life periods for property and equipment are as follows:

Furniture and equipment	One to ten years
Buildings	Seven, eight and 39 years
Leasehold improvements	Shorter of five years or the remaining term of the lease

Variable Interest Entity

In October 2011, a subsidiary of the Company entered into a limited liability company agreement (“Agreement”) to form a new entity (“Entity”), with the Entity’s primary objective to define strategies and related business plans to accelerate the development and commercialization of the Company’s current and future advanced packaging and interconnect technology. The subsidiary of the Company is the sole contributor of capital to the Entity and has contributed $4 million of the total possible capital contribution of up to $5 million, as of March 31, 2012. In accordance with the Agreement, all net profits and losses are allocated to such subsidiary of the Company since it is the sole contributor of capital. The Entity has net assets of approximately $3.0 million as of March 31, 2012 which is consolidated with the Company’s operating results.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In June 2011, the Financial Accounting Standards Board (the “FASB”) and International Accounting Standards Board issued an update to the authoritative guidance for fair value measurement. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting

Standards. This update changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, this update clarifies the FASB’s intent about the application of existing fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and shall be applied prospectively. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Issued

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Trade and other receivables	$7,963	$8,642
Allowance for doubtful accounts	(43)	(43)

	$7,920	$8,599

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$498	$516
Work in process	437	435
Finished goods	700	623

	$1,635	$1,574

Property and equipment, net consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Furniture and equipment	$50,640	$48,960
Land and buildings	21,314	21,314
Leasehold improvements	5,465	5,460

	77,419	75,734
Less: Accumulated depreciation and amortization	(41,875)	(39,415)

	$35,544	$36,319

Accrued liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Employee compensation and benefits	$8,278	$11,852
Other	4,616	8,972

	$12,894	$20,824

Accumulated other comprehensive income consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Unrealized gain on available-for-sale securities, net of tax	$283	$24

	$283	$24

NOTE 5 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate notes and bonds	$163,214	$208	$(84)	$163,338
Municipal bonds and notes	147,696	160	(11)	147,845
Treasury and agency notes and bills	73,522	39	(29)	73,532
Commercial paper	26,986	3	(4)	26,985
Money market funds	21,401	—	—	21,401
Certificate of deposit	9,815	3	(2)	9,816

Total available-for-sale securities	$442,634	$413	$(130)	$442,917

Reported in:
Cash and cash equivalents				$31,398
Short-term investments				411,519

Total marketable securities				$442,917

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$168,294	$99	$(322)	$168,071
Municipal bonds and notes	151,887	203	(15)	152,075
Treasury and agency notes and bills	87,684	84	(14)	87,754
Commercial paper	30,899	7	(15)	30,891
Money market funds	13,269	—	—	13,269
Certificate of deposit	9,820	3	(6)	9,817

Total available-for-sale securities	$461,853	$396	$(372)	$461,877

Reported in:
Cash and cash equivalents				$25,190
Short-term investments				436,687

Total marketable securities				$461,877

At March 31, 2012 and December 31, 2011, the Company had $490.4 million and $492.4 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $47.5 million and $30.5 million at March 31, 2012 and December 31, 2011, respectively, was cash held in operating accounts not included in the tables above.

The gross realized gains and losses on sales of marketable securities were not significant during the three months ended March 31, 2012 and 2011. Net unrealized gains of $0.3 million, net of tax, as of March 31, 2012, were related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. For those investments with a temporary decline in value, the declines are not considered to be other-than-temporarily impaired as of March 31, 2012 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three months ended March 31, 2012 and 2011, the Company did not record any impairment charges.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at March 31, 2012 and December 31, 2011, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

March 31, 2012	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$56,156	$(84)	$—	$—	$56,156	$(84)
Municipal bonds and notes	20,356	(4)	—	—	20,356	(4)
Treasury and agency notes and bills	14,908	(29)	—	—	14,908	(29)
Commercial Paper	10,988	(11)	—	—	10,988	(11)
Certificate of deposit	1,013	(2)	—	—	1,013	(2)

Total	$103,421	$(130)	$—	$—	$103,421	$(130)

December 31, 2011	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$96,895	$(322)	$—	$—	$96,895	$(322)
Municipal bonds and notes	21,610	(15)	—	—	21,610	(15)
Commercial Paper	16,402	(15)	—	—	16,402	(15)
Treasury and agency notes and bills	14,391	(14)	—	—	14,391	(14)
Certificate of deposit	3,514	(6)	—	—	3,514	(6)

Total	$152,812	$(372)	$—	$—	$152,812	$(372)

The estimated fair value of marketable securities by contractual maturity at March 31, 2012 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or redeem certain securities.

Estimated Fair Value
Due in one year or less	$289,411
Due in one to two years	153,506

Total	$442,917

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of March 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$21,401	$21,401	$—	$—
Corporate bonds and notes (2)	163,338	—	163,338	—
Municipal bonds and notes (2)	147,845	—	147,845	—
Treasury and agency notes and bills (2)	73,532	—	73,532	—
Commercial paper (3)	26,985	—	26,985	—
Certificate of deposit (2)	9,816	—	9,816	—

Total Assets	$442,917	$21,401	$421,516	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at March 31, 2012:

(1)	Reported as cash and cash equivalents.
(2)	Reported as short-term investments.
(3)	Reported as either cash and cash equivalents or short-term investments.

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

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2011:

(1)	Reported as cash and cash equivalents.
(2)	Reported as short-term investments.
(3)	Reported as either cash and cash equivalents or short-term investments.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. The Company did not have any goodwill at either period ended March 31, 2012 or December 31, 2011. Identified intangible assets consist of acquired patents/core technology, existing technology, trade names, assembled workforce and non-compete agreements resulting from business combinations, and acquired patents under asset purchase agreements. Except for intangible assets used in in-process research and development which have indefinite useful lives until the completion or abandonment of the associated research and development efforts, identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to 15 years.

There was no impairment of long-lived assets for the three months ended March 31, 2012 and 2011. The Company has incurred significant operating losses from the DigitalOptics segment. If the anticipated future results of the DigitalOptics segment do not materialize as expected, then the related intangible assets could be subject to an impairment charge in the future. See Note 13 — “Segment and Geographic Information” for additional detail.

Identified intangible assets consisted of the following (in thousands):

		March 31, 2012			December 31, 2011
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents/ core technology	3-15	$132,715	$(26,097)	$106,618	$132,553	$(21,901)	$110,652
Existing technology	5-10	54,196	(33,761)	20,435	54,196	(32,032)	22,164
Customer contracts	3-9	11,900	(7,164)	4,736	11,900	(6,808)	5,092
Trade name	4-10	3,620	(2,194)	1,426	3,620	(2,102)	1,518
In-process research and development	Indefinite	1,900	—	1,900	1,900	—	1,900
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,400)	—
Assembled workforce	4	300	(300)	—	300	(300)	—

		$206,031	$(70,916)	$135,115	$205,869	$(64,543)	$141,326

Amortization expense for the three months ended March 31, 2012 and 2011 amounted to $6.4 million and $4.1 million, respectively. As of March 31, 2012, the estimated future amortization expense of intangible assets, excluding the in-process research and development, is as follows (in thousands):

2012 (remaining 9 months)	$18,416
2013	23,927
2014	22,117
2015	20,934
2016	17,239
Thereafter	30,582

$133,215

NOTE 8 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Net income (loss)	$(8,088)	$11,212
Denominator:
Weighted average common shares outstanding	51,770	50,907
Less: Unvested common shares subject to repurchase	(32)	(84)

Total common shares-basic	51,738	50,823
Effect of dilutive securities:
Stock awards	—	143
Restricted stock awards and units	—	301

Total common shares-diluted	51,738	51,267

Net income (loss) per common share-basic	$(0.16)	$0.22

Net income (loss) per common share-diluted	$(0.16)	$0.22

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income (loss) per share is computed using the treasury stock method to calculate the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. Potential dilutive shares of common stockinclude unvested restricted stock awards and units and incremental shares of common stock issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized stock compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid in capital.

For the three months ended March 31, 2012 and 2011, the Company excluded from net loss per share calculations approximately 5.8 million and 5.2 million shares of common stock, respectively, subject to stock options, restricted stock awards and units because their effect on net loss per share was anti-dilutive.

NOTE 9 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s board of directors (the “Board”) authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2012 and December 31, 2011, the Company had repurchased a total of 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2012, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Board adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Board of Directors adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the employees of the Company or its subsidiaries at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the employees of the Company or its subsidiaries, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of March 31, 2012, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the employees of the Company or its subsidiaries at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the employees of the Company or its subsidiaries, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of March 31, 2012, there were 5,345,000 shares reserved for future grant under this plan.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2011	6,819	$20.16
Options granted	381	17.78
Options exercised	(98)	15.88
Options cancelled / forfeited / expired	(591)	26.53

Balance at March 31, 2012	6,511	$20.16

Information with respect to outstanding restricted stock awards and units as of March 31, 2012 is as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2011	730	261	991	$17.60
Awards and units granted	48	—	48	$18.18
Awards and units vested / earned	(31)	(30)	(61)	$19.00
Awards and units cancelled / forfeited	(29)	(81)	(110)	$19.78

Balance at March 31, 2012	718	150	868	$17.06

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

Employee Stock Purchase Plan

In August 2003, the Board adopted the 2003 Employee Stock Purchase Plan, which was approved by the Company’s stockholders in September 2003. The Company initially reserved 200,000 shares of common stock for issuance under the 2003 Employee Stock Purchase Plan. The reserve will automatically increase on the first day of each fiscal year during the term of the 2003 Employee Stock Purchase Plan by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the Board. Subsequently, the Board adopted the International Employee Stock Purchase Plan in June 2008 which reserves 200,000 shares of common stock for issuance under this plan. The 2003 Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (collectively, “ESPP”) are designed to allow eligible employees residing in the U.S. or internationally to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

The ESPP has a series of consecutive, overlapping 24-month offering periods. The first offering period commenced February 1, 2004, the effective date of the ESPP, as determined by the Board.

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

An eligible employee’s right to buy shares of the Company’s common stock under the ESPP may not accrue at a rate in excess of $25,000 of the fair market value of such shares per calendar year for each calendar year of an offering period.

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

The ESPP will terminate no later than the tenth anniversary of the ESPP’s initial adoption by the Board.

As of March 31, 2012, there were 438,000 shares reserved for grant under the ESPP.

NOTE 10 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Cost of revenues	$150	$143
Research, development and other related costs	1,712	2,446
Selling, general and administrative	2,194	3,475

Total stock-based compensation expense	$4,056	$6,064

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2012 and 2011 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Employee stock options	$2,762	$3,347
Restricted stock awards and units	790	2,174
Employee stock purchase plan	504	543

Total stock-based compensation expense	$4,056	$6,064

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

Dividend yield – Expected dividend yield is calculated by annualizing the cash dividend declared by the Board for the current quarter and dividing that result by the average closing price of the Company’s common stock for the quarter. Cash dividends are not paid on options, restricted stock units or unvested restricted stock awards.

In addition, the Company estimates forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The following assumptions were used to value the options granted:

	Three Months Ended
	March 31, 2012	March 31, 2011
Expected life (in years)	3.70	3.70
Risk-free interest rate	0.8%	1.8%
Dividend yield	2.2%	0.0%
Expected volatility	66.4%	76.7%

NOTE 11 – INCOME TAXES

The benefit from income taxes for the three months ended March 31, 2012 was $1.9 million and was largely comprised of a tax benefit for domestic losses as offset by foreign withholding and income taxes. The provision for income taxes for the three months ended March 31, 2011 was $5.5 million and was comprised of domestic income tax and foreign income and withholding taxes. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected for the year is based on actual withholding tax for the quarter. The tax benefit for the three months ended March 31, 2012 as compared to the prior year period tax expense is largely attributable to the loss incurred in the three months ended March 31, 2012.

As of March 31, 2012, unrecognized tax benefits approximated $3.8 million, of which $2.5 million would affect the effective tax rate if recognized. At December 31, 2011, unrecognized tax benefits were $3.8 million of which $2.5 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $0.1 million to $0.2 million in the next 12 months due to the expected lapse of a foreign statute of limitation relating to tax incentives and the conclusion of a foreign tax examination.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2012 and 2011, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. At March 31, 2012 and December 31, 2011, the Company has accrued $0.3 million and $0.3 million, respectively, of interest and penalties related to unrecognized tax benefits.

At March 31, 2012, the Company’s 2007 through 2011 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company is currently under Internal Revenue Service examination related to its 2008 and 2009 tax returns and under review in Israel on a 2007 subsidiary liquidation. The Company is not currently under state income tax examination.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

The Company and its subsidiaries lease office and research facilities and office equipment under operating leases which expire at various dates through 2016. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. In addition, the Company and its subsidiaries have agreements containing non-cancelable, non-refundable payment terms with third parties to purchase services. Rent expense for the three months ended March 31, 2012 and 2011, was $0.8 million at each period end.

As of March 31, 2012, future minimum lease payments and purchase obligations are as follows (in thousands):

	Lease Obligations	Purchase Obligations	Total
2012 (remaining 9 months)	$2,312	$1,410	$3,722
2013	2,819	280	3,099
2014	2,285	—	2,285
2015	1,083	—	1,083
2016	2	—	2
Thereafter	—	—	—

	$8,501	$1,690	$10,191

Contingencies

The Company cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 10-00945 (N.D. Cal.) and U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489

On March 5, 2010, Powertech Technology Inc. (“PTI”) filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera, Inc.’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries Co., Ltd. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.), and assigned to the judge presiding over that action.

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

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 11-06121 (N.D. Cal.)

On December 6, 2011, PTI filed a complaint against Tessera, Inc. in the U.S. District Court for the Northern District of California. PTI’s complaint seeks a declaratory judgment that PTI has the right to terminate its license with Tessera, Inc. as of December 6, 2011. The complaint also seeks damages for breach of contract in the amount of all royalties paid to Tessera, Inc. since December 7, 2007, purportedly totaling at least $200 million, in addition to an accounting of PTI’s damages, an accounting of Tessera, Inc.’s revenue from PTI, prejudgment interest, costs and fees, and other relief deemed proper. Tessera, Inc. disagrees with the assertions made by PTI in the complaint regarding breach of contract, and believes the likelihood that Tessera, Inc. will be required to return already-paid royalties is remote.

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

Other Litigation Matters

In addition to the foregoing matters, the Company and its subsidiaries are involved in other litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to protect trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. The Company expects it or its subsidiaries will be involved in similar legal proceedings in the future, including proceedings regarding infringement of its patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of its license agreements.

These existing and any future legal actions may harm either or both of the Company’s business segments, and may hinder the Company’s ability to independently optimize each business segment. For example, they could cause an existing licensee or strategic partner to cease making royalty or other payments to the Company, or to challenge the validity and enforceability of patents owned by the Company’s subsidiaries or the scope of license agreements with the Company’s subsidiaries, and could significantly damage the Company’s relationship with such licensee or strategic partner and, as a result, prevent the adoption of the Company’s other Intellectual Property or DigitalOptics technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of licensees or strategic partners of the Company’s subsidiaries, which in turn would significantly harm ongoing relations with them and cause the Company to lose royalty revenues.

The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within the Company’s control. These costs may be materially higher than expected, which could adversely affect the Company’s operating results and lead to volatility in the price of its common stock. Whether or not determined in the Company’s favor or ultimately settled, litigation diverts managerial, technical, legal and financial resources from the Company’s business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from others, limit the value of the Company’s licensed technology or otherwise negatively impact the Company’s stock price or its business and consolidated financial position, results of operations or cash flows.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Intellectual Property and DigitalOptics. In addition to these reportable segments, the Corporate Overhead category includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

In 2011, the Company appointed a new President and Chief Executive Officer who is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. Also in 2011, the Company appointed a new President of DigitalOptics Corporation and a new President of Tessera Intellectual Property Corp. At the end of 2011, the Company reorganized its reporting units to align with how the Company’s management views and evaluates the Company’s operations, such as the inclusion of development and product commercialization efforts related to the silent air cooling technology in the DigitalOptics segment instead of the Intellectual Property segment. Prior year amounts have been reclassified to conform to current year presentation.

The Intellectual Property segment is managed by Tessera Intellectual Property Corp., including managing the patent, licensing and litigation portfolios of Tessera, Inc. and Invensas Corporation. The Company’s Intellectual Property segment, comprised of engineering, licensing, account administration and litigation teams, generates revenue from patented innovations through license agreements with semiconductor companies and outsourced semiconductor assembly and test companies.

The DigitalOptics segment is operated by DigitalOptics Corporation and its subsidiaries (“DOC”). DOC delivers innovation in imaging and optics with products and capabilities that enable expanded functionality in increasingly smaller devices. DOC’s miniaturized camera module solutions provide cost-effective, high-quality camera features, including MEMS based auto-focus, extended depth of field, zoom, image enhancement and optical image stabilization. These technologies can be applied to consumer electronic products. The segment also offers customized micro-optic lenses from diffractive and refractive optical elements to integrated micro-optical subassemblies and will be offering silent air cooling products.

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

The following table sets forth the Company’s segment revenues, operating expenses and operating income (loss) for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Intellectual Property Segment
Royalty and license fees	$39,028	$53,615
Product and service revenues	—	—

Total Intellectual Property revenues	39,028	53,615

DigitalOptics:
Royalty and license fees	4,236	8,643
Product and service revenues	3,409	5,515

Total DigitalOptics revenues	7,645	14,158

Total revenues	46,673	67,773

Operating expenses:
Intellectual Property Segment	20,091	17,028
DigitalOptics Segment	24,652	23,713
Corporate Overhead	12,565	10,903

Total operating expenses	57,308	51,644

Operating income (loss):
Intellectual Property Segment	18,937	36,587
DigitalOptics Segment	(17,007)	(9,555)
Corporate Overhead	(12,565)	(10,903)

Total operating income (loss)	$(10,635)	$16,129

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue information for the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2012		2011
U.S.	$17,981	38%	$19,549	29%
Asia Pacific	26,394	57%	43,352	64%
Europe and other	2,298	5%	4,872	7%

	$46,673	100%	$67,773	100%

For the three months ended March 31, 2012 and 2011, three and two customers, respectively, each accounted for 10% or more of total revenues.

As of March 31, 2012 and December 31, 2011, property and equipment, net, by geographical area are presented below (in thousands):

	March 31, 2012	December 31, 2011
U.S.	$34,085	$35,082
Romania	776	605
Other	683	632

Total	$35,544	$36,319

NOTE 14 – RELATED PARTY TRANSACTION

Since 2008, Tessera, Inc. has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. In 2011 and 2012, 3LP expanded its advisory services by providing strategic advice to Invensas Corporation and Tessera Intellectual Property Corp. as well. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of the Board and has a 33.3% ownership interest in 3LP. For the three months ended March 31, 2012 and 2011, the Company recognized operating expense of $0.8 million and $0.6 million, respectively, related to these engagements. At March 31, 2012 and December 31, 2011, the accounts payable balance due to 3LP was $0.3 million and $2.0 million, respectively.

In May 2011, Tessera, Inc. engaged IRT, Inc. (“IRT”) to provide outside administrative services for a stated hourly rate plus reimbursement for incurred expenses. IRT is solely owned by Robert A. Young, the Company’s President and Chief Executive Officer. For the three months ended March 31, 2012, operating expenses recognized related to these services were not significant. At March 31, 2012, the accounts payable balance due to IRT was not significant.

NOTE 15 – RESTRUCTURING AND OTHER CHARGES

In January 2011, the Company announced a reorganization of its DigitalOptics segment to focus on key growth opportunities including extended depth of field, zoom and MEMS-based auto-focus and a reduction of DigitalOptics employees by up to 15% of the Company’s worldwide employee base along with certain headquarters support functions. In August 2011, the Company announced a commitment to undertake a workforce reduction at its Yokohama, Japan development facility and to close that facility in order to optimize the Company’s operations. Expenses incurred as a result of these activities consisted of severance, costs related to the continuation of certain employee benefits and expenses related to the closure of the facility and termination of the operating lease, and are recorded in restructuring and other charges on the statement of operations. Total restructuring and other charges related to these activities was $5.2 million, all of which were expensed in the year ended December 31, 2011. These restructuring activities were substantially complete as of March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2011 found in our Annual Report on Form 10-K, filed on February 17, 2012.

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

In this Quarterly Report, the “Company,” “we,” “us” and “our” refer to Tessera Technologies, Inc. which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Quarterly Report are those of the Company and its subsidiaries on a consolidated basis.

Business Overview

Tessera Technologies, Inc. is a holding company with operating subsidiaries in two segments: Intellectual Property and DigitalOptics.

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

Our DigitalOptics segment is operated by DigitalOptics Corporation and its subsidiaries (“DOC”). DOC delivers innovation in imaging and optics with products and capabilities that enable expanded functionality in increasingly smaller devices. DOC’s miniaturized camera module solutions provide cost-effective, high-quality camera features, including Micro Electro Mechanical Systems (“MEMS”)-based auto-focus, extended depth of field (“EDoF”), zoom, image enhancement and optical image stabilization. These technologies can be applied to mobile phones and other consumer electronic products. DOC also offers customized micro-optic lenses from diffractive and refractive optical elements to integrated micro-optical subassemblies.

Our segments were determined based upon the manner in which our management viewed and evaluated our operations for the period reported. As our business grows and evolves, our management may change their views of our business operations. Segment information in Note 13 — “Segment and Geographic Information” in the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference and is presented per the authoritative guidance for segment reporting. At the end of 2011, we renamed our segments in and have reclassified our segment results to reflect the inclusion of our silent air cooling program in our DigitalOptics segment. Prior to that time, that program was included in our Intellectual Property segment.

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

Results of Operations

Acquisitions

We have grown our business partly through acquisitions. On March 1, 2012, we entered into a Stock and Asset Purchase Agreement, pursuant to which DOC will acquire from Flextronics International Ltd. (“Flextronics”) all the outstanding equity interests in Vista Point Electronic Technologies (Zhuhai) Co. Ltd., a company organized under the laws of the People’s Republic of China (the “Zhuhai Entity”), and acquire certain other assets from Flextronics related to its camera module business (collectively, the “Zhuhai Transaction”). The initial closing of the Zhuhai Transaction, including the acquisition of the Zhuhai Entity, is anticipated to occur by the third quarter of this fiscal year. The costs incurred related to the Zhuhai Transaction during the three months ended March 31, 2012 have been included in the following discussion. If the Zhuhai Transaction is completed, we anticipate that we will need to make substantial additional capital expenditures, employ additional working capital and undertake additional acquisitions in order to succeed in our business plans for the DigitalOptics segment. We also anticipate that we will incur greater operating expenses in future periods than in the past, due to the manufacturing operations and additional personnel being acquired with the Zhuhai Entity.

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

Some of our license agreements have fixed expiration dates. We need to renew or replace these agreements prior to their expiration in order to maintain our current revenue base. For example, our license agreement with Micron Technology, Inc. will expire in May 2012. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations.

In 2005, Tessera, Inc. provided two major DRAM manufacturers with volume based pricing adjustments. The effect of the volume pricing adjustments has caused our aggregate annual DRAM royalty revenues to grow less rapidly than annual growth in overall unit shipments in the DRAM segment. An additional effect has been quarter-to-quarter fluctuations in growth in our revenues from the DRAM segment, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers in a given calendar quarter and their royalty payments within a calendar year.

Tessera, Inc. is in litigation with PTI, one of two customers representing 10% or more of our revenue in 2011, as described in Part II, Item 1—Legal Proceedings. If PTI stops making payments, reduces payments, or if we receive an adverse determination in that case, it may have a substantial adverse impact on our royalty revenue in the short term.

In the past, we or our subsidiaries have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. We believe that similar future proceedings may result in fluctuations in our revenue and expenses.

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Royalty and license fees	93%	92%
Product and service revenues	7	8

Total revenues	100	100
Operating expenses:
Cost of revenues	12	8
Research, development and other related costs	50	27
Selling, general and administrative	53	29
Litigation expense	8	9
Restructuring charges	—	3

Total operating expenses	123	76
Operating income (loss)	(23)	24
Other income and expense, net	2	1

Income (loss) before taxes	(21)	25
Provision for (benefit from) income taxes	(4)	8

Net income (loss)	(17)%	17%

The following table sets forth our revenues by type (in thousands, except for percentages):

	Three Months Ended
	March 31, 2012		March 31, 2011		Increase (Decrease)	% Change
Royalty and license fees	$43,264	93%	$62,258	92%	$(18,994)	(31)%
Product and service revenues	3,409	7	5,515	8	(2,106)	(38)

Total revenues	$46,673	100%	$67,773	100%	$(21,100)	(31)%

For the three months ended March 31, 2012, revenues were $46.7 million as compared to $67.8 million for the three months ended March 31, 2011, a decrease of $21.1 million, or 31%. The overall decrease in revenues in the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to the impact of lower royalty-bearing units reported by our licensees, the timing of $2.8 million from multi-year license revenues for our DigitalOptics technologies entered into in the prior year, and a decrease of $1.8 million in lithography sales in our micro-optics products.

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

Cost of revenues for the three months ended March 31, 2012 was $5.8 million, as compared to $5.5 million for the three months ended March 31, 2011. Cost of revenues for the three months ended March 31, 2012 slightly increased as compared to the same periods in 2011 as increases in depreciation and amortization of acquired intangible assets were mostly offset by lower personnel related costs and material costs on lower product sales.

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

Research, development and other related costs for the three months ended March 31, 2012 were $23.4 million, as compared to $18.6 million for the three months ended March 31, 2011, an increase of $4.8 million, or 26%. The increase was primarily due to increases in material costs of $1.4 million, patent prosecution, application and examination expenses of $1.3 million, consulting fees of $0.9 million and amortization of intangible assets of $0.6 million, offset by lower stock-based compensation of expenses of $0.7 million.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2012 were $24.6 million, as compared to $19.5 million for the three months ended March 31, 2011, an increase of $5.1 million, or 26%. The increase was primarily attributable to increases in outside service and legal fees of $3.6 million which were related to the expense associated with our acquisition activities, amortization of intangible assets of $1.4 million, and personnel related expense of $1.6 million, offset by a decrease in stock-based compensation expenses of $1.3 million.

Litigation Expense

Litigation expense for the three months ended March 31, 2012 was $3.5 million, as compared to $6.0 million for the three months ended March 31, 2011, a decrease of $2.5 million, or 42%. The decrease was primarily attributable to the decrease in case activities in our legal proceedings related to our arbitration with Amkor.

We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described in Part II, Item 1 — Legal Proceedings, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of a campaign to secure payment of reasonable royalties for the use of our patented technology. Were we to initiate such litigation, our future litigation expenses would increase.

Restructuring and Other Charges

We did not incur any restructuring and other charges for the three months ended March 31, 2012, as compared to $2.1 million for the three months ended March 31, 2011. In January 2011, we announced a reorganization of our DigitalOptics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus and a reduction of DigitalOptics employees by up to 15% of our worldwide employee base along with certain headquarters support functions. Restructuring and other charges primarily consisted of severance, costs related to the continuation of certain employee benefits, and expenses related to the closure of facilities that are not expected to be recurring.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Cost of revenues	$150	$143
Research, development and other related costs	1,712	2,446
Selling, general and administrative	2,194	3,475

Total stock-based compensation expense	$4,056	$6,064

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2012 and 2011 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Employee stock options	$2,762	$3,347
Restricted stock awards and units	790	2,174
Employee stock purchase plan	504	543

Total stock-based compensation expense	$4,056	$6,064

Stock-based compensation awards included employee stock options, restricted stock awards and units and employee stock purchases. Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $4.1 million and $6.1 million, respectively. The overall decrease from the three months ended March 31, 2011 was primarily related to decreases resulting from fully amortized expense as shares become vested, cancellations of restricted stock awards and units, and lower expenses related to modification of stock awards. Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.

Other Income and Expense, Net

Other income and expense, net for the three months ended March 31, 2012 was $0.7 million as compared to $0.6 million for the three months ended March 31, 2011.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the three months ended March 31, 2012 was $1.9 million and was largely comprised of a tax benefit for domestic losses as offset by foreign withholding and income taxes. The provision for income taxes for the three months ended March 31, 2011 was $5.5 million and was comprised of domestic income tax and foreign income and withholding taxes. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected for the year is based on actual withholding tax for the quarter. The tax benefit for the three months ended March 31, 2012 as compared to the prior year period tax expense is largely attributable to the loss incurred in the three months ended March 31, 2012.

Segment Operating Results

We have two reportable segments: Intellectual Property and DigitalOptics. In addition to these reportable segments, the Corporate Overhead category includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

Our Intellectual Property segment is managed by Tessera Intellectual Property Corp., including managing the patent and license portfolios of our subsidiaries, Tessera, Inc. and Invensas. Our Intellectual Property business, comprised of engineering, licensing, account administration and litigation teams, generates revenue from patented innovations through license agreements with semiconductor companies and outsourced semiconductor assembly and test companies.

Our DigitalOptics segment is operated by DigitalOptics Corporation and its subsidiaries (“DOC”). DOC delivers innovation in imaging and optics with products and capabilities that enable expanded functionality in increasingly smaller devices. DOC’s miniaturized camera module solutions provide cost-effective, high-quality camera features, including MEMS-based auto-focus, extended depth of field, zoom, image enhancement and optical image stabilization. These technologies can be applied to mobile phones and other consumer electronic products. This segment also offers customized micro-optic lenses from diffractive and refractive optical elements to integrated micro-optical subassemblies and will be offering silent air cooling products. The costs incurred related to the Zhuhai Transaction during the three months ended March 31, 2012 have been included in the results for DigitalOptics segment, as the acquired business and assets will be included in that segment when the Zhuhai Transaction closes.

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 13 — ”Segment and Geographic Information” of the Notes to Condensed Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Intellectual Property Segment
Royalty and license fees	$39,028	$53,615
Product and service revenues	—	—

Total Intellectual Property revenues	39,028	53,615
DigitalOptics:
Royalty and license fees	4,236	8,643
Product and service revenues	3,409	5,515

Total DigitalOptics revenues	7,645	14,158

Total revenues	46,673	67,773

Operating expenses:
Intellectual Property Segment	20,091	17,028
DigitalOptics Segment	24,652	23,713
Corporate Overhead	12,565	10,903

Total operating expenses	57,308	51,644
Operating income (loss):
Intellectual Property Segment	18,937	36,587
DigitalOptics Segment	(17,007)	(9,555)
Corporate Overhead	(12,565)	(10,903)

Total operating income (loss)	$(10,635)	$16,129

Revenues and operating income amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended March 31, 2012, Corporate Overhead expenses were $12.6 million as compared to $10.9 million for the three months ended March 31, 2011, an increase of 1.7 million. The increase is primarily due to increases in legal and other outside services related to a pending acquisition.

Intellectual Property Segment

	Three Months Ended
	March 31, 2012	March 31, 2011	Increase (Decrease)	% Change
Revenues:
Intellectual Property:
Royalty and license fees	$39,028	$53,615	$(14,587)	(27)%
Product and service revenues		—	—	—

Total Intellectual Property revenues	39,028	53,615	(14,587)	(27)
Operating expenses:
Cost of revenues	196	207	(11)	100
Research, development and other related cost	9,163	6,835	2,328	34
Selling, general and administrative	6,994	3,883	3,111	80
Litigation expense	3,738	5,928	(2,190)	(37)
Restructuring charges	—	175	(175)	100

Total operating expenses	20,091	17,028	3,063	18

Total operating income	$18,937	$36,587	$(17,650)	(48)%

For the three months ended March 31, 2012, Intellectual Property revenues were $39.0 million as compared to $53.6 million for the three months ended March 31, 2011, a decrease of $14.6 million, or 27%. The overall decrease in revenues in the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to lower royalties reported by our licensees.

Intellectual Property revenues consist primarily of royalties received from our licensees.

Operating expenses for the three months ended March 31, 2012 were $20.1 million and consisted primarily of research, development and other related costs of $9.2 million, SG&A expenses of $7.0 million and litigation expense of $3.7 million. The increase of $3.1 million, or 18%, in total operating expense as compared to $17.0 million for the three months ended March 31, 2011, was primarily attributable to increases in amortization of intangible assets of $2.3 million, consulting fees of $1.8 million and patent prosecution, application and examination expenses of $1.5 million, offset by lower litigation expense of $2.2 million.

We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described in Part II, Item 1— Legal Proceedings, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Operating income for the three months ended March 31, 2012 and 2011 was $18.9 million and $36.6 million, respectively, which represented a decrease of $17.7 million, or 48%, for the reasons stated above.

DigitalOptics Segment

	Three Months Ended
	March 31, 2012	March 31, 2011	Increase (Decrease)	% Change
Revenues:
DigitalOptics:
Royalty and license fees	$4,236	$8,643	$(4,407)	(51)%
Product and service revenues	3,409	5,515	(2,106)	(38)

Total DigitalOptics revenues	7,645	14,158	(6,513)	(46)
Operating expenses:
Cost of revenues	5,564	5,305	259	5
Research, development and other related costs	14,282	11,778	2,504	21
Selling, general and administrative	4,806	4,746	60	1
Restructuring charges	—	1,884	(1,884)	100

Total operating expenses	24,652	23,713	939	4

Total operating loss	$(17,007)	$(9,555)	$(7,452)	78%

DigitalOptics revenues for the three months ended March 31, 2012 were $7.6 million as compared to $14.2 million for the three months ended March 31, 2011, a decrease of $6.6 million, or 46%. The decrease in DigitalOptics revenues in the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to the timing of $2.8 million from multi-year license agreements entered into in the prior year, $1.8 million in lower lithography sales in our micro-optics products and $0.6 million in one-time royalty payments in the prior year.

In January 2011, we announced a reorganization of our DigitalOptics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based auto-focus. We also announced a reduction of DigitalOptics employees by up to 15% of our worldwide employee base along with certain headquarters support functions. Restructuring and other charges primarily consisted of severance and costs related to the continuation of certain employee benefits that are not expected to be recurring.

Operating expenses for the three months ended March 31, 2012 were $24.7 million and consisted of cost of revenues of $5.6 million, research, development and other related costs of $14.3 million and SG&A expenses of $4.8 million, an increase of $1.0 million, or 4%, in total operating expenses as compared to $23.7 million for the three months ended March 31, 2011. The increase was primarily due to increases in personnel related expenses of $1.4 million, material costs of $1.2 million, patent prosecution, application and examination expenses of $0.4 million, and depreciation expense of $0.3 million, offset by non-recurring restructuring and other related expenses of $1.9 million.

Operating loss for the three months ended March 31, 2012 was $17.0 million. Operating loss for the three months ended March 31, 2011 was $9.6 million which represented an increased loss of $7.4 million, or 77%, for the reasons stated above.

We have incurred significant operating losses from the DigitalOptics segment. If the anticipated future results of the DigitalOptics segment do not materialize as expected, then the related intangible assets could be subject to an impairment charge in the future.

Liquidity and Capital Resources

(in thousands, except for percentages)	As of March 31, 2012	As of December 31, 2011
Cash and cash equivalents	$78,913	$55,758
Short-term investments	411,519	436,687

Total cash, cash equivalents, short-term and long-term investments	$490,432	$492,445

Percentage of total assets	69%	69%

	Three Months Ended
	March 31, 2012	March 31, 2011
Net cash provided by (used in) operating activities	$(1,152)	$22,019
Net cash provided by investing activities	$20,729	$13,331
Net cash provided by financing activities	$3,578	$3,974

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $490.4 million at March 31, 2012, a decrease of $2.0 million from $492.4 million at December 31, 2011. Cash and cash equivalents were $78.9 million at March 31, 2012, an increase of $23.2 million from $55.8 million at December 31, 2011. The increase in cash and cash equivalents was primarily the result of $20.7 million in cash provided by investing activities and $3.6 million in cash provided by financing activities, offset by $1.2 million net cash used in operating activities.

Cash flows used in operating activities were $1.2 million for the three months ended March 31, 2012, primarily due to net loss of $8.1 million, adjusted for non-cash items of depreciation and amortization of $9.1 million and stock-based compensation expense of $4.1 million, offset by a net decrease in the changes in operating assets and liabilities of $6.8 million.

Cash flows provided by operations were $22.0 million for the three months ended March 31, 2011, primarily due to net income of $11.2 million, adjusted for non-cash items of depreciation and amortization of $6.6 million, stock-based compensation expense of $6.1 million, offset by a net decrease in the changes in operating assets and liabilities of $1.8 million.

Net cash provided by investing activities was $20.7 million for the three months ended March 31, 2012, primarily related to proceeds from maturities and sales of investments of $80.4 million, offset by purchases of short-term investments of $55.6 million, purchases of property and equipment of $1.9 million and purchases of intangible assets of $2.2 million.

Net cash provided by investing activities was $13.3 million for the three months ended March 31, 2011, primarily related to proceeds from maturities and sales of investments of $90.0 million, offset by purchases of short-term investments of $75.0 million, purchases of property and equipment of $1.5 million and purchases of intangible assets of $1.0 million.

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

We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three months ended March 31, 2012 and 2011, no impairment charges were recorded.

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of March 31, 2012, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of March 31, 2012, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash from financing activities was $3.6 million for the three months ended March 31, 2012 which represents proceeds from the issuance of common stock under our employee stock option programs and employee stock purchase plans.

Net cash from financing activities was $4.0 million for the three months ended March 31, 2011 which represents proceeds from the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$8,501	$2,192	$5,224	$1,085	$—
Purchase obligations	1,690	1,530	160	—	—

Total	$10,191	$3,722	$5,384	$1,085	$—

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

We have recognized approximately $4.1 million in the liability for unrecognized tax benefits, including accrued interest and penalties. It is reasonably possible that unrecognized tax benefits will decrease by a range of $0.1 million to $0.2 million during 2012 due to a lapse in a foreign statute of limitations relating to various tax incentives. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

Refer to Note 12— Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

Since 2008, Tessera, Inc. has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. In 2011 and 2012, 3LP expanded its advisory services by providing strategic advice to Invensas Corporation and Tessera Intellectual Property Corp. as well. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of the Company’s Board of Directors and has a 33.3% ownership interest in 3LP. For the three months ended March 31, 2012 and 2011, the Company recognized operating expense of $0.8 million and $0.6 million, respectively, related to these engagements. At March 31, 2012 and December 31, 2011, the accounts payable balance due to 3LP was $0.3 million and $2.0 million, respectively.

In May 2011, Tessera, Inc. engaged IRT, Inc. (“IRT”) to provide outside administrative services for a stated hourly rate plus reimbursement for incurred expenses. IRT is solely owned by Robert A. Young, the Company’s President and Chief Executive Officer. For the three months ended March 31, 2012, operating expenses recognized related to these services were not significant. At March 31, 2012, the accounts payable balance due to IRT was not significant.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2012 there were no significant changes in our critical accounting policies. See Note 2— “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K, filed on February 17, 2012.

Recent Accounting Pronouncements

See Note 3 — “Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see Item 7A— Quantitative and Qualitative Disclosures About Market Risk in our 2011 Annual Report on Form 10-K, filed on February 17, 2012.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.)

On October 7, 2005, Tessera, Inc. filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion LLC’s respective manufacture, use, sale, offer to sell and/or importation of packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. Tessera, Inc. also seeks other relief, including enjoining AMD and Spansion LLC from continuing to infringe these patents.

On December 16, 2005, Tessera, Inc. added Spansion Inc. and Spansion Technology, Inc. to the lawsuit.

On January 31, 2006, Tessera, Inc. added claims for breach of contract and/or patent infringement against new defendants, including Advanced Semiconductor Engineering, Inc., ASE (U.S.) Inc., ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd and Siliconware USA Inc. (collectively “SPIL”), STMicroelectronics N.V., STMicroelectronics, Inc., STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to Tessera, Inc.’s claims, and some of them have brought related counterclaims alleging that the Tessera, Inc. patents at issue are invalid, unenforceable and not infringed, and/or that Tessera, Inc. is not the owner of the patents.

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

Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688 (Cal. Super. Ct.)

On December 18, 2006, Tessera Technologies, Inc. filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc. (collectively, “Hynix”) in the Superior Court of the State of California, for the County of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix’s alleged anticompetitive actions in markets related to synchronous DRAM. Tessera Technologies, Inc. also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled Hynix’s demurrer to Tessera Technologies, Inc.’s Cartwright Act claims against Hynix, thus allowing the claims to proceed. On September 14, 2007, the court overruled another Hynix demurrer to Tessera Technologies, Inc.’s claim for interference with contract and business relations, allowing those claims to proceed as well.

In December 2009, the case was formally coordinated with the Rambus v. Micron lawsuit pending in the San Francisco County Superior Court (Case No. 04-0431105).

On August 17, 2010,the court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding Tessera Technologies, Inc.’s claims for damages. The court granted Hynix’s motion to dismiss Tessera Technologies, Inc.’s intentional interference claim. At present, no trial date has been set.

Tessera, Inc. v. Motorola, Inc., et. al, Civil Action No. 2-07-CV-143 (E.D. Tex.)

On April 17, 2007, Tessera, Inc. filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies ULC in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera, Inc.’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. Tessera, Inc. filed an amended complaint on May 22, 2007. The parties agreed that the case would be temporarily stayed pending completion, including appeals, of ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. On or about June 2, 2009, Motorola, Inc. and Tessera, Inc. entered into a settlement and license agreement regarding certain Tessera, Inc. technology, including the patents at issue in this action. Tessera, Inc.’s request to dismiss Motorola, Inc. from the action was granted by the Court on June 8, 2009.

On January 18, 2012, the stay was lifted and the case transferred to the United States District Court for the Northern District of California. On March 1, 2012, the Court ordered the parties to comply with the scheduling order in Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal).

The defendants answered the amended complaint on March 12, 2012. ATI Technologies ULC and Qualcomm, Inc. also asserted counterclaims alleging that the Tessera, Inc. patents at issue are invalid and not infringed.

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”)

On January 3, 2008, following a complaint by Tessera, the ITC commenced an investigation under Section 337 of the Tariff Act of 1930, as amended. The respondents named in the complaint were A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc. (“IPSG”), Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Products Systems, Inc. d/b/a Patriot Memory (“PDP”), Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. In the Notice of Institution, the ITC stated that it would, among other things, investigate infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106, and 6,458,681, and consider Tessera, Inc.’s request for issuance of an order excluding from entry into the United States infringing packaged semiconductor components, assemblies thereof, and products containing the same, as well as cease and desist orders directing parties with domestic inventories to desist from activities with respect to infringing products.

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

On May 21, 2008, Tessera, Inc. settled its dispute with one of the respondents, IPSG, and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. As part of the settlement, IPSG and Micro Electronics acknowledged the validity and enforceability of the asserted patents, and further acknowledged that their accused products infringe those patents. IPSG has been dismissed from the ITC action. On August 14, 2008, Tessera, Inc. settled its dispute with another respondent, PDP, and entered into a settlement and license agreement with PDP. As part of the settlement, PDP, on behalf of itself and its parents, affiliates and subsidiaries, acknowledged the validity and enforceability of the asserted patents, and further acknowledged that its accused products infringe those patents. On September 22, 2008, the Administrative Law Judge (“ALJ”) granted the motion of A-DATA Technology Co., Ltd. and A-DATA Technology (USA) Co., Ltd. to dismiss those respondents from the ITC action based on their stipulation to a consent order pursuant to which they agreed not to import or sell for importation into the United States any products infringing Tessera, Inc.’s asserted patents.

On August 28, 2009, the ALJ issued an Initial Determination on Violation of Section 337 and Recommended Determination on Remedy and Bond, in which he found that no violation of Section 337 of the Tariff Act of 1930 had occurred. The ALJ held, among other things, that the ITC had subject matter jurisdiction over the parties and products, that the importation or sale requirement of Section 337 was satisfied, that the accused products do not infringe the asserted claims, that the asserted claims are not invalid for anticipation, obviousness or indefiniteness, that a domestic industry exists, that the respondents failed to prove the affirmative defense of licensing, that respondents except for Elpida Memory, Inc. and Elpida Memory (USA) Inc. (collectively, “Elpida”) failed to prove the affirmative defense of patent exhaustion for certain accused products but had established it for others, and that Elpida proved that all of its accused products are subject to patent exhaustion. The section addressing the recommended remedy and bond provisionally recommended among other things that, if a violation of Section 337 had been found, Tessera, Inc. had not demonstrated entitlement to a general exclusion order or an order extending to downstream products, and that a bond could have been set at a reasonable royalty rate as determined by Tessera, Inc.’s license agreements.

On October 30, 2009, the ITC announced that it would review portions of the Initial Determination. The ITC stated that it would review, among other things, whether the respondents infringed the Tessera, Inc. patents asserted in the action.

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

On December 28, 2011, Tessera, Inc. filed a petition for certiorari in the U.S. Supreme Court.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2-07-CV-534 (E.D. Tex.)

On December 7, 2007, Tessera, Inc. filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., IPSG, Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., PDP, Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs.

The defendants have not yet answered Tessera, Inc.’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution of the ‘630 ITC Action. Tessera, Inc. filed a motion seeking to find TwinMOS Technologies U.S.A. Inc. in default, and the clerk entered the default judgment. On February 25, 2008, the district court granted the defendants’ motion to stay the action.

As noted above, on May 21, 2008, Tessera, Inc. settled its dispute with IPSG, and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. IPSG was dismissed from the Texas district court action on June 30, 2008. On August 14, 2008, Tessera, Inc. settled its dispute with PDP, and entered into a settlement and license agreement with PDP. On September 9, 2008, PDP was dismissed from the Texas district court action.

Siliconware Precision Industries Co., and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.)

On July 31, 2008, SPIL filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement, invalidity, and unenforceability of Tessera, Inc.’s U.S. Patent No. 5,663,106. Tessera, Inc. filed its Answer and Counterclaims on September 5, 2008, asserting infringement of the patent at issue by SPIL. On September 11, 2008, the case was related to Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal) and assigned to the same judge. On December 19, 2008, the court ordered this action be stayed pending completion of Investigation No. 337-TA-649 before the ITC, which investigation was terminated in July 2009.

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

On April 2, 2012, Tessera, Inc. dismissed its counterclaim without prejudice.

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

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 10-00945 (N.D. Cal.) and U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489

On March 5, 2010, Powertech Technology Inc. (“PTI”) filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera, Inc.’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries, Co., Ltd v. Tessera, Inc., Civil Action No. 08-03667 (N.D. Cal.), and assigned to the judge presiding over that action.

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

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 11-06121 (N.D. Cal.)

On December 6, 2011, PTI filed a complaint against Tessera, Inc. in the U.S. District Court for the Northern District of California. PTI’s complaint seeks a declaratory judgment that PTI has the right to terminate its license with Tessera, Inc. as of December 6, 2011. The complaint also seeks damages for breach of contract in the amount of all royalties paid to Tessera, Inc. since December 7, 2007, purportedly totaling at least $200 million, in addition to an accounting of PTI’s damages, an accounting of Tessera, Inc.’s revenue from PTI, prejudgment interest, costs and fees, and other relief deemed proper. Tessera, Inc. disagrees with the assertions made by PTI in the complaint regarding breach of contract, and believes the likelihood that Tessera, Inc. will be required to return already-paid royalties is remote.

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

On March 16, 2011, UTAC Taiwan filed a motion to dismiss the complaint. On March 28, 2012, the Court granted UTAC Taiwan’s motion with leave to amend. On April 19, 2012, Tessera, Inc. filed an amended complaint against UTAC Taiwan alleging in further detail causes of action for breach of contract, declaratory relief and breach of the implied covenant of good faith and fair dealing. The amended complaint seeks the same relief as the original complaint.

Tessera, Inc. v. Sony Electronics, Inc. et al., Civil Action No. 10-CV-838(D. Del.)

On October 1, 2010, Tessera, Inc. filed a complaint against Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation (“Renesas”) in the United States District Court for the District of Delaware. On May 23, 2011, Tessera, Inc. filed an Amended Complaint. On October 28, 2011, Tessera, Inc. filed a Second Amended Complaint. On March 6, 2012, Tessera, Inc. filed a Third Amended Complaint, adding allegations against Sony Ericsson Mobile Communications AB and Sony Ericcson Mobile Communications (USA) Inc.

Tessera, Inc’s Third Amended Complaint alleges that Sony Electronics, Inc., Sony Corporation, Sony Ericsson Mobile Communications AB and Sony Ericcson Mobile Communications (USA) Inc. (collectively, “Sony”) and Renesas infringed and are currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent Nos. 6,885,106 and 6,054,337. The complaint requests of the Court, among other things, a judgment that the defendants willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent Nos. 6,885,106 and 6,054,337; an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent Nos. 6,885,106 and 6,054,337; an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper.

On June 17, 2011, Renesas filed an Answer and Counterclaims to Tessera, Inc.’s Amended Complaint; in its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337, alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337 and unenforceability of U.S. Patent No. 6,885,106, and alleges that Tessera, Inc. is not entitled to any injunctive relief.

On July 11, 2011, Tessera, Inc. filed a motion to dismiss Renesas’s counterclaim of inequitable conduct and to strike Renesas’s affirmative defense of inequitable conduct. On March 30, 2012 the Court denied the motion because it was based on an answer to a now-moot prior complaint. On July 12, 2011, Renesas filed a motion to transfer the case to the Northern District of California. On March 30, 2012 the Court denied the motion.

On March 19, 2012, Sony filed an Answer and Counterclaims to Tessera, Inc.’s Third Amended Complaint; in its filing, Sony, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337 and alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337. Sony also alleges that Tessera, Inc.’s claims are precluded to the extent any allegedly infringing products are supplied directly or indirectly to Sony by an entity or entities having an express or implied license to the patents-in-suit, to the extent any allegedly infringing products are supplied, directly or indirectly, by Sony to an entity or entities having an express or implied license to the patents-in-suit, and/or to the extent Tessera, Inc.’s claims are otherwise precluded by the doctrine of patent exhaustion.

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

Invensas Corporation v. Renesas Electronics Corporation, Civil Action No. 11-CV-448 (D. Del.)

On May 23, 2011, Invensas filed a complaint against Renesas in the United States District Court for the District of Delaware. Invensas’s complaint alleges that Renesas has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140. The complaint requests of the Court, among other things, a judgment that Renesas has willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140; an order that Renesas, its affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, or contributory infringement of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140; an order for an accounting; and an award of damages that result from Renesas’s infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper.

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

Reexamination Proceedings

On February 9, 2007 and February 15, 2007, SPIL filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination.

The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007. The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed by Tessera, Inc. on August 6, 2007. On March 14, 2007, SPIL filed a second request for ex parte reexamination of U.S. Patent No. 5,679,977. The PTO granted this request on June 12, 2007.

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

A first official action was mailed February 22, 2008 in the reexamination of U.S. Patent No. 5,861,666 rejecting those claims which were subject to reexamination. Such official action was superseded by a substantively identical action mailed March 11, 2008 restarting the period for response. A second official action was mailed on September 30, 2008. On March 13, 2009, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, after which a Supplemental Notice of Intent to Issue Ex Parte Reexamination Certificate (Corrected Status) was issued on April 2, 2009, finding certain amended and newly presented claims to be patentable. The Reexamination Certificate issued on June 30, 2009.

On February 12, 2008, the PTO issued decisions merging the three reexaminations of U.S. Patent No. 5,679,977 with one another and also merging the two reexaminations of U.S. Patent No. 6,133,627 with one another.

A first official action was issued on February 29, 2008 in the merged reexaminations of U.S. Patent No. 6,133,627, rejecting those claims subject to reexamination. On August 10, 2008, the PTO issued a second official action, to which Tessera, Inc. filed a Request to Vacate the Second Official Action on August 26, 2008 on procedural grounds. As a result, on September 11, 2008, the PTO issued a third non-final official action. A first official action was issued on March 28, 2008 in the merged reexaminations of U.S. Patent No. 5,679,977, rejecting those claims subject to reexamination. On October 10, 2008, the PTO issued a second non-final official action. On October 1, 2009, the PTO issued a final official action. On January 14, 2010, the PTO issued an Advisory Action indicating that Tessera, Inc.’s response of December 1, 2009 failed to overcome all of the rejections set forth in the final official action mailed October 1, 2009. Tessera, Inc. filed a Notice of Appeal on February 1, 2010, and timely filed an appeal brief on April 5, 2010. The PTO’s Answer to Tessera, Inc.’s appeal brief withdrew certain rejections previously applied to the claims, but continued to apply other rejections as to all claims under reexamination. On December 14, 2010, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, finding the original claims subject to reexamination to be patentable and canceling the newly presented claims. The Reexamination Certificate issued on March 15, 2011, confirming that all of the original claims subject to reexamination are patentable and terminating the reexamination proceeding.

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.’s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on July 13, 2010. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.’s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and SPIL filed a Notice of Appeal on June 2, 2011. On November 15, 2011, the Examiner mailed an Examiner’s Answer maintaining all positions set forth in the Right of Appeal Notice issued on May 3, 2011. On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On June 9, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. A Right of Appeal Notice was issued on June 22, 2009. Tessera, Inc. filed a Notice of Appeal on July 22, 2009. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera, Inc. filed a Notice of Appeal on March 3, 2011, and SPIL filed a Notice of Cross Appeal on March 7, 2011. On August 22, 2011, the examiner mailed an examiner’s answer maintaining all positions set forth in the Right of Appeal Notice issued on February 18, 2011. On March 26, 2008, a request for a third ex parte reexamination of U.S. Patent No. 6,133,627 patent was filed, ostensibly by PowerChip Semiconductor Corporation (“Powerchip”). On May 2, 2008, the PTO granted this request. On November 18, 2008, the PTO issued a first non-final official action. On February 13, 2009, the PTO issued an order merging all of the reexaminations of U.S. Patent No. 6,133,627. On March 17, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. On July 14, 2009, the PTO issued a final official action which held certain claims patentable but rejected other claims. On December 1, 2009, the PTO issued an Advisory Action indicating that Tessera, Inc.’s response of August 14, 2009 failed to overcome all of the rejections set forth in the final official action mailed July 14, 2009. Tessera, Inc. filed a Notice of Appeal on December 14, 2009. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on May 28, 2010. On November 16, 2010, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, finding the original claims subject to reexamination to be patentable and canceling the newly presented claims. The Reexamination Certificate issued on March 1, 2011, confirming that all of the original claims subject to reexamination are patentable and terminating the reexamination proceeding.

On April 2, 2008, a request for inter partes reexamination of Tessera, Inc.’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable. A Right of Appeal Notice was issued on February 22, 2010. On July 20, 2010, the PTO issued a Notice of Intent to Issue Inter Partes Reexamination Certificate, canceling the claims subject to reexamination. The reexamination certificate issued on October 26, 2010. On March 22, 2010, Tessera, Inc. filed an application for reissue of the ‘681 patent to further address the matters raised during the reexamination proceedings and to pursue additional claims.

On July 18, 2008, a request for ex parte reexamination of Tessera, Inc.’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. On October 18, 2010, the PTO issued a new final official action. An advisory action was mailed by the PTO on March 17, 2011, finding certain claims patentable and maintaining the remainder of the rejections presented in the October 18, 2010 action. Tessera, Inc. filed a Notice of Appeal on April 18, 2011. On July 6, 2011, Tessera, Inc. filed a petition with the PTO to allow a first reissue application filed with the claims held to be patentable in the present reexamination proceeding, and to merge a second reissue application filed with the claims involved the present reexamination proceeding with the present proceeding. On January 18, 2012, the PTO issued a decision dismissing Tessera, Inc.’s July 6, 2011 petition and suspending the first and second reissue applications pending conclusion of the ex parte reexamination proceeding of U.S. Patent No. 5,663,106. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on February 17, 2012.

On June 17, 2011, a request for inter partes reexamination of U.S. Patent No. 6,885,106 was filed by Sony Corporation and Sony Electronics, Inc. On September 8, 2011, the PTO granted the request for reexamination. On September 20, 2011, the PTO issued a non-final official action rejecting certain claims and confirming certain claims. Tessera, Inc. filed a Petition under 37 C.F.R. § 1.181 to Withdraw the Pending Office Action and Ultra Vires Requirement for Information (Rule 105 Requirement) on November 11, 2011. Tessera, Inc. then filed a response to the September 20, 2011, non-final official action on December 20, 2011. Sony filed responsive comments on January 19, 2012 with a Petition to waive page limits. The PTO dismissed Tessera, Inc.’s Rule 181 Petition as moot because the PTO accepted Tessera, Inc.’s arguments in the Response regarding the Rule 105 requirement. The PTO found Tessera, Inc.’s response non-compliant for exceeding the page limits in a Notice mailed February 22, 2012. Tessera Inc. filed a Response to the Notice and a Petition to waive page limits March 7, 2012. The PTO granted Tessera Inc.’s and Sony’s separate petitions to waive page limits on April 10, 2012. The PTO issued an Action Closing Prosecution (non-final) on April 17, 2012, which rejected certain claims and confirmed certain claims.

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

The following Tessera, Inc. patents expired on September 24, 2010: U.S. Patent Nos. 6,433,419, 6,465,893, 5,679,977, 6,133,627 and 5,852,326. In addition, on September 24, 2011, the EP672 Patent expired. The reexamination proceedings concerning U.S. Patents 6,433,419 and 6,465,893 will continue after expiration. As set forth above, the reexamination proceedings concerning U.S. Patents 5,679,977, 6,133,627 and 5,852,326 have terminated with issuance of reexamination certificates confirming patentability of the original claims subject to reexamination.

The patents that are subject to the above-described reexamination proceedings include some of the key patents in Tessera, Inc.’s portfolio, and claims that are treated in the current official actions are being asserted in certain of Tessera, Inc.’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision could also significantly affect Tessera, Inc.’s ongoing litigations, as described herein, in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

On January 12, 2010, Spansion filed a motion to determine and estimate the amount of Tessera, Inc.’s administrative expense claim, for the purpose of demonstrating the feasibility of Spansion’s Second Amended Joint Plan of Reorganization. Tessera, Inc.’s administrative expense claim relates to the damages that Spansion would owe for the post-petition (post-March 1, 2009) infringement of certain Tessera, Inc. patents. On January 26, 2010, Tessera, Inc. filed its objection to Spansion’s Second Amended Joint Plan of Reorganization, asserting that the plan was not feasible and that it failed to provide for the payout of administrative expense claims on the plan effective date.

On January 29, 2010, the court held a hearing on Spansion’s motion. On February 9, 2010, the Court announced its ruling that a reasonable royalty rate for Spansion products sold in the United States during the administrative period was 56.7 cents per unit. As later memorialized in its April 6, 2010 Order, the Court also estimated, for purposes of plan confirmation, Tessera, Inc.’s administrative expense claim at $4,232,986.13 for the period from March 1, 2009 to July 20, 2009.

On February 5, 2010, Spansion filed a motion for an order estimating the amount of “certain contingent, unliquidated, duplicative and/or overstated claims,” including Tessera, Inc.’s pre-petition claims, for purposes of establishing class 5 plan distribution reserves. Tessera, Inc. filed its objection to the estimation motion on February 17, 2010 and on that same date submitted three Amended Proofs of Claim, each for not less than $219 million, based in part on the Court’s 56.7 cents per unit royalty rate.

On February 23, 2010, Tessera, Inc. filed a motion for allowance and payment of its administrative expense claim. The motion requested that the claim be allowed at $96,765,070, for the period from March 1, 2009 to January 29, 2010, plus all after-arising damages, with interest. Spansion and the Official Committee of Unsecured Creditors filed an objection to this motion on March 16, 2010.

On March 23, 2010, the Court entered an order allowing Tessera, Inc. to file its three Amended Proofs of Claim. On March 25, 2010, the parties reached a stipulation that the Court would estimate Tessera, Inc.’s pre-petition claim in the amount of $130 million for purposes of establishing class 5 plan distribution reserves.

On April 1, 2010, the Court issued an Order and Opinion on Confirmation. The Order denied Spansion’s request for plan confirmation due in part to Spansion’s failure to set aside a reserve for Tessera, Inc.’s administrative expense claim. On April 7, 2010, Spansion filed an amended plan that included a reserve for Tessera, Inc.’s administrative expense claim in the amount of $4,232,986.13. On April 16, 2010, the Court issued its finding of facts, conclusions of law, and Order confirming the plan as amended. Spansion’s bankruptcy plan became effective on May 10, 2010.

In accordance with the parties’ prior stipulation, on May 26, 2010, the Court issued an Order estimating Tessera, Inc.’s pre-petition claims in the amount of $130 million. In a June 15, 2010 Order, the Court disallowed two of Tessera, Inc.’s Amended Proofs of Claim, leaving one proof of claim of not less than $219 million. On July 6, 2010, Spansion filed an objection to the remaining proof of claim.

On November 2, 2010, the remaining issues regarding Tessera, Inc.’s claims were transferred to the Northern District of California as Case No. 4:10-cv-04954-CW, which was then related to the previously pending case, Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Case No. 4:05-cv-04063-CW. Thus, the proceedings in the Northern District of California will address the objections to Tessera, Inc.’s pre-petition claim, which had been estimated for purposes of class 5 plan distribution reserves at $130 million. These proceedings will also address Tessera, Inc.’s administrative expense claim, which had been estimated for purposes of claim confirmation at $4,232,986.13 for the period from March 1, 2009 to July 20, 2009.

The Court in the Northern District of California held a case management conference on January 4, 2012 and lifted its stay on that date. The Court’s January 4, 2012 Minute Order and Case Management Order, described above in connection with Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.), applies to this lawsuit as well.

Amkor Technology, Inc. v. Tessera, Inc. (ICC Case No. 16531/VRO)

On or about August 7, 2009, Amkor filed a request for arbitration against Tessera, Inc. before the International Chamber of Commerce (“ICC”). The request, among other things, accused Tessera, Inc. of interference with Amkor’s existing and prospective business relationships, of improperly claiming that Amkor had breached the parties’ license agreement, and of improperly threatening to terminate that agreement. Amkor seeks relief including judgment that it is in compliance with the license agreement and is a licensee in good standing under the license agreement;

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

On January 15, 2010, Amkor filed its response to Tessera, Inc.’s counterclaims, along with new counterclaims by Amkor and a motion for priority consideration of certain issues. In its responsive pleading, Amkor denied Tessera, Inc.’s counterclaims, arguing in part that Tessera, Inc.’s counterclaims for royalties are barred by the doctrines of collateral estoppel and res judicata, and sought a declaratory judgment that it has not infringed and that its packages are not made under any of the patents asserted in Tessera, Inc.’s answer and that the patents are invalid and unenforceable. Amkor also claimed a credit for royalties it alleges it overpaid Tessera, Inc.

On May 14, 2010, Amkor filed a motion to bar Tessera, Inc.’s counterclaims for royalties before December 1, 2008, as res judicata. The Tribunal ruled on Amkor’s motion on November 15, 2010, granting Amkor’s motion as to Tessera, Inc.’s counterclaims for royalties on some products and timeframes at issue, and denying the motion as to other products and timeframes.

On October 20, 2010, Amkor paid Tessera, Inc. approximately $2.3 million to address a portion of the past royalties claimed by Tessera, Inc.

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

On July 11, 2011, the Tribunal issued a Partial Award on certain issues tried to the Tribunal on December 9-10, 2010. The Tribunal (1) granted Tessera, Inc.’s request for additional royalties due for the patents addressed in the previous arbitration, in an amount to be determined later, but denied Tessera, Inc.’s claim for additional royalties owing from certain packages assembled for customers including Qualcomm, Inc., (2) found that Amkor was in breach of the License Agreement as to its royalty obligations and the audit provision of the license agreement, and (3) deferred a final decision on certain grounds for termination of the license agreement until the second phase of this arbitration has concluded.

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

Some of our license agreements have fixed expiration dates. We need to renew or replace these agreements prior to their expiration in order to maintain our current revenue base. For example, our license agreement with Micron Technology, Inc. will expire in May 2012. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations. We have expanded our licensable technology portfolio through internal development and patents purchased from third parties, but there is no guarantee that these measures will lead to continued royalties. If we fail to continue to do business with our current licensees, our business would be materially adversely affected.

We are currently involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of the scope of our key patents could significantly harm our business.

As more fully described in Part II, Item 1 — Legal Proceedings, we are currently involved in litigation involving some of our patents. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of our patents. In addition, reexamination requests have been filed in the U.S. Patent and Trademark Office (“PTO”) with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. The PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. We are currently asserting these patents and patent claims in litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

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

In the past, we have litigated to enforce our patents and other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1 – Legal Proceedings, are examples of disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.

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

From time to time we identify products that we believe to infringe our patents. We seek to license the manufacturer of those products but often the manufacturer is unwilling to enter into a license agreement and then we may elect to enforce our patent rights against those products. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits.

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

In 2005, Tessera, Inc. provided two major dynamic random access memory (“DRAM”) manufacturers with pricing advantages with respect to royalties due to Tessera, Inc. under their respective licenses based on several factors, including volumes. The effect of the volume pricing adjustments may cause Tessera, Inc.’s aggregate annual DRAM royalty revenues to grow less rapidly than annual growth in overall unit shipments in the DRAM end market. An additional effect may include some quarter-to-quarter fluctuations in growth in Tessera, Inc.’s revenues from the DRAM end market, depending on the relative DRAM market share enjoyed by these two DRAM manufacturers as well as the timing of when they reach the volume pricing incentive in a given calendar quarter and their royalty payments within a calendar year.

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

We earn a significant amount of our revenues from a limited number of customers. For the three months ended March 31, 2012, there were three customers that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues may decrease substantially. PTI, one of our customers that accounted for 10% or more of revenue for the year ended December 31, 2011, has initiated litigation to terminate its license with Tessera, Inc. See Part II, Item 1 — Legal Proceedings for additional detail. If PTI stops making payments, reduces payments, or if we receive an adverse determination in that case, it may have a substantial adverse impact on our royalty revenue in the near term. In addition, our license agreement with Micron Technology, Inc., our other customer that accounted for 10% or more of revenue for the year ended December 31, 2011, will expire in May 2012.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Consolidation in the semiconductor industry may increase this concentration. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers’ sales and business results. This is also true for the camera module market which is the target market for our DigitalOptics business. In this market, a small number of original equipment manufacturers (“OEMs”) account for a substantial portion of purchases of camera-enabled cell phones and other mobile devices. We have been promoting the adoption of our technologies in this market through the supply chain infrastructure by signing licenses with the sensor, lens and camera manufacturers and assemblers. Consolidation of the OEMs may affect our licensees’ ability to maintain or establish relationships with these OEMs through which they sell products incorporating our DigitalOptics technologies. As a result, our financial results could be materially adversely affected.

The current DRAM market conditions are challenging, and if such conditions do not improve, it may have a material adverse effect on our business.

Current conditions in the DRAM market are challenging. Prices for many DRAM chips are less than our licensees’ or potential licensees’ variable costs of making that chip. The DRAM market has gone through many cycles of unprofitability, resulting in the bankruptcy, consolidation or discontinuation of DRAM production by many semiconductor companies. For example, Elpida Memory Inc. filed for bankruptcy protection in 2012. We are unable to predict the effect of the current market conditions on our licensees or potential licensees. The poor profitability, bankruptcy, consolidation or discontinuation of DRAM production by any of these companies could have a material adverse effect on our business.

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

For our DigitalOptics technologies, our OptiML Focus technology enables camera modules to automatically focus without any moving parts by employing extended depth of field technology. Our MEMS-based auto-focus technology enables high-precision control of a moving lens for auto-focus functionality with a small form factor. These technologies compete with auto-focus technologies including traditional lens-motion-type auto-focus, emerging lens-modification-type auto-focus, solutions using voice coil motor technology, and also other computational-type auto-focus solutions and other solutions and technologies provided by companies such as DxO Labs. Our Micro-optics products such as the diffractive optical elements used in off-axis illumination for lithography, face competition from products offered by other Micro-optics manufacturers such as JenOptik A.G. as well as emerging technologies such as ASML’s FlexRay technology. Our wafer-level camera solution competes with both the traditional lens vendors who enjoy an established supply chain, as well as other wafer-level optics technologies offered by companies such as Heptagon Oy and Anteryon B.V. For the embedded image enhancement technologies such as Face Detection and our other Face Tools products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. We also expect to see other competing technologies emerge.

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

As part of our DigitalOptics business, we currently derive revenues from licenses to and royalties from our DigitalOptics technologies in consumer electronics, such as mobile phones, digital still cameras, wireless devices, personal computers and other consumer electronics. Our future success depends upon transitioning our image enhancement solutions into the mobile imaging market through delivering revolutionary MEMS actuators and becoming a vertically integrated camera module supplier. Any of the following factors could limit the growth of our DigitalOptics technology:

•	our ability to innovate and provide solutions at lower costs, with improved performance, or with more enhanced features than our competitors;

•	the relevant markets’ rate of adoption of our DigitalOptics technologies;

•	our ability to build a robust supply chain to support product ramp plans; and

•	our competitors who may have superior products or solutions which take away market shares or design wins from us.

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

We may not be able to consummate our transaction with Flextronics, or the consummation of such transaction may be delayed, which may delay our ability to execute our business plans for our DigitalOptics business.

On March 1, 2012, we entered into a Stock and Asset Purchase Agreement, pursuant to which our wholly owned subsidiary DigitalOptics Corporation (“DOC”) will acquire from Flextronics International Ltd. (“Flextronics”) all the outstanding equity interests in Vista Point Electronic Technologies (Zhuhai) Co. Ltd. (the “Zhuhai Entity”) and acquire certain other assets from Flextronics related to its camera module business (collectively, the “Zhuhai Transaction”). The consummation of the Zhuhai Transaction is subject to the satisfaction of a number of conditions, including approval by the applicable governmental authorities in the People’s Republic of China. We may not be able to obtain such approvals or satisfy such other conditions, in which case the consummation of the Zhuhai Transaction may be delayed or terminated. If the Zhuhai Transaction is not consummated or is materially delayed for this or any other reason, the execution of our business plans for our DigitalOptics business, including the goal to become a significant supplier of next-generation camera modules, may be delayed. In the event of such delay, our business and operations would be adversely affected.

The success of the Zhuhai Transaction will depend on our ability to realize the anticipated benefits from integrating the acquired business and assets into our operations.

We may fail to realize the anticipated benefits from our integration of the Zhuhai Entity and other assets we are acquiring in the Zhuhai Transaction on a timely basis, or at all, for a variety of reasons, including the following:

•	difficulties operating in the People’s Republic of China, where the Company has limited direct prior experience;

•	difficulties integrating the relatively large number of personnel from the acquired business into our human resource processes and programs;

•	failure to maintain relationships with existing suppliers of the acquired business or to obtain alternate sources of supply for such business;

•	failure of existing customers of the acquired business to continue or renew their commercial relationship with us as a result of or following the acquisition; and

•	failure to integrate our existing DigitalOptics technologies, such as DOC’s MEMs solutions, with the manufacturing capabilities of the acquired business.

Our failure to successfully integrate the acquired business and assets may delay or undermine our ability to execute on our business plan for the DigitalOptics business, which would adversely affect our business and operations.

We do not have extensive experience in manufacturing and marketing products, and as a result, may be unable to successfully execute on our business plan for the DigitalOptics segment.

We will acquire our first large-scale manufacturing operation in the Zhuhai Transaction with Flextronics. While we have hired personnel with manufacturing and product marketing experience, we do not, as a company, have extensive experience in these areas. Even if the Zhuhai Transaction is consummated on a timely basis, our relative lack of experience may make it difficult for us to manufacture DigitalOptics products in commercial quantities while meeting the quality, price, engineering, design, and production standards required to profitably market those products. Even if we are successful in integrating and developing our manufacturing capabilities and processes, we do not know whether we will do so in time to satisfy the requirements of customers. Failure to meet the manufacturing requirements of customers, including Tier One OEMs, and the failure to successfully market our products to such customers, would adversely affect our business and results of operations.

Our manufacturing operations could expose us to liabilities and claims that we have not previously experienced, and such operations, as well as our entire DigitalOptics business, could be subject to litigation risks arising from our Intellectual Property business.

Our commencement of large-scale manufacturing operations following the completion of the Zhuhai Transaction could significantly increase the risk that our DigitalOptics business becomes subject to claims of infringement of third-party intellectual property rights. We do not have prior experience in such manufacturing for markets in which third parties may hold a substantial body of patents and other intellectual property rights. Moreover, the risks of third-party infringement claims could be heightened by our need to engage in enforcement activities in our Intellectual Property business, as existing or potential customers of our Intellectual Property business may seek to assert infringement claims against our DigitalOptics business in response to our enforcement activities in our Intellectual Property business. Competitors of our DigitalOptics business would not be subject to such heightened risk of third-party claims, and such claims could adversely affect our DigitalOptics business as well as impair our enforcement ability and results in our Intellectual Property business. Although a separation of our DigitalOptics business might partially abate our heightened vulnerability in this regard, such a separation remains speculative, and there can be no assurance that we ultimately will determine to separate or to be successful in separating such business.

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

Our DigitalOptics solutions currently rely on the use of certain materials from a single supplier or a limited number of suppliers. The lack of availability of these materials could delay the execution of our business strategy and adversely affect our revenues.

We currently rely on the use of certain materials available from a single supplier or a limited number of suppliers for the manufacturing of our small form factor micro-optics. If any or some of these materials become unavailable, or, if any of these suppliers cease operations and we cannot find an alternative source, our development efforts could be delayed and our revenues from our DigitalOptics business could be adversely affected.

Our licensing cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful.

We generally incur significant marketing, legal and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can take 18 months or longer for an Intellectual Property license and 24 months or longer for a DigitalOptics license. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

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

We currently provide guidance on revenues and expenses on a quarterly basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “Risk Factors “ section of this report and the following:

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

Our stockholders may not receive the level of dividends provided for in our dividend policy or any dividend at all, and any decrease in or suspension of the dividend could cause our stock price to decline.

Our initial dividend policy, adopted and announced in March 2012, contemplates the payment of a regular quarterly cash dividend of $0.10 per share on our outstanding common stock. We expect to continue to pay quarterly cash dividends on our common stock at the rate set forth in our current dividend policy. However, the dividend policy and the payment of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At March 31, 2012, we held approximately $78.9 million in cash and cash equivalents and $411.5 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U.S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We plan to continue the expansion of our operations, domestically and internationally, and may continue to do so through both internal growth and acquisitions. For example, in March 2012, we entered into a definitive agreement to acquire the Zhuhai Entity and certain other assets from Flextronics related to its camera module business. This expansion may strain our systems and management, operational and financial controls and resources. In addition, we are likely to incur higher operating costs. To manage our growth effectively, we must continue to improve and expand our management, systems and financial controls. We also need to continue to expand, train and manage our employee base. We cannot ensure that we will be able to timely and effectively meet demand and maintain the quality standards required by our existing and potential customers and licensees. Furthermore, production orders from customers and licensees of the acquired businesses may decline from historical levels. If we are unable to effectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.

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

We may be unable to identify or complete a favorable transaction to separate our DigitalOptics business.

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

In order to realize our business plan for the DigitalOptics business, we will need to invest a significant amount of capital into our DigitalOptics business and make additional acquisitions.

Even if the Zhuhai Transaction is consummated on a timely basis and the acquired business and assets are successfully integrated into our operations, the success of our business plan for the DigitalOptics business, including the goal to become a significant supplier of next-generation camera modules, will require substantial additional capital expenditures, increased working capital, and additional acquisitions. There can be no assurance that our existing capital resources and cash from operations will be sufficient to fund such capital expenditures and make additional acquisitions, and such uncertainty could be compounded if we pursue a separation of our DigitalOptics business, a possibility we announced in April 2011. We may need to raise capital or fund acquisitions through the issuance of debt or equity securities or the sale of assets; however, we may not be able to secure debt financing or equity financing on reasonable terms, if at all. Even if we have or obtain all necessary funding, we may nevertheless be unable to identify and execute suitable acquisitions to grow the DigitalOptics business. If our existing capital resources or cash from operations are not sufficient and we are unable to obtain necessary capital to execute on our DigitalOptics business plan, or to make additional acquisitions, it would adversely affect our business, financial condition and results of operations

Disputes regarding our intellectual property may require us to indemnify certain licensees, the cost of which could adversely affect our business operations and financial condition.

While we generally do not indemnify our licensees, some of our license agreements in our DigitalOptics business provide limited indemnities for certain actions brought by third parties against our licensees, and some require us to provide technical support and information to a licensee that is involved in litigation for using our technology. We expect to agree to provide similar indemnity or support obligations to future licensees. Our indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee’s development, marketing and sales of licensed DigitalOptics products could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on our business operations, consolidated financial position, results of operations or cash flows.

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

We have historically used stock options and other forms of stock-based compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. Since the adoption of the authoritative guidance on share-based payment, we have recorded significant compensation costs associated with our stock-based compensation programs. Difficulties relating to obtaining stockholder approval of equity compensation plans or changes to the plans could make it harder or more expensive for us to grant stock-based compensation to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

We operate our business in many jurisdictions worldwide. Our corporate headquarters are located in the state of California which is facing significant budgetary challenges and large operating deficits. As a result, the state has stopped certain improvement projects and disrupted certain services to its residents, and the Governor has proposed significant spending cuts and revenue increases to cover the funding shortfall. Our results of operations could be adversely impacted if the state proposes additional taxation or other measures to increase its revenue through tax levies on corporations like us or on its residents, including some of our employees. In addition, we have operations in various countries, including Ireland and Romania, which may be facing financial distress. If the governments of the states or countries where we have business operations cannot provide public services, impose additional tax regulations or levies, or increase their tax examination activities, our business operations may be interrupted and our results of operations may be adversely impacted.

We have made and may continue to make or to pursue acquisitions which could divert management’s attention, cause ownership dilution to our stockholders, or be difficult to integrate, which may adversely affect our financial results.

We have made several acquisitions, and it is our current plan to continue to acquire companies, assets, patent portfolios and technologies that we believe are strategic to our future business, such as the Zhuhai Transaction. Investigating businesses, assets, patent portfolios or technologies and integrating newly acquired businesses, assets, patent portfolios or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations or operations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Our plans to integrate and expand upon research and development programs and technologies obtained through acquisitions may result in products or technologies that are not adopted by the market. Similarly, our plans to establish and to expand manufacturing operations for new products in China and potentially other countries may result in products that do not achieve anticipated customer acceptance or sales. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, assets, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

•	We may require external financing that is dilutive, presents risks of debt or shares a corporate opportunity with a third party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
2.1	Stock and Asset Purchase Agreement, dated March 1, 2012, by and among, Tessera Technologies, Inc., DigitalOptics Corporation and Flextronics International Ltd. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed March 2, 2012, and incorporated herein by reference).*

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, dated September 14, 2011 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 16, 2011, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxomony Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request. You are cautioned that the representations and warranties set forth in this agreement are qualified by those schedules, and should not be relied upon as accurate or complete without reference to those schedules.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2012

Tessera Technologies, Inc.

By:	/s/ Michael Anthofer
Michael Anthofer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Stock and Asset Purchase Agreement, dated March 1, 2012, by and among, Tessera Technologies, Inc., DigitalOptics Corporation and Flextronics International Ltd. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed March 2, 2012, and incorporated herein by reference).*

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, dated September 14, 2011 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 16, 2011, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxomony Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request. You are cautioned that the representations and warranties set forth in this agreement are qualified by those schedules, and should not be relied upon as accurate or complete without reference to those schedules.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.