Form 10-Q
period 2012-06-30
TESSERA TECHNOLOGIES INC
filed 2012-08-03
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 19, 2012, 51,949,755 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$115,438	$55,758
Short-term investments	359,357	436,687
Accounts receivable, net of allowance for doubtful accounts of $43 at each period end	5,456	8,599
Inventories	2,765	1,574
Short-term deferred tax assets	1,891	1,892
Other current assets	18,417	13,664

Total current assets	503,324	518,174

Property and equipment, net	49,462	36,319
Intangible assets, net	131,683	141,326
Goodwill	3,566	—
Long-term deferred tax assets	19,336	18,223
Other assets	11,616	2,484

Total assets	$718,987	$716,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,280	$7,203
Accrued legal fees	8,225	6,110
Accrued liabilities	18,820	20,824
Deferred revenue	3,165	2,610

Total current liabilities	39,490	36,747
Long-term deferred tax liabilities	4,083	4,083
Other long-term liabilities	5,258	5,017

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 52,592 and 52,221 shares issued, respectively, and 51,945 and 51,576 shares outstanding, respectively	52	52
Additional paid-in capital	475,740	462,697
Treasury stock at cost: 646 and 645 shares of common stock at each period end, respectively	(10,528)	(10,505)
Accumulated other comprehensive income	170	24
Retained earnings	204,722	218,411

Total stockholders’ equity	670,156	670,679

Total liabilities and stockholders’ equity	$718,987	$716,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues:
Royalty and license fees	$58,185	$65,402	$101,449	$127,660
Product and service revenues	3,239	5,328	6,648	10,843

Total revenues	61,424	70,730	108,097	138,503

Operating expenses:
Cost of revenues	5,597	5,361	11,357	10,873
Research, development and other related costs	24,870	18,785	48,315	37,398
Selling, general and administrative	24,437	22,775	49,048	42,239
Litigation expense	6,724	7,208	10,216	13,204
Restructuring charges	—	—	—	2,059

Total operating expenses	61,628	54,129	118,936	105,773

Operating income (loss)	(204)	16,601	(10,839)	32,730
Other income and expense, net	987	726	1,655	1,334

Income (loss) before taxes	783	17,327	(9,184)	34,064
Provision for (benefit from) income taxes	1,192	5,741	(687)	11,266

Net income (loss)	$(409)	$11,586	$(8,497)	$22,798

Basic and diluted net income (loss) per share:

Net income (loss) per share-basic	$(0.01)	$0.23	$(0.16)	$0.45

Net income (loss) per share-diluted	$(0.01)	$0.23	$(0.16)	$0.44

Cash dividends declared per share	$—	$—	$0.10	$—

Weighted average number of shares used in per share calculations-basic	51,881	51,106	51,765	50,965

Weighted average number of shares used in per share calculations-diluted	51,881	51,442	51,765	51,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$(409)	$11,586	$(8,497)	$22,798
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale-securities, net of tax	(113)	105	146	252

Other comprehensive income (loss):	(113)	105	146	252

Comprehensive income (loss)	$(522)	$11,691	$(8,351)	$23,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2012	June 30. 2011
Cash flows from operating activities:
Net income (loss)	$(8,497)	$22,798
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,525	4,992
Amortization of intangible assets	12,717	8,237
Loss (gain) on property and equipment	10	(4)
Stock-based compensation expense	9,269	14,891
Deferred income tax, net	1	2
Amortization of premium/discount on investments	653	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	3,143	4,691
Inventories	(799)	75
Other assets	(3,707)	3,361
Accounts payable	2,077	(2,040)
Accrued legal fees	2,115	1,266
Accrued liabilities	(2,113)	(5,531)
Deferred revenue	555	(3,242)
Other liabilities	241	1,042

Net cash provided by operating activities	21,190	50,538

Cash flows from investing activities:
Purchases of property and equipment	(6,505)	(2,419)
Proceeds from sale of property and equipment	23	2,166
Purchases of short-term available-for-sale investments	(134,647)	(195,184)
Proceeds from maturities and sales of short-term and and long-term investments	211,470	151,187
Purchases of intangible assets	(3,237)	(3,459)
Acquisition, net of cash acquired	(27,173)	—

Net cash provided by (used in) investing activities	39,931	(47,709)

Cash flows from financing activities:
Dividend paid	(5,192)	—
Repurchase of common stock	(23)	—
Proceeds from exercise of stock options	1,749	2,546
Proceeds from employee stock purchase program	2,025	2,443

Net cash provided by (used in) financing activities	(1,441)	4,989

Net increase in cash and cash equivalents	59,680	7,818
Cash and cash equivalents at beginning of period	55,758	69,268

Cash and cash equivalents at end of period	$115,438	$77,086

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

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2012 and 2011, and for the three and six months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2011 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 17, 2012 (the “Form 10-K”).

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2012 or any future period and the Company makes no representations related thereto.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies with the exception of those described below during the six months ended June 30, 2012, as compared to the significant accounting policies described in the Form 10-K.

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

The depreciation and amortization useful life periods for property and equipment are as follows:

Furniture and office equipment	One to five years
Production equipment	Five to ten years
Buildings	Seven, eight and 39 years
Leasehold improvements	Shorter of five years or the remaining term of the lease

Variable Interest Entity

In October 2011, a subsidiary of the Company entered into a limited liability company agreement (“Agreement”) to form a new entity (“Entity”), with the Entity’s primary objective to define strategies and related business plans to accelerate the development and commercialization of the Company’s current and future advanced packaging and interconnect technology. The subsidiary of the Company is the sole contributor of capital to the Entity and has contributed $4.0 million of the total possible capital contribution of up to $5.0 million, as of June 30, 2012. In accordance with the Agreement, all net profits and losses are allocated to such subsidiary of the Company since it is the sole contributor of capital. The Entity has net assets of approximately $2.4 million as of June 30, 2012 which are consolidated with the Company’s operating results.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 13, “Commitments and Contingencies,” for further information regarding the Company’s pending litigation.

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

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Trade and other receivables	$5,499	$8,642
Allowance for doubtful accounts	(43)	(43)

	$5,456	$8,599

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$1,638	$516
Work in process	463	435
Finished goods	664	623

	$2,765	$1,574

Property and equipment, net consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Furniture and office equipment	$34,836	$37,371
Production equipment	32,249	11,589
Land and buildings	21,315	21,314
Leasehold improvements	5,777	5,460

	94,177	75,734
Less: Accumulated depreciation and amortization	(44,715)	(39,415)

	$49,462	$36,319

Accrued liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Employee compensation and benefits	$11,643	$11,852
Other	7,177	8,972

	$18,820	$20,824

Accumulated other comprehensive income consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Unrealized gain on available-for-sale securities, net of tax	$170	$24

Accumulated other comprehensive income	$170	$24

NOTE 5 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
Available-for-sale securities
Corporate bonds and notes	$185,258	$181	$(104)	$185,335
Municipal bonds and notes	104,009	93	(12)	104,090
Treasury and agency notes and bills	44,178	18	(7)	44,189
Commercial paper	37,729	4	(2)	37,731
Money market funds	16,820	—	—	16,820
Certificate of deposit	1,011	—	(1)	1,010

Total available-for-sale securities	$389,005	$296	$(126)	$389,175

Reported in:
Cash and cash equivalents				$29,818
Short-term investments				359,357

Total marketable securities				$389,175

	December 31, 2011
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
Available-for-sale securities
Municipal bonds and notes	$151,887	$203	$(15)	$152,075
Treasury and agency notes and bills	87,684	84	(14)	87,754
Corporate bonds and notes	168,294	99	(322)	168,071
Commercial paper	30,899	7	(15)	30,891
Money market funds	13,269	—	—	13,269
Certificate of deposit	9,820	3	(6)	9,817

Total available-for-sale securities	$461,853	$396	$(372)	$461,877

Reported in:
Cash and cash equivalents				$25,190
Short-term investments				436,687

Total marketable securities				$461,877

At June 30, 2012 and December 31, 2011, the Company had $474.8 million and $492.4 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $85.6 million and $30.5 million at June 30, 2012 and December 31, 2011, respectively, was cash held in operating accounts not included in the tables above.

The gross realized gains and losses on sales of marketable securities were not significant during each of the three and six months ended June 30, 2012 and 2011.

Net unrealized gains of $0.2 million, net of tax, as of June 30, 2012, were related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of June 30, 2012 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and six months ended June 30, 2012 and 2011, respectively, the Company did not record any impairment charges.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at June 30, 2012 and December 31, 2011, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

June 30, 2012	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$75,009	$(104)	$—	$—	$75,009	$(104)
Municipal bonds and notes	25,293	(12)	—	—	25,293	(12)
Treasury and agency notes and bills	10,522	(7)	—	—	10,522	(7)
Commercial Paper	18,494	(2)	—	—	18,494	(2)
Certificate of deposit	1,010	(1)			1,010	(1)

Total	$130,328	$(126)	$—	$—	$130,328	$(126)

December 31, 2011	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$96,895	$(322)	$—	$—	$96,895	$(322)
Municipal bonds and notes	21,610	(15)	—	—	21,610	(15)
Commercial Paper	16,402	(15)	—	—	16,402	(15)
Treasury and agency notes and bills	14,391	(14)	—	—	14,391	(14)
Certificate of deposit	3,514	(6)			3,514	(6)

Total	$152,812	$(372)	$—	$—	$152,812	$(372)

The estimated fair value of marketable securities by contractual maturity at June 30, 2012 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$267,799
Due in one to two years	121,376

Total	$389,175

NOTE 6 – BUSINESS COMBINATION

Vista Point Technologies

On June 28, 2012, DigitalOptics Corporation, a subsidiary of Tessera Technologies, Inc., completed its acquisition of certain assets of Vista Point Technologies, a Tier One qualified camera module manufacturing business, from Flextronics International Ltd. for consideration of $28.1 million, net of $11.9 million cash acquired. Approximately $7.6 million of the consideration has been placed in escrow, of which, approximately $7.0 million is subject to delivery of certain additional assets by Flextronics International Ltd. no later than March 31, 2013. The Company intends to use the acquired assets to help build the DigitalOptics segment into a leading supplier of integrated camera modules in the mobile phone market.

As part of the acquisition, DigitalOptics Corporation Technology Zhuhai Limited (formally known as Vista Point Electronic Technologies (Zhuhai) Co. Ltd.), a company organized under the laws of the People’s Republic of China, was acquired from Flextronics International Ltd. and became a wholly owned subsidiary of the Company. The business combination transaction was accounted for using the purchase method of accounting, with the results of the acquisition included in the DigitalOptics segment as of the acquisition date. This contributed to a purchase price in excess of the fair value of the underlying net assets and identified intangible assets acquired from Flextronics International Ltd. and, as a result, the Company has recorded goodwill in connection with this transaction.

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

	Amount	Estimated Useful Life (Years)
Net tangible assets:
Property and equipment, net	$11,196	1-7
Inventory	392	N/A
Other current assets	870	N/A
Long-term deferred tax assets	1,113	N/A
Other assets	9,127	N/A

	22,698
Identified intangible assets:
Patents/core technology	900	14
Customer relationships	900	3
Goodwill	3,566	N/A

	5,366

Total purchase price	$28,064

Approximately $22.7 million has been allocated to acquired net tangible assets consisting of property and equipment delivered, $7.0 million of property and equipment (included in other assets) to be delivered and various assumed value-added tax receivable and deferred tax assets. Approximately $1.8 million has been allocated to amortizable intangible assets acquired.

Pro forma results of operations have not been presented because the impact of the acquisition in the current and prior period results was not considered material.

NOTE 7 – FAIR VALUE

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of June 30, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$16,820	$16,820		$—
Corporate bonds and notes (2)	185,335	—	185,335	—
Municipal bonds and notes (2)	104,090	—	104,090	—
Treasury and agency notes and bills (2)	44,189	—	44,189	—
Certificate of deposit (2)	1,010	—	1,010	—
Commercial paper (3)	37,731	—	37,731	—

Total Assets	$389,175	$16,820	$372,355	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at June 30, 2012:

(1)	Reported as cash and cash equivalents.
(2)	Reported as short-term investments.
(3)	Reported as either cash and cash equivalents or short-term investments

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$13,270	$13,270	$—	$—
Corporate bonds and notes (2)	168,071	—	168,071	—
Municipal bonds and notes (2)	152,075	—	152,075	—
Treasury and agency notes and bills (2)	87,754	—	87,754	—
Certificate of deposit (2)	9,817	—	9,817	—
Commercial paper (3)	30,890	—	30,890	—

Total Assets	$461,877	$13,270	$448,607	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2011:

(1)	Reported as cash and cash equivalents.
(2)	Reported as short-term investments.
(3)	Reported as either cash and cash equivalents or short-term investments

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis. These assets include property and equipment and intangible assets that were valued at fair value as part of a business combination that closed on June 28, 2012. The fair value for these property and equipment was determined using a cost approach based on the condition, market and functionality of these assets, including physical depreciation and certain obsolescence adjustments. The fair value for these acquired intangible assets was determined to be $1.8 million using the cost approach and discounted cash flow method and all of these intangible assets were classified as level 3.

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

The carrying value for goodwill was $3.6 million and zero at June 30, 2012 and December 31, 2011, respectively. All of the goodwill balance was allocated to the DigitalOptics segment. There was no impairment of long-lived assets for the three and six months ended June 30, 2012 and 2011. The Company has incurred significant operating losses from the DigitalOptics segment. If the anticipated future results of the DigitalOptics segment do not materialize as expected, then the related goodwill and intangible assets could be subject to an impairment charge in the future. See Note 14 — “Segment and Geographic Information” for additional detail.

Identified intangible assets consisted of the following (in thousands):

		June 30, 2012			December 31, 2011
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents/ core technology	3-15	$134,728	$(30,312)	$104,416	$132,553	$(21,901)	$110,652
Existing technology	5-10	54,196	(35,491)	18,705	54,196	(32,032)	22,164
Customer contracts	3-9	12,800	(7,481)	5,319	11,900	(6,808)	5,092
Trade name	4-10	3,620	(2,277)	1,343	3,620	(2,102)	1,518
In-process research and development	Indefinite	1,900	—	1,900	1,900	—	1,900
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,400)	—
Assembled workforce	4	300	(300)	—	300	(300)	—

		$208,944	$(77,261)	$131,683	$205,869	$(64,543)	$141,326

Amortization expense for the three months ended June 30, 2012 and 2011 amounted to $6.3 million and $4.2 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 amounted to $12.7 million and $8.2 million, respectively.

As of June 30, 2012, the estimated future amortization expense of intangible assets, excluding the in-process research and development, is as follows (in thousands):

2012 (remaining 6 months)	$12,343
2013	24,430
2014	22,620
2015	21,287
2016	17,442
Thereafter	31,661

$129,783

NOTE 9 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income (loss)	$(409)	$11,586	$(8,497)	$22,798
Denominator:
Weighted average common shares outstanding	51,913	51,162	51,799	51,035
Less: Unvested common shares subject to repurchase	(32)	(56)	(34)	(70)

Total common shares-basic	51,881	51,106	51,765	50,965
Effect of dilutive securities:
Stock awards	—	114	—	132
Restricted stock awards and units	—	222	—	289

Total common shares-diluted	51,881	51,442	51,765	51,386

Net income (loss) per common share-basic	$(0.01)	$0.23	$(0.16)	$0.45

Net income (loss) per common share-diluted	$(0.01)	$0.23	$(0.16)	$0.44

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

For the three and six months ended June 30, 2012, all 5.3 million and 6.5 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

For the three and six months ended June 30, 2011, approximately 5.6 million and 5.3 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2012 and December 31, 2011, the Company had repurchased a total of approximately 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2012, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Board adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Board adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the employees of the Company or its subsidiaries at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the employees of the Company or its subsidiaries, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of June 30, 2012, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the employees of the Company or its subsidiaries at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the employees of the Company or its subsidiaries, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of June 30, 2012, there were 5,617,000 shares reserved for future grant under this plan.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2011	6,819	$20.16
Options granted	550	16.89
Options exercised	(118)	14.85
Options cancelled / forfeited / expired	(1,036)	25.48

Balance at June 30, 2012	6,215	$19.09

Information with respect to outstanding restricted stock awards and units as of June 30, 2012 is as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2011	730	261	991	$17.60
Awards and units granted	84	132	216	$18.35
Awards and units vested / earned	(79)	(30)	(109)	$18.87
Awards and units cancelled / forfeited	(49)	(227)	(276)	$19.98

Balance at June 30, 2012	686	136	822	$16.83

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

As of June 30, 2012, there were approximately 438,000 shares reserved for grant under the ESPP.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of revenues	$248	$129	$398	$272
Research, development and other related costs	1,952	2,408	3,664	4,854
Selling, general and administrative	3,013	6,290	5,207	9,765

Total stock-based compensation expense	$5,213	$8,827	$9,269	$14,891

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2012 and 2011 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Employee stock options	$3,148	$5,825	$5,910	$9,172
Restricted stock awards and units	1,613	2,456	2,403	4,630
Employee stock purchase plan	452	546	956	1,089

Total stock-based compensation expense	$5,213	$8,827	$9,269	$14,891

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

The following assumptions were used to value the options granted:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Expected life (in years)	3.70	3.70	3.70	3.70
Risk-free interest rate	0.6%	1.3%	0.6 - 0.8%	1.3 - 1.8%
Dividend yield	2.7%	0.0%	2.2 - 2.7%	0.0%
Expected volatility	63.0%	76.3%	63.0 - 66.4%	76.3 - 76.7%

NOTE 12 – INCOME TAXES

The provision for income taxes for the three months ended June 30, 2012 was $1.2 million and the benefit from income taxes for the six months ended June 30, 2012 was $0.7 million, which were comprised of domestic income tax and foreign income and withholding taxes. The provision for income taxes for the three and six months ended June 30, 2011 was $5.7 million and $11.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding taxes. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected for the year is based on actual withholding tax for the quarter. The decrease in the income tax provision for the three and six months ended June 30, 2012 as compared to the same periods of the prior year is largely attributable to the loss incurred in the current year.

As of June 30, 2012, unrecognized tax benefits approximated $3.8 million, of which $2.5 million would affect the effective tax rate if recognized. At December 31, 2011, unrecognized tax benefits were $3.8 million of which $2.5 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $0.1 million to $0.2 million in the next 12 months due to the expected lapse of a foreign statute of limitation relating to tax incentives and the conclusion of a foreign tax examination.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended June 30, 2012 and 2011, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. At June 30, 2012 and December 31, 2011, the Company has accrued $0.3 million and $0.3 million, respectively, of interest and penalties related to unrecognized tax benefits.

At June 30, 2012, the Company’s 2007 through 2011 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company is currently under Internal Revenue Service examination related to its 2008 and 2009 tax returns and under review in Israel on a 2007 subsidiary liquidation. The Company is not currently under state income tax examination.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

The Company and its subsidiaries lease office and research facilities and office equipment under operating leases which expire at various dates through 2016. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. In addition, the Company and its subsidiaries have agreements containing non-cancelable, non-refundable payment terms with third parties to purchase services. Rent expense for the three months ended June 30, 2012 and 2011, was $0.9 million and $0.8 million, respectively. Rent expense for the six months ended June 30, 2012 and 2011, was $1.7 million and $1.6 million, respectively.

As of June 30, 2012, future minimum lease payments and purchase obligations are as follows (in thousands):

	Lease Obligations	Purchase Obligations	Total
2012 (remaining 6 months)	$1,767	$200	$1,967
2013	3,360	—	3,360
2014	2,590	—	2,590
2015	1,318	—	1,318
2016	246	—	246
Thereafter	244	—	244

	$9,525	$200	$9,725

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

On August 6, 2010, PTI filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On September 30, 2011, the Federal Circuit issued an opinion reversing and remanding the case to the district court, determining that there was declaratory judgment jurisdiction. Tessera, Inc. filed a petition for rehearing on November 14, 2011. The Federal Circuit denied Tessera, Inc.’s petition for rehearing on January 5, 2012. On January 19, 2012, the Federal Circuit issued its judgment and the case was remanded to the district court. On December 15, 2011, the district court case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 11-06121 (N.D. Cal.), discussed below.

The district court held a Case Management Conference on January 4, 2012. The court issued a Minute Order and Case Management Order dated January 4, 2012, setting, among other things, a fact discovery cut-off date of January 18, 2013, and a trial date of April 7, 2014.

On May 16, 2012, the Court entered an order that denied PTI’s motion to strike as to one of Tessera, Inc.’s affirmative defenses, granted PTI’s motion to strike with leave to amend as to several other affirmative defenses asserted by Tessera, Inc., and granted PTI’s motion to strike as to one of Tessera, Inc.’s affirmative defense, stating that Tessera, Inc. may move to amend to add that defense if circumstances change. Tessera, Inc. filed an amended answer on May 29, 2012.

On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement as of June 30, 2012.

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

On December 15, 2011, the case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 10-00945 (N.D. Cal.), discussed above.

On December 30, 2011, Tessera, Inc. filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted and a special motion to strike pursuant to California’s anti-SLAPP statute. The Court denied Tessera, Inc.’s motions on May 21, 2012.

The district court held a Case Management Conference on January 4, 2012. The court issued a Minute Order and Case Management Order dated January 4, 2012, setting, among other things, a fact discovery cut-off date of January 18, 2013 and a trial date of April 7, 2014.

On June 3, 2012, PTI filed an amended complaint against Tessera, Inc., adding claims for fraud and deceit, patent misuse, and a declaratory judgment interpreting PTI’s license agreement with Tessera, Inc. In addition to the damages sought by PTI’s original complaint, the amended complaint seeks punitive damages for fraud, termination of the Tessera, Inc. license as of September 24, 2010, recovery of all royalties paid on wBGA products since September 24, 2010, and an order “enjoining Tessera, Inc. and directing that Tessera, Inc. may not proceed against any party, . . . under any Tessera Patent as defined by Exhibit A to the TCC License with all amendments, supplements, and additions through September 28, 2010 until Tessera has first paid PTI all of the royalties paid on wBGA products by PTI since September 24, 2010, presently estimated to be $40 million.” Tessera, Inc. filed a motion to dismiss PTI’s claim for patent misuse and to strike portions of PTI’s claim for fraud on June 19, 2012.

On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement as of June 30, 2012.

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

In 2011, the Company appointed a new President and Chief Executive Officer who is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. Also in 2011, the Company appointed a new President of DigitalOptics Corporation and a new President of Tessera Intellectual Property Corp. At the end of 2011, the Company reorganized its reporting units to align with how the Company’s management views and evaluates the Company’s operations, such as the inclusion of development and product commercialization efforts related to the silent air cooling technology in the DigitalOptics segment instead of the Intellectual Property segment. Prior year amounts have been recast to conform to current year presentation.

The Intellectual Property segment is managed by Tessera Intellectual Property Corp., including managing the patent, licensing and litigation portfolios of Tessera, Inc. and Invensas Corporation. The Company’s Intellectual Property segment, comprised of reverse engineering, licensing, account administration and legal teams, generates revenue from patented innovations through license agreements with semiconductor companies and outsourced semiconductor assembly and test companies. Included in the Intellectual Property segment are a number of advanced technology research and development programs.

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

The following table sets forth the Company’s segment revenues, operating expenses and operating income (loss) for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Intellectual Property Segment
Royalty and license fees	$52,974	$60,487	$92,002	$114,102
Product and service revenues	—	—	—	—

Total Intellectual Property revenues	52,974	60,487	92,002	114,102

DigitalOptics:
Royalty and license fees	5,211	4,915	9,447	13,558
Product and service revenues	3,239	5,328	6,648	10,843

Total DigitalOptics revenues	8,450	10,243	16,095	24,401

Total revenues	61,424	70,730	108,097	138,503

Operating expenses:
Intellectual Property Segment	23,234	18,505	43,325	35,533
DigitalOptics Segment	26,622	21,394	51,274	45,107
Corporate Overhead	11,772	14,230	24,337	25,133

Total operating expenses	61,628	54,129	118,936	105,773

Operating income (loss):
Intellectual Property Segment	29,740	41,982	48,677	78,569
DigitalOptics Segment	(18,172)	(11,151)	(35,179)	(20,706)
Corporate Overhead	(11,772)	(14,230)	(24,337)	(25,133)

Total operating income (loss)	$(204)	$16,601	$(10,839)	$32,730

A significant portion of the Company’s revenues is derived from licensees domiciled outside of the U.S., principally in Asia and Europe, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below is prepared by reference to the domicile of the customer. Geographic revenue information for the periods indicated (in thousands, except for percentages) is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
U.S.	$27,041	44%	$17,357	25%	$45,022	42%	$36,906	27%
Korea	13,097	21%	19,302	27%	19,479	18%	25,524	19%
Taiwan	7,732	13%	17,654	25%	18,126	17%	39,763	29%
Japan	7,695	13%	7,738	11%	13,958	13%	18,462	13%
Other Asia	4,300	7%	4,598	7%	7,654	7%	8,897	6%
Europe and other	1,559	2%	4,081	5%	3,858	3%	8,951	6%

	$61,424	100%	$70,730	100%	$108,097	100%	$138,503	100%

For the three months ended June 30, 2012, four customers each accounted for 10% or more of total revenues. For the six months ended June 30, 2012, three customers each accounted for 10% or more of total revenues. For the three months ended June 30, 2011, three customers each accounted for 10% or more of total revenues. For the six months ended June 30, 2011, two customers each accounted for 10% or more of total revenues.

As of June 30, 2012 and December 31, 2011, property and equipment, net, by geographical area are presented below (in thousands):

	June 30, 2012	December 31, 2011
U.S.	$36,183	$35,082
China	11,169	—
Romania	751	605
Other	1,359	632

Total	$49,462	$36,319

NOTE 15 – RELATED PARTY TRANSACTION

Since 2008, Tessera, Inc. has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. In 2011 and 2012, 3LP expanded its advisory services by providing strategic advice to Invensas Corporation and Tessera Intellectual Property Corp. as well. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of the Board and has a 33.3% ownership interest in 3LP. For the three months ended June 30, 2012 and 2011, the Company recognized operating expense of $0.9 million and $0.3 million, respectively, related to these engagements. For the six months ended June 30, 2012 and 2011, the Company recognized operating expense of $1.7 million and $0.6 million, respectively, related to these engagements. At June 30, 2012 and December 31, 2011, the accounts payable balance due to 3LP was $0.4 million and $2.0 million, respectively.

NOTE 16 – RESTRUCTURING AND OTHER CHARGES

In January 2011, the Company announced a reorganization of its DigitalOptics segment to focus on key growth opportunities including extended depth of field, zoom and MEMS-based auto-focus and a reduction of DigitalOptics employees by up to 15% of the Company’s worldwide employee base along with certain headquarters support functions. Total restructuring and other charges related to the reorganization was $2.1 million, all of which were expensed in the six months ended June 30, 2011.

NOTE 17 – SUBSEQUENT EVENT

On July 25, 2012, the Board declared a cash dividend of $0.10 per share of common stock for the third quarter, payable on September 13, 2012, for the stockholders of record at the close of business on August 23, 2012.

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

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, our ability to become a leading supplier of integrated camera modules in the mobile phone market, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing our common stock pursuant to the authorization of our Board of Directors, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

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

In this Quarterly Report, the “Company,” “we,” “us” and “our” refer to Tessera Technologies, Inc., which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Quarterly Report are those of the Company and its subsidiaries on a consolidated basis.

Business Overview

Tessera Technologies, Inc. is a holding company with operating subsidiaries in two segments: Intellectual Property and DigitalOptics.

Our Intellectual Property segment is managed by Tessera Intellectual Property Corp., including managing the patent and licensing portfolios of our subsidiaries, Tessera, Inc. and Invensas Corporation (“Invensas”). Our Intellectual Property business, comprised of reverse engineering, licensing, account administration and litigation teams, generates revenue from patented innovations through license agreements with semiconductor companies and outsourced semiconductor assembly and test companies. Included in the Intellectual Property segment are a number of advanced technology research and development programs.

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

Our segments were determined based upon the manner in which our management viewed and evaluated our operations for the period reported. As our business grows and evolves, our management may change their views of our business operations. Segment information in Note 14 — “Segment and Geographic Information” in the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference and is presented per the authoritative guidance for segment reporting. At the end of 2011, we renamed our segments in and have recast our segment results to reflect the inclusion of our silent air cooling program in our DigitalOptics segment. Prior to that time, that program was included in our Intellectual Property segment.

Intellectual Property Segment

Research and development by our Tessera, Inc. subsidiary led to significant innovations in semiconductor packaging technology. Semiconductor packaging creates the mechanical and electrical connection between semiconductor chips and systems such as computers and communication equipment, often via connection to printed circuit boards. Tessera, Inc. patented these innovations, often referred to as chip-scale packaging, which were widely adopted in the industry. We have developed significant capabilities in licensing, technical analysis, reverse engineering, license administration and litigation as we have sought reasonable royalties from companies that adopted Tessera, Inc.’s technologies.

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

Wafer Level Optics:

DOC uses the latest semiconductor manufacturing techniques to develop and deliver its micro-optic lenses, including Diffractive Optical Elements (“DOEs”), Refractive Optical Elements (“ROEs”) and Integrated Micro-Optical Subassemblies (“IMOS”). DOC uses wafer-level processing to fabricate the DOEs and/or ROEs on one or two sides of the wafer, resulting in high-precision, high-efficiency, cost effective products. The products are manufactured in DOC’s state-of-the-art ISO-registered facility.

Results of Operations

Acquisitions

We have grown our business partly through acquisitions. On June 28, 2012, DOC acquired from Flextronics International Ltd. (“Flextronics”) all the outstanding equity interests in DigitalOptics Corporation Technology Zhuhai Co., Ltd. (formerly known as Vista Point Electronic Technologies (Zhuhai) Co. Ltd.), a company organized under the laws of the People’s Republic of China (the “Zhuhai Entity”), and acquired certain other assets from Flextronics related to its camera module business (collectively, the “Zhuhai Transaction”). The costs incurred related to the Zhuhai Transaction during the three and six months ended June 30, 2012 have been included in the following discussion. As a result of the Zhuhai Transaction, we anticipate that we will need to make substantial additional capital expenditures and employ additional working capital in order to succeed in our business plans for the DigitalOptics segment. We also anticipate that we will incur greater operating expenses in future periods, due to the manufacturing operations and additional personnel acquired with the Zhuhai Entity.

Revenues

Our revenues are generated from royalty and license fees, past production payments, and product and service revenues. Royalty and license fees include revenues from license fees and royalty payments generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenue on a one quarter lag. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenues depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of the element and the nature of our deliverables and obligations. In addition, our royalty revenues will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by licensees; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; and (e) the impact of economic downturns.

From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of revenue for the year ended December 31, 2011 and has since announced that it intends to acquire Elpida Memory Inc., a leading dynamic random access memory (“DRAM”) manufacturer. If we fail to replace the expired Micron Technology, Inc. license agreement it will have a negative impact on our revenue and our results of operations.

Tessera, Inc. is in litigation with Powertech Technology Inc. (“PTI”), a customer representing 10% or more of our revenue in 2011, as described in Part II, Item 1 — Legal Proceedings. In June 2012, PTI notified Tessera, Inc. of its purported termination of its license agreement with Tessera, Inc. and that PTI will make a final payment under the license agreement in July 2012. If we are not able to replace the revenue from PTI or if we receive an adverse determination in the litigation with PTI, it could have a substantial adverse impact on our royalty revenue in the near term.

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

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues:
Royalty and license fees	95%	92%	94%	92%
Product and service revenues	5	8	6	8

Total revenues	100	100	100	100
Operating expenses:
Cost of revenues	9	8	11	8
Research, development and other related costs	40	27	45	27
Selling, general and administrative	40	32	45	31
Litigation expense	11	10	9	10
Restructuring charges	—	—	—	1

Total operating expenses	100	77	110	77
Operating income (loss)	—	23	(10)	23
Other income and expense, net	2	1	1	1

Income (loss) before taxes	2	24	(9)	24
Provision for (benefit from) income taxes	3	8	(1)	8

Net income (loss)	(1)%	16%	(8)%	16%

The following table sets forth our revenues by type (in thousands, except for percentages):

	Three Months Ended
	June 30,		June 30,		Increase	%
	2012		2011		(Decrease)	Change
Royalty and license fees	$58,185	95%	$65,402	92%	$(7,217)	(11)%
Product and service revenues	3,239	5	5,328	8	(2,089)	(39)

Total revenues	$61,424	100%	$70,730	100%	$(9,306)	(13)%

	Six Months Ended
	June 30,		June 30,		Increase	%
	2012		2011		(Decrease)	Change
Royalty and license fees	$101,449	94%	$127,660	92%	$(26,211)	(21)%
Product and service revenues	6,648	6	10,843	8	(4,195)	(39)

Total revenues	$108,097	100%	$138,503	100%	$(30,406)	(22)%

Total revenue for the second quarter of 2012 was $61.4 million, compared to $70.7 million of total revenue in the second quarter of the prior year. Intellectual Property revenue for the second quarter of 2012 was $53.0 million, compared to $60.5 million in the second quarter of the prior year, which included a nonrecurring $1.0 million license fee. The decrease was primarily due to the timing of a renewed contract with a major DRAM customer which resulted comparatively in lower revenues of $6.1 million and lower unit volumes reported by customers totaling $9.8 million, offset by audit payments in the second quarter of 2012 of approximately $9.4 million.

DigitalOptics revenue for the second quarter of 2012 was $8.4 million, compared to $10.2 million in the second quarter of the prior year. The decrease was due primarily to an EDoF customer whose reported units were lower than the prior year and weaker demand for the Company’s Micro-Optics products.

For the six months ended June 30, 2012, revenues were $108.1 million as compared to $138.5 million for the six months ended June 30, 2011, a decrease of $30.4 million, or 22%. Intellectual Property revenue for the first half of 2012 was $92.0 million, compared to $114.1 million in the first half of the prior year, which included a nonrecurring $1.0 million license fee. The overall decrease in revenues in the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to the timing of a renewed contract with a major DRAM customer which resulted comparatively in lower revenues of $6.1 million and lower unit volumes reported by customers totaling $24.4 million, offset by audit payments in the second quarter of 2012 of approximately $9.4 million.

DigitalOptics revenue for the for the six months ended June 30, 2012 was $16.1 million, compared to $24.4 million in the first half of the prior year. The decrease was due primarily to lower revenues related to Wafer Level Packaging, an EDoF customer whose reported units were lower than the prior year and weaker demand for the Company’s Micro-Optics products.

Cost of Revenues

Cost of revenues primarily consists of direct compensation, materials, amortization of intangible assets related to acquired technologies, supplies and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies, the product and service revenues component of total revenues, the mix of product sales to semiconductor, optics and communications industries and the timing of property and equipment being placed in service. We anticipate our cost of revenues will increase as our product mix includes more products and services as we grow our DigitalOptics business through the manufacturing operations we acquired in June 2012 and the investments we are making in our lens design and manufacturing capability.

Cost of revenues for the three months ended June 30, 2012 was $5.6 million, as compared to $5.4 million for the three months ended June 30, 2011, an increase of $0.2 million, or 4%. Cost of revenues for the six months ended June 30, 2012 was $11.4 million, as compared to $10.9 million for the six months ended June 30, 2011, an increase of $0.5 million, or 5%. The slight increase as compared to the same periods in 2011 resulted from increases in depreciation and amortization of acquired intangible assets which were mostly offset by lower personnel related costs and material costs on lower product sales.

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

Research, development and other related costs for the three months ended June 30, 2012 were $24.9 million, as compared to $18.8 million for the three months ended June 30, 2011, an increase of $6.1 million, or 32%. The increase was primarily due to increases in personnel related expenses of $2.2 million, material costs of $1.4 million, consulting fees of $1.2 million and amortization of intangible assets of $0.6 million, offset by lower stock-based compensation expense of $0.5 million. Research, development and other related costs for the six months ended June 30, 2012 were $48.3 million, as compared to $37.4 million for the six months ended June 30, 2011, an increase of $10.9 million, or 29%. The increase was primarily due to increases in personnel related expenses of $2.9 million, material costs of $2.8 million, consulting fees of $2.1 million and amortization of intangible assets of $1.2 million, offset by lower stock-based compensation expense of $1.2 million.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, reverse engineering personnel and services, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, legal fees and expenses, facilities costs, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2012 were $24.4 million, as compared to $22.8 million for the three months ended June 30, 2011, an increase of $1.6 million, or 7%. The increase was primarily attributable to increases in outside service and legal fees of $2.6 million which were related to our acquisition activities, amortization of intangible assets of $1.3 million, and facility and insurance expense of $0.5 million, offset by a decrease in stock-based compensation expense of $3.3 million. SG&A expenses for the six months ended June 30, 2012 were $49.0 million, as compared to $42.2 million for the six months ended June 30, 2011, an increase of $6.8 million, or 16%. The increase was primarily attributable to increases in outside service and legal fees of $6.2 million which were related to our acquisition activities and amortization of intangible assets of $2.7 million, offset by a decrease in stock-based compensation expense of $4.6 million.

Litigation Expense

Litigation expense for the three months ended June 30, 2012 was $6.7 million, as compared to $7.2 million for the three months ended June 30, 2011, a decrease of $0.5 million, or 7%. Litigation expense for the six months ended June 30, 2012 was $10.2 million, as compared to $13.2 million for the six months ended June 30, 2011, a decrease of $3.0 million, or 23%. The decreases were primarily attributable to the decrease in case activities in our docket of legal proceedings. The case management orders in a number of proceedings have delayed the timing of costs that will be incurred in those proceedings until the second half of 2012, 2013 and 2014.

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

Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of a campaign to secure payment of reasonable royalties for the use of our patented technology. If we initiate such litigation, our future litigation expenses would significantly increase.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of revenues	$248	$129	$398	$272
Research, development and other related costs	1,952	2,408	3,664	4,854
Selling, general and administrative	3,013	6,290	5,207	9,765

Total stock-based compensation expense	$5,213	$8,827	$9,269	$14,891

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2012 and 2011 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Employee stock options	$3,148	$5,825	$5,910	$9,172
Restricted stock awards and units	1,613	2,456	2,403	4,630
Employee stock purchase plan	452	546	956	1,089

Total stock-based compensation expense	$5,213	$8,827	$9,269	$14,891

Stock-based compensation awards included employee stock options, restricted stock awards and units and employee stock purchases. Stock-based compensation expense for the three months ended June 30, 2012 and 2011 was $5.2 million and $8.8 million, respectively. Stock-based compensation expense for the six months ended June 30, 2012 and 2011 was $9.3 million and $14.9 million, respectively. The overall decrease from the three and six months ended June 30, 2011 was primarily related to decreases resulting from fully amortized expense as shares become vested, cancellations of restricted stock awards and units, and lower expenses related to modification of stock awards. Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.

Other Income and Expense, Net

Other income and expense, net for the three months ended June 30, 2012 was $1.0 million, as compared to $0.7 million, for the three months ended June 30, 2011. Other income and expense, net for the six months ended June 30, 2012 was $1.7 million, as compared to $1.3 million, for the six months ended June 30, 2011. The increase was mainly due to a realized gain on equity securities.

Provision for (benefit from) Income Taxes

The provision for income taxes in the three months ended June 30, 2012 of $1.2 million was largely comprised of non-tax deductible acquisition costs plus foreign withholding and income taxes. The benefit for income taxes for the six months ended June 30, 2012 was $0.7 million and was largely comprised of a tax benefit for domestic losses as offset by non-tax deductible acquisition costs and foreign withholding and income taxes. The income tax provision for the three and six months ended June 30, 2011 was $5.7 million and $11.3 million, respectively, and was comprised of domestic income tax and foreign income and withholding tax.

Segment Operating Results

We have two reportable segments: Intellectual Property and DigitalOptics. In addition to these reportable segments, the Corporate Overhead category includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

The costs incurred related to the Zhuhai Transaction during the three and six months ended June 30, 2012 have been included in the results for the DigitalOptics segment, as the acquired business and assets have been included in that segment.

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 14 — “Segment and Geographic Information” of the Notes to Condensed Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Intellectual Property Segment
Royalty and license fees	$52,974	$60,487	$92,002	$114,102
Product and service revenues	—	—	—	—

Total Intellectual Property revenues	52,974	60,487	92,002	114,102
DigitalOptics:
Royalty and license fees	5,211	4,915	9,447	13,558
Product and service revenues	3,239	5,328	6,648	10,843

Total DigitalOptics revenues	8,450	10,243	16,095	24,401

Total revenues	61,424	70,730	108,097	138,503

Operating expenses:
Intellectual Property Segment	23,234	18,505	43,325	35,533
DigitalOptics Segment	26,622	21,394	51,274	45,107
Corporate Overhead	11,772	14,230	24,337	25,133

Total operating expenses	61,628	54,129	118,936	105,773
Operating income (loss):
Intellectual Property Segment	29,740	41,982	48,677	78,569
DigitalOptics Segment	(18,172)	(11,151)	(35,179)	(20,706)
Corporate Overhead	(11,772)	(14,230)	(24,337)	(25,133)

Total operating income (loss)	$(204)	$16,601	$(10,839)	$32,730

Revenues and operating income amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended June 30, 2012, corporate overhead expenses were $11.8 million as compared to $14.2 million for the three months ended June 30, 2011. The decrease of $2.4 million was mainly attributable to a decrease in stock-based compensation expense of $3.5 million and a reduction in personnel related expenses of $0.9 million, partially offset by an increase of $1.5 million in outside services. For the six months ended June 30, 2012, corporate overhead expenses were $24.3 million as compared to $25.1 million for the six months ended June 30, 2011. The decrease of $0.8 million was mainly attributable to a decrease in stock-based compensation expense of $4.2 million, partially offset by an increase of $3.2 million in outside services.

Intellectual Property Segment

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase	%	June 30,	June 30,	Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Revenues:
Intellectual Property:
Royalty and license fees	$52,974	$60,487	$(7,513)	(12)%	$92,002	$114,102	$(22,100)	(19)%

Total Intellectual Property revenues	52,974	60,487	(7,513)	(12)	92,002	114,102	(22,100)	(19)
Operating expenses:
Cost of revenues	307	200	107	54	503	407	96	24
Research, development and other related costs	8,531	7,313	1,218	17	17,694	14,148	3,546	25
Selling, general and administrative	7,673	3,721	3,952	106	14,667	7,604	7,063	93
Litigation expense	6,723	7,271	(548)	(8)	10,461	13,374	(2,913)	(22)

Total operating expenses	23,234	18,505	4,729	26	43,325	35,533	7,792	22

Total operating income	$29,740	$41,982	$(12,242)	(29)%	$48,677	$78,569	$(29,892)	(38)%

Intellectual Property revenues consist primarily of royalties received from our licensees. For the three months ended June 30, 2012, Intellectual Property revenues were $53.0 million as compared to $60.5 million for the three months ended June 30, 2011, a decrease of $7.5 million, or 12%. The overall decrease in revenues in the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to the timing of a renewed contract with a major DRAM customer which resulted comparatively in lower revenues of $6.1 million and lower unit volumes reported by customers totaling $9.8 million, offset by audit payments in the second quarter of 2012 of approximately $9.4 million.

For the six months ended June 30, 2012, Intellectual Property revenue for the first half of 2012 was $92.0 million, compared to $114.1 million in the first half of the prior year, which included a nonrecurring $1.0 million license fee. The overall decrease in revenues in the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to the timing of a renewed contract with a major DRAM customer which resulted comparatively in lower revenues of $6.1 million and lower unit volumes reported by customers totaling $24.4 million, offset by audit payments in the second quarter of 2012 of approximately $9.4 million.

Operating expenses for the three months ended June 30, 2012 were $23.2 million and consisted primarily of research, development and other related costs of $8.5 million, SG&A expenses of $7.7 million and litigation expense of $6.7 million. The increase of $4.7 million, or 26%, in total operating expense as compared to $18.5 million for the three months ended June 30, 2011, was primarily attributable to increases in amortization of intangible assets of $2.2 million and consulting fees of $1.9 million, offset by lower litigation expense of $0.5 million.

Operating expenses for the six months ended June 30, 2012 were $43.3 million and consisted primarily of research, development and other related costs of $17.7 million, SG&A expenses of $14.7 million and litigation expense of $10.5 million. The increase of $7.8 million, or 22%, in total operating expense as compared to $35.5 million for the six months ended June 30, 2011, was primarily attributable to increases in amortization of intangible assets of $4.5 million, consulting fees of $3.7 million and patent prosecution, application and examination expenses of $1.5 million, offset by lower litigation expense of $2.7 million.

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

Operating income for the three months ended June 30, 2012 and 2011 was $29.7 million and $42.0 million, respectively, which represented a decrease of $12.2 million, or 29%, for the reasons stated above. Operating income for the six months ended June 30, 2012 and 2011 was $48.7 million and $78.6 million, respectively, which represented a decrease of $29.9 million, or 38%, for the reasons stated above.

DigitalOptics Segment

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase	%	June 30,	June 30,	Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Revenues:
DigitalOptics:
Royalty and license fees	$5,211	$4,915	$296	6%	$9,447	$13,558	$(4,111)	(30)%
Product and service revenues	3,239	5,328	(2,089)	(39)	6,648	10,843	(4,195)	(39)

Total DigitalOptics revenues	8,450	10,243	(1,793)	(18)	16,095	24,401	(8,306)	(34)
Operating expenses:
Cost of revenues	5,290	5,161	129	2	10,854	10,466	388	4
Research, development and other related costs	16,339	11,472	4,867	42	30,621	23,250	7,371	32
Selling, general and administrative	4,993	4,761	232	5	9,799	9,507	292	3
Restructuring charges	—	—	—	—	—	1,884	(1,884)	N/A

Total operating expenses	26,622	21,394	5,228	24	51,274	45,107	6,167	14

Total operating loss	$(18,172)	$(11,151)	$(7,021)	63%	$(35,179)	$(20,706)	$(14,473)	70%

DigitalOptics revenues for the three months ended June 30, 2012 were $8.4 million as compared to $10.2 million for the three months ended June 30, 2011. The decrease in DigitalOptics revenues in the three months ended June 30, 2012 as compared to the same period in 2011 was due primarily to lower revenues related to $1.5 million in weaker demand for our Micro-Optics products, $0.6 million in one-time royalty payments in the prior year and an EDoF customer whose reported units were lower than the prior year.

DigitalOptics revenue for the for the six months ended June 30, 2012 was $16.1 million, compared to $24.4 million in the first half of the prior year. The decrease was due primarily to lower revenues related to $3.4 million in weaker demand for our Micro-Optics products, $0.6 million in one-time royalty payments in the prior year and an EDoF customer whose reported units were lower than the prior year.

On June 28, 2012, DOC completed the Zhuhai Transaction for consideration of $28.1 million. We intend to use the acquired assets to help build the DigitalOptics segment into a leading supplier of integrated camera modules in the mobile phone market. In addition, we are in the process of investing in lens design and manufacturing capability. As a result, we anticipate that we will incur greater operating expenses in future periods.

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

Operating expenses for the three months ended June 30, 2012 were $26.6 million and consisted of cost of revenues of $5.3 million, research, development and other related costs of $16.3 million and SG&A expenses of $5.0 million, an increase of $5.2 million, or 24%, in total operating expenses as compared to $21.4 million for the three months ended June 30, 2011. The increase was primarily due to increases in personnel related expenses of $2.6 million and material costs of $1.3 million.

Operating expenses for the six months ended June 30, 2012 were $51.3 million and consisted of cost of revenues of $10.9 million, research, development and other related costs of $30.6 million and SG&A expenses of $9.8 million, an increase of $6.2 million, or 14%, in total operating expenses as compared to $45.1 million for the six months ended June 30, 2011. The increase was primarily due to increases in personnel related expenses of $4.0 million, material costs of $2.5 million, and depreciation expense of $0.7 million, offset by non-recurring restructuring costs of $1.9 million in the prior year and a decrease in stock-based compensation expenses of $0.8 million.

Operating loss for the three months ended June 30, 2012 and 2011 was $18.2 million and $11.2 million, respectively, which represented an increased loss of $7.0 million, or 63%, for the reasons stated above.

Operating loss for the six months ended June 30, 2012 and 2011 was $35.2 million and $20.7 million, respectively, which represented an increased loss of $14.5 million, or 70%, for the reasons stated above.

We have incurred significant operating losses from the DigitalOptics segment. If the anticipated future results of the DigitalOptics segment do not materialize as expected, then the related intangible assets could be subject to an impairment charge in the future.

Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
(in thousands, except for percentages)	2012	2011
Cash and cash equivalents	$115,438	$55,758
Short-term investments	359,357	436,687

Total cash, cash equivalents, short-term and long-term investments	$474,795	$492,445

Percentage of total assets	66%	69%

	Six Months Ended
	June 30, 2012	June 30, 2011
Net cash provided by operating activities	$21,190	$50,538
Net cash provided by (used in) investing activities	$39,931	$(47,709)
Net cash provided by (used in) financing activities	$(1,441)	$4,989

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $474.8 million at June 30, 2012, a decrease of $17.6 million from $492.4 million at December 31, 2011. Cash and cash equivalents were $115.4 million at June 30, 2012, an increase of $59.6 million from $55.8 million at December 31, 2011. The increase in cash and cash equivalents was primarily the result of $21.2 million in cash provided by operating activities and $39.9 million in cash provided by investing activities, offset by $1.4 million net cash used in financing activities.

Cash flows provided by operations were $21.2 million for the six months ended June 30, 2012, primarily due to our net loss of $8.5 million being adjusted for non-cash items of depreciation and amortization of $18.2 million, stock-based compensation expense of $9.3 million and a net increase in the changes in operating assets and liabilities of $1.5 million.

Cash flows provided by operations were $50.5 million for the six months ended June 30, 2011, primarily due to net income of $22.8 million, adjusted for non-cash items of depreciation and amortization of $13.2 million, stock-based compensation expense of $14.9 million, offset by a net decrease in the changes in operating assets and liabilities of $0.4 million.

Net cash provided by investing activities was $39.9 million for the six months ended June 30, 2012, primarily related to the maturities and sales of short-term investments of $211.5 million, offset by purchases of available-for-sale securities of $134.6 million, cash used of $27.2 million in our acquisition of Zhuhai Entity and related assets from Flextronics, purchases of intangible assets of $3.2 million and purchases of property and equipment of $6.5 million.

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

We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three and six months ended June 30, 2012 and 2011, no impairment charges were recorded.

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of June 30, 2012, we have repurchased approximately 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of June 30, 2012, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash used in financing activities was $1.4 million for the six months ended June 30, 2012 due to a dividend payment of $5.2 million, offset by the issuance of common stock under our employee stock option programs and employee stock purchase plans.

Net cash from financing activities was $5.0 million for the six months ended June 30, 2011 due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and short-term investments currently available, will be sufficient to fund our operations, anticipated DOC growth and acquisition funding needs for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Cash Obligations

	Payments Due by Period
		Less than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter
	(In thousands)
Operating lease obligations	$9,525	$1,767	$7,269	$489	$—
Purchase obligations	200	200	—	—	—

Total	$9,725	$1,967	$7,269	$489	$—

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

We have recognized approximately $4.2 million in the liability for unrecognized tax benefits, including accrued interest and penalties. It is reasonably possible that unrecognized tax benefits will decrease by a range of $0.1 million to $0.2 million during 2012 due to a lapse in a foreign statute of limitations relating to various tax incentives. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

Refer to Note 13 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

Since 2008, Tessera, Inc. has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. In 2011 and 2012, 3LP expanded its advisory services by providing strategic advice to Invensas Corporation and Tessera Intellectual Property Corp. as well. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of our Board of Directors and has a 33.3% ownership interest in 3LP. For the three months ended June 30, 2012 and 2011, we recognized operating expense of $0.9 million and $0.3 million, respectively, related to these engagements. For the six months ended June 30, 2012 and 2011, we recognized operating expense of $1.7 million and $0.6 million, respectively, related to these engagements. At June 30, 2012 and December 31, 2011, the accounts payable balance due to 3LP was $0.4 million and $2.0 million, respectively.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2012 there were no significant changes in our critical accounting policies. See Note 2 — “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K, filed on February 17, 2012.

Recent Accounting Pronouncements

See Note 3 — “Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk in our 2011 Annual Report on Form 10-K, filed on February 17, 2012.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Other than to the extent the proceedings described below have concluded, we cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations or cash flows. The disclosure in this Item 1 updates the disclosure contained in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 3, 2012.

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

On January 4, 2012 the court set a fact discovery cut-off date of January 18, 2013, a hearing on claim construction and certain dispositive motions on December 5, 2013, and a trial date of April 7, 2014. In July 2012, in connection with the filing of back-royalty reports and the payment of back royalties, Tessera, Inc. by stipulation dismissed its cause of action for breach of contract by ChipMOS Technologies, Inc. and ChipMOS U.S.A. and its cause of action for breach of contract by the SPIL entities.

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

On August 17, 2010, the court denied Hynix’s motion for summary adjudication for alleged lack of standing and Hynix’s motion for summary adjudication regarding Tessera Technologies, Inc.’s claims for damages. The court granted Hynix’s motion to dismiss Tessera Technologies, Inc.’s intentional interference claim. At present, no trial date has been set.

Tessera, Inc. v. Motorola, Inc., et. al, Civil Action No. 4:12-cv-00692 (N.D. Cal.)

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

On January 18, 2012, the stay was lifted and the case transferred to the United States District Court for the Northern District of California. On March 1, 2012, the Court ordered the parties to comply with the scheduling order in Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 05-04063 (N.D. Cal.).

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

On December 29, 2009, the ITC issued a Notice of Final Determination holding, among other things, that it would (1) modify the ALJ’s construction of the claim terms “top layer” and “thereon” recited in claim 1 of U.S. Patent No. 5,663,106 (the “106 patent”); (2) reverse the ALJ’s finding that the accused µBGA products do not meet all of the limitations of the asserted claims of the ‘106 patent but affirm his finding that there is no infringement due to patent exhaustion; (3) affirm the ALJ’s finding that the accused wBGA products do not infringe the asserted claims of the ‘106 patent; (4) affirm the ALJ’s validity and domestic industry analyses pertaining to the asserted claims of the ‘106 patent; (5) affirm the ALJ’s finding that the Direct Loading testing methodology employed by Tessera, Inc.’s expert fails to prove infringement; and (6) affirm the ALJ’s finding that the 1989 Motorola OMPAC 68-pin chip package fails to anticipate claims 17 and 18 of U.S. Patent No. 5,679,977 (the “977 patent”) under the on-sale bar provision of 35 U.S.C. § 102(b), but modify a portion of the Initial Determination. A public version of the ITC’s full opinion was issued on February 24, 2010. The ruling by the ITC was appealed, as discussed immediately below. In September 2010, the ‘977 and ‘627 patents expired.

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

On December 28, 2011, Tessera, Inc. filed a petition for certiorari in the U.S. Supreme Court. The U.S. Supreme Court denied the petition for certiorari on May 29, 2012. The ‘630 ITC Action is now concluded.

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

On April 2, 2012, Tessera, Inc. dismissed its counterclaim without prejudice. On May 14, 2012, the plaintiffs in this action dismissed their claims against Tessera, Inc. without prejudice. This proceeding is now concluded.

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

On August 6, 2010, PTI filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On September 30, 2011, the Federal Circuit issued an opinion reversing and remanding the case to the district court, determining that there was declaratory judgment jurisdiction. Tessera, Inc. filed a petition for rehearing on November 14, 2011. The Federal Circuit denied Tessera, Inc.’s petition for rehearing on January 5, 2012. On January 19, 2012, the Federal Circuit issued its judgment and the case was remanded to the district court. On December 15, 2011, the district court case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 11-06121 (N.D. Cal.), discussed below.

The district court held a Case Management Conference on January 4, 2012. The court issued a Minute Order and Case Management Order dated January 4, 2012, setting, among other things, a fact discovery cut-off date of January 18, 2013, and a trial date of April 7, 2014.

On May 16, 2012, the Court entered an order that denied PTI’s motion to strike as to one of Tessera, Inc.’s affirmative defenses, granted PTI’s motion to strike with leave to amend as to several other affirmative defenses asserted by Tessera, Inc., and granted PTI’s motion to strike as to one of Tessera, Inc.’s affirmative defenses, stating that Tessera, Inc. may move to amend to add that defense if circumstances change. Tessera, Inc. filed an amended answer on May 29, 2012.

On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement as of June 30, 2012.

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

On December 15, 2011, the case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 10-00945 (N.D. Cal.), discussed above.

On December 30, 2011, Tessera, Inc. filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted and a special motion to strike pursuant to California’s anti-SLAPP statute. The Court denied Tessera, Inc.’s motions on May 21, 2012.

The district court held a Case Management Conference on January 4, 2012. The court issued a Minute Order and Case Management Order dated January 4, 2012, setting, among other things, a fact discovery cut-off date of January 18, 2013 and a trial date of April 7, 2014.

On June 3, 2012, PTI filed an amended complaint against Tessera, Inc., adding claims for fraud and deceit, patent misuse, and a declaratory judgment interpreting PTI’s license agreement with Tessera, Inc. In addition to the damages sought by PTI’s original complaint, the amended complaint seeks punitive damages for fraud, termination of the Tessera, Inc. license as of September 24, 2010, recovery of all royalties paid on wBGA products since September 24, 2010, and an order “enjoining Tessera, Inc. and directing that Tessera, Inc. may not proceed against any party,… under any Tessera Patent as defined by Exhibit A to the TCC License with all amendments, supplements, and additions through September 28, 2010 until Tessera has first paid PTI all of the royalties paid on wBGA products by PTI since September 24, 2010, presently estimated to be $40 million.” Tessera, Inc. filed a motion to dismiss PTI’s claim for patent misuse and to strike portions of PTI’s claim for fraud on June 19, 2012.

On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement as of June 30, 2012.

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

On March 16, 2011, UTAC Taiwan filed a motion to dismiss the complaint. On March 28, 2012, the Court granted UTAC Taiwan’s motion with leave to amend. On April 19, 2012, Tessera, Inc. filed an amended complaint against UTAC Taiwan alleging in further detail causes of action for breach of contract, declaratory relief and breach of the implied covenant of good faith and fair dealing. The amended complaint seeks the same relief as the original complaint. On May 22, 2012 UTAC Taiwan filed its answer and counterclaim to Tessera, Inc.’s amended complaint. Tessera, Inc. filed its reply to UTAC’s counterclaim, asserting affirmative defenses, on June 21, 2012.

The Court issued its case management order on June 26, 2012, setting the schedule for the case. The Court set January 31, 2013 for initial fact discovery cutoff, and a last date to file dispositive motions of April 5, 2013.

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

On March 19, 2012, Sony filed an Answer to Tessera, Inc.’s Third Amended Complaint and certain Sony parties filed Counterclaims; in its filing, Sony, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337 and alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337. Sony also alleges that Tessera, Inc.’s claims are precluded to the extent any allegedly infringing products are supplied directly or indirectly to Sony by an entity or entities having an express or implied license to the patents-in-suit, to the extent any allegedly infringing products are supplied, directly or indirectly, by Sony to an entity or entities having an express or implied license to the patents-in-suit, and/or to the extent Tessera, Inc.’s claims are otherwise precluded by the doctrine of patent exhaustion. On April 12, 2012, Tessera, Inc. filed an Answer to the Sony parties’ Counterclaims, denying that they are entitled to any relief on their Counterclaims.

On April 20, 2012, Renesas filed an Answer and Counterclaims to Tessera, Inc.’s Third Amended Complaint. In its filing, Renesas, among other things, denies infringement of the ‘106 and ‘337 patents, alleges invalidity of the ‘106 and ‘337 patents under 35 U.S.C. §§ 102, 103, and 112, alleges invalidity of the ‘106 patent for improper double patenting, alleges unenforceability of the ‘106 patent due to inequitable conduct, and alleges that Tessera, Inc. is not entitled to any injunctive relief. On May 14, 2012, Tessera, Inc. filed an Answer to Renesas’s Counterclaims, denying that Renesas is entitled to any relief on its Counterclaims.

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

On June 4, 2012, the Court issued a Case Management Order, setting various case deadlines. Pretrial conference and trial dates have not yet been set.

Reexamination Proceedings

On February 9, 2007 and February 15, 2007, SPIL filed with the U.S. Patent and Trademark Office (“PTO”) requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893, and ex parte reexamination relating to U.S. Patent Nos. 5,679,977, 6,133,627 and 5,852,326. On April 19, 2007, the PTO granted the requests for ex parte reexamination. On May 4, 2007, the PTO granted the requests for inter partes reexamination.

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

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.’s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on July 13, 2010. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.’s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and SPIL filed a Notice of Appeal on June 2, 2011. On November 15, 2011, the Examiner mailed an Examiner’s Answer maintaining all positions set forth in the Right of Appeal Notice issued on May 3, 2011. An oral hearing in the appeal is scheduled for September 19, 2012 at the PTO in Alexandria, VA.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On June 9, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. A Right of Appeal Notice was issued on June 22, 2009. Tessera, Inc. filed a Notice of Appeal on July 22, 2009. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera, Inc. filed a Notice of Appeal on March 3, 2011, and SPIL filed a Notice of Cross Appeal on March 7, 2011. On August 22, 2011, the examiner mailed an examiner’s answer maintaining all positions set forth in the Right of Appeal Notice issued on February 18, 2011. An oral hearing in the appeal is scheduled for September 19, 2012 at the PTO in Alexandria, VA.

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

On April 2, 2008, a request for inter partes reexamination of Tessera, Inc.’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable. A Right of Appeal Notice was issued on February 22, 2010. On July 20, 2010, the PTO issued a Notice of Intent to Issue Inter Partes Reexamination Certificate, canceling the claims subject to reexamination. The reexamination certificate issued on October 26, 2010. On March 22, 2010, Tessera, Inc. filed an application for reissue of the ‘681 patent to further address the matters raised during the reexamination proceedings and to pursue additional claims. On May 22, 2012, the reissue application issued as U.S. Patent No. RE43,404, which included certain amended claims from the ‘681 patent and new claims, and which canceled other claims from the ‘681 patent.

On July 18, 2008, a request for ex parte reexamination of Tessera, Inc.’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. On October 18, 2010, the PTO issued a new final official action. An advisory action was mailed by the PTO on March 17, 2011, finding certain claims patentable and maintaining the remainder of the rejections presented in the October 18, 2010 action. Tessera, Inc. filed a Notice of Appeal on April 18, 2011. On July 6, 2011, Tessera, Inc. filed a petition with the PTO to allow a first reissue application filed with the claims held to be patentable in the present reexamination proceeding, and to merge a second reissue application filed with the claims involved the present reexamination proceeding with the present proceeding. On January 18, 2012, the PTO issued a decision dismissing Tessera, Inc.’s July 6, 2011 petition and suspending the first and second reissue applications pending conclusion of the ex parte reexamination proceeding of U.S. Patent No. 5,663,106. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on February 17, 2012. On July 9, 2012, Tessera, Inc. filed a request for the Board to dismiss the appeal of U.S. Patent No. 5,663,106 and to return the case to the Examiner for issuance of a Notice of Intent to Issue Reexamination Certificate (“NIIRC”) with the presently allowed claims as set forth in the advisory action mailed March 17, 2011. On July 17, 2012, the Board dismissed the appeal and returned the case to the Examiner for further action. On July 30, 2012, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, holding certain claims patentable and canceling certain other claims.

On June 17, 2011, a request for inter partes reexamination of U.S. Patent No. 6,885,106 was filed by Sony Corporation and Sony Electronics, Inc. On September 8, 2011, the PTO granted the request for reexamination. On September 20, 2011, the PTO issued a non-final official action rejecting certain claims and confirming certain claims. Tessera, Inc. filed a Petition under 37 C.F.R. § 1.181 to Withdraw the Pending Office Action and Ultra Vires Requirement for Information (Rule 105 Requirement) on November 11, 2011. Tessera, Inc. then filed a response to the September 20, 2011, non-final official action on December 20, 2011. Sony filed responsive comments on January 19, 2012 with a Petition to waive page limits. The PTO dismissed Tessera, Inc.’s Rule 181 Petition as moot because the PTO accepted Tessera, Inc.’s arguments in the Response regarding the Rule 105 requirement. The PTO found Tessera, Inc.’s response non-compliant for exceeding the page limits in a Notice mailed February 22, 2012. Tessera Inc. filed a Response to the Notice and a Petition to waive page limits March 7, 2012. The PTO granted Tessera Inc.’s and Sony’s separate petitions to waive page limits on April 10, 2012. The PTO issued an Action Closing Prosecution (non-final) on April 17, 2012, which rejected certain claims and confirmed certain claims. Tessera, Inc. filed a Petition to Strike Sony’s Comments on April 23, 2012. Sony opposed on May 1, 2012 by withdrawing from the record the challenged proposed rejections. The PTO denied Tessera, Inc.’s Petition on May 25, 2012 based on Sony’s withdrawal. Tessera, Inc. filed a Response to the Action Closing Prosecution on June 18, 2012. Sony’s Comments were filed on July 18, 2012.

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

Insolvency Proceedings over the Estate of Elpida, Japan, Tokyo District Court, Eighth Civil Division

On March 23, 2012, Elpida Memory, Inc. filed a corporate reorganization proceeding with the Tokyo District Court, Eighth Civil Division. A Delaware Bankruptcy Court entered an order recognizing this foreign bankruptcy proceeding on April 24, 2012 and this order, which effected a limited stay of proceedings against Elpida, its United States subsidiary and down-stream customers, was filed with the Texas A-DATA court on May 3, 2012. On May 20, 2012, Tessera, Inc. timely filed a Proof of Claim in the Japanese proceeding. On July 9, 2012 the insolvency administrator served a Statement of Disapproval of the Proof of Claim. On or before August 17, 2012, Tessera, Inc. may file a complaint with the Tokyo District Court to prove its claim, notwithstanding the Statement of Disapproval. The current deadline for Elpida to file its corporate reorganization plan is August 21, 2012, and so the amount of potential recoveries for claims against Elpida remains unknown.

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

On July 6, 2012, the Tribunal issued a partial award. Among other things, the partial award further interpreted the parties’ agreement, found that certain packages were neither licensed nor royalty bearing under the agreement, found that one of the patents at issue in the arbitration was not valid, that seven of the asserted patents were not infringed by the accused Amkor products, that a subset of accused Amkor products did not infringe two additional asserted patents, and that royalties are due under seven of the patents at issue in the arbitration for certain TCC and related integrated circuit packages. In addition, the Tribunal awarded interest to Tessera, Inc., rejected Amkor’s contention that it is in compliance with the license agreement and that it is a licensee in good standing, rejected Amkor’s claim that Tessera, Inc.’s counterclaims were barred by doctrines of laches, waiver, estoppel, unclean hands or the statute of limitations, rejected Amkor’s request to enjoin Tessera, Inc. from behavior outside the arbitral forum, and agreed that Tessera, Inc. was entitled to and did terminate the license agreement as of February 17, 2011. The Tribunal also found that the parties should bear their own attorney’s fees and costs. The partial award contains additional rulings not summarized here. Further proceedings are expected to be undertaken to ascertain, among other things, the amount due to Tessera, Inc. consistent with the partial award. Tessera, Inc. cannot predict the timing of the damage award(s) that may result.

On July 9, 2012, the Tribunal issued a procedural order noting that Tessera, Inc. previously reserved its claims as to certain patents which have not yet been addressed by the Tribunal, and asking that Tessera, Inc. inform Amkor and the Tribunal within 10 days as to whether it intends to pursue any or all of those reserved claims in this proceeding or whether it intends to dismiss those claims. Tessera, Inc. has notified the Tribunal that it intends to proceed with claims it reserved under three of the previously identified patents.

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

On July 2, 2012, the ICC informed the parties that it had extended the time limit for establishing the terms of reference in this matter until August 31, 2012.

Tessera, Inc. v. Amkor Technology, Inc., Civil Action No. 1:12-cv-00852-SLR (D. Del.)

On July 6, 2012, Tessera, Inc. filed a complaint against Amkor Technology, Inc. in the United States District Court for the District of Delaware. Tessera, Inc.’s complaint alleges that Amkor has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement of, U.S. Patent No. 6,046,076 (the “’076 Patent”). The complaint requests of the Court, among other things, a judgment that Amkor has infringed or will infringe, induce others to infringe, and/or commit acts of contributory infringement of one or more claims of the ’076 Patent; an order that Amkor, its affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, or contributory infringement of the ‘076 Patent; an order that the infringement be adjudged willful and that the damages be increased under 35 U.S.C § 284 to three times the amount found or measured; an order for an accounting; and an award of damages that result from Amkor’s infringing acts, interest on damages, attorneys’ fees and such other and further relief as the Court deems just and proper.

The accused products include, for example and without limitation, infringing vacuum encapsulated and molded underfill semiconductor packages manufactured by Amkor that are not licensed based on the July 5, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., 16 531/VRO.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

From time to time we enter into license agreements that have fixed expiration dates and if, upon expiration or termination, we are unable to renew or relicense such license agreements on terms favorable to us, our results of operations could be harmed.

From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our revenue base. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of revenue for the year ended December 31, 2011 and has since announced that it intends to acquire Elpida Memory Inc., a leading dynamic random access memory (“DRAM”) manufacturer. If we fail to replace the expired Micron Technology, Inc. license agreement, it will have a negative impact on our revenue and our results of operations.

Furthermore, we may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations. While we have expanded our licensable technology portfolio through internal development and patents purchased from third parties, there is no guarantee that these measures will lead to continued royalties. If we fail to continue to do business with our current licensees, our business would be materially adversely affected.

The success of our licensing business is dependent on the quality of our patent portfolios and our ability to create and implement new technologies or expand our licensable technology portfolio through acquisitions.

We derive a significant portion of our revenues from licenses and royalties. The success of our licensing business depends on our ability to continue to acquire and develop high quality patent portfolios. We devote significant resources to sourcing and acquiring patent portfolios and to developing new technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries and we must continue to do so in the future to remain competitive. The competition for acquiring high quality patent portfolios is intense and there is no assurance that we can continue to acquire such patent portfolios on favorable terms. Moreover, developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new or improved technologies in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times from 2012 through 2030. We need to develop or acquire successful innovations and obtain revenue-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations or cash flows.

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

From time to time, our efforts to obtain a reasonable royalty through our sales effort does not result in the prospective customer agreeing to license our patents. In those cases, we generally will use litigation in order to secure payment for past infringement and as means of securing future royalties for the use of our patents in the customer’s products. We also litigate to enforce our other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1 – Legal Proceedings, are examples of disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.

These existing and any future legal actions may harm either or both of our business segments, and may hinder our ability to independently optimize each of them. For example, they could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our other Intellectual Property or DigitalOptics technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Moreover, the timing and results of any of our legal proceedings are not predictable and may vary in any individual proceeding.

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

Even if we prevail in our legal actions, significant contingencies will exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties could be insolvent or decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

From time to time we enter into license agreements that include pricing or payment terms that provide for fluctuations in our quarterly results of operations.

From time to time we enter into license agreements that include pricing or payment terms that result in quarter-to-quarter fluctuations in our revenues, such as volume pricing adjustments. The effect of these terms may also cause our aggregate annual royalty revenues to grow less rapidly than annual growth in overall unit shipments in the applicable end market.

Recent changes to U.S. patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office may adversely impact our business.

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes and proposed changes to the patent laws and proposed changes to the rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act which codifies significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes on our patent portfolio and business have yet to be determined, as the PTO must still implement regulations relating to these changes and the courts have yet to address the new provisions. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, and we may not receive royalties after that time.

Tessera, Inc.’s license agreement with Texas Instruments, Inc. automatically converts to a fully paid-up license on December 31, 2013, assuming that Texas Instruments complies with all terms and conditions of the license agreement up through its expiration. Tessera, Inc.’s license agreements with Samsung Electronics Co, Ltd. and Hynix Semiconductor Inc. each convert to a fully paid-up license after the expiration of its extended term in May 2017. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of Tessera, Inc.’s relevant intellectual property under the terms of the license agreements without further payment, even if relevant patents are still in effect. If we cannot find another source of revenue to replace the revenues from these license agreements converting to fully paid-up licenses, our results of operations following such conversion would be materially adversely affected.

The current DRAM market conditions are challenging, and if such conditions do not improve, it may have a material adverse effect on our business.

Current conditions in the DRAM market are challenging. Prices for many DRAM chips are less than our licensees’ or potential licensees’ variable costs of making that chip. The DRAM market has gone through many cycles of unprofitability, resulting in the bankruptcy, consolidation or discontinuation of DRAM production by many semiconductor companies. For example, Elpida Memory Inc. filed for bankruptcy protection in 2012, and Micron Technology, Inc. has subsequently announced its intent to acquire that entity. We are unable to predict the effect of the current market conditions on our licensees or potential licensees. The poor profitability, bankruptcy, consolidation or discontinuation of DRAM production by any of these companies could have a material adverse effect on our business.

A significant amount of our royalty revenues comes from a few end markets and products, and our business could be harmed if demand for these market segments or products declines.

A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for dynamic random memories, digital signal processors, application-specific standard product semiconductors, application-specific integrated circuits and memory. In addition, we derive substantial revenues from the incorporation of our technology into mobile devices. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues will be reduced significantly and our business would be harmed.

Our revenues are concentrated in a few customers and if we lose any of these customers our revenues could decrease substantially.

We earn a significant amount of our revenues from a limited number of customers. For the three and six months ended June 30, 2012, there were four and two customers, respectively, that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues could decrease substantially. Powertech Technology Inc. (“PTI”), one of our customers that accounted for 10% or more of revenue for the year ended December 31, 2011 filed a complaint against Tessera, Inc. in December of 2011, seeking a declaratory judgment that PTI had the right to terminate its license agreement due to a breach of contract by Tessera, Inc., and subsequently notified Tessera, Inc. in June 2012 of its purported termination of its license agreement. See Part II, Item 1 — Legal Proceedings for additional detail. PTI also notified Tessera, Inc. in its June 2012 letter that PTI will make a final payment under the license agreement in July. If we are not able to continue or to replace the revenue from PTI or if we receive an adverse determination in the litigation with PTI, it could have a substantial adverse impact on our royalty revenue in the near term. In addition, our license agreement with Micron Technology, Inc., our other customer that accounted for 10% or more of revenue for the year ended December 31, 2011, expired in May 2012. If we are not able to enter into a new license agreement with Micron Technology, Inc., it would have a substantial adverse impact on our royalty revenue in the near term.

The long-term success of our Intellectual Property business is dependent on a royalty-based business model, which is inherently risky.

The long-term success of our Intellectual Property business is dependent on future royalties paid to us by licensees. Royalty payments under our licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology. We also have royalty arrangements in which royalties are paid based on a percent of net sales, a per package, or a per unit sold basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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

The future success of our DigitalOptics business depends on our ability to become a vertically integrated camera module supplier.

As part of our DigitalOptics business, we currently derive revenues from licenses to and royalties from our DigitalOptics technologies in consumer electronics, such as mobile phones, digital still cameras, wireless devices, personal computers and other consumer electronics. Our future success depends upon transitioning our image enhancement solutions into the mobile imaging market through delivering revolutionary MEMS actuators and becoming a vertically integrated camera module supplier. Any of the following factors could limit the growth of our DigitalOptics technology, and therefore could have an adverse effect on our business and results of operations:

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

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Consolidation in the semiconductor industry may increase this concentration. For example, Micron Technology, Inc. announced in July 2012 that it intends to acquire Elpida Memory Inc., a leading DRAM manufacturer. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers’ sales and business results. This is also true for the camera module market which is the target market for our DigitalOptics business. In this market, a small number of original equipment manufacturers (“OEMs”) account for a substantial portion of purchases of camera-enabled cell phones and other mobile devices. We have been promoting the adoption of our technologies in this market through the supply chain infrastructure by signing licenses with the sensor, lens and camera manufacturers and assemblers. Consolidation of the OEMs may affect our licensees’ ability to maintain or establish relationships with these OEMs through which they sell products incorporating our DigitalOptics technologies. As a result, our financial results could be materially adversely affected.

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

Further, the laws and enforcement regimes of certain countries do not protect our technology and intellectual property to the same extent as do the laws and enforcement regimes of the U.S. For example, it may be particularly difficult to protect our DigitalOptics technology and intellectual property in our newly acquired manufacturing facility in Zhuhai, China. Therefore, in certain jurisdictions, including China, we may be unable to protect our technology and intellectual property adequately against unauthorized use, which could adversely affect our business.

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

The success of our recently acquired manufacturing facility in Zhuhai, China will depend on our ability to realize the anticipated benefits from integrating the acquired business and assets into our operations.

We may fail to realize the anticipated benefits from our integration of the manufacturing facility and related assets that we acquired in Zhuhai, China from Flextronics International, Ltd. in June 2012 (the “Zhuhai Transaction”) on a timely basis, or at all, for a variety of reasons, including the following:

•	difficulties operating in the People’s Republic of China, where the Company has limited direct prior experience;

•	difficulties integrating the relatively large number of personnel from the acquired business into our human resource processes and programs;

•	failure to maintain relationships with existing suppliers of the acquired business or to obtain alternate sources of supply for such business;

•	failure of existing customers of the acquired business to continue or renew their commercial relationship with us as a result of the acquisition; and

•	failure to integrate our existing DigitalOptics technologies, such as our MEMS solutions, with the manufacturing capabilities of the acquired business.

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

We acquired our first large-scale manufacturing operation in the Zhuhai Transaction. We are also investing in lens design and manufacturing capability. While we have hired personnel with manufacturing and product marketing experience, we do not, as a company, have extensive experience in these areas. Therefore, our relative lack of experience may make it difficult for us to manufacture DigitalOptics products in commercial quantities while meeting the quality, price, engineering, design, and production standards required to profitably market those products. Even if we are successful in integrating and developing our manufacturing capabilities and processes, we do not know whether we will do so in time to satisfy the requirements of customers. Failure to meet the manufacturing requirements of customers, including Tier One OEMs, and the failure to successfully market our products to such customers, would adversely affect our business and results of operations.

Our manufacturing operations could expose us to liabilities and claims that we have not previously experienced, and such operations, as well as our entire DigitalOptics business, could be subject to litigation risks arising from our Intellectual Property business.

Our commencement of large-scale manufacturing operations resulting from the completion of the Zhuhai Transaction could significantly increase the risk that our DigitalOptics business becomes subject to claims of infringement of third-party intellectual property rights. We do not have prior experience in such manufacturing for markets in which third parties may hold a substantial body of patents and other intellectual property rights. Moreover, the risks of third-party infringement claims could be heightened by our need to engage in enforcement activities in our Intellectual Property business, as existing or potential customers of our Intellectual Property business may seek to assert infringement claims against our DigitalOptics business in response to our enforcement activities in our Intellectual Property business. Competitors of our DigitalOptics business would not be subject to such heightened risk of third-party claims, and such claims could adversely affect our DigitalOptics business as well as impair our enforcement ability and results in our Intellectual Property business. Although a separation of our DigitalOptics business might partially abate our heightened vulnerability in this regard, such a separation remains speculative, and there can be no assurance that we ultimately will determine to separate or to be successful in separating such business.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “Risk Factors “section of this report and the following:

•	the timing of and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	fluctuations in our royalties caused by the pricing terms of certain of our license agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	decrease in our revenues caused by price erosion on high performance camera modules incorporating our DigitalOptics technologies;

•	the amount of our product and service revenues;

•	the timing of obtaining design wins and manufacturing plan for our MEMS solutions;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

•	legal proceedings affecting our patents, patent applications or license agreements;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific end markets in which we concentrate;

•	changes in demand for semiconductor capital equipment, digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers;

•	the timing of the conclusion of license agreements;

•	the time it takes to establish new licensing arrangements could be lengthy;

•	the timing of meeting the requirements for revenue recognition under accounting principles;

•	changes in accounting principles; and

•	cyclical fluctuations in semiconductor markets generally.

Due to fluctuations in our operating results, reports from market and security analysts, litigation-related developments, and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

At June 30, 2012, we held approximately $115.4 million in cash and cash equivalents and $359.4 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U.S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3 — “Recent Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements.

The international nature of our business exposes us to financial and regulatory risks that may have a negative impact on our consolidated financial position, results of operations or cash flow, and we may have difficulty protecting our intellectual property in some foreign countries.

We derive a significant portion of our revenues from licensees headquartered outside of the U.S. We have also expanded our operations outside of the U.S. such as our recently acquired manufacturing operation in China and, our research and development facilities in Israel, Ireland and Romania to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

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

We plan to continue the expansion of our operations, domestically and internationally, and may continue to do so through both internal growth and acquisitions. For example, in June 2012, we closed the Zhuhai Transaction. This expansion may strain our systems and management, operational and financial controls and resources. In addition, we are likely to incur higher operating costs. To manage our growth effectively, we must continue to improve and expand our management, systems and financial controls. We also need to continue to expand, train and manage our employee base. We cannot ensure that we will be able to timely and effectively meet demand and maintain the quality standards required by our existing and potential customers and licensees. Furthermore, production orders from customers and licensees of the acquired businesses may decline from historical levels. If we are unable to effectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.

From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. For example, in April 2011, we announced that we are exploring a possible separation of our DigitalOptics business and, in August 2011, we announced closure of our development facility located in Yokohama, Japan. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations or cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers, changes in our workforce and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers or former employees. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that the restructuring, disposal or discontinuance will reduce our operating expenses. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

We may be unable to identify or complete a favorable transaction to separate our DigitalOptics business.

Although as previously announced we are exploring a possible separation of our DigitalOptics business, we have not set a definitive timetable for completing our exploration of strategic alternatives for that business, and there can be no assurance that the process will result in the identification or selection of a transaction, that any transaction that is identified or selected will be completed, or that a completed transaction will be favorable to us and our stockholders. There are numerous hurdles to such a transaction, including the ongoing operating losses of the DigitalOptics business, which make it uncertain whether such business could be operated as a stand-alone company or would attract interest from any potential buyer.

In order to realize our business plan for the DigitalOptics business, we will need to invest a significant amount of capital into our DigitalOptics business and make additional acquisitions.

Even if the manufacturing operation acquired in the Zhuhai Transaction is successfully integrated into our operations, the success of our business plan for the DigitalOptics business, including the goal to become a vertically integrated camera module supplier, will require substantial additional capital expenditures, increased working capital, and additional acquisitions. For example, in July 2012 we announced plans to make an initial $30 million investment to build a lens manufacturing facility in Taiwan. There can be no assurance that our existing capital resources and cash from operations will be sufficient to fund such capital expenditures and make additional acquisitions, and such uncertainty could be compounded if we pursue a separation of our DigitalOptics business, a possibility we announced in April 2011. We may need to raise capital or fund acquisitions through the issuance of debt or equity securities or the sale of assets; however, we may not be able to secure debt financing or equity financing on reasonable terms, if at all. Even if we have or obtain all necessary funding, we may nevertheless be unable to identify and execute suitable acquisitions to grow the DigitalOptics business. If our existing capital resources or cash from operations are not sufficient and we are unable to obtain necessary capital to execute on our DigitalOptics business plan, or to make additional acquisitions, it would adversely affect our business, financial condition and results of operations.

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

Our success depends, in large part, on the continued contributions of our key management, engineering, sales and marketing, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel or restrictions on their post-employment ability to solicit our employees, contractors or customers if key personnel voluntarily terminate their employment. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. Our future success will depend to a significant extent on the ability of our management team to work together effectively.

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

Our effective tax rate depends on our ability to secure the tax benefits of our international corporate structure, on the application of the tax laws of various jurisdictions and on how we operate our business.

Our international corporate structure and intercompany arrangements, including the manner in which we market, develop, use and license our intellectual property, fund our operations and structure transactions with our international subsidiaries, may result in the reduction of our worldwide effective tax rate. Such international corporate structure and intercompany arrangements are subject to examination by the tax authorities of the jurisdictions in which we operate, including the United States. The application of the tax laws of these jurisdictions to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Moreover, such tax laws are subject to change. Tax authorities may disagree with our intercompany transfer pricing arrangements, including our transfer of intangibles, or determine that the manner in which we operate our business does not achieve the intended tax consequences. Additionally, future changes in the tax laws (such as proposed legislation to reform U.S. taxation of international business activities) may have an adverse effect on our international corporate structure and operations. The result of an adverse determination of any of the above items could increase our worldwide effective tax rate and harm our financial position and results of operations.

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

There are numerous risks associated with our acquisitions of businesses, technologies and patents

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
2.1*	Amendment to Stock and Asset Purchase Agreement, dated June 28, 2012, by and among Tessera Technologies, Inc., DigitalOptics Corporation and Flextronics International Ltd.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, dated September 14, 2011 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 16, 2011, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxomony Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2012

Tessera Technologies, Inc.

By:	/s/ Michael Anthofer

Michael Anthofer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1*	Amendment to Stock and Asset Purchase Agreement, dated June 28, 2012, by and among Tessera Technologies, Inc., DigitalOptics Corporation and Flextronics International Ltd.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, dated September 14, 2011 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 16, 2011, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxomony Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.