Form 10-Q
period 2012-09-30
TESSERA TECHNOLOGIES INC
filed 2012-11-07
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 18, 2012, 52,238,052 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$124,954	$55,758
Short-term investments	340,952	436,687
Accounts receivable, net of allowance for doubtful accounts of $43 at each period end	14,083	8,599
Inventories	3,261	1,574
Short-term deferred tax assets	2,032	1,892
Other current assets	23,695	13,664

Total current assets	508,977	518,174

Property and equipment, net	50,987	36,319
Intangible assets, net	126,128	141,326
Goodwill	6,844	—
Long-term deferred tax assets	15,456	18,223
Other assets	10,597	2,484

Total assets	$718,989	$716,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,086	$7,203
Accrued legal fees	7,003	6,110
Accrued liabilities	18,190	20,824
Deferred revenue	4,223	2,610

Total current liabilities	42,502	36,747
Long-term deferred tax liabilities	4,083	4,083
Other long-term liabilities	5,407	5,017

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 52,879 and 52,221 shares issued, respectively, and 52,228 and 51,576 shares outstanding, respectively	53	52
Additional paid-in capital	478,770	462,697
Treasury stock at cost; 651 and 645 shares on common stock at each period end, respectively	(10,588)	(10,505)
Accumulated other comprehensive income	374	24
Retained earnings	198,388	218,411

Total stockholders’ equity	666,997	670,679

Total liabilities and stockholders’ equity	$718,989	$716,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenues:
Royalty and license fees	$60,114	$55,271	$161,563	$182,931
Past production payments	79	—	79	—
Product and service revenues	12,497	4,071	19,145	14,914

Total revenues	72,690	59,342	180,787	197,845

Operating expenses:
Cost of revenues	16,748	5,594	28,105	16,467
Research, development and other related costs	24,615	18,690	72,930	56,088
Selling, general and administrative	24,010	20,432	73,058	62,671
Litigation expense	9,689	9,059	19,905	22,263
Restructuring and other charges	—	2,938	—	4,997
Goodwill impairment	—	49,653	—	49,653

Total operating expenses	75,062	106,366	193,998	212,139

Operating loss	(2,372)	(47,024)	(13,211)	(14,294)
Other income and expense, net	3,725	690	5,380	2,024

Income (loss) before taxes	1,353	(46,334)	(7,831)	(12,270)
Provision for (benefit from) income taxes	2,465	(1,598)	1,778	9,668

Net loss	$(1,112)	$(44,736)	$(9,609)	$(21,938)

Basic and diluted net loss per share:

Net loss per share-basic	$(0.02)	$(0.87)	$(0.19)	$(0.43)

Net loss per share-diluted	$(0.02)	$(0.87)	$(0.19)	$(0.43)

Cash dividends declared per share	$0.10	$—	$0.20	$—

Weighted average number of shares used in per share calculations-basic	52,093	51,364	51,908	50,980

Weighted average number of shares used in per share calculations-diluted	52,093	51,364	51,908	50,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net loss	$(1,112)	$(44,736)	$(9,609)	$(21,938)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-securites, net of tax	204	(601)	350	(349)

Other comprehensive income (loss)	204	(601)	350	(349)

Comprehensive loss	$(908)	$(45,337)	$(9,259)	$(22,287)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(9,609)	$(21,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,164	7,487
Amortization of intangible assets	18,910	12,548
Loss (gain) on disposal of property and equipment, net	(21)	76
Stock-based compensation expense	13,249	20,250
Impairment of goodwill	—	49,653
Deferred income tax, net	(140)	(1,655)
Amortization of premuim/discount on investments	1,132	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,484)	3,560
Inventories	(1,295)	196
Other assets	(9,240)	(360)
Accounts payable	5,883	(370)
Accrued legal fees	893	4,097
Accrued liabilities	(2,603)	(5,831)
Deferred revenue	1,613	(4,329)

Net cash provided by operating activities	23,452	63,384

Cash flows from investing activities:
Purchases of property and equipment	(12,782)	(3,518)
Proceeds from sale of property and equipment	63	2,207
Purchases of short-term available-for-sale investments	(202,387)	(269,167)
Proceeds from maturities and sales of short-term and long-term investments	297,340	230,364
Purchases of intangible assets	(4,412)	(8,494)
Acquisitions, net of cash acquired	(27,173)	—

Net cash provided by (used in) investing activities	50,649	(48,608)

Cash flows from financing activities:
Dividend paid	(10,414)	—
Proceeds from exercise of stock options	1,860	3,180
Proceeds from employee stock purchase program	3,732	4,174
Repurchase of common stock	(83)	—

Net cash provided by (used in) financing activities	(4,905)	7,354

Net increase in cash and cash equivalents	69,196	22,130
Cash and cash equivalents at beginning of period	55,758	69,268

Cash and cash equivalents at end of period	$124,954	$91,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (the “Company”) is a holding company with operating subsidiaries in two segments: Intellectual Property and DigitalOptics .The Intellectual Property business, comprised of engineering, licensing, account administration and litigation teams, generates revenue from manufacturers that use its patented ideas. The DigitalOptics business delivers innovation in imaging and optics with products and capabilities that enable expanded functionality in increasingly smaller devices. DigitalOptics’ miniaturized camera module solutions provide cost-effective, high-quality camera features, including extended depth of field, zoom, image enhancement, optical image stabilization and Micro-Electro Mechanical Systems (“MEMS”) based auto-focus. These technologies can be applied to mobile phones and other consumer electronic products.

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2012 and 2011, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2011 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 17, 2012 (the “Form 10-K”).

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2012 or any future period and the Company makes no representations related thereto.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies with the exception of those described below during the nine months ended September 30, 2012, as compared to the significant accounting policies described in the Form 10-K.

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

Variable Interest Entity

In October 2011, a subsidiary of the Company entered into a limited liability company agreement (“Agreement”) to form a new entity (“Entity”), with the Entity’s primary objective to define strategies and related business plans to accelerate the development and commercialization of the Company’s current and future advanced packaging and interconnect technology. The subsidiary of the Company is the sole contributor of capital to the Entity and has contributed $5.0 million of the total possible capital contribution of up to $5.0 million, as of September 30, 2012. Per the Agreement, all net profits and losses are allocated to such subsidiary of the Company since it is the sole contributor of capital. The Entity has net assets of approximately $2.7 million as of September 30, 2012 which are consolidated with the Company’s operating results.

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

Issued

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which is intended to reduce the complexity and cost of performing a quantitative test for impairment of indefinite-lived intangible assets by permitting an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Trade and other receivables	$14,126	$8,642
Allowance for doubtful accounts	(43)	(43)

	$14,083	$8,599

Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$2,037	$516
Work in process	515	435
Finished goods	709	623

	$3,261	$1,574

Property and equipment, net consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Furniture and office equipment	$39,842	$37,371
Production equipment	32,813	11,589
Land and buildings	21,314	21,314
Leasehold improvements	6,226	5,460

	100,195	75,734
Less: Accumulated depreciation and amortization	(49,208)	(39,415)

	$50,987	$36,319

Accrued liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Employee compensation and benefits	$11,182	$11,852
Other	7,008	8,972

	$18,190	$20,824

Accumulated other comprehensive income consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Unrealized gain on available-for-sale securities, net of tax	$374	$24

	$374	$24

NOTE 5 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
Available-for-sale securities
Corporate bonds and notes	$184,690	$300	$(24)	$184,966
Municipal bonds and notes	94,130	82	(6)	94,206
Commercial paper	50,187	11	(8)	50,190
Treasury and agency notes and bills	30,559	18		30,577
Money market funds	17,329	—	—	17,329
Certificate of deposit	4,507	2	—	4,509

Total available-for-sale securities	381,402	413	(38)	381,777

Reported in:
Cash and cash equivalents				$40,825
Short-term investments				340,952

Total marketable securities				$381,777

	December 31, 2011
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
Available-for-sale securities
Corporate bonds and notes	$168,294	$99	$(322)	$168,071
Municipal bonds and notes	151,887	203	(15)	152,075
Treasury and agency notes and bills	87,684	84	(14)	87,754
Commercial paper	30,899	7	(15)	30,891
Money market funds	13,269	—	—	13,269
Certificate of deposit	9,820	3	(6)	9,817

Total available-for-sale securities	$461,853	$396	$(372)	$461,877

Reported in:
Cash and cash equivalents				$25,190
Short-term investments				436,687

Total marketable securities				$461,877

At September 30, 2012 and December 31, 2011, the Company had $465.9 million and $492.4 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $84.1 million and $30.5 million at September 30, 2012 and December 31, 2011, respectively, was cash held in operating accounts not included in the tables above.

The gross realized gains and losses on sales of marketable securities were not significant during each of the three and nine months ended September 30, 2012 and 2011.

Unrealized gains of $0.4 million, net of tax, as of September 30, 2012, were related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of September 30, 2012 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and nine months ended September 30, 2012 and 2011, respectively, the Company did not record any impairment charges.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at September 30, 2012 and December 31, 2011, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

September 30, 2012	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$36,845	$(24)	$—	$—	$36,845	$(24)
Municipal bonds and notes	17,709	(6)	—	—	17,709	(6)
Commercial paper	25,977	(8)	—		25,977	(8)

Total	$80,531	$(38)	$—	$—	$80,531	$(38)

December 31, 2011	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$96,895	$(322)	$—	$—	$96,895	$(322)
Municipal bonds and notes	21,610	(15)	—	—	21,610	(15)
Commercial Paper	16,402	(15)	—	—	16,402	(15)
Treasury and agency notes and bills	14,391	(14)	—	—	14,391	(14)
Certificate of deposit	3,514	(6)			3,514	(6)

Total	$152,812	$(372)	$—	$—	$152,812	$(372)

The estimated fair value of marketable securities by contractual maturity at September 30, 2012 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$284,495
Due in one to two years	97,282

Total	$381,777

NOTE 6 – BUSINESS COMBINATION

Vista Point Technologies

On June 28, 2012, DigitalOptics Corporation, a subsidiary of Tessera Technologies, Inc., completed its acquisition of certain assets of Vista Point Technologies, a Tier One qualified camera module manufacturing business, from Flextronics International Ltd. for consideration of $29.0 million, net of $11.9 million cash acquired. Approximately $7.6 million of the consideration has been placed in escrow, of which, approximately $7.0 million is subject to delivery of certain additional assets by Flextronics International Ltd. no later than March 31, 2013. The Company intends to use the acquired assets to help build the DigitalOptics segment into a supplier of camera modules in the mobile phone market.

As part of the acquisition, DigitalOptics Corporation Technology Zhuhai Limited (formally known as Vista Point Electronic Technologies (Zhuhai) Co. Ltd.), a company organized under the laws of the People’s Republic of China, was acquired from Flextronics International Ltd. and became an indirect wholly owned subsidiary of the Company. The business combination transaction was accounted for using the purchase method of accounting, with the results of the acquisition included in the DigitalOptics segment as of the acquisition date. This contributed to a purchase price in excess of the fair value of the underlying net assets and identified intangible assets acquired from Flextronics International Ltd. and, as a result, the Company has recorded goodwill in connection with this transaction.

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

	Amount	Estimated Useful Life (Years)
Net tangible assets:
Property and equipment, net	$11,196	1-7
Inventory	392	N/A
Other current assets	870	N/A
Other assets	7,853	N/A

	20,311
Identified intangible assets:
Patents/core technology	900	14
Customer relationships	900	3
Goodwill	6,844	N/A

	8,644

Total purchase price	$28,955

Approximately $20.3 million has been allocated to acquired net tangible assets consisting of property and equipment delivered, and $7.0 million of property and equipment (included in other assets) to be delivered. Approximately $1.8 million has been allocated to amortizable intangible assets acquired.

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of September 30, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$17,329	$17,329	$—	$—
Corporate bonds and notes (2)	184,966	—	184,966	—
Municipal bonds and notes (2)	94,206	—	94,206	—
Treasury and agency notes and bills (2)	30,577	—	30,577	—
Certificate of deposit (2)	4,509	—	4,509	—
Commercial paper (3)	50,190	—	50,190	—

Total Assets	$381,777	$17,329	$364,448	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at September 30, 2012:

(1)	Reported as cash and cash equivalents.
(2)	Reported as short-term investments.
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
(3)	Reported as either cash and cash equivalents or short-term investments

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis. These assets include approximately $18.2 million of property and equipment and $1.8 million in intangible assets that were valued at fair value as part of the Vista Point Technologies acquisition described in Note 6 above. For certain of the property and equipment, the fair value was determined using a cost approach based on the condition, market and functionality of these assets, including physical depreciation and certain obsolescence adjustments. The fair value for these acquired intangible assets was determined using the cost approach and discounted cash flow method. As a result, $0.3 million of property and equipment and the $1.8 million of intangible assets are classified as Level 3.

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

As a result of the Company’s impairment analysis, completed in the fourth quarter of 2011, the Company recorded an impairment charge of goodwill of $49.7 million for the nine months ended September 31, 2011, all of which was included in the DigitalOptics segment. The Company recorded the impairment charge due primarily to the low market price of the Company’s common stock, which resulted in the Company’s market capitalization being significantly lower than the book value of equity for an extended period of time. Accordingly, the carrying value of goodwill was zero at December 31, 2011.

The changes to our goodwill, which are all allocated to the DigitalOptics segment, from December 31, 2011 through September 30, 2012 is reflected below (in thousands):

DigitalOptics
Balance at December 31, 2011	$—
Goodwill acquired through the asset acquisition from Vista Point Technologies	6,844

Balance at September 30, 2012	$6,844

Identified intangible assets consisted of the following (in thousands):

		September 30, 2012			December 31, 2011
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$135,366	$(34,534)	$100,832	$132,553	$(21,901)	$110,652
Existing technology	5-10	54,196	(37,066)	17,130	54,196	(32,032)	22,164
Customer contracts	3-9	12,800	(7,794)	5,006	11,900	(6,808)	5,092
Trade name	4-10	3,620	(2,360)	1,260	3,620	(2,102)	1,518
In-process research and development	Indefinite	1,900	—	1,900	1,900	—	1,900
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,400)	—
Assembled workforce	4	300	(300)	—	300	(300)	—

		$209,582	$(83,454)	$126,128	$205,869	$(64,543)	$141,326

Amortization expense for the three months ended September 30, 2012 and 2011 amounted to $6.2 million and $4.3 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 amounted to $18.9 million and $12.5 million, respectively.

As of September 30, 2012, the estimated future amortization expense of intangible assets, excluding the in-process research and development, is as follows (in thousands):

2012 (remaining 3 months)	$6,153
2013	24,510
2014	22,699
2015	21,366
2016	17,522
Thereafter	31,978

$124,228

There was no impairment of long-lived assets for the three and nine months ended September 30, 2012 and 2011. The Company has incurred significant operating losses from the DigitalOptics segment. If the anticipated future results of the DigitalOptics segment do not materialize as expected, then the related goodwill and intangible assets could be subject to an impairment charge in the future. See Note 14 — “Segment and Geographic Information” for additional detail.

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net loss	$(1,112)	$(44,736)	$(9,609)	$(21,938)
Denominator:
Weighted average common shares outstanding	52,111	51,407	51,927	51,041
Less: Unvested common shares subject to repurchase	(18)	(43)	(19)	(61)

Total shares-basic	52,093	51,364	51,908	50,980
Effect of dilutive securities:
Stock awards	—	—	—	—
Restricted stock awards and units	—	—	—	—

Total shares-diluted	52,093	51,364	51,908	50,980

Net loss per share-basic	$(0.02)	$(0.87)	$(0.19)	$(0.43)

Net loss per share-diluted	$(0.02)	$(0.87)	$(0.19)	$(0.43)

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

For both the three and nine months ended September 30, 2012, all 6.5 million shares of common stock, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

For the three and nine months ended September 30, 2011, all 6.8 million and 6.2 million shares of common stock, respectively, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2012 and December 31, 2011, the Company had repurchased a total of approximately 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2012, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Board adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Board adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the employees of the Company or its subsidiaries at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the employees of the Company or its subsidiaries, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of September 30, 2012, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the employees of the Company or its subsidiaries at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the employees of the Company or its subsidiaries, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of September 30, 2012, there were 4,955,000 shares reserved for future grant under this plan.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2011	6,819	$20.16
Options granted	1,603	$15.56
Options exercised	(127)	$14.70
Options cancelled / forfeited / expired	(1,654)	$23.85

Balance at September 30, 2012	6,641	$18.24

Information with respect to outstanding restricted stock awards and units as of September 30, 2012 is as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2011	730	261	991	$17.60
Awards and units granted	311	133	444	$16.57
Awards and units vested / earned	(208)	(30)	(238)	$17.22
Awards and units cancelled / forfeited	(112)	(248)	(360)	$19.48

Balance at September 30, 2012	721	116	837	$16.35

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

As of September 30, 2012, there were approximately 299,000 shares reserved for grant under the ESPP.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of revenues	$106	$67	$504	$339
Research, development and other related costs	1,326	1,694	4,990	6,548
Selling, general and administrative	2,548	3,598	7,755	13,363

Total stock-based compensation expense	$3,980	$5,359	$13,249	$20,250

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2012 and 2011 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Employee stock options	$2,341	$3,375	$8,251	$12,547
Restricted stock awards and units	1,154	1,494	3,557	6,124
Employee stock purchase plan	485	490	1,441	1,579

Total stock-based compensation expense	$3,980	$5,359	$13,249	$20,250

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

The following assumptions were used to value the options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Expected life (in years)	3.7	3.7	3.7	3.7
Risk-free interest rate	0.5%	0.7%	0.5 - 0.8%	0.7 - 1.8%
Dividend yield	2.7%	0.0%	2.2 - 2.7%	0.0%
Expected volatility	48.5%	76.5%	48.5 - 66.4%	76.3 - 76.7%

NOTE 12 – INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2012 was $2.5 million and $1.8 million, respectively, which were comprised of domestic income tax and foreign income and withholding taxes. The benefit from income taxes for the three months ended September 30, 2011 was $1.6 million and the provision for income taxes for the nine months ended September 30, 2011 was $9.7 million, which were comprised of domestic income tax and foreign income and withholding taxes as offset by a tax benefit for the impairment of tax-deductible goodwill. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected for the year is based on actual taxes and tax reserves for the quarter. The increase in the income tax provision for the three months ended September 30, 2012 as compared to the same period in the prior year is largely attributable to income generated during the three months ended September 30, 2012 as compared to the loss generated in the three months ended September 30, 2011. The decrease in the income tax provision for the nine months ended September 30, 2012 as compared to the same period in the prior year is attributable to the greater loss incurred in the current year as compared to the prior year’s income before considering the non-tax-deductible goodwill impairment for which the Company does not receive a tax benefit.

As of September 30, 2012, unrecognized tax benefits approximated $3.9 million, of which $2.6 million would affect the effective tax rate if recognized. At December 31, 2011, unrecognized tax benefits were $3.8 million of which $2.5 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $0.1 million to $0.2 million in the next 12 months due to the expected lapse of a foreign statute of limitation relating to tax incentives and the conclusion of a foreign tax examination.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2012 and 2011, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. At September 30, 2012 and December 31, 2011, the Company has accrued $0.4 million and $0.3 million, respectively, of interest and penalties related to unrecognized tax benefits.

At September 30, 2012, the Company’s 2007 through 2011 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company is currently under Internal Revenue Service examination related to its 2008 and 2009 tax returns, under review in Israel on a 2007 subsidiary liquidation and in Ireland on the 2010 R&D tax credit claim. The Company is not currently under state income tax examination.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

The Company and its subsidiaries lease office and research facilities and office equipment under operating leases which expire at various dates through 2018. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. In addition, the Company and its subsidiaries have agreements containing non-cancelable, non-refundable payment terms with third parties to purchase equipment and services. Rent expense for the three months ended September 30, 2012 and 2011, was $1.1 million and $0.8 million, respectively. Rent expense for the nine months ended September 30, 2012 and 2011, was $2.8 million and $2.4 million, respectively.

As of September 30, 2012, future minimum lease payments and purchase obligations are as follows (in thousands):

	Lease Obligations	Purchase Obligations	Total
2012 (remaining 3 months)	$958	$6,665	$7,623
2013	4,782	1,027	5,809
2014	4,014	—	4,014
2015	2,732	—	2,732
2016	1,668	—	1,668
Thereafter	1,454	—	1,454

	$15,608	$7,692	$23,300

Contingencies

The Company cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:10-00945-CW (N.D. Cal.) and U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489

On March 5, 2010, Powertech Technology Inc. (“PTI”) filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera, Inc.’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries, Co., Ltd v. Tessera, Inc., Civil Action No. 4:08-cv-03667-CW (N.D. Cal.), and assigned to the judge presiding over that action.

On April 1, 2010, Tessera, Inc. filed a motion to dismiss the complaint for lack of subject matter jurisdiction. On June 1, 2010, the judge granted Tessera, Inc.’s motion, and dismissed the action.

On June 29, 2010, PTI filed a motion seeking reconsideration of the June 1, 2010 order dismissing the action. On August 3, 2010, PTI’s motion was denied.

On August 6, 2010, PTI filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On September 30, 2011, the Federal Circuit issued an opinion reversing and remanding the case to the district court, determining that there was declaratory judgment jurisdiction. Tessera, Inc. filed a petition for rehearing on November 14, 2011. The Federal Circuit denied Tessera, Inc.’s petition for rehearing on January 5, 2012. On January 19, 2012, the Federal Circuit issued its judgment and the case was remanded to the district court. On December 15, 2011, the district court case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:11-06121-CW (N.D. Cal.), discussed below.

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

On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement as of June 30, 2012.

On July 30, 2012, Tessera, Inc. provided PTI with a covenant not to sue, or otherwise hold liable, PTI or its customers under certain claims of U.S. Patent No. 5,663,106 in connection with certain PTI-manufactured products.

On August 9, 2012, Tessera, Inc. moved for summary judgment on the ground that as a matter of law no case or controversy exists sufficient to support PTI’s claims because of the covenant and because the parties’ rights and obligations do not turn on infringement or validity of the Tessera, Inc. patent that forms the basis of PTI’s claims.

On September 18, 2012, the Patent Office issued an ex parte reexamination certificate in which certain original claims were cancelled from U.S. Patent No. 5,663,106, and certain new claims were added.

On October 1, 2012, Tessera, Inc. provided PTI with a supplemental covenant not to sue, which among other things, extended the covenant to PTI’s subsidiaries and made clear that Tessera, Inc. will not contend that PTI is obligated to pay royalties based on infringement of U.S. Patent No. 5,663,106.

On October 2, 2012, PTI filed a motion for entry of judgment under Federal Rule of Civil Procedure 54(b) asking the court to enter judgment that certain claims of U.S. Patent No. 5,663,106 that were subject to reexamination are invalid.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:11-0612-CW (N.D. Cal.)

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

On December 15, 2011, the case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:10-00945-CW (N.D. Cal.), discussed above.

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

On June 3, 2012, PTI filed an amended complaint against Tessera, Inc., adding claims for fraud and deceit, patent misuse, and a declaratory judgment interpreting PTI’s license agreement with Tessera, Inc. In addition to the damages sought by PTI’s original complaint, the amended complaint seeks punitive damages for fraud, termination of the Tessera, Inc. license as of September 24, 2010, recovery of all royalties paid on wBGA products since September 24, 2010, and an order “enjoining Tessera, Inc. and directing that Tessera, Inc. may not proceed against any party,… under any Tessera Patent as defined by Exhibit A to the TCC License with all amendments, supplements, and additions through September 28, 2010 until Tessera has first paid PTI all of the royalties paid on wBGA products by PTI since September 24, 2010, presently estimated to be $40 million.” Tessera, Inc. filed a motion to dismiss PTI’s claim for patent misuse and to strike portions of PTI’s claim for fraud on June 19, 2012. On August 10, 2012, the Court granted in part and denied in part Tessera, Inc.’s motion, specifically dismissing the patent misuse claim and striking the fraud claim, and granted PTI leave to file an amended and supplemental complaint.

On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement as of June 30, 2012.

On August 24, 2012, PTI filed a third amended complaint. In addition to the claims and recovery alleged in its earlier complaints, the third amended complaint contained an amended fraud claim and an amended patent misuse claim. The new fraud claim sought damages at least in the amount of the royalty payments made to Tessera, Inc. after December 7, 2007, and punitive damages. The new patent misuse claim asked for declarations that Tessera has engaged in patent misuse, that the agreement is unenforceable against PTI until Tessera, Inc. has purged the patent misuse, and that the Tessera, Inc. patents are unenforceable against PTI until Tessera, Inc. has purged the patent misuse. Tessera, Inc. answered that complaint on September 10, 2012. Also on September 10, 2012, Tessera, Inc. filed counterclaims against PTI for breach of contract, breach of the implied covenant, fraud, negligent misrepresentation, declaratory judgment of indemnification, and declaratory judgment regarding PTI’s asserted termination of the agreement.

On July 20, 2012, PTI filed a motion for summary judgment on PTI’s first claim for relief in this case. On August 9, 2012, Tessera, Inc. filed an opposition to PTI’s motion and filed its own motion for summary judgment on PTI’s first, second and third claims on the ground, among others, that under the unambiguous language of the agreement Tessera, Inc. did not breach the agreement by filing and pursing its claims in the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”).

On September 20, 2012, the court heard arguments on PTI’s July 20, 2012 summary judgment motion and Tessera, Inc.’s August 9, 2012 summary judgment motions and took the motions under submission. On October 2, 2012, the parties stipulated to the court’s taking the motions off calendar, and that same day, the court entered an order taking the motions off calendar until such date as the court determines the motions should be decided or the presently-set date for hearing summary judgment motions of December 5, 2013.

On Oct. 23, 2012, the Court granted PTI leave to file its fourth amended and supplemental complaint.

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

The Intellectual Property segment is managed by Tessera Intellectual Property Corp., including managing the patent, licensing and litigation portfolios of Tessera, Inc. and Invensas Corporation. The Company’s Intellectual Property segment, comprised of reverse engineering, licensing, account administration and legal teams, generates revenue from manufacturers for the use of its patented ideas. Included in the Intellectual Property segment are a number of advanced technology research and development programs.

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

The following table sets forth the Company’s segment revenues, operating expenses and operating loss for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenues:
Intellectual Property Segment:
Royalty and license fees	$57,721	$50,312	$149,723	$164,414
Past production payments	79	—	79	—
Product and service revenues	66	—	66	—

Total Intellectual Property revenues	57,866	50,312	149,868	164,414

DigitalOptics Segment:
Royalty and license fees	2,393	4,959	11,840	18,517
Product and service revenues	12,431	4,071	19,079	14,914

Total DigitalOptics revenues	14,824	9,030	30,919	33,431

Total revenues	72,690	59,342	180,787	197,845

Operating expenses:
Intellectual Property Segment	25,533	23,736	68,858	59,269
DigitalOptics Segment	38,154	71,803	89,428	116,910
Corporate Overhead	11,375	10,827	35,712	35,960

Total operating expenses	75,062	106,366	193,998	212,139

Operating income (loss):
Intellectual Property Segment	32,333	26,576	81,010	105,145
DigitalOptics Segment	(23,330)	(62,773)	(58,509)	(83,479)
Corporate Overhead	(11,375)	(10,827)	(35,712)	(35,960)

Total operating loss	$(2,372)	$(47,024)	$(13,211)	$(14,294)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
U.S.	$29,155	40%	$17,319	29%	$74,127	41%	$54,226	27%
Korea	14,181	20%	12,058	20%	33,660	19%	37,582	19%
China	11,057	15%	1,386	2%	14,446	8%	4,718	2%
Taiwan	8,291	11%	17,358	29%	26,417	15%	57,120	29%
Japan	5,608	8%	5,893	10%	19,566	11%	24,355	12%
Other Asia	3,219	4%	2,375	4%	7,535	4%	7,940	4%
Europe and other	1,179	2%	2,953	5%	5,036	3%	11,904	6%

	$72,690	100%	$59,342	100%	$180,787	100%	$197,845	100%

For the three months ended September 30, 2012, four customers each accounted for 10% or more of total revenues. For the nine months ended September 30, 2012, two customers each accounted for 10% or more of total revenues. For the three months ended September 30, 2011, three customers each accounted for 10% or more of total revenues. For the nine months ended September 30, 2011, two customers each accounted for 10% or more of total revenues.

As of September 30, 2012 and December 31, 2011, property and equipment, net, by geographical area are presented below (in thousands):

	September 30, 2012	December 31, 2011
U.S.	$37,067	$35,082
China	9,624	—
Other	4,296	1,237

Total	$50,987	$36,319

NOTE 15 – RELATED PARTY TRANSACTION

Since 2008, Tessera, Inc. has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. In 2011 and 2012, 3LP expanded its advisory services by providing strategic advice to Invensas Corporation and Tessera Intellectual Property Corp. as well. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of the Board and has a non-majority ownership interest in 3LP. For the three months ended September 30, 2012 and 2011, the Company recognized operating expense of $0.4 million and $0.5 million, respectively, related to these engagements. For both the nine months ended September 30, 2012 and 2011, the Company recognized operating expense of $2.1 million, related to these engagements. At September 30, 2012 and December 31, 2011, the accounts payable balance due to 3LP was $0.2 million and $2.0 million, respectively.

NOTE 16 – RESTRUCTURING AND OTHER CHARGES

In January 2011, the Company announced a reorganization of its DigitalOptics segment to focus on key growth opportunities including extended depth of field (“EDoF”), Zoom and MEMS-based auto-focus and a reduction of DigitalOptics employees by up to 15% of the Company’s worldwide employee base along with certain headquarters support functions. In August 2011, the Company announced a commitment to undertake a workforce reduction at its Yokohama, Japan development facility and to close that facility in order to optimize the Company’s operations. Expenses incurred as a result of these activities consisted of severance, costs related to the continuation of certain employee benefits and expenses related to the closure of the facility and termination of the operating lease, and are recorded in restructuring and other charges on the statement of operations. Total restructuring and other charges related to these activities was $2.9 million as of September 30, 2011 and $5.2 million as of December 31, 2011, all of which were expensed in the year ended December 31, 2011. The activities were completed in the first quarter of 2012.

NOTE 17 – SUBSEQUENT EVENT

On October 31, 2012, the Board declared a cash dividend of $0.10 per share of common stock for the fourth quarter, payable on December 13, 2012, for the stockholders of record at the close of business on November 22, 2012.

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

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, our ability to become a leading supplier of camera modules in the mobile phone market, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing our common stock pursuant to the authorization of our Board of Directors, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

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

Our Intellectual Property segment is managed by Tessera Intellectual Property Corp., including managing the patent and licensing portfolios of our subsidiaries, Tessera, Inc. and Invensas Corporation (“Invensas”). Our Intellectual Property business, comprised of reverse engineering, licensing, account administration and litigation teams, generates revenue from manufacturers that use its patented ideas. Included in the Intellectual Property segment are a number of advanced technology research and development programs.

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

Intellectual Property Segment

Our intellectual property segment owns patents principally in the fields of semiconductor packaging and semiconductor circuitry. Many of these patents were purchased from third parties and a significant number of these patents are the result of internal research and development investments. The intellectual property business has licensed these patented ideas to manufacturers that use these ideas, typically on a running per unit royalty basis. Our intellectual property business is also pursuing legal damages for infringement of its patents by manufacturers that we believe use our patented ideas but did not license the right to use our patented ideas.

DigitalOptics Segment

DigitalOptics offers four main categories of products or solutions: actuator technologies, image enhancement solutions, wafer-level optics, and conventional camera modules. DOC’s solutions help meet growing consumer demand for smaller size, lower cost and greater functionality in mobile phones and other consumer electronic products.

Actuator technologies:

DOC’s silicon solutions improve image quality and enhance, extend and simplify picture taking for mobile and portable camera devices. One example is DOC’s MEMS solutions, which offer superior auto-focus and shutter capabilities in a low power, small form factor solution for continuous focus video, saving time and money. MEMS Auto-Focus (“AF”) actuator uses MEMS technology to precisely position and move a lens inside the camera optics to focus. Positioning precision and repeatability capabilities are achieved through DOC’s unique and proprietary MEMS silicon designs.

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

Camera Modules:

DOC produces camera modules at its camera module assembly facility located in Zhuhai, China.

Results of Operations

Acquisitions

We have grown our business partly through acquisitions. On June 28, 2012, DOC acquired from Flextronics International Ltd. (“Flextronics”) all the outstanding equity interests in DigitalOptics Corporation Technology Zhuhai Co., Ltd. (formerly known as Vista Point Electronic Technologies (Zhuhai) Co. Ltd.), a company organized under the laws of the People’s Republic of China (the “Zhuhai Entity”), and acquired certain other assets from Flextronics related to its camera module business (collectively, the “Zhuhai Transaction”). The costs incurred related to the Zhuhai Transaction during the three and nine months ended September 30, 2012 have been included in the following discussion. As a result of the Zhuhai Transaction, we anticipate that we will need to make substantial additional capital expenditures and employ additional working capital in order to succeed in our business plans for the DigitalOptics segment. We also anticipate that we will incur greater operating expenses in future periods, due to the manufacturing operations and additional personnel acquired with the Zhuhai Entity.

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

From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of total revenues for the year ended December 31, 2011 and has since entered into a definitive sponsor agreement to acquire and support Elpida Memory, Inc., a leading dynamic random access memory (“DRAM”) manufacturer, which is expected to close in the first half of 2013 subject to numerous closing conditions and approvals. While our revenues for the third quarter of 2012 include a payment from Micron Technology, Inc. for the stub period prior to the expiration of the license agreement, if we fail to replace the expired Micron Technology, Inc. license agreement, it will have a negative impact on our revenue and our results of operations.

Tessera, Inc. is in litigation with Powertech Technology Inc. (“PTI”), a customer representing 10% or more of our revenue in 2011, as described in Part II, Item 1 — Legal Proceedings . In June 2012, PTI notified Tessera, Inc. of its purported termination of its license agreement with Tessera, Inc. and that PTI will make a final payment under the license agreement in July 2012. If we are not able to replace the revenue from PTI or if we receive an adverse determination in the litigation with PTI, it could have a substantial adverse impact on our royalty revenue in the near term.

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

The following table sets forth our operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenues:
Royalty and license fees	83%	93%	89%	93%
Past production payments (1)	—	—	—	—
Product and service revenues	17	7	11	7
Total revenues	100	100	100	100
Operating expenses:
Cost of revenues	23	9	16	8
Research, development and other related costs	34	32	40	28
Selling, general and administrative	33	34	40	32
Litigation expense	13	15	11	11
Restructuring charges	—	5	—	3
Impairment of goodwill	—	84	—	25
Total operating expenses	103	179	107	107
Operating loss	(3)	(79)	(7)	(7)
Other income and expense, net	5	1	3	1
Income (loss) before taxes	2	(78)	(4)	(6)
Provision for (benefit from) income taxes	3	(3)	1	5

Net loss	(2)%	(75)%	(5)%	(11)%

(1)	Past production payments consist of royalty payments for the use of our technology or intellectual property in the past by new licensees that make such payments as part of a settlement of a patent infringement dispute.

The following table sets forth our revenues by type (in thousands, except for percentages):

	Three Months Ended
	September 30,		September 30,		Increase	%
	2012		2011		(Decrease)	Change
Royalty and license fees	$60,114	83%	$55,271	93%	$4,843	9%
Past production payments	79	—	—	—	79	n/a
Product and service revenues	12,497	17	4,071	7	8,426	207

Total revenues	$72,690	100%	$59,342	100%	$13,348	22%

	Nine Months Ended
	September 30,		September 30,		Increase	%
	2012		2011		(Decrease)	Change
Royalty and license fees	$161,563	89%	$182,931	93%	$(21,368)	(12)%
Past production payments	79	—	—	—	79	n/a
Product and service revenues	19,145	11	14,914	7	4,231	28

Total revenues	$180,787	100%	$197,845	100%	$(17,058)	(9)%

Total revenue for the three and nine months ended September 30, 2012 was $72.7 million and $180.8 million, respectively, compared to $59.3 million and $197.8 million for the same periods in the prior year. See “Segment Operating Results” below for an explanation of the changes in revenue as compared between the reporting periods.

Cost of Revenues

Cost of revenues primarily consists of materials and supplies, direct compensation, amortization of intangible assets related to acquired technologies, and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies, the product and service revenues component of total revenues, the mix of product sales to semiconductor, optics and communications industries and the timing of property and equipment being placed in service. We anticipate our cost of revenues will increase as our product mix includes more products and services while we grow our DigitalOptics business through the manufacturing operations we acquired in June 2012 through the Zhuhai Transaction.

Cost of revenues for the three months ended September 30, 2012 was $16.7 million, as compared to $5.6 million for the three months ended September 30, 2011, an increase of $11.1 million, or 199%. Cost of revenues for the nine months ended September 30, 2012 was $28.1 million, as compared to $16.5 million for the nine months ended September 30, 2011, an increase of $11.6 million, or 71%. The increases as compared to the same periods in 2011 resulted from increases in equipment, materials and supplies, depreciation and amortization of acquired intangible assets, and personnel related expenses, of which relate primarily to the increased product revenues driven by the operations acquired in the Zhuhai Transaction.

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

Research, development and other related costs for the three months ended September 30, 2012 were $24.6 million, as compared to $18.7 million for the three months ended September 30, 2011, an increase of $5.9 million, or 32%. The increase was primarily due to increases in personnel related expenses of $2.2 million, in material costs of $2.0 million, in consulting fees of $0.4 million and in amortization of intangible assets of $0.5 million, offset by a decrease in stock-based compensation expense of $0.4 million. Research, development and other related costs for the nine months ended September 30, 2012 were $72.9 million, as compared to $56.1 million for the nine months ended September 30, 2011, an increase of $16.8 million, or 30%. The increase was primarily due to increases in personnel related expenses of $5.0 million, in material costs of $4.8 million, in consulting fees of $2.5 million and in amortization of intangible assets of $1.7 million, offset by a decrease in stock-based compensation expense of $1.6 million.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2012 were $24.0 million, as compared to $20.4 million for the three months ended September 30, 2011, an increase of $3.6 million, or 18%. The increase was primarily attributable to increases in outside services and legal fees of $1.6 million, in amortization of intangible assets of $1.3 million, in personnel related expenses of $0.7 million and in facility and insurance expense of $0.3 million, offset by a decrease in stock-based compensation expense of $1.1 million. SG&A expenses for the nine months ended September 30, 2012 were $73.1 million, as compared to $62.7 million for the nine months ended September 30, 2011, an increase of $10.4 million, or 17%. The increase was primarily attributable to increases in outside service and legal fees of $7.8 million which were related to our acquisition activities, in amortization of intangible assets of $3.9 million and in personnel related expenses of $2.1 million, offset by a decrease in stock-based compensation expense of $5.6 million.

Litigation Expense

Litigation expense for the three months ended September 30, 2012 was $9.7 million, as compared to $9.1 million for the three months ended September 30, 2011, an increase of $0.6 million, or 7%. Litigation expense for the nine months ended September 30, 2012 was $19.9 million, as compared to $22.3 million for the nine months ended September 30, 2011, a decrease of $2.4 million, or 11%. The decrease in the year to date costs was primarily attributable to the decrease in case activities in our docket of legal proceedings. The case management orders in a number of proceedings have delayed the timing of costs that will be incurred in those proceedings until the end of 2012, 2013 and 2014.

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

Impairment of Goodwill

In 2011, we recorded an impairment charge of goodwill of $49.7 million due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time. Refer to Note 8 — “Goodwill and Identified Intangible Assets” of the Notes to Condensed Consolidated Financial Statements for additional details.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of revenues	$106	$67	$504	$339
Research, development and other related costs	1,326	1,694	4,990	6,548
Selling, general and administrative	2,548	3,598	7,755	13,363

Total stock-based compensation expense	$3,980	$5,359	$13,249	$20,250

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2012 and 2011 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Employee stock options	$2,341	$3,375	$8,251	$12,547
Restricted stock awards and units	1,154	1,494	3,557	6,124
Employee stock purchase plan	485	490	1,441	1,579

Total stock-based compensation expense	$3,980	$5,359	$13,249	$20,250

Stock-based compensation awards included employee stock options, restricted stock awards and units and employee stock purchases. Stock-based compensation expense for the three months ended September 30, 2012 and 2011 was $4.0 million and $5.4 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2012 and 2011 was $13.2 million and $20.3 million, respectively. The overall decrease from the three and nine months ended September 30, 2011 was primarily related to decreases resulting from fully amortized expense as shares become vested, forfeitures of restricted stock awards and units, and lower expenses related to modification of stock awards. Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.

Other Income and Expense, Net

Other income and expense, net for the three months ended September 30, 2012 was $3.7 million, as compared to $0.7 million, for the three months ended September 30, 2011. Other income and expense, net for the nine months ended September 30, 2012 was $5.4 million, as compared to $2.0 million, for the nine months ended September 30, 2011. The increases were mainly due to the portion of the payment from Amkor related to the International Court of Arbitration of the International Chamber of Commerce interim award in favor of Tessera, Inc. that was recorded as interest income.

Provision for (benefit from) Income Taxes

The provision for income taxes in the three and nine months ended September 30, 2012 of $2.5 million and $1.8 million, respectively, was largely comprised of domestic income tax and foreign income tax and withholding taxes. The benefit from income taxes for the three months ended September 30, 2011 was $1.6 million and the provision for income taxes for the nine months ended September 30, 2011 was $9.7 million, which were comprised of domestic income tax and foreign income and withholding taxes as offset by a tax benefit for the impairment of tax-deductible goodwill. The increase in the income tax provision for the three months ended September 30, 2012 as compared to the same period in the prior year is largely attributable income generated during the current period as compared to the loss generated in the third quarter last year. The decrease in the income tax provision for the nine months ended September 30, 2012 as compared to the same period in the prior year is attributable to the greater loss incurred in the current year as compared to the prior year’s income before considering the nontax-deductible goodwill impairment for which we do not receive a tax benefit.

Segment Operating Results

We have two reportable segments: Intellectual Property and DigitalOptics. In addition to these reportable segments, the Corporate Overhead category includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

The costs incurred related to the Zhuhai Transaction and the related ongoing operations during the three and nine months ended September 30, 2012 have been included in the results for the DigitalOptics segment, as the acquired business and assets have been included in that segment.

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 14 — “Segment and Geographic Information ” of the Notes to Condensed Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting.

The following table sets forth our segments’ revenues, operating expenses and operating loss for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenues:
Intellectual Property Segment:
Royalty and license fees	$57,721	$50,312	$149,723	$164,414
Past production payments	79	—	79	—
Product and service revenues	66	—	66	—

Total Intellectual Property revenues	57,866	50,312	149,868	164,414
DigitalOptics Segment:
Royalty and license fees	2,393	4,959	11,840	18,517
Product and service revenues	12,431	4,071	19,079	14,914

Total DigitalOptics revenues	14,824	9,030	30,919	33,431

Total revenues	72,690	59,342	180,787	197,845

Operating expenses:
Intellectual Property Segment	25,533	23,736	68,858	59,269
DigitalOptics Segment	38,154	71,803	89,428	116,910
Corporate Overhead	11,375	10,827	35,712	35,960

Total operating expenses	75,062	106,366	193,998	212,139
Operating income (loss):
Intellectual Property Segment	32,333	26,576	81,010	105,145
DigitalOptics Segment	(23,330)	(62,773)	(58,509)	(83,479)
Corporate Overhead	(11,375)	(10,827)	(35,712)	(35,960)

Total operating loss	$(2,372)	$(47,024)	$(13,211)	$(14,294)

Revenues and operating income amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended September 30, 2012, Corporate Overhead expenses were $11.4 million as compared to $10.8 million for the three months ended September 30, 2011. The increase of $0.6 million was mainly attributable to increases in consulting expense of $0.6 million, in depreciation expense of $0.2 million, in facilities and insurance expense of $0.2 million, and in personnel costs of $0.2 million. These increases were partially offset by a decrease of $0.7 million in stock-based compensation expense.

For the nine months ended September 30, 2012, Corporate Overhead expenses were $35.7 million as compared to $36.0 million for the nine months ended September 30, 2011. The decrease of $0.3 million was mainly attributable to a decrease of $4.9 million in stock based compensation partially offset by increases in consulting expense of $3.7 million, in depreciation of $0.2 million, and in facilities and insurance of $0.5 million.

Intellectual Property Segment

	Three Months Ended				Nine Months Ended
	September 30,	September 30,	Increase	%	September 30,	September 30,	Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Revenues:
Intellectual Property:
Royalty and license fees	$57,721	$50,312	$7,409	15%	$149,723	$164,414	$(14,691)	(9)%
Past production payments	79	—	79	n/a	79	—	79	n/a
Product and service revenues	66	—	66	n/a	66	—	66	n/a

Total Intellectual Property revenues	57,866	50,312	7,554	15	149,868	164,414	(14,546)	(9)
Operating expenses:
Cost of revenues	193	195	(2)	(1)	696	602	94	16
Research, development and other related costs	7,283	7,018	265	4	24,977	21,166	3,811	18
Selling, general and administrative	8,377	4,542	3,835	84	23,044	12,146	10,898	90
Litigation expense	9,680	9,043	637	7	20,141	22,242	(2,101)	(9)
Restructuring charges	—	2,938	(2,938)	n/a	—	3,113	(3,113)	n/a

Total operating expenses	25,533	23,736	1,797	8	68,858	59,269	9,589	16

Total operating income	$32,333	$26,576	$5,757	22%	$81,010	$105,145	$(24,135)	(23)%

Intellectual Property revenues consist primarily of royalties received from our licensees. For the three months ended September 30, 2012, Intellectual Property revenues were $57.9 million as compared to $50.3 million for the three months ended September 30, 2011, an increase of $7.6 million, or 15%. The overall increase in revenues in the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to $19.9 million payment from Amkor ($16.7 million of the payment was recorded as royalties and the balance as interest income) related to the interim award by the International Court of Arbitration of the International Chamber of Commerce , partially offset by PTI’s declining payments, the expiration of Micron’s license and lower unit volumes reported by other customers.

For the nine months ended September 30, 2012, Intellectual Property revenue was $149.9 million, compared to $164.4 million in the first nine months of the prior year, which included a nonrecurring $1.0 million license fee. The overall decrease of $14.5 million or 9%, in revenues in the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to PTI’s declining payments, the expiration of Micron’s license and lower unit volumes reported by other customers, partially offset by the $19.9 million payment from Amkor ($16.7 million of the payment was recorded as royalties and the balance as interest income) related to the interim award by the International Court of Arbitration of the International Chamber of Commerce and by license and royalty payments of approximately $9.4 million related to audits.

Operating expenses for the three months ended September 30, 2012 were $25.5 million and consisted primarily of research, development and other related costs of $7.3 million, SG&A expenses of $8.4 million and litigation expense of $9.7 million. The increase of $1.8 million, or 8%, in total operating expense as compared to $23.7 million for the three months ended September 30, 2011, was primarily attributable to increases in amortization of intangible assets of $2.1 million, in consulting fees of $1.0 million, and in litigation expense of $0.6 million. These increases were partially offset by the restructuring charges that occurred in the third quarter of 2011.

Operating expenses for the nine months ended September 30, 2012 were $68.9 million and consisted primarily of research, development and other related costs of $25.0 million, SG&A expenses of $23.0 million and litigation expense of $20.1 million. The increase of $9.6 million, or 16%, in total operating expense as compared to $59.3 million for the nine months ended September 30, 2011, was primarily attributable to increases in amortization of intangible assets of $6.7 million, in consulting fees of $4.7 million, and in patent prosecution, application and examination expenses of $2.2 million, offset by a decrease in litigation expense of $2.1 million and by the restructuring charges that occurred in the nine months ended September 30, 2011.

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

Operating income for the three months ended September 30, 2012 and 2011 was $32.3 million and $26.6 million, respectively, which represented an increase of $5.8 million, or 22%, for the reasons stated above. Operating income for the nine months ended September 30, 2012 and 2011 was $81.0 million and $105.1 million, respectively, which represented a decrease of $24.1 million, or 23%, for the reasons stated above.

DigitalOptics Segment

	Three Months Ended				Nine Months Ended
	September 30,	September 30,	Increase	%	September 30,	September 30,	Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Revenues:
DigitalOptics
Royalty and license fees	$2,393	$4,959	$(2,566)	(52)%	$11,840	$18,517	$(6,677)	(36)%
Product and service revenues	12,431	4,071	8,360	205	19,079	14,914	4,165	28

Total DigitalOptics revenues	14,824	9,030	5,794	64	30,919	33,431	(2,512)	(8)
Operating expenses:
Cost of revenues	16,555	5,399	11,156	207	27,409	15,865	11,544	73
Research, development and other related costs	17,332	11,672	5,660	48	47,953	34,922	13,031	37
Selling, general and administrative	4,267	5,079	(812)	(16)	14,066	14,586	(520)	(4)
Restructuring charges	—	—	—	—	—	1,884	(1,884)	n/a
Impairment of goodwill	—	49,653	(49,653)	n/a	—	49,653	(49,653)	n/a

Total operating expenses	38,154	71,803	(33,649)	(47)	89,428	116,910	(27,482)	(24)

Total operating loss	$(23,330)	$(62,773)	$39,443	(63)%	$(58,509)	$(83,479)	$24,970	(30)%

DigitalOptics revenues for the three months ended September 30, 2012 were $14.8 million as compared to $9.0 million for the three months ended September 30, 2011, an increase of $5.8 million or 64%. The increase in DigitalOptics revenues in the three months ended September 30, 2012 as compared to the same period in 2011 was due primarily to $9.6 million in revenues related to operations acquired in the Zhuhai Transaction. This increase was partially offset from $3.6 million in lower revenues primarily related to royalties and licenses of our image enhancement technologies and weaker demand for our Micro-Optics products.

DigitalOptics revenue for the for the nine months ended September 30, 2012 was $30.9 million, compared to $33.4 million in the first nine months of the prior year, a decrease of $2.5 million or 8%. The decrease was due to weaker demand for our Micro-Optics products of $5.5 million and lower royalty and license fees revenues from our image enhancement technologies of $6.7 million, partially offset by the $9.6 million in revenues related to operations acquired in the Zhuhai Transaction.

On June 28, 2012, DOC completed the Zhuhai Transaction for consideration of $28.9 million net of cash acquired. We intend to use the acquired assets to help build the DigitalOptics segment into a supplier of camera modules in the mobile phone market. In addition, we are in the process of investing in lens design and manufacturing capability. As a result, we anticipate that we will incur greater operating expenses in future periods.

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

Operating expenses for the three months ended September 30, 2012 were $38.2 million, and consisted of cost of revenues of $16.6 million, research, development and other related costs of $17.3 million and SG&A expenses of $4.3 million. The decrease of $33.6 million, or 47%, in total operating expenses as compared to $71.8 million for the three months ended September 30, 2011, was primarily due to the one-time charge of $49.7 million related to the impairment of goodwill in the third quarter of 2011, partially offset by an increase of $9.4 million in operating equipment and materials primarily related to $9.6 million of additional product revenues generated by the manufacturing operation acquired in the Zhuhai Transaction, and increases in personnel related expenses of $4.0 million and in depreciation expense of $1.9 million.

Operating expenses for the nine months ended September 30, 2012 were $89.4 million, and consisted of cost of revenues of $27.4 million, research, development and other related costs of $48.0 million and SG&A expenses of $14.1 million. The decrease of $27.5 million, or 24%, in total operating expenses as compared to $116.9 million for the nine months ended September 30, 2011, was primarily due to the one-time charge of $49.7 million related to the impairment of goodwill and restructuring charges of $1.9 million which both occurred in the third quarter of 2011, partially offset by an increase of $11.8 million in operating equipment and materials primarily related to $9.6 million of additional product revenues generated by the manufacturing operation acquired in the Zhuhai Transaction, and increases in personnel related expenses of $6.1 million and in depreciation expense of $2.6 million.

Operating loss for the three months ended September 30, 2012 and 2011 was $23.3 million and $62.8 million, respectively, which represented a decreased loss of $39.5 million, or 63%, for the reasons stated above.

Operating loss for the nine months ended September 30, 2012 and 2011 was $58.5 million and $83.5 million, respectively, which represented a decreased loss of $25.0 million, or 30%, for the reasons stated above.

We have incurred significant operating losses from the DigitalOptics segment. If the anticipated future results of the DigitalOptics segment do not materialize as expected, then the related intangible assets could be subject to an impairment charge in the future.

Liquidity and Capital Resources

	As of	As of
	September 30,	December 31,
(in thousands, except for percentages)	2012	2011
Cash and cash equivalents	$124,954	$55,758
Short-term investments	340,952	436,687

Total cash, cash equivalents and short-term investments	$465,906	$492,445

Percentage of total assets	65%	69%

	Nine Months Ended
	September 30, 2012	September 30, 2011

Net cash provided by operating activities	$23,452	$63,384
Net cash provided by (used in) investing activities	$50,649	$(48,608)
Net cash provided by (used in) financing activities	$(4,905)	$7,354

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $465.9 million at September 30, 2012, a decrease of $26.5 million from $492.4 million at December 31, 2011. Cash and cash equivalents were $125.0 million at September 30, 2012, an increase of $69.2 million from $55.8 million at December 31, 2011. The increase in cash and cash equivalents was primarily the result of $23.5 million in cash provided by operating activities and $50.6 million in cash provided by investing activities, offset by $4.9 million net cash used in financing activities.

Cash flows provided by operations were $23.5 million for the nine months ended September 30, 2012, primarily due to our net loss of $9.6 million being adjusted for non-cash items of depreciation and amortization of $29.1 million and of stock-based compensation expense of $13.2 million offset by a net decrease in cash from the changes in operating assets and liabilities of $10.2 million.

Cash flows provided by operations were $63.4 million for the nine months ended September 30, 2011, primarily due to net loss of $21.9 million, adjusted for non-cash items of goodwill impairment of $49.7 million, of depreciation and amortization of $20.0 million and, of stock-based compensation expense of $20.3 million, offset by a net decrease in cash from the changes in operating assets and liabilities of $3.0 million.

Net cash provided by investing activities was $50.6 million for the nine months ended September 30, 2012, primarily related to the maturities and sales of short-term investments of $297.3 million, offset by purchases of available-for-sale securities of $202.4 million, cash used of $27.2 million in our acquisition of the Zhuhai Entity and related assets from Flextronics, purchases of intangible assets of $4.4 million, and purchases of property and equipment of $12.8 million. We anticipate significant additional investment in property and equipment as we continue to build our new manufacturing facility in Taiwan.

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

We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three and nine months ended September 30, 2012 and 2011, no impairment charges were recorded.

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of September 30, 2012, we have repurchased approximately 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of September 30, 2012, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash used in financing activities was $4.9 million for the nine months ended September 30, 2012 due to a dividend payment of $10.4 million, offset by the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

Contractual Cash Obligations

	Payments Due by Period
		Less than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter
	(In thousands)
Operating lease obligations	$15,608	$958	$11,528	$2,882	$240
Purchase obligations	7,692	6,665	1,027	—	—

Total	$23,300	$7,623	$12,555	$2,882	$240

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

Refer to Note 13 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

Since 2008, Tessera, Inc. has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. In 2011 and 2012, 3LP expanded its advisory services by providing strategic advice to Invensas Corporation and Tessera Intellectual Property Corp. as well. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of our Board of Directors and has a non-majority ownership interest in 3LP. For the three months ended September 30, 2012 and 2011, we recognized operating expense of $0.4 million and $0.5 million, respectively, related to these engagements. For both of the nine months ended September 30, 2012 and 2011, we recognized operating expense of $2.1 million related to these engagements. At September 30, 2012 and December 31, 2011, the accounts payable balance due to 3LP was $0.2 million and $2.0 million, respectively.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2012 there were no significant changes in our critical accounting policies. See Note 2 — “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K, filed on February 17, 2012.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Other than to the extent the proceedings described below have concluded, we cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations or cash flows. The disclosure in this Item 1 updates the disclosure contained in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed on August 3, 2012.

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 4:05-cv-04063-CW (N.D. Cal.)

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

On January 4, 2012 the court set a fact discovery cut-off date of January 18, 2013, a hearing on claim construction and certain dispositive motions on December 5, 2013, and a trial date of April 7, 2014. In July 2012, in connection with the filing of back-royalty reports and the payment of back royalties, Tessera, Inc. by stipulation dismissed its cause of action for breach of contract by ChipMOS Technologies, Inc. and

ChipMOS U.S.A. and its cause of action for breach of contract by the SPIL entities. On October 2, 2012, the Court granted the stipulated dismissal with prejudice of Tessera, Inc.’s breach of contract claim against STATS ChipPAC Ltd., STATS ChipPAC (BVI) Ltd., and STATS ChipPAC, Inc.

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

Tessera, Inc. v. Motorola, Inc., et. al, Civil Action No. 4:12-cv-00692-CW (N.D. Cal.)

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

On January 18, 2012, the stay was lifted and the case transferred to the United States District Court for the Northern District of California. On March 1, 2012, the Court ordered the parties to comply with the scheduling order in Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 4: 05-04063-CW (N.D. Cal.).

The defendants answered the amended complaint on March 12, 2012. ATI Technologies ULC and Qualcomm, Inc. also asserted counterclaims alleging that the Tessera, Inc. patents at issue are invalid and not infringed.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:-07-CV-00534-TJW (E.D. Tex.)

On December 7, 2007, Tessera, Inc. filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc (“IPSG”), Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Product Systems, Inc. d/b/a Patriot Memory (“PDP”), Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs.

The defendants have not yet answered Tessera, Inc.’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution in the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”). Tessera, Inc. filed a motion seeking to find TwinMOS Technologies U.S.A. Inc. in default, and the clerk entered the default judgment. On February 25, 2008, the district court granted the defendants’ motion to stay the action.

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

Siliconware Precision Industries Co., Ltd. and Siliconware U.S.A., Inc. v. Tessera, Inc., Civil Action No. 4:08-cv-03667-CW (N.D. Cal.)

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

The Court held a case management conference on January 4, 2012 and lifted the stay on that date. The Court’s January 4, 2012 Minute Order and Case Management Order, described above in connection with Tessera, Inc. v. Advanced Micro Devices, Inc. et al ., Civil Action No. 4:05-cv-04063-CW (N.D. Cal.), applies to this lawsuit as well.

ChipMOS Technologies Inc., ChipMOS U.S.A. Inc. and ChipMOS Technologies (Bermuda) Ltd. v. Tessera, Inc., Civil Action No. 4:08-03827-CW (N.D. Cal.)

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

The Court held a case management conference on January 4, 2012 and lifted the stay on that date. The Court’s January 4, 2012 Minute Order and Case Management Order, described above in connection with Tessera, Inc. v. Advanced Micro Devices, Inc. et al ., Civil Action No. 4:05-cv-04063-CW (N.D. Cal.), applies to this lawsuit as well.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4: 10-00945-CW (N.D. Cal.) and U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489

On March 5, 2010, Powertech Technology Inc. (“PTI”) filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera, Inc.’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries, Co., Ltd v. Tessera, Inc., Civil Action No. 4:08-cv-03667-CW (N.D. Cal.), and assigned to the judge presiding over that action.

On April 1, 2010, Tessera, Inc. filed a motion to dismiss the complaint for lack of subject matter jurisdiction. On June 1, 2010, the judge granted Tessera, Inc.’s motion, and dismissed the action.

On June 29, 2010, PTI filed a motion seeking reconsideration of the June 1, 2010 order dismissing the action. On August 3, 2010, PTI’s motion was denied.

On August 6, 2010, PTI filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On September 30, 2011, the Federal Circuit issued an opinion reversing and remanding the case to the district court, determining that there was declaratory judgment jurisdiction. Tessera, Inc. filed a petition for rehearing on November 14, 2011. The Federal Circuit denied Tessera, Inc.’s petition for rehearing on January 5, 2012. On January 19, 2012, the Federal Circuit issued its judgment and the case was remanded to the district court. On December 15, 2011, the district court case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:11-06121-CW (N.D. Cal.), discussed below.

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

On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement as of June 30, 2012.

On July 30, 2012, Tessera, Inc. provided PTI with a covenant not to sue, or otherwise hold liable, PTI or its customers under certain claims of U.S. Patent No. 5,663,106 in connection with certain PTI-manufactured products.

On August 9, 2012, Tessera, Inc. moved for summary judgment on the ground that as a matter of law no case or controversy exists sufficient to support PTI’s claims because of the covenant and because the parties’ rights and obligations do not turn on infringement or validity of the Tessera, Inc. patent that forms the basis of PTI’s claims.

On September 18, 2012, the Patent Office issued an ex parte reexamination certificate in which certain original claims were cancelled from U.S. Patent No. 5,663,106, and certain new claims were added.

On October 1, 2012, Tessera, Inc. provided PTI with a supplemental covenant not to sue, which among other things, extended the covenant to PTI’s subsidiaries and made clear that Tessera, Inc. will not contend that PTI is obligated to pay royalties based on infringement of U.S. Patent No. 5,663,106.

On October 2, 2012, PTI filed a motion for entry of judgment under Federal Rule of Civil Procedure 54(b) asking the court to enter judgment that certain claims of U.S. Patent No. 5,663,106 that were subject to reexamination are invalid.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:11-06121-CW (N.D. Cal.)

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

On December 15, 2011, the case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:10-00945-CW (N.D. Cal.), discussed above.

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

On June 3, 2012, PTI filed an amended complaint against Tessera, Inc., adding claims for fraud and deceit, patent misuse, and a declaratory judgment interpreting PTI’s license agreement with Tessera, Inc. In addition to the damages sought by PTI’s original complaint, the amended complaint seeks punitive damages for fraud, termination of the Tessera, Inc. license as of September 24, 2010, recovery of all royalties paid on wBGA products since September 24, 2010, and an order “enjoining Tessera, Inc. and directing that Tessera, Inc. may not proceed against any party,… under any Tessera Patent as defined by Exhibit A to the TCC License with all amendments, supplements, and additions through September 28, 2010 until Tessera has first paid PTI all of the royalties paid on wBGA products by PTI since September 24, 2010, presently estimated to be $40 million.” Tessera, Inc. filed a motion to dismiss PTI’s claim for patent misuse and to strike portions of PTI’s claim for fraud on June 19, 2012. On August 10, 2012, the Court granted in part and denied in part Tessera, Inc.’s motion, specifically dismissing the patent misuse claim and striking the fraud claim, and granted PTI leave to file an amended and supplemental complaint.

On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement as of June 30, 2012.

On August 24, 2012, PTI filed a third amended complaint. In addition to the claims and recovery alleged in its earlier complaints, the third amended complaint contained an amended fraud claim and an amended patent misuse claim. The new fraud claim sought damages at least in the amount of the royalty payments made to Tessera, Inc. after December 7, 2007, and punitive damages. The new patent misuse claim asked for declarations that Tessera has engaged in patent misuse, that the agreement is unenforceable against PTI until Tessera, Inc. has purged the patent misuse, and that the Tessera, Inc. patents are unenforceable against PTI until Tessera, Inc. has purged the patent misuse. Tessera, Inc. answered that complaint on September 10, 2012. Also on September 10, 2012, Tessera, Inc. filed counterclaims against PTI for breach of contract, breach of the implied covenant, fraud, negligent misrepresentation, declaratory judgment of indemnification, and declaratory judgment regarding PTI’s asserted termination of the agreement.

On July 20, 2012, PTI filed a motion for summary judgment on PTI's first claim for relief in this case. On August 9, 2012, Tessera, Inc. filed an opposition to PTI’s motion and filed its own motion for summary judgment on PTI’s first, second and third claims on the ground, among others that under the unambiguous language of the agreement Tessera, Inc. did not breach the agreement by filing and pursing its claims in the ‘630 ITC Action.

On September 20, 2012, the court heard arguments on PTI’s July 20, 2012 summary judgment motion and Tessera, Inc.’s August 9, 2012 summary judgment motions and took the motions under submission. On October 2, 2012, the parties stipulated to the court’s taking the motions off calendar, and that same day, the court entered an order taking the motions off calendar until such date as the court determines the motions should be decided or the presently-set date for hearing summary judgment motions of December 5, 2013.

On Oct. 23, 2012, the Court granted PTI leave to file its fourth amended and supplemental complaint.

Tessera, Inc. v. UTAC (Taiwan) Corporation, Civil Action No. 5:10-04435-EJD (N.D. Cal.)

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

Tessera, Inc. v. Sony Electronics, Inc. et al., Civil Action No. 1:10-CV-838-RMD-KW(D. Del.)

On October 1, 2010, Tessera, Inc. filed a complaint against Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation (“Renesas”) in the United States District Court for the District of Delaware. On May 23, 2011, Tessera, Inc. filed an Amended Complaint. On October 28, 2011, Tessera, Inc. filed a Second Amended Complaint. On March 6, 2012, Tessera, Inc. filed a Third Amended Complaint, adding allegations against Sony Mobile Communications AB and Sony Mobile Communications (USA) Inc.

Tessera, Inc.’s Third Amended Complaint alleges that Sony Electronics, Inc., Sony Corporation, Sony Mobile Communications AB and Sony Mobile Communications (USA) Inc. (collectively, “Sony”) and Renesas infringed and are currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent Nos. 6,885,106 (the “106 patent”) and 6,054,337 (the “337 patent”). The complaint requests of the Court, among other things, a judgment that the defendants willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent Nos. 6,885,106 and 6,054,337; an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent Nos. 6,885,106 and 6,054,337; an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper.

On June 17, 2011, Renesas filed an Answer and Counterclaims to Tessera, Inc.’s Amended Complaint; in its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337, alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337 and unenforceability of U.S. Patent No. 6,885,106, alleges that Tessera, Inc. is not entitled to any injunctive relief, and requests an award to Renesas of its attorneys’ fees and costs.

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

On March 19, 2012, Sony filed an Answer to Tessera, Inc.’s Third Amended Complaint and certain Sony parties filed Counterclaims; in its filing, Sony, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337 and alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337. Sony also alleges that Tessera, Inc.’s claims are precluded to the extent any allegedly infringing products are supplied directly or indirectly to Sony by an entity or entities having an express or implied license to the patents-in-suit, to the extent any allegedly infringing products are supplied, directly or indirectly, by Sony to an entity or entities having an express or implied license to the patents-in-suit, and/or to the extent Tessera, Inc.’s claims are otherwise precluded by the doctrine of patent exhaustion. Sony also requests an award of its attorneys’ fees and costs. On April 12, 2012, Tessera, Inc. filed an Answer to the Sony parties’ Counterclaims, denying that they are entitled to any relief on their Counterclaims.

On April 20, 2012, Renesas filed an Answer and Counterclaims to Tessera, Inc.’s Third Amended Complaint. In its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337, alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337 under 35 U.S.C. §§ 102, 103, and 112, alleges invalidity of U.S. Patent No. 6,885,106 for improper double patenting, alleges unenforceability of U.S. Patent No. 6,885,106 due to inequitable conduct, alleges that Tessera, Inc. is not entitled to any injunctive relief, and requests an award to Renesas of its attorneys’ fees and costs. On May 14, 2012, Tessera, Inc. filed an Answer to Renesas’s Counterclaims, denying that Renesas is entitled to any relief on its Counterclaims.

Tessera, Inc. v. Sony Corporation, Civil Action No. 5:11-04399-EJD (N.D. Cal.)

On May 26, 2011, Tessera, Inc. filed a complaint against Sony Corporation (“Sony”) in the California Superior Court for Santa Clara County. Tessera, Inc.’s complaint alleges breach of contract and breach of the covenant of good faith and fair dealing claims against Sony. Tessera, Inc. contends that Sony failed to abide by the terms of a royalty-bearing technology license agreement between the parties. Tessera, Inc. contends that it commissioned an audit of payments due by Sony under the agreement, delivered an audit report to Sony on February 14, 2011, and that Sony has failed to pay the amounts the auditors found due. Tessera, Inc. requests its damages, plus interest, costs and attorney’s fees. Sony removed the case to federal district court (Northern District of California) on September 2, 2011. On September 8, 2011, Sony filed an answer and defenses to Tessera, Inc.’s complaint, and a counterclaim alleging breach of the implied covenant of good faith and fair dealing. On January 31, 2012, the Court issued a Case Management Order, setting various case deadlines, including scheduling a Preliminary Pretrial Conference for February 22, 2013. On October 10, 2012 Sony filed a motion requesting leave to file an Amended Answer, which proposes adding counterclaims against Tessera, Inc. for fraud, violation of Cal. Bus. & Prof. Code 17200, and civil conspiracy.

Invensas Corporation v. Renesas Electronics Corporation, Civil Action No. 1:11-CV-00448-GMS-CJB (D. Del.)

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

On October 28, 2011, Renesas filed an Answer and Counterclaims to Invensas’s Complaint. In its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140, alleges invalidity of these same patents, alleges that Invensas is not entitled to any injunctive relief, alleges that Invensas’s claims for damages are limited or barred, alleges that the court lacks personal jurisdiction over Renesas, and seeks an award to Renesas of attorneys’ fees and costs. On November 21, 2011, Invensas filed an Answer to Renesas’s Counterclaims.

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

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.’s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on July 13, 2010. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.’s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and SPIL filed a Notice of Appeal on June 2, 2011. On November 15, 2011, the Examiner mailed an Examiner’s Answer maintaining all positions set forth in the Right of Appeal Notice issued on May 3, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On June 9, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. A Right of Appeal Notice was issued on June 22, 2009. Tessera, Inc. filed a Notice of Appeal on July 22, 2009. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera, Inc. filed a Notice of Appeal on March 3, 2011, and SPIL filed a Notice of Cross Appeal on March 7, 2011. On August 22, 2011, the examiner mailed an examiner’s answer maintaining all positions set forth in the Right of Appeal Notice issued on February 18, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA.

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

On July 18, 2008, a request for ex parte reexamination of Tessera, Inc.’s U.S. Patent No. 5,663,106 was filed, ostensibly by Powerchip. On September 4, 2008, the PTO granted the request for reexamination. On April 10, 2009, the PTO issued a non-final official action rejecting all claims under reexamination. On November 19, 2009, the PTO issued a final official action finding certain claims patentable and rejecting other claims. On April 7, 2010, the PTO issued a non-final official action withdrawing the rejections previously made but rejecting all claims under reexamination on new grounds. On October 18, 2010, the PTO issued a new final official action. An advisory action was mailed by the PTO on March 17, 2011, finding certain claims patentable and maintaining the remainder of the rejections presented in the October 18, 2010 action. Tessera, Inc. filed a Notice of Appeal on April 18, 2011. On July 6, 2011, Tessera, Inc. filed a petition with the PTO to allow a first reissue application filed with the claims held to be patentable in the present reexamination proceeding, and to merge a second reissue application filed with the claims involved the present reexamination proceeding with the present proceeding. On January 18, 2012, the PTO issued a decision dismissing Tessera, Inc.’s July 6, 2011 petition and suspending the first and second reissue applications pending conclusion of the ex parte reexamination proceeding of U.S. Patent No. 5,663,106. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on February 17, 2012. On July 9, 2012, Tessera, Inc. filed a request for the Board to dismiss the appeal of U.S. Patent No. 5,663,106 and to return the case to the Examiner for issuance of a Notice of Intent to Issue Reexamination Certificate with the presently allowed claims as set forth in the advisory action mailed March 17, 2011. On July 17, 2012, the Board dismissed the appeal and returned the case to the Examiner for further action. On July 30, 2012, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, holding certain claims patentable and canceling certain other claims. On August 3, 2012, Tessera, Inc. expressly abandoned the first and second reissue applications. The Reexamination Certificate issued on September 18, 2012.

On June 17, 2011, a request for inter partes reexamination of U.S. Patent No. 6,885,106 was filed by Sony Corporation and Sony Electronics, Inc. On September 8, 2011, the PTO granted the request for reexamination. On September 20, 2011, the PTO issued a non-final official action rejecting certain claims and confirming certain claims. Tessera, Inc. filed a Petition under 37 C.F.R. § 1.181 to Withdraw the Pending Office Action and Ultra Vires Requirement for Information (Rule 105 Requirement) on November 11, 2011. Tessera, Inc. then filed a response to the September 20, 2011, non-final official action on December 20, 2011. Sony filed responsive comments on January 19, 2012 with a Petition to waive page limits. The PTO dismissed Tessera, Inc.’s Rule 181 Petition as moot because the PTO accepted Tessera, Inc.’s arguments in the Response regarding the Rule 105 requirement. The PTO found Tessera, Inc.’s response non-compliant for exceeding the page limits in a Notice mailed February 22, 2012. Tessera Inc. filed a Response to the Notice and a Petition to waive page limits March 7, 2012. The PTO granted Tessera Inc.’s and Sony’s separate petitions to waive page limits on April 10, 2012. The PTO issued an Action Closing Prosecution (non-final) on April 17, 2012, which rejected certain claims and confirmed certain claims. Tessera, Inc. filed a Petition to Strike Sony’s Comments on April 23, 2012. Sony opposed on May 1, 2012 by withdrawing from the record the challenged proposed rejections. The PTO denied Tessera, Inc.’s Petition on May 25, 2012 based on Sony’s withdrawal. Tessera, Inc. filed a Response to the Action Closing Prosecution on June 18, 2012. Sony’s Comments were filed on July 18, 2012. The PTO found Tessera, Inc.'s June 18, 2012 Response page-limit compliant in a petition decision mailed September 28, 2012.

On September 24, 2012, Sony filed a petition for inter partes review of Tessera, Inc.’s U.S. Patent No. 6,054,337. On September 27, 2012, the PTO mailed a Notice accepting the petition filing, which set a December 27, 2012 deadline for Tessera, Inc. to file a preliminary response.

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

On November 2, 2010, the remaining issues regarding Tessera, Inc.’s claims were transferred to the Northern District of California as Case No. 4:10-cv-04954-CW, which was then related to the previously pending case, Tessera, Inc. v. Advanced Micro Devices, Inc. et al. , Case No. 4:05-cv-04063-CW. Thus, the proceedings in the Northern District of California will address the objections to Tessera, Inc.’s pre-petition claim, which had been estimated for purposes of class 5 plan distribution reserves at $130 million. These proceedings will also address Tessera, Inc.’s administrative expense claim, which had been estimated for purposes of claim confirmation at $4,232,986.13 for the period from March 1, 2009 to July 20, 2009.

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

Insolvency Proceedings over the Estate of Elpida, Japan, Tokyo District Court, Eighth Civil Division

On March 23, 2012, Elpida Memory, Inc. filed a corporate reorganization proceeding with the Tokyo District Court, Eighth Civil Division. A Delaware Bankruptcy Court entered an order recognizing this foreign bankruptcy proceeding on April 24, 2012 and this order, which effected a limited stay of proceedings against Elpida Memory, Inc., its United States subsidiary and down-stream customers, was filed with the Texas A-DATA court on May 3, 2012. On May 20, 2012, Tessera, Inc. timely filed a Proof of Claim in the Japanese proceeding. On July 9, 2012 the insolvency administrator served a Statement of Disapproval of the Proof of Claim. Tessera, Inc. did not file a complaint with the Tokyo District Court, thus as it relates to Tessera, Inc. this proceeding is now concluded.

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

On July 9, 2012, the Tribunal issued a procedural order noting that Tessera, Inc. previously reserved its claims as to certain patents which have not yet been addressed by the Tribunal, and asking that Tessera, Inc. inform Amkor and the Tribunal within 10 days as to whether it intends to pursue any or all of those reserved claims in this proceeding or whether it intends to dismiss those claims. Tessera, Inc. has notified the Tribunal that it intends to proceed with claims it reserved under three of the previously identified patents. On August 20, 2012, Tessera, Inc. received an initial payment of $19.9 million from Amkor related to the partial award the Tribunal issued on July 6, 2012.

Tessera, Inc. v. Amkor Technology, Inc. (ICC Case No. 17976/VRO)

On May 26, 2011, Tessera, Inc. filed an additional request for arbitration against Amkor before the ICC. The request, among other things, alleges that Amkor failed to make a required election under the parties license agreement, and that Amkor failed to comply with obligations regarding “Licensee Improvements” under the license agreement. Tessera, Inc. seeks relief including a declaration that Amkor breached the license agreement; that the license agreement was properly terminated on this basis; a declaration that Amkor’s rights to Tessera, Inc.’s patents expired on May 9, 2011 or earlier; the identification and transfer of all Licensee Improvements to Tessera, Inc.; an injunction preventing Amkor from using Licensee Improvements, to the extent it has not complied with the license agreement; damages and/or disgorgement of profits for Amkor’s failure to comply with the license agreement; attorneys’ fees, costs and exemplary damages; and an order for such other and further relief as the Tribunal deems just and proper. In its request, Tessera, Inc. estimated the amount in dispute to be in excess of $1 million.

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

Tessera, Inc. v. Amkor Technology, Inc., Civil Action No. 1:12-cv-00852-SLR (D. Del.)

On July 6, 2012, Tessera, Inc. filed a complaint against Amkor Technology, Inc. in the United States District Court for the District of Delaware. Tessera, Inc.’s complaint alleges that Amkor has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement of, U.S. Patent No. 6,046,076. The complaint requests of the Court, among other things, a judgment that Amkor has infringed or will infringe, induce others to infringe, and/or commit acts of contributory infringement of one or more claims of U.S. Patent No. 6,046,076; an order that Amkor, its affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, or contributory infringement of the U.S. Patent No. 6,046,076; an order that the infringement be adjudged willful and that the damages be increased under 35 U.S.C § 284 to three times the amount found or measured; an order for an accounting; and an award of damages that result from Amkor’s infringing acts, interest on damages, attorneys’ fees and such other and further relief as the Court deems just and proper.

The accused products include, for example and without limitation, infringing vacuum encapsulated and molded underfill semiconductor packages manufactured by Amkor that are not licensed based on the July 6, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., 16531/VRO. On August 14, 2012, Amkor filed an answer and counterclaims seeking a declaratory judgment that U.S. Patent No. 6,046,076 is not infringed and is invalid. It also interposed affirmative defenses, including but not limited to, non-infringement, invalidity, estoppel, license, patent exhaustion, failure to mark, and laches. Further, Amkor is seeking an award of attorneys’ fees and costs, and such other relief as the Court deems to be just and proper.

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

From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our revenue base. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of revenue for the year ended December 31, 2011 and has since entered into a definitive sponsor agreement to acquire and support Elpida Memory, Inc., a leading dynamic random access memory (“DRAM”) manufacturer, which is expected to close in the first half of 2013 subject to numerous closing conditions and approvals. If we fail to replace the expired Micron Technology, Inc. license agreement, it will have a negative impact on our revenue and our results of operations.

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

As more fully described in Part II, Item 1 — Legal Proceedings , we are currently involved in litigation involving some of our patents. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of our patents. In addition, reexamination requests have been filed in the U.S. Patent and Trademark Office (“PTO”) with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. The PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. We are currently asserting these patents and patent claims in litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

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

From time to time, our efforts to obtain a reasonable royalty through our sales effort does not result in the prospective customer agreeing to license our patents. In those cases, we generally will use litigation in order to secure payment for past infringement and as means of securing future royalties for the use of our patents in the customer’s products. We also litigate to enforce our other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1 – Legal Proceedings , are examples of disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.

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

Current conditions in the DRAM market are challenging. Prices for many DRAM chips are less than our licensees’ or potential licensees’ variable costs of making that chip. The DRAM market has gone through many cycles of unprofitability, resulting in the bankruptcy, consolidation or discontinuation of DRAM production by many semiconductor companies. For example, Elpida Memory Inc. filed for bankruptcy protection in 2012, and Micron Technology, Inc. has subsequently entered into a definitive sponsor agreement to acquire and support Elpida Memory Inc., which is expected to close in the first half of 2013 subject to numerous closing conditions and approvals. We are unable to predict the effect of the current market conditions on our licensees or potential licensees. The poor profitability, bankruptcy, consolidation or discontinuation of DRAM production by any of these companies could have a material adverse effect on our business.

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

We earn a significant amount of our revenues from a limited number of customers. For the three and nine months ended September 30, 2012, there were four and two customers, respectively, that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues could decrease substantially. Powertech Technology Inc. (“PTI”), one of our customers that accounted for 10% or more of revenue for the year ended December 31, 2011 filed a complaint against Tessera, Inc. in December of 2011, seeking a declaratory judgment that PTI had the right to terminate its license agreement due to a breach of contract by Tessera, Inc., and subsequently notified Tessera, Inc. in June 2012 of its purported termination of its license agreement. See Part II, Item 1 — Legal Proceedings for additional detail. PTI also notified Tessera, Inc. in its June 2012 letter that PTI will make a final payment under the license agreement in July. If we are not able to continue or to replace the revenue from PTI or if we receive an adverse determination in the litigation with PTI, it could have a substantial adverse impact on our royalty revenue in the near term. In addition, our license agreement with Micron Technology, Inc., our other customer that accounted for 10% or more of revenue for the year ended December 31, 2011, expired in May 2012. If we are not able to enter into a new license agreement with Micron Technology, Inc., it would have a substantial adverse impact on our royalty revenue in the near term.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Consolidation in the semiconductor industry may increase this concentration. For example, Micron Technology, Inc. entered into a definitive sponsor agreement to acquire and support Elpida Memory Inc., which is expected to close in the first half of 2013 subject to numerous closing conditions and approvals. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers’ sales and business results. This is also true for the camera module market which is the target market for our DigitalOptics business. In this market, a small number of original equipment manufacturers (“OEMs”) account for a substantial portion of purchases of camera-enabled cell phones and other mobile devices. We have been promoting the adoption of our technologies in this market through the supply chain infrastructure by signing licenses with the sensor, lens and camera manufacturers and assemblers. Consolidation of the OEMs may affect our licensees’ ability to maintain or establish relationships with these OEMs through which they sell products incorporating our DigitalOptics technologies. As a result, our financial results could be materially adversely affected.

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our revenue growth.

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including MEMS-based auto-focus technologies, EDoF, OptiML Zoom and other image quality enhancement technologies, and thermal management technology. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including innovativeness and demand for the technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.

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

Further, the laws and enforcement regimes of certain countries do not protect our technology and intellectual property to the same extent as do the laws and enforcement regimes of the U.S. For example, it may be particularly difficult to protect our DigitalOptics technology and intellectual property in the manufacturing facility in Zhuhai, China that we acquired in June 2012. Therefore, in certain jurisdictions, including China, we may be unable to protect our technology and intellectual property adequately against unauthorized use, which could adversely affect our business.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “ Risk Factors “section of this report and the following:

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

At September 30, 2012, we held approximately $125.0 million in cash and cash equivalents and $341.0 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U.S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3 — “Recent Accounting Pronouncements ” in the Notes to the Condensed Consolidated Financial Statements.

The international nature of our business exposes us to financial and regulatory risks that may have a negative impact on our consolidated financial position, results of operations or cash flow, and we may have difficulty protecting our intellectual property in some foreign countries.

We derive a significant portion of our revenues from licensees headquartered outside of the U.S. We have also expanded our operations outside of the U.S., including manufacturing operations in China and Taiwan, and our research and development facilities in Israel, Ireland, Japan, Romania and Taiwan to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

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

Although we have previously announced that we are exploring a possible separation of our DigitalOptics business and incentivized our CEO to successfully spin off one of our business segments, we have not set a definitive timetable for completing our exploration of strategic alternatives for the DigitalOptics business, and there can be no assurance that the process will result in the identification or selection of a transaction, that any transaction that is identified or selected will be completed, or that a completed transaction will be favorable to us and our stockholders. There are numerous hurdles to such a transaction, including the ongoing operating losses of the DigitalOptics business, which make it uncertain whether such business could be operated as a stand-alone company or would attract interest from any potential buyer.

In order to realize our business plan for the DigitalOptics business, we will need to invest a significant amount of capital into our DigitalOptics business and make additional acquisitions.

Even if the manufacturing operation acquired in the Zhuhai Transaction is successfully integrated into our operations, the success of our business plan for the DigitalOptics business, including the goal to become a vertically integrated camera module supplier, will require substantial additional capital expenditures, increased working capital, and additional acquisitions. For example, in July 2012 we announced plans to make an initial $30 million investment to build a manufacturing facility in Taiwan. There can be no assurance that our existing capital resources and cash from operations will be sufficient to fund such capital expenditures and make additional acquisitions, and such uncertainty could be compounded if we pursue a separation of our DigitalOptics business, a possibility we announced in April 2011. We may need to raise capital or fund acquisitions through the issuance of debt or equity securities or the sale of assets; however, we may not be able to secure debt financing or equity financing on reasonable terms, if at all. Even if we have or obtain all necessary funding, we may nevertheless be unable to identify and execute suitable acquisitions to grow the DigitalOptics business. If our existing capital resources or cash from operations are not sufficient and we are unable to obtain necessary capital to execute on our DigitalOptics business plan, or to make additional acquisitions, it would adversely affect our business, financial condition and results of operations.

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

Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing, legal and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. For example, we are currently in the process of searching for a new president of DOC. We have also experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our growth and expansion. Further, we must train our new personnel, especially our technical support personnel, to respond to and support our licensees and customers. If we fail to do this, it could lead to dissatisfaction among our licensees or customers, which could slow our growth or result in a loss of business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1*	Amendment No. 2 to Stock and Asset Purchase Agreement, dated September 4, 2012, by and among Tessera Technologies, Inc., DigitalOptics Corporation and Flextronics International Ltd.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012

10.1	Employment Letter, dated August 15, 2012, by and between the Registrant and C. Richard Neely, Jr.

10.2	Separation Agreement, dated August 14, 2012, by and between the Registrant and Michael Anthofer

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxomony Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2012

Tessera Technologies, Inc.

By:	/s/ C. RICHARD NEELY, JR.

C. Richard Neely, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1*	Amendment No. 2 to Stock and Asset Purchase Agreement, dated September 4, 2012, by and among Tessera Technologies, Inc., DigitalOptics Corporation and Flextronics International Ltd.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012

10.1	Employment Letter, dated August 15, 2012, by and between the Registrant and C. Richard Neely, Jr.

10.2	Separation Agreement, dated August 14, 2012, by and between the Registrant and Michael Anthofer

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxomony Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request.