Form 10-K
period 2012-12-31
TESSERA TECHNOLOGIES INC
filed 2013-03-01
CIK 1261694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012 was $772,550,804 (based on the closing sale price of the registrant’s common stock as reported on The NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 52,324,821.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2012 fiscal year and are incorporated by reference in Part III.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K (the “Annual Report”). The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate

i

to our future revenues, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, our ability to become a leading supplier of camera modules in the mobile phone market, our aim to begin manufacturing our mems|cam products at our manufacturing facility in Zhuhai, China, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing our common stock pursuant to the authorization of our Board of Directors, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

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

Corporate Information

Tessera Technologies, Inc. (together with its subsidiaries, the “Company”) was founded and incorporated in the state of Delaware in 1990. Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California 95134. Our telephone number is (408) 321-6000. Tessera, the Tessera logo, µBGA, OptiML, DOC, the DOC logo, the mems|cam logo, FaceTools, Invensas, the Invensas logo and SHELLCASE are trademarks or registered trademarks of the Company or its affiliated companies in the United States (“U.S.”) and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

In this Annual Report, the “Company,” “we,” “us” and “our” refer to Tessera Technologies, Inc. and its subsidiaries on a consolidated basis.

Overview

Tessera Technologies, Inc. is a holding company with operating subsidiaries in two segments: Intellectual Property and DigitalOptics.

Our Intellectual Property segment managed by Tessera Intellectual Property Corp., generates revenue from manufacturers and other implementers that use our technology. The segment includes our subsidiaries, Tessera, Inc. and Invensas Corporation (“Invensas”). Tessera, Inc. pioneered chip-scale packaging solutions, which it licenses to companies in the semiconductor industry. Invensas develops and acquires interconnect solutions and intellectual property in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (3DIC) technologies.

DigitalOptics Corporation and its subsidiaries (“DOC”) operate our DigitalOptics business. DOC designs and manufactures imaging systems for smartphones, generating revenue through product sales and software license fees and royalties. DOC’s expertise in optics, camera modules, Micro Electro Mechanical Systems (“MEMS”), and image processing enable it to deliver products that expand the boundaries of smartphone photography. DOC also offers customized micro-optic lenses which may include Diffractive Optical Elements (“DOEs”), Refractive Optical Elements (“ROEs”) and/or Integrated Micro-Optical Subassemblies (“IMOS”). On November 14, 2012 we announced our plans to focus on our core MEMS autofocus product opportunity and our intention to pursue a possible sale of, or other strategic alternatives for, our facility in Charlotte North Carolina that develops and manufactures our micro-optic products, which we believe are not central to our core opportunity.

Our segments were determined based upon the manner in which our management viewed and evaluated our operations for the period reported. As our business grows and evolves, our management may change their views of our business operations. Segment information in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 16—“Segment and Geographic Information” in the Notes to Consolidated Financial Statements is incorporated herein by reference and is presented per the authoritative guidance for segment reporting. At the end of 2011, we renamed our segments and also recast our results to reflect the inclusion of our silent air cooling program in our DigitalOptics segment. Prior to that time, that program was included in our Intellectual Property segment.

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

In 2012, we gained initial original equipment manufacturer (OEM) adoption of one of the technologies Invensas launched in 2011—xFD “DIMM-in-a-Package™” memory technology. xFD is a patented semiconductor packaging technology that reduces packaging costs, improves the performance of memory packages containing multiple face down die, and more importantly, enables system manufacturers to use a lower cost printed circuit board. In January 2013 we announced our first xFD licensee and we continue to work with system manufacturers, memory chip manufacturers and assembly and test companies to expand the adoption of xFD technology.

Customers:

Our semiconductor packaging technologies have been licensed to more than 70 companies. These customers include SK hynix, Intel, Motorola Mobility, Samsung and Texas Instruments, among others. More than 60 billion semiconductor chips have shipped with Tessera IP.

Research & Development:

As of December 31, 2012, Tessera, Inc. and Invensas employed 44 engineers and technologists devoted to semiconductor packaging and other semiconductor technologies. Research and development and other related costs for the Intellectual Property segment were approximately $32.8 million, $28.8 million and $24.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Intellectual Property Portfolio:

As of December 31, 2012, our subsidiaries comprising the Intellectual Property segment owned approximately 1,135 United States patents and patent applications, as well as approximately 713 foreign patents and patent applications. The last to expire of those issued patents expires in 2031.

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

Strategy:

We expect our Intellectual Property revenues to primarily come from:

•	Continuing business with our existing licensees;

•	New licensees of our semiconductor technology; and

•

Partnering with patent holders or purchasing patent portfolios in fields beyond semiconductor packaging and then leveraging our core competencies in reverse engineering, licensing and litigation to realize the value of those portfolios.

Our longer-term semiconductor packaging technology strategy may focus on developing partnerships with companies that operate leading edge production facilities. We believe convergence of semiconductor design and manufacturing with assembly and test services is inevitable in the industry. Research and development partnerships will enable our existing team to bring to market three-dimensional packaging solutions and other advancements in semiconductor packaging.

Competition:

We compete with other firms in acquiring patent portfolios or partnering with owners of patent portfolios. The key competitive factors include financial resources and willingness to pay, experience in patent licensing, reputation as a licensor, litigation history, and licensing strategy for the subject portfolio. We also face a form of competition known as royalty stacking. Royalty stacking refers to situations in which a single product potentially infringes on many patents, and thus may bear multiple royalty burdens. Our customers’ willingness and ability to pay reasonable royalties is, in part, affected by the number of patents infringed by a particular customer product, the concentration of the holders of those patents, the customer’s cost of licensing those patents, and the profitability of the infringing product. We also compete with internal design groups at semiconductor manufacturers, assemblers, and electronic component and system manufacturers, who may create their own packaging solutions that compete with our technologies that we license.

Reasonable royalties for our patented inventions are best secured through negotiated license agreements thereby avoiding the uncertainties of litigation. See Part I, Item 1A— Risk Factors. Obtaining reasonable royalties for use of our patents is generally dependent on:

•	Reverse engineering products and demonstrating infringement of the claimed inventions;

•	Defeating arguments that our patents are invalid or unenforceable; and

•	Providing technical and market data supporting the royalties we are seeking.

Although our Tessera Intellectual Property Corp. licensing team is engaged with many semiconductor manufacturers and assembly and test companies and Tessera, Inc. has licensed many semiconductor companies, some of the companies that use our patented technology have not voluntarily entered into license agreements. As a result, we have developed significant abilities to plan, execute and sustain litigation campaigns. We believe that holding a significant cash and cash equivalents position is essential to maintaining the credibility of our litigation capabilities. Some of Tessera, Inc.’s extensively litigated patents expired in 2010, but Tessera, Inc. continues to maintain legal actions seeking damages for past infringement of these expired patents, as well as legal actions related to unexpired patents. See Part 1, Item 3—Legal Proceedings.

DigitalOptics Segment

DigitalOptics offers imaging systems for smartphones that include DOC’s MEMS autofocus camera modules, lens barrels and embedded image processing software. Through its innovative products and technologies, DOC helps smartphone vendors deliver improved camera performance and functionality to consumers.

mems/cam Products:

DOC’s mems|cam family of products includes autofocus camera modules and lens barrels for smartphones. By leveraging DOC’s proprietary MEMS designs and processes, DOC’s mems|cam products provide superior focusing speed, lower power usage, and greater precision advantages over incumbent autofocus technologies such as mechanical voicecoil motors (VCMs).

Embedded Image Processing Solutions:

DOC’s software solutions for mobile imaging include its FaceTools™, face beautification, red-eye removal, HDR, panorama, and image stabilization products.

•

FaceTools, which provide face-oriented imaging technology such as face tracking/detection, smile/blink detection, red-eye removal, face recognition and face beautification. When combined with our hardware acceleration technology, the performance of these applications for both video and still images is enhanced.

•	Face Beautification, which allows users to automatically enhance portraits (still and video) with features such as skin toning, face slimming, eye brightening, and teeth whitening.

•	HDR, or High Dynamic Range which enables users to capture quality images even in the presence of a wide range of lighting conditions (e.g., bright lights or sun).

•	Panorama, which enables users to easily and automatically create panoramic images in a single step without a PC or editing software.

•	Image Stabilization, which corrects for motion blur and shake induced during video capture.

Micro-Optics:

DOC uses the latest semiconductor manufacturing techniques to deliver its micro-optic lenses, including DOEs, ROEs and IMOS. The products are manufactured in DOC’s state-of-the-art ISO-registered facility in Charlotte, North Carolina. On November 14, 2012, we announced we intended to pursue a possible sale of, or other strategic alternatives for, this facility, as we believe that it is not central to DOC’s core product opportunity in the MEMS autofocus area.

Fixed Focus Camera Modules:

DOC produces fixed focus camera modules at its camera module assembly facility located in Zhuhai, China. Fixed focus camera modules have lens systems where the distances between the lenses are constant. In contrast, our mems|cam products use MEMS technology to mechanically adjust the distances, enabling autofocus. In 2012, we began to transition production capacity of our Zhuhai facility towards our new mems|cam products.

Customers:

Certain of our DOC technologies are currently licensed to companies such as Guangdong Oppo Mobile Telecommunications Corp, LTD, Nikon Corporation, Samsung Electronics Co., Ltd., and Toshiba Corporation, among others, in markets such as digital still cameras and smartphones. Our micro-optic lenses are sold into many markets, including semiconductor lithography, high-end communication routers, military and defense, and barcode scanners. We are primarily targeting OEMs of smartphones for our mems|cam family of products.

Sales and Marketing:

Our sales activities focus primarily on developing direct relationships at the technical, marketing and executive management levels with companies in the camera module and smartphone industry to license our technologies and sell our products. Product marketing focuses on identifying the needs and product requirements of our customers. Product marketing also manages the development of all of our technologies throughout the development cycle and creates the required marketing materials to assist with the adoption of the technologies.

Research & Development:

Our research and development groups work closely with our sales and marketing groups, as well as our customers and partners, to bring new products incorporating our technologies to market in a timely, high quality and cost-efficient manner. As of December 31, 2012, DOC employed 327 engineers and technologists devoted to consumer optics. Research and development and other related costs for the DigitalOptics segment were approximately $67.9 million, $47.2 million and $50.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Intellectual Property Portfolio:

As of December 31, 2012, our subsidiaries comprising the DigitalOptics segment owned approximately 798 United States patents and patent applications, as well as approximately 680 foreign patents and patent applications. The last to expire of those issued patents expires in 2031.

Strategy:

Our overall goal is to disrupt today’s conventional camera module market by delivering our mems|cam products combined with innovative image processing features. We aim to do this primarily by manufacturing and delivering MEMS autofocus products, which we anticipate will take market share from the current incumbent VCM technology due to the speed, power, and precision advantages the MEMS autofocus products offer relative to existing VCM camera modules. We primarily plan to target the $4.5 billion smartphone camera module market. We also plan to license our image processing software to additional major OEMs in the smartphone market and, in the long-term, to integrate this software into our mems|cam products.

Competition:

Our MEMS-based autofocus technology competes with autofocus technologies including traditional lens-motion-type autofocus, emerging lens-modification-type autofocus, solutions using voice coil motor technology, and also other computational-type autofocus solutions and other solutions and technologies provided by companies such as DxO Labs. Our Micro-optics products such as the diffractive optical elements used in off-axis illumination for lithography, face competition from products offered by other Micro-optics manufacturers such as JenOptik A.G. as well as emerging technologies such as ASML’s FlexRay technology. Our wafer-level camera solution competes with both the traditional lens vendors who enjoy an established supply chain, as well as other wafer-level optics technologies offered by companies such as Heptagon Oy and Anteryon B.V. For the embedded image processing technologies such as Face Detection and our other FaceTools products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. We also expect to see other competing technologies emerge. Competitors in the lens actuator field include VCM manufacturers such as Mitsumi Electric Co., Ltd, Shikoh, and TDK Corporation. We also compete with internal design groups at image sensor and lens manufacturers and camera module companies such as Omnivision Technologies, Inc., Aptina Imaging Corporation, STMicroelectronics, Inc., Samsung Electronics Co, Ltd., and Toshiba Corporation. The internal design groups of these companies may create imaging and optics solutions that compete with our own.

Employees

As of December 31, 2012, we had 1,085 employees, with 528 in manufacturing, 373 in research and development (including employees who perform engineering, assembly, design and infrastructure services under our service agreements with third parties) and 146 in general administration, including general management, legal, human resources, information technology, finance and accounting, and 38 in sales, marketing and licensing. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements other than certain ordinary course agreements of an employer’s collective which may bind our Israeli subsidiaries under Israel law. We consider our relations with our employees to be good.

Customer Concentration

All of our revenues are denominated in U.S. dollars. The following table sets forth revenues generated from customers, all of which are in the Intellectual Property segment, comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Micron Technology, Inc.	13%	19%	13%
Spansion Inc.	11	*	*
Powertech Technology Inc.	10	25	21

*	denotes less than 10% of total revenues.

A significant portion of our revenues are derived from customers headquartered outside of the U.S., principally in Asia, and we expect these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic regions of the headquarters of our customers and the percentage of revenues derived from each region for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
U.S.	45%	29%	29%
Korea	17%	17%	13%
Taiwan	12%	29%	27%
Japan	11%	13%	15%
China	8%	3%	2%
Other Asia	4%	4%	8%
Europe and other	3%	5%	6%

See Note 16—“Segment and Geographic Information” in the Notes to Consolidated Financial Statements for additional geographic information about our revenues and long-lived assets.

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

We earn a significant amount of our revenues from a limited number of customers. For the years ended December 31, 2012, 2011 and 2010, there were three, two and two customers, respectively, that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues could decrease substantially. Powertech Technology Inc. (“PTI”), one of our customers that accounted for 10% or more of revenue for the year ended December 31, 2012, filed a complaint against Tessera, Inc. in December 2011, seeking a declaratory judgment that PTI had the right to terminate its license agreement due to a breach of contract by Tessera, Inc., and subsequently notified Tessera, Inc. in June 2012 of its purported termination of its license agreement. See Part I, Item 3—Legal Proceedings for additional detail. PTI also notified Tessera, Inc. in its June 2012 letter that PTI would make a final payment under the license agreement in July 2012, which Tessera, Inc. received and is included in our operating results for the year ended December 31, 2012. If we are not able to replace the revenue from PTI or if we receive an adverse determination in the litigation with PTI, it could have a substantial adverse impact on our royalty revenue in the near term. In addition, our license agreement with Micron Technology, Inc., another customer that accounted for 10% or more of revenue for the year ended December 31, 2012, expired in May 2012. If we are not able to enter into a new license agreement with Micron Technology, Inc., it would have a substantial adverse impact on our royalty revenue in the near term.

We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property rights, including material litigation with existing licensees or strategic partners, which could harm either of our business segments, or both.

From time to time, our efforts to obtain a reasonable royalty through our sales effort does not result in the prospective customer agreeing to license our patents. In those cases, we generally will use litigation in order to secure payment for past infringement and as means of securing future royalties for the use of our patents in the customer’s products. We also litigate to enforce our other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part I, Item 3—Legal Proceedings, are examples of disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.

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

The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. These costs may be materially higher than expected, which could adversely affect our operating results and lead to volatility in the price of our common stock. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations and cash flows.

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

Our business could be negatively affected as a result of a proxy fight and the actions of activist stockholders.

We recently received a notice from Starboard Value and Opportunity Master Fund Ltd (“Starboard”) to nominate seven individuals for election to our Board of Directors, although Starboard has not yet announced how many nominees it will actually seek to elect. If a proxy contest results from this notice or proposal or if other activist activities continue, our business could be adversely affected because:

•	Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•

Perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•

If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize value from our acquired or intangible assets, and this could in turn have a material adverse effect on our business prospects and on our results of operations and financial condition.

A proxy contest could also cause our stock price to experience periods of volatility.

From time to time we enter into license agreements that have fixed expiration dates and if, upon expiration or termination, we are unable to renew or relicense such license agreements on terms favorable to us, our results of operations could be harmed.

From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our revenue base. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of revenue for the year ended December 31, 2012 and has since entered into a definitive sponsor agreement to acquire and support Elpida Memory, Inc., a leading dynamic random access memory (“DRAM”) manufacturer, which is expected to close in the first half of 2013 subject to numerous closing conditions and approvals. If we fail to replace the expired Micron Technology, Inc. license agreement, it will have a negative impact on our revenue and our results of operations.

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

We derive a significant portion of our revenues from licenses and royalties. The success of our licensing business depends on our ability to continue to acquire and develop high quality patent portfolios. We devote significant resources to sourcing and acquiring patent portfolios and to developing new technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries and we must continue to do so in the future to remain competitive. The competition for acquiring high quality patent portfolios is intense and there is no assurance that we can continue to acquire such patent portfolios on favorable terms. Moreover, developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new or improved technologies in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times from 2013 through 2031. We need to develop or acquire successful innovations and obtain revenue-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.

We are currently involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of the scope of our key patents could significantly harm our business.

As more fully described in Part I, Item 3—Legal Proceedings, we are currently involved in litigation involving some of our patents. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of our patents. In addition, reexamination requests have been filed in the U.S. Patent and Trademark Office (“PTO”) with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. The PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. We are currently asserting these patents and patent claims in litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

We cannot predict the outcome of any of these proceedings or the myriad procedural and substantive motions in these proceedings. If there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our patents, or if a court or an administrative body such as the PTO limits the scope of the claims of any of our patents, we could be prevented from enforcing or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations and cash flows, or the trading price of our common stock.

Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management’s time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings historically have been protracted and complex. The time to resolution and complexity of our litigation, their disproportionate importance to our business compared to other companies, the propensity for delay in patent litigation, and the potential that we may lose particular motions as well as the overall litigation all could cause significant volatility in our stock price and materially adversely affect our business and consolidated financial position, results of operations and cash flows.

The timing of payments under our license agreements may cause fluctuations in our quarterly or annual results of operations.

From time to time we enter into license agreements that include pricing or payment terms that result in quarter-to-quarter or year-over-year fluctuations in our revenues, such as volume pricing adjustments. The effect of these terms may also cause our aggregate annual royalty revenues to grow less rapidly than annual growth in overall unit shipments in the applicable end market. Additionally, our licensees may fail to pay, delay payment of or underpay what they owe to us under our license agreements, which may in turn require us to enforce our contractual rights through litigation, resulting in payment amounts and timing different than expected based on the terms of our license agreements. This also may cause our licensing revenues to fluctuate on a quarter-to-quarter or year-over-year basis.

Recent changes to U.S. patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office may adversely impact our business.

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes and proposed changes to the patent laws and proposed changes to the rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act which codifies significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes on our patent portfolio and business have yet to be determined, as the PTO is still in the process of implementing regulations relating to these changes and the courts have yet to address many of the new provisions. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, and we may not receive royalties after that time.

Tessera, Inc.’s license agreement with Texas Instruments, Inc. automatically converts to a fully paid-up license on December 31, 2013, assuming that Texas Instruments complies with all terms and conditions of the license agreement up through its expiration. In addition, Tessera, Inc.’s license agreement with Samsung Electronics Co, Ltd converts to a fully paid-up license after the expiration of its extended term in May 2017. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of

Tessera, Inc.’s relevant intellectual property under the terms of the license agreements without further payment, even if relevant patents are still in effect. If we cannot find another source of revenue to replace the revenues from these license agreements converting to fully paid-up licenses, our results of operations following such conversion would be materially adversely affected.

The current DRAM market conditions are challenging, and if such conditions do not improve, it may have a material adverse effect on our business.

Current conditions in the DRAM market are challenging. From time to time prices for DRAM chips are less than our licensees’ or potential licensees’ variable costs of making that chip. The DRAM market has gone through many cycles of unprofitability, resulting in the bankruptcy, consolidation or discontinuation of DRAM production by many semiconductor companies. For example, Elpida Memory Inc. filed for bankruptcy protection in 2012, and Micron Technology, Inc. has subsequently entered into a definitive sponsor agreement to acquire and support Elpida Memory Inc., which is expected to close in the first half of 2013 subject to numerous closing conditions and approvals. We are unable to predict the effect of the current market conditions on our licensees or potential licensees. The poor profitability, bankruptcy, consolidation or discontinuation of DRAM production by any of these companies could have a material adverse effect on our business.

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

As part of our DigitalOptics business, we currently derive revenues from licenses to and royalties from our DigitalOptics technologies in consumer electronics, such as mobile phones, digital still cameras, wireless devices, personal computers and other consumer electronics. Our future success depends upon transitioning our image enhancement solutions into the mobile imaging market through delivering revolutionary MEMS-based camera modules and becoming a vertically integrated camera module supplier. Any of the following factors could limit the growth of our DigitalOptics technology, and therefore could have an adverse effect on our business and results of operations:

•	our ability to innovate and provide solutions at lower costs, with improved performance, or with more enhanced features than our competitors;

•	the relevant markets’ rate of adoption of our DigitalOptics technologies;

•	our ability to build a robust supply chain to support product ramp plans;

•	our ability to raise or generate sufficient capital to execute product ramp plans; and

•	our competitors who may have superior products or solutions which take away market share or design wins from us.

The markets for semiconductors and related products and camera modules are highly concentrated, and we may have limited opportunities to license our technologies or sell our products.

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Consolidation in the semiconductor industry may increase this concentration. For example, Micron Technology, Inc. entered into a definitive sponsor agreement to acquire and support Elpida Memory Inc., which is expected to close in the first half of 2013 subject to numerous closing conditions and approvals. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers’ sales and business results. This is also true for the camera module market which is the target market for our DigitalOptics business. In this market, a small number of OEMs account for a substantial portion of purchases of camera-enabled cell phones and other mobile devices. We have been promoting the adoption of our technologies in this market through the supply chain infrastructure by signing licenses with the sensor, lens and camera manufacturers and assemblers. Consolidation of the OEMs may affect our licensees’ ability to maintain or establish relationships with these OEMs through which they sell products incorporating our DigitalOptics technologies. As a result, our financial results could be materially adversely affected.

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our revenue growth.

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including MEMS-based autofocus technologies. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including innovativeness and demand for the technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.

We are unable to predict when we will begin to generate meaningful revenue from our MEMS-based technology, if we are able to do so at all.

We have invested a significant amount of our resources into acquiring and developing our MEMS-based technology. We do not yet have meaningful revenues from those technologies, whether through licensing arrangements or product sales. We are in the process of converting the manufacturing facility in Zhuhai, China that we acquired in June 2012, from fixed focus camera modules manufacturing, to the production of our MEMS-based camera modules. However, we do not currently have a customer base for MEMS-based camera modules, and we cannot be certain whether and when these and our other efforts will lead to the generation of meaningful revenue from our MEMS-based camera modules. If we are unable to do so in a timely fashion, or at all, our business prospects will be significantly impacted and our results of operations and financial condition may be materially and adversely affected.

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

For our DigitalOptics technologies, our MEMS-based autofocus technology enables high-precision control of a moving lens for autofocus functionality with a small form factor. This technology compete with autofocus technologies including traditional lens-motion-type autofocus, emerging lens-modification-type autofocus, solutions using voice coil motor technology, and also other computational-type autofocus solutions and other solutions and technologies provided by companies such as DxO Labs. Our Micro-optics products such as the diffractive optical elements used in off-axis illumination for lithography, face competition from products offered by other Micro-optics manufacturers such as JenOptik A.G. as well as emerging technologies such as ASML’s FlexRay technology. Our wafer-level camera solution competes with both the traditional lens vendors who enjoy an established supply chain, as well as other wafer-level optics technologies offered by companies such as Heptagon Oy and Anteryon B.V. For the embedded image processing technologies such as Face Detection and our other FaceTools products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. Our competitors in the lens actuator field include VCM manufacturers such as Mitsumi Electric Co., Ltd, Shikoh, and TDK Corporation. We also expect to see other competing technologies emerge.

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

We also attempt to expand our licensable technology portfolio and technical expertise by acquiring and further developing new technologies or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technology and intellectual property to others. However, we may not be able to acquire or obtain rights to licensable technology and intellectual property in a timely manner or upon commercially reasonable terms. Even if we do acquire such rights, some of the technologies we invest in may be commercially unproven and may not be adopted or accepted by the industry. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future needs of the semiconductor, consumer and communication electronics, and consumer imaging industries. Our failure to acquire new technologies that are commercially viable in the semiconductor, consumer and communication electronics, and consumer imaging industries could significantly harm our business, financial position, results of operations and cash flows.

The way we integrate internally developed and acquired technologies into our products and licensing programs may not be accepted by customers.

We have devoted, and expect to continue to devote, considerable time and resources to developing, acquiring and integrating new and existing technologies into our products and licensing programs. However, if customers do not accept the way we have integrated our technologies, they may adopt competing solutions. In addition, as we introduce new products or licensing programs, we cannot predict with certainty if and when our customers will transition to those new products or licensing programs. If customers fail to accept new or upgraded products or licensing programs incorporating our technologies, our financial position, results of operations and cash flows could be adversely impacted.

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

Third parties may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the U.S. and abroad. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to perform its contractual obligations under the agreement. If we cannot or do not license the infringed intellectual property at all or on reasonable terms, or substitute similar technology from another source, our business, financial position, results of operations and cash flows could suffer.

Failure by the semiconductor industry to adopt our packaging technology for the next generation high performance DRAM chips would significantly harm our business.

To date, our packaging technology has been used by several companies for high performance DRAM chips. For example, packaging using our technology is used for DDR2 and DDR3 DRAM and we currently have licensees, including SK hynix Inc. and Samsung Electronics, Co., Ltd., who are paying royalties for DRAM chips in advanced packages.

DRAM manufacturers are also currently developing next generation high performance DRAM chips, including next generation of DDR referred to as DDR4, to meet increasing speed and performance requirements of electronic products. We believe that these next-generation, high performance DRAM chips will require advanced packaging technologies such as CSP.

We anticipate that royalties from shipments of these next-generation, high performance DRAM chips packaged using our technology may account for a significant percentage of our future revenues. If semiconductor manufacturers do not continue to use packages employing our technology for the next generation of high performance DRAM chips and find a viable alternative packaging technology for use with next generation high performance DRAM chips, or if we do not receive royalties from next generation, high performance DRAM chips that use our technology, our future revenues could be adversely affected.

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

We generally incur significant marketing, legal and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can take 18 months or longer for an Intellectual Property license and 24 months or longer for some DigitalOptics licenses. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

Tessera Intellectual Property Corp. incurs significant reverse engineering expenditures on products of potential licensees in order to prepare sales and marketing collateral. We employ intensive marketing and sales efforts to educate licensees, potential licensees and original equipment manufacturers about the benefits of our technologies. In addition, even if these companies adopt our technologies, they must devote significant resources to integrate fully our technologies into their operations. If our marketing and sales efforts are unsuccessful, then we will not be able to achieve widespread acceptance of our technology. In addition, ongoing litigation could impact our ability to gain new licensees which could have an adverse effect on our financial condition, results of operations and cash flows.

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

We acquired our first large-scale manufacturing operation in the Zhuhai Transaction, and are in the process of transforming that manufacturing operation away from the production of fixed focus camera modules toward camera modules based on our MEMS technology. We are also investing in lens design and manufacturing capability in our factory in Taiwan. While we have hired personnel with manufacturing and product marketing experience, we do not, as a company, have extensive experience in these areas. We have a development group in Arcadia, California, that must successfully transfer new product programs to mass production, but we do not have any proven experience in this transfer process. Therefore, our relative lack of experience may make it difficult for us to manufacture DigitalOptics products in commercial quantities while meeting the quality, price, engineering, design, and production standards required to profitably market those products. Even if we are successful in integrating and developing our manufacturing capabilities and processes, we do not know whether we will do so in time to satisfy the requirements of customers. Failure to meet the manufacturing requirements of customers, including Tier One OEMs, and the failure to successfully market our products to such customers, would adversely affect our business and results of operations.

Our manufacturing operations could expose us to liabilities and claims that we have not previously experienced, and such operations, as well as our entire DigitalOptics business, could be subject to litigation risks arising from our Intellectual Property business.

Our commencement of large-scale manufacturing operations resulting from the completion of the Zhuhai Transaction and completion of our Taiwan factory could significantly increase the risk that our DigitalOptics business becomes subject to claims of infringement of third-party intellectual property rights. We do not have prior experience in such manufacturing for markets in which third parties may hold a substantial body of patents and other intellectual property rights. Moreover, the risks of third-party infringement claims could be heightened by our need to engage in enforcement activities in our Intellectual Property business, as existing or potential customers of our Intellectual Property business may seek to assert infringement claims against our DigitalOptics business in response to our enforcement activities in our Intellectual Property business. Competitors of our DigitalOptics business would not be subject to such heightened risk of third-party claims, and such claims could adversely affect our DigitalOptics business as well as impair our enforcement ability and results in our Intellectual Property business. Although a separation of our DigitalOptics business might partially abate our heightened vulnerability in this regard, such a separation remains speculative, and there can be no assurance that we ultimately will determine to separate or to be successful in separating such business.

As a larger portion of our revenues is generated from product sales, we may rely on outsourced high volume manufacturing, which is inherently risky.

As we integrate internally developed technologies into products, we may rely on outsourced high volume manufacturing by utilizing third party wafer foundry, camera lens, packaging, assembly and test capabilities. Doing so could present risks to our operations, including:

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

We sell products and provide services that may subject us to product liability claims in the future. Although we carry liability insurance in amounts that we believe are appropriate, product liability claims can be costly and any future product liability claim made against us may exceed the coverage limits of our insurance policies, be excluded from coverage under the terms of our policies or cause us to record a self-insured loss. A product liability claim in excess of our insurance policies could have a material adverse effect on our business, financial condition and results of operations. Even if a product liability loss is covered by our insurance policies, such policies contain substantial retentions and deductibles that we would be required to pay. Our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all. The payment of retentions or deductibles for a significant amount of claims could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our DigitalOptics solutions currently rely on the use of certain materials and proprietary equipment from a single supplier or a limited number of suppliers. The lack of availability of these materials or proprietary equipment could delay the execution of our business strategy and adversely affect our revenues.

We currently rely on the use of certain materials available from a single supplier or a limited number of suppliers for the manufacturing of our small form factor micro-optics. In addition, we utilize proprietary assembly equipment for certain critical steps of the lens barrel assembly process. If any or some of these materials or proprietary equipment become unavailable, or, if any of these suppliers cease operations and we cannot find an alternative source, our development efforts could be delayed and our revenues from our DigitalOptics business could be adversely affected.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “Risk Factors “section of this report and the following:

•	the timing of and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	fluctuations in our royalties caused by the pricing terms of certain of our license agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	decrease in our revenues caused by price erosion on high performance camera modules incorporating our DigitalOptics technologies;

•	the amount of our product and service revenues;

•	the timing of obtaining product orders and executing our manufacturing plan for our MEMS solutions;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

•	legal proceedings affecting our patents, patent applications or license agreements;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific end markets in which we concentrate;

•	changes in demand for semiconductor capital equipment, digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers;

•	the timing of the conclusion of license agreements;

•	the time it takes to establish new licensing arrangements could be lengthy;

•	the timing of meeting the requirements for revenue recognition under accounting principles;

•	changes in accounting principles; and

•	cyclical fluctuations in semiconductor markets generally.

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

At December 31, 2012, we held approximately $103.8 million in cash and cash equivalents and $338.8 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. The weakened financial markets, originally caused by the sub-prime mortgage crisis in the U.S., has at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.

We operate in a highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline dramatically from one period to the next. Our business depends heavily upon the volume of production by our licensees, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Similarly, our product revenues rely at least in part upon the demand of the semiconductor equipment market. Semiconductor manufacturers and package assembly companies generally sharply curtail their spending during industry downturns, such as in the recent global economic downturn, and historically have lowered their spending more than the decline in their revenues. As a result, our businesses results have been, and will be in the future, significantly impacted by the cyclicality of the semiconductor industry. If we are unable to control our expenses adequately in response to lower revenues from our licensees and service customers in such downturns, our results of operations and cash flows will be materially and adversely impacted.

Changes in financial accounting or existing taxation standards, rules, practices or interpretation may cause adverse unexpected revenue and expense fluctuations which may impact our reported results of operations.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3—“Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

The international nature of our business exposes us to financial and regulatory risks that may have a negative impact on our consolidated financial position, results of operations and cash flows, and we may have difficulty protecting our intellectual property in some foreign countries.

We derive a significant portion of our revenues from licensees headquartered outside of the U.S. We have also expanded our operations outside of the U.S., including manufacturing operations in China and Taiwan, and our research and development facilities in Ireland, Japan, Romania and Taiwan to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

•

fluctuations in exchange rates between the U.S. dollar and foreign currencies as our revenues are denominated principally in U.S. dollars and a portion of our costs are based in local currencies where we operate;

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

Our intellectual property is also used in a large number of foreign countries. There are many countries in which we currently have no issued patents. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. We expect this to become a greater problem for us as our licensees increase their manufacturing and sales in countries which provide less protection for intellectual property. Our inability to enforce our intellectual property rights in some countries may harm our business, financial position, results of operations and cash flows.

Our business and operating results may be harmed if we are unable to manage growth in our business, if we undertake any restructuring activities or if we dispose of a business division or dispose of or discontinue any product lines.

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

From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. For example, in 2011, we announced that we are exploring a possible separation of our DigitalOptics business from the parent corporation and, in November 2012, we announced the planned closure of our facility located in Tel Aviv, Israel and the facility will be closed in the first quarter of 2013. We also announced in November 2012 the potential sale of our DigitalOptics manufacturing facility based in Charlotte, North Carolina. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations and cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers, changes in our workforce and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers or former employees. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that the restructuring, disposal or discontinuance will reduce our operating expenses. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

We may be unable to identify or complete a favorable transaction to separate our DigitalOptics business.

Although we have previously announced that we are exploring a possible separation of our DigitalOptics business from the parent corporation and incentivized our CEO to successfully spin off this business segment, we have not set a definitive timetable for completing our exploration of strategic alternatives for the DigitalOptics business, and there can be no assurance that the process will result in the identification or selection of a transaction, that any transaction that is identified or selected will be completed, or that a completed transaction will be favorable to us and our stockholders. There are numerous hurdles to such a transaction, including the ongoing operating losses of the DigitalOptics business, which make it uncertain whether such business could be operated as a stand-alone company or would attract interest from any potential buyer.

In order to realize our business plan for the DigitalOptics business, we will need to invest a significant amount of capital into our DigitalOptics business and may make additional acquisitions.

Even if the manufacturing operation acquired in the Zhuhai Transaction is successfully integrated into our operations, the success of our business plan for the DigitalOptics business, including the goal to become a vertically integrated camera module supplier, will require substantial additional capital expenditures, increased working capital, and additional acquisitions. For example, we recently made significant capital expenditures to build a manufacturing facility on Taiwan. Additionally, we are making inventory purchases and entering into related purchase commitments. These and other investments in our DigitalOptics business may result in restructuring and asset impairment charges which would adversely affect the financial results of the Company.

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

While we generally do not indemnify our licensees, some of our license agreements in our DigitalOptics business provide limited indemnities for certain actions brought by third parties against our licensees, and some require us to provide technical support and information to a licensee that is involved in litigation for using our technology. We expect to agree to provide similar indemnity or support obligations to future licensees. Our indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee’s development, marketing and sales of licensed DigitalOptics products could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on our business operations, consolidated financial position, results of operations and cash flows.

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel we may not be able to execute our business strategy effectively.

Our success depends, in large part, on the continued contributions of our key management, engineering, sales, marketing, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel or restrictions on their post-employment ability to solicit our employees, contractors or customers if key personnel voluntarily terminate their employment. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. Our future success will depend to a significant extent on the ability of our management team to work together effectively.

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

We are currently contemplating an upgrade to our enterprise resource planning system (“ERP”), and other management information systems which are critical to the operational, accounting and financial functions of our company. Significant management attention and resources would be used and extensive planning would be required to support effective implementation of a new ERP and other such systems. In addition, such implementation may carry certain risks, including the risk of significant design errors, and unexpected difficulties may arise that could materially and adversely affect the accuracy and timely reporting of our operating results and impact our ability to manage our business.

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

We use hazardous substances in the manufacturing and testing of prototype products and in the development of our technologies in our research and development laboratories. We are subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. Our past, present or future failure to comply with environmental regulations could result in the imposition of substantial fines on us, suspension of production, and alteration of our manufacturing processes or cessation of operations. Compliance with such regulations could require us to acquire expensive remediation equipment or to incur other substantial expenses. Any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject us to significant liabilities, including joint and several liabilities under certain statutes. The imposition of such liabilities could significantly harm our business, financial position, results of operations and cash flows.

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

There are numerous risks associated with our acquisitions of businesses, technologies and patents

We have made a number of acquisitions of businesses, technologies and patents in recent years. These acquisitions are subject to a number of risks, including but not limited to the following:

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

Our principal corporate administrative, sales, marketing and research and development facilities are located in San Jose, California, and are held under an operating lease. We have research and development, marketing support and manufacturing facilities in China and Taiwan that are held under operating leases. We have research and development and marketing support facilities in Arcadia, California, Ireland, Japan and Romania that are held under operating leases. We also own a research and development and manufacturing facility in North Carolina. Our DigitalOptics reporting segment utilizes all these facilities and our Intellectual Property reporting segment utilizes our facilities located in San Jose, California. We believe our existing facilities are suitable and adequate for our current needs.

Item 3.	Legal Proceedings

Other than to the extent the proceedings described below have concluded, we cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations and cash flows.

Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 4:05-cv-04063-CW (N.D. Cal.)

On October 7, 2005, Tessera, Inc. filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion LLC’s respective manufacture, use, sale, offer to sell and/or importation of packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. Tessera, Inc. also seeks other relief.

On December 16, 2005, Tessera, Inc. added Spansion Inc. and Spansion Technology, Inc. to the lawsuit.

On January 31, 2006, Tessera, Inc. added claims for breach of contract and/or patent infringement against new defendants, including Advanced Semiconductor Engineering, Inc., ASE (U.S.) Inc. (collectively “ASE”), ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd and Siliconware USA Inc. (collectively “SPIL”), STMicroelectronics N.V., STMicroelectronics, Inc. (collectively “ST”), STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to Tessera, Inc.’s claims, and some of them have brought related counterclaims alleging that the Tessera, Inc. patents at issue are invalid, unenforceable and not infringed, and/or that Tessera, Inc. is not the owner of the patents.

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

On December 4, 2012, the court extended the fact discovery cut-off date to February 18, 2013 and on January 28, 2013 the court further extended the fact discovery cut-off date to March 15, 2013 but did not change the other dates identified above.

On December 5, 2012 and January 28, 2013, respectively, Tessera, Inc. entered into a settlement with Spansion LLC, Spansion, Inc., and Spansion Technology, Inc. (collectively “Spansion”) and STATS ChipPAC Ltd,, STATS ChipPAC, Inc. and STATS ChipPAC (BVI) Limited (collectively “STATS ChipPac”). Tessera, Inc. filed a stipulated dismissal on December 30, 2012 as to the Spansion entities only and on January 30, 2013 as to the STATS ChipPAC entities only.

On January 31, 2013, the court issued three summary judgment opinions on motions filed related to alleged breach of contract claims. The court denied the defendants’ motion for summary judgment relating to sales to Motorola, granted in part and denied in part ASE’s motion for summary judgment and granted ST’s motion for summary judgment. Breach of contract claims remain against several defendants after these motions.

On February 27, 2013, Tessera Inc. announced that it had entered into a settlement with AMD.

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

On December 26, 2012, Tessera Technologies, Inc. entered into a settlement with Hynix and certain Tessera Technologies, Inc. subsidiaries entered into license agreements with Hynix. Tessera Technologies, Inc. filed a Notice of Settlement and Request for Dismissal on January 10, 2013. This proceeding is now concluded.

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

The parties resolved this case and on November 6, 2012 filed a stipulated dismissal of the declaratory judgment action. This proceeding is now concluded.

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

The parties resolved this case and on November 6, 2012 filed a stipulated dismissal of the declaratory judgment action. This proceeding is now concluded.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4: 10-00945-CW (N.D. Cal.) and U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489

On March 5, 2010, PTI filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera, Inc.’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries, Co., Ltd v. Tessera, Inc., Civil Action No. 4:08-cv-03667-CW (N.D. Cal.), and assigned to the judge presiding over that action.

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

On Oct. 23, 2012, the Court granted PTI leave to file its fourth amended and supplemental complaint. PTI’s fourth amended complaint adds an allegation to PTI’s claim for declaratory relief seeking the recovery and return of royalty payments made to Tessera, Inc. from at least March 2010 in an amount exceeding $130 million and continues to seek the recovery sought in PTI’s third amended complaint.

Tessera, Inc. v. Macrotech Technology Inc., Civil Action No. 4:13-00555-KAW (N.D. Cal.)

On February 7, 2013, Tessera, Inc. filed a complaint against Macrotech Technology Inc. (“MTI”) in the United States District Court for the Northern District of California. Tessera, Inc’s complaint names as defendant MTI and alleges that MTI induced PTI to breach its contract with Tessera, Inc., and intentionally and negligently interfered with Tessera, Inc.’s prospective economic relationships. Tessera, Inc. seeks damages as well as the imposition of a constructive trust on certain amounts owed to Tessera, Inc.

Contingency fee dispute for the case of Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688 (Cal. Super. Ct.)

Tessera Technologies, Inc. has a dispute with its former counsel Susman Godfrey L.L.P. (“Susman”) over the amount due to Susman, if any, as a contingency fee for Susman’s work in the matter of Tessera Technologies, Inc. v. Hynix Semiconductor Inc. Susman has requested arbitration of the dispute. No arbitration date has been scheduled.

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

The Court issued its case management order on June 26, 2012, setting the schedule for the case. On January 3, 2013 the Court granted a stipulation by the parties to extend the case schedule.

Tessera, Inc. v. Sony Electronics, Inc. et al., Civil Action No. 1:10-CV-838-RMD-KW (D. Del.)

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

On June 17, 2011, Sony filed a request with the PTO for inter partes reexamination of U.S. Patent No. 6,885,106, and on September 24, 2012, Sony filed a petition with the PTO for inter partes review of U.S. Patent No. 6,054,337, as discussed in greater detail in the “Reexamination Proceedings” section below. On October 11, 2012, Sony filed a motion to stay the litigation pending completion of proceedings on both asserted patents before the PTO. On November 27, 2012, Tessera, Inc., Sony, and Renesas submitted to the Court a stipulated order whereby each party agreed to dismiss with prejudice its claims and counterclaims regarding U.S. Patent No. 6,885,106, each party to bear its own fees and costs, and to stay the litigation until the earlier of: (1) The Patent Trial and Appeal Board’s (“PTAB”) denial of Sony’s Petition for inter partes review of U.S. Patent No. 6,054,337, or (2) the confirmation by the PTAB of claim 27 or claim 28 of U.S. Patent No. 6,054,337. As part of the stipulation, Renesas agreed not to assert invalidity of U.S. Patent No. 6,054,337 in the litigation based on prior art raised unsuccessfully in the inter partes review of U.S. Patent No. 6,054,337. The parties otherwise expressly reserved all rights and made no admissions. On December 11, 2012, the Court entered the parties’ stipulated order.

Tessera, Inc. v. Sony Corporation, Civil Action No. 5:11-04399-EJD (N.D. Cal.)

On May 26, 2011, Tessera, Inc. filed a complaint against Sony Corporation in the California Superior Court for Santa Clara County. Tessera, Inc.’s complaint alleges breach of contract and breach of the covenant of good faith and fair dealing claims against Sony Corporation. Tessera, Inc. contends that Sony Corporation failed to abide by the terms of a royalty-bearing technology license agreement between the parties. Tessera, Inc. contends that it commissioned an audit of payments due by Sony Corporation under the agreement, delivered an audit report to Sony Corporation on February 14, 2011, and that Sony Corporation has failed to pay the amounts the auditors found due. Tessera, Inc. requests its damages, plus interest, costs and attorney’s fees. Sony Corporation removed the case to federal district court (Northern District of California) on September 2, 2011. On September 8, 2011, Sony Corporation filed an answer and defenses to Tessera, Inc.’s complaint, and a counterclaim alleging breach of the implied covenant of good faith and fair dealing. On January 31, 2012, the Court issued a Case Management Order, setting various case deadlines, including scheduling a Preliminary Pretrial Conference for February 22, 2013. On October 10, 2012 Sony Corporation filed a motion requesting leave to file an Amended Answer, which proposes adding counterclaims against Tessera, Inc. for fraud, violation of Cal. Bus. & Prof. Code 17200, and civil conspiracy. On January 7, 2013, the Court denied Sony Corporation’s motion for leave to file an Amended Answer and issued an order resetting various case deadlines, including rescheduling the Preliminary Pretrial Conference to March 22, 2013.

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

On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.’s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on July 13, 2010. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.’s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and SPIL filed a Notice of Appeal on June 2, 2011. On November 15, 2011, the Examiner mailed an Examiner’s Answer maintaining all positions set forth in the Right of Appeal Notice issued on May 3, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.’s December 21, 2012 petition on January 2, 2013. On January 28, 2013, the Patent Trial and Appeal Board denied Tessera Inc.’s December 21, 2012 petition and dismissed SPIL’s January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, reversing the Examiner’s favorable decision of patentability, by rejecting all of the claims subject to reexamination on a new ground. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.‘s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera Inc. filed a response and request to reopen prosecution.

On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On June 9, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. A Right of Appeal Notice was issued on June 22, 2009. Tessera, Inc. filed a Notice of Appeal on July 22, 2009. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera, Inc. filed a Notice of Appeal on March 3, 2011, and SPIL filed a Notice of Cross Appeal on March 7, 2011. On August 22, 2011, the examiner mailed an examiner’s answer maintaining all positions set forth in the Right of Appeal Notice issued on February 18, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.’s December 21, 2012 petition on January 2, 2013. On January 28, 2013 the Patent Trial and Appeal Board denied Tessera Inc.’s December 21, 2012 petition and dismissed SPIL’s January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, affirming the Examiner’s previous holding of unpatentability as to some claims, reversing the Examiner’s favorable decision of patentability as to other claims by rejecting those claims on new grounds of rejection, and affirming the Examiner’s favorable decision of patentability as to still other claims. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.’s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera Inc. filed a request to reopen prosecution.

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

On April 2, 2008, a request for inter partes reexamination of Tessera, Inc.’s U.S. Patent No. 6,458,681 was filed, ostensibly by Powerchip. On June 6, 2008, the PTO granted this request and issued an official action rejecting certain claims of the ‘681 patent. On September 21, 2009, the PTO issued an Action Closing Prosecution rejecting certain claims and holding one claim patentable. A Right of Appeal Notice was issued on February 22, 2010. On July 20, 2010, the PTO issued a Notice of Intent to Issue Inter Partes Reexamination Certificate, canceling the claims subject to reexamination. The reexamination certificate was issued on October 26, 2010. On March 22, 2010, Tessera, Inc. filed an application for reissue of the ‘681 patent to further address the matters raised during the reexamination proceedings and to pursue additional claims. On May 22, 2012, the reissue application issued as U.S. Patent No. RE43,404, which included certain amended claims from the ‘681 patent and new claims, and which canceled other claims from the ‘681 patent.

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

On June 17, 2011, a request for inter partes reexamination of U.S. Patent No. 6,885,106 was filed by Sony Corporation and Sony Electronics, Inc. On September 8, 2011, the PTO granted the request for reexamination. On September 20, 2011, the PTO issued a non-final official action rejecting certain claims and confirming certain claims. Tessera, Inc. filed a Petition under 37 C.F.R. § 1.181 to Withdraw the Pending Office Action and Ultra Vires Requirement for Information (Rule 105 Requirement) on November 11, 2011. Tessera, Inc. then filed a response to the September 20, 2011, non-final official action on December 20, 2011. Sony filed responsive comments on January 19, 2012 with a Petition to waive page limits. The PTO dismissed Tessera, Inc.’s Rule 181 Petition as moot because the PTO accepted Tessera, Inc.’s arguments in the Response regarding the Rule 105 requirement. The PTO found Tessera, Inc.’s response non-compliant for exceeding the page limits in a Notice mailed February 22, 2012. Tessera Inc. filed a Response to the Notice and a Petition to waive page limits

March 7, 2012. The PTO granted Tessera Inc.’s and Sony’s separate petitions to waive page limits on April 10, 2012. The PTO issued an Action Closing Prosecution (non-final) on April 17, 2012, which rejected certain claims and confirmed certain claims. Tessera, Inc. filed a Petition to Strike Sony’s Comments on April 23, 2012. Sony opposed on May 1, 2012 by withdrawing from the record the challenged proposed rejections. The PTO denied Tessera, Inc.’s Petition on May 25, 2012 based on Sony’s withdrawal. Tessera, Inc. filed a Response to the Action Closing Prosecution on June 18, 2012. Sony’s Comments were filed on July 18, 2012. The PTO found Tessera, Inc.’s June 18, 2012 Response page-limit compliant in a petition decision mailed September 28, 2012.

On January 29, 2013, Tessera, Inc. filed a Statutory Disclaimer in the patent file of U.S. Patent No. 6,885,106 dedicating to the public all of the originally issued claims in U.S. Patent No. 6,885,106. Tessera, Inc. then filed, on February 5, 2013, a Supplemental Amendment in the reexamination that canceled all pending claims and alerted the Examiner to the Statutory Disclaimer. The Supplemental Amendment also sought termination of the inter partes reexamination proceeding. On February 11, 2013, at the specific request of the U.S. Patent and Trademark Office, Tessera, Inc. filed in the reexamination a Notice of Concurrent Proceedings, again alerting the Examiner to the Statutory Disclaimer filed in the patent file of U.S. Patent No. 6,885,106. On February 25, 2013, the PTO mailed a Notice of Intent to issue a Reexamination Certificate (NIRC), which terminated the reexamination and noted the status of the claims as: 1-60 currently disclaimed and 61-155 cancelled.

On September 24, 2012, Sony filed a petition for inter partes review of Tessera, Inc.’s U.S. Patent No. 6,054,337. On September 27, 2012, the PTO mailed a Notice accepting the petition filing, which set a December 27, 2012 deadline for Tessera, Inc. to file a preliminary response. Tessera, Inc. filed a patent owner preliminary response on December 26, 2012. On February 26, 2013, the Patent Trial and Appeal Board (PTAB) mailed a Decision initiating a trial for claims 27-29 and 39 on two grounds of patentability.

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

The patents that are subject to the above-described reexamination proceedings include some of the key patents in Tessera, Inc.’s portfolio, and claims that are treated in the current official actions are being asserted in certain of Tessera, Inc.’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision could also significantly affect Tessera, Inc.’s ongoing litigations, as described herein, in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations and cash flows.

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

In re Spansion, LLC, U.S. Bankruptcy Court (Del.), Case No. 09-1069; In re Spansion, Inc., U.S. Bankruptcy Court (Del.), Case No. 09-10690; In re Spansion Technology LLC, U.S. Bankruptcy Court (Del.), Case No. 09-10691

On or about March 1, 2009, Spansion initiated bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. On or about July 17, 2009, Tessera, Inc. filed a Proof of Claim in each of the above Spansion bankruptcy proceedings alleging amounts due of not less than $25 million.

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

Tessera, Inc. entered into a settlement with Spansion. Tessera, Inc. filed a stipulated dismissal on December 30, 2012. This proceeding is now concluded.

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

On November 27, 2012, the Tribunal issued an Addendum to its Partial Award dated July 6, 2012.

On February 20, 2013, the Tribunal issued another Partial Award. Among other things, the February 20, 2013 Partial Award further interpreted the parties’ agreement and the scope of products covered by the now-terminated license agreement. Further proceedings are expected to ascertain, among other things, the amount due to Tessera, Inc. consistent with the February 20, 2013 Partial Award. Tessera, Inc. cannot predict the timing of the damages award(s) that may result.

Discovery is proceeding on Tessera, Inc.’s claims for royalties against certain Amkor packages based on certain additional patents Tessera, Inc. has asserted against Amkor. On January 25, 2013 the Tribunal denied Amkor’s motion for partial Summary Judgment seeking to exclude certain packages as not covered by the license agreement.

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

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter (ended March 31, 2012)	$20.52	$14.70
Second Quarter (ended June 30, 2012)	$17.34	$12.77
Third Quarter (ended September 30, 2012)	$15.90	$13.67
Fourth Quarter (ended December 31, 2012)	$16.63	$13.09

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter (ended March 31, 2011)	$23.18	$15.84
Second Quarter (ended June 30, 2011)	$20.77	$15.55
Third Quarter (ended September 30, 2011)	$17.72	$11.83
Fourth Quarter (ended December 31, 2011)	$18.41	$11.13

As of January 31, 2013 there were outstanding 52,324,821 shares of common stock held by 25 stockholders of record.

In August 2007, we announced a plan authorized by our Board of Directors to purchase up to $100 million of our common stock in the open market or through private transactions. No purchases were made during the years ended December 31, 2012, 2011 or 2010 under this plan. No expiration date has been specified for this plan. For the years ended December 31, 2008 and 2007, we repurchased a total of 630,000 shares and 15,000 shares, respectively, or, a total of 645,000 shares of common stock at an average price of $16.26 per share for a total cost of $10.5 million under the terms of the repurchase program. As of December 31, 2012, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

We initiated a dividend program in March of 2012 and our Board declared cash dividends of $0.10 per share payable in the second, third and fourth quarters of 2012, and the first quarter of 2013. Total cash dividends paid in 2012 were approximately $15.6 million. The dividend for the first quarter of 2013 is payable on March 28, 2013 for stockholders of record at the close of business on March 7, 2013. No cash dividends were declared and paid in 2011 and 2010.

PERFORMANCE GRAPH

The following graphic representation shows a comparison of total stockholder return for holders of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index from December 31, 2007 through December 31, 2012. The graph and table assume that $100 was invested on December 31, 2007 in each of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	12/07	12/08	12/09	12/10	12/11	12/12
Tessera Technologies, Inc.	$100.00	$28.55	$55.94	$53.24	$40.26	$40.37
NASDAQ Composite	$100.00	$60.02	$87.24	$103.08	$102.26	$120.41
PHLX Semiconductor	$100.00	$52.81	$91.10	$105.61	$94.67	$101.45

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
Royalty and license fees	$182,521	$237,201	$279,623	$286,207	$220,252
Past production payments (1)	24,729	—	—	—	170
Product and service revenues	26,773	17,375	21,770	13,233	27,869

Total revenues	234,023	254,576	301,393	299,440	248,291

Operating expenses:
Cost of revenues	40,366	23,493	21,777	16,971	16,746
Research, development and other related costs	100,681	75,976	74,098	65,888	61,599
Selling, general and administrative	97,295	83,378	79,300	72,808	69,539
Litigation expense	34,018	29,354	21,892	26,131	84,308
Restructuring and other charges	2,524	5,249	—	—	—
Impairment of long-lived asset	—	(569)	3,505	—	—
Impairment of goodwill	—	49,653	—	—	—

Total operating expenses	274,884	266,534	200,572	181,798	232,192

Operating income (loss)	(40,861)	(11,958)	100,821	117,642	16,099
Other income and expense, net	5,872	2,643	2,604	5,519	3,087

Income (loss) before taxes	(34,989)	(9,315)	103,425	123,161	19,186
Provision for (benefit from) income taxes	(4,764)	9,985	46,079	53,365	14,544

Net income (loss)	$(30,225)	$(19,300)	$57,346	$69,796	$4,642

Net income (loss) per common share-basic (2)	$(0.58)	$(0.38)	$1.15	$1.43	$0.10

Net income (loss) per common share-diluted (2)	$(0.58)	$(0.38)	$1.14	$1.42	$0.10

Cash dividends declared per share	$0.30	$—	$—	$—	$—

Weighted average number of shares used in per share calculation-basic (2)	51,977	51,082	50,070	48,826	47,963
Weighted average number of shares used in per share calculation-diluted (2)	51,977	51,082	50,450	49,265	48,358

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$442,603	$492,445	$475,005	$387,958	$276,500
Working capital	422,114	481,427	468,912	379,559	261,301
Total assets	705,102	716,526	711,854	616,318	501,589
Long-term liabilities	9,505	5,017	10,503	11,431	12,599
Total stockholders’ equity	642,425	670,679	664,583	572,185	446,904

(1)	Past production payment revenues are royalty payments for the use of our intellectual property and where payments are made as part of a settlement of a patent infringement dispute from previously unlicensed parties.

(2)	See Note 9 of the Notes to Consolidated Financial Statements for an explanation of the methods used to determine the number of shares used to compute per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion (presented in thousands, except for percentages) should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

Tessera Technologies, Inc. is a holding company with operating subsidiaries in two segments: Intellectual Property and DigitalOptics.

Our Intellectual Property segment generates revenue from manufacturers and other implementers that use our technology. We pioneered chip-scale packaging solutions, which we license to the semiconductor industry. We also develop and acquire interconnect solutions and intellectual property in areas such as mobile computing and communications, memory and data storage, and 3DIC technologies.

Our DigitalOptics business designs and manufactures imaging systems for smartphones, generating revenue through product sales and software license fees and royalties. Our expertise in optics, camera modules, MEMS, and image processing enable us to deliver products that expand the boundaries of smartphone photography. We also offer customized micro-optic lenses, which may include DOEs, ROEs and/or IMOS.

Results of Operations

Acquisitions

We have grown our business partly through acquisitions. In 2010, we completed the acquisition of Siimpel Corporation (“Siimpel”), a developer and manufacturer of MEMS-based camera solutions for mobile imaging applications for $15.0 million. Siimpel’s MEMS autofocus and MEMS autofocus + Shutter solutions complement our image enhancement solutions and enable us to offer a wider range of high-value IP-based imaging and optics solutions. The impact of this acquisition on our financial results has been included in our DigitalOptics segment as discussed below.

In June 2012, we completed the Zhuhai Transaction, which involved the acquisition of certain assets of Vista Point Technologies, a Tier One qualified camera module manufacturing business, from Flextronics International Ltd. for consideration of $29.0 million, net of $11.9 million cash acquired. Approximately $7.6 million of the consideration has been placed in escrow at the initial closing, of which, approximately $4.0 million is subject to delivery of certain additional assets by Flextronics International Ltd. no later than March 31, 2013 and approximately $3.0 of which was released in connection with the delivery of certain additional assets in the fourth quarter of 2012. We intend to use the acquired assets to help build the DigitalOptics segment into a supplier of MEMS-based camera modules in the mobile phone market. In 2012, we generated approximately $13.4 million in revenues from the sale of fixed focus camera modules and incurred $20.0 million of operating expenses related to the manufacturing operations acquired in the Zhuhai Transaction. We expect our revenues from the production of the fixed focus camera modules to decrease during 2013 as compared to 2012, as we transition the Zhuhai manufacturing facility to the production of our MEMS-based camera modules, from which we have yet to generate meaningful revenue. The impact of the acquisition on our financial results has been included in the following discussion.

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

From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of total revenues for the year ended December 31, 2012 and has since entered into a definitive sponsor agreement to acquire and support Elpida Memory, Inc., a leading dynamic random access memory (“DRAM”) manufacturer, which is expected to close in the first half of 2013 subject to numerous closing conditions and approvals. If we fail to replace the expired Micron Technology, Inc. license agreement, it will have a negative impact on our revenue and our results of operations.

We are in litigation with PTI, a material customer in 2012, and PTI has ceased making payments. See under the subheading “Contingencies” in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements. If we are not able to replace the revenue from PTI or if we receive an adverse determination in the litigation with PTI, it could have a substantial adverse impact on our royalty revenue in the near term.

In the past, we have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. For example, on February 20, 2013 the International Court of Arbitration of the International Chamber of Commerce issued an award in favor of Tessera, Inc. in its dispute with Amkor. Tessera, Inc. cannot predict the precise amount or the timing of Amkor’s payment. We believe that the dispute with Amkor and similar future proceedings may result in fluctuations in our revenue and expenses.

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Years Ended December 31,
	2012	2011	2010
Revenues:
Royalty and license fees	78%	93%	93%
Past production payments	11	—	—
Product and service revenues	11	7	7

Total Revenues	100	100	100
Operating expenses:
Cost of revenues	17	9	7
Research, development and other related costs	43	30	25
Selling, general and administrative	42	33	26
Litigation expense	15	12	7
Restructuring and other charges	1	2	—
Impairment of long-lived assets	—	(1)	1
Impairment of goodwill	—	20	—

Total operating expenses	118	105	66

Operating income (loss)	(18)	(5)	34
Other income and expense, net	3	1	1

Income (loss) before taxes	(15)	(4)	35
Provision for (benefit from) income taxes	(2)	4	16

Net income (loss)	(13)%	(8)%	19%

Fiscal Year 2012 and 2011

The following table sets forth our revenues by type (in thousands, except for percentages):

	Years Ended December 31,				Increase/ (Decrease)
	2012		2011			Change
Royalty and license fees	$182,521	78%	$237,201	93%	$(54,680)	(23)%
Past production payments	24,729	11	—	—	24,729	n/a
Product and service revenues	26,773	11	17,375	7	9,398	54

Total revenues	$234,023	100%	$254,576	100%	$(20,553)	(8)%

Total revenue for the year ended December 31, 2012 was $234.0 million compared to $254.6 million for the year ended December 31, 2011. See “Segment Operating Results” below for an explanation of the changes in revenue between the reporting periods.

Cost of Revenues

Cost of revenues primarily consists of materials and supplies, direct compensation, amortization of intangible assets related to acquired technologies, and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies, the product and service revenues component of total revenues, the mix of product sales to semiconductor, optics and communications industries and the timing of property and equipment being placed in service. We anticipate our cost of revenues will increase as our product mix includes more products and services as we grow our DigitalOptics business through the manufacturing operations we acquired in June 2012 through the Zhuhai Transaction and from our manufacturing facility in Taiwan that we officially opened in January 2013.

Cost of revenues for the year ended December 31, 2012 was $40.4 million, as compared to $23.5 million for the year ended December 31, 2011, an increase of $16.9 million, or 72%. This increase resulted from increases in expensed equipment, materials and supplies, depreciation and amortization of acquired intangible assets, and personnel related expenses, which relate primarily to the increased product revenues driven by the operations acquired in the Zhuhai Transaction.

Research, Development and Other Related Costs

Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product “tear downs” and reverse engineering, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, circuitry design, 3D architecture, wafer-level packaging technology, high-density substrate, thermal management technology, image sensor packaging, image enhancement technology, including MEMS-based products, and micro-optic lens solutions such as diffractive and refractive optical elements to integrated micro-optical subassemblies. All research, development and other related costs are expensed as incurred.

Research, development and other related costs for the year ended December 31, 2012 were $100.7 million, as compared to $76.0 million for the year ended December 31, 2011, an increase of $24.7 million, or 33%. The increase was primarily due to increases in personnel related expenses of $8.9 million, in material costs of $3.6 million, in consulting fees of $2.5 million, in masks and tooling expenses of $1.8 million, in patent prosecution, application and examination expenses of $1.9 million and in the amortization of intangible assets of $1.6 million. These increases were primarily the result of the expansion of the DigitalOptics business, including the Zhuhai acquisition, and were partially offset by a decrease in stock-based compensation expense of $1.8 million.

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

Selling, general and administrative expenses for the year ended December 31, 2012 were $97.3 million, as compared to $83.4 million for the year ended December 31, 2011, an increase of $13.9 million, or 17%. The increase was primarily attributable to increases in outside service of $4.3 million related to our acquisition activities, in amortization of intangible assets of $5.3 million resulting from approximately $64.0 million in purchases of intangible assets since the third quarter of 2011 and in personnel related expenses of $4.1 million, offset by a decrease in stock-based compensation expense of $6.9 million.

Litigation Expense

Litigation expense for the year ended December 31, 2012 was $34.0 million, as compared to $29.4 million for the year ended December 31, 2011, an increase of $4.6 million, or 16%. The increase was primarily attributable to the timing of case activities in our docket of legal proceedings.

We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described Part I, Item 3—Legal Proceedings, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of a campaign to secure payment of reasonable royalties for the use of our patented technology. If we initiate such litigation, our future litigation expenses would significantly increase.

Restructuring and Other Charges

In November 2012, we announced further restructuring of our DigitalOptics segment to focus our efforts on our core MEMS camera module business. In connection with this effort, we are reducing our workforce and ceasing operations at our facility in Tel Aviv, Israel. In connection with these actions, we incurred total charges of $2.5 million in the fourth quarter of 2012 and expect to incur approximately $0.5 million of additional expenses in the first quarter of 2013.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the periods indicated (in thousands):

	Years Ended December 31,
	2012	2011
Cost of revenues	$641	$458
Research, development and other related costs	6,455	8,233
Selling, general and administrative	9,940	16,879

Total stock-based compensation expense	$17,036	$25,570

Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2012, stock-based compensation expense was $17.0 million, of which $10.3 million related to employee stock options, $4.8 million related to restricted stock awards and units and $1.9 million related to employee stock purchases. For the year ended December 31, 2011, stock-based compensation expense was $25.6 million, of which $16.5 million related to employee stock options, $7.0 million related to restricted stock awards and units and $2.1 million related to employee stock purchases. The $8.5 million decrease in stock-based compensation in 2012 when compared to 2011 was primarily the result of a $5.1 million decrease in expense related to modifications. Modifications typically occur when we enter into consulting agreements with departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. To a lesser extent, stock-based compensation expense was lower due to our declining stock price which affects the fair value of our grants.

As of December 31, 2012, the amount of unrecognized stock-based compensation expense after estimated forfeitures related to unvested stock options was $17.8 million to be recognized over an estimated weighted average amortization period of 2.9 years and $13.6 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.5 years.

Future stock-based compensation expense and unrecognized stock-based compensation expense will fluctuate due to changes in our assumptions used to determine the fair value, fluctuations in our stock price and additional stock awards being granted.

Other Income and Expense, Net

Other income and expense, net, was $5.9 million for the year ended December 31, 2012 compared to $2.6 million for the year ended December 31, 2011. The increase was primarily due to the portion of the payment from Amkor related to the International Court of Arbitration of the International Chamber of Commerce interim award in favor of Tessera, Inc. that was recorded as interest income.

Provision for (benefit from) Income Taxes

The benefit from income taxes for the year ended December 31, 2012 of $4.8 million was largely comprised of domestic income tax benefit as offset by foreign income tax and withholding taxes. The provision for income taxes for the year ended December 31, 2011 was $10.0 million and was comprised of domestic income tax, foreign income and withholding taxes as offset by a tax benefit of the impairment of tax-deductible goodwill. The decrease in income tax expense for the year ended December 31, 2012 as compared to the prior year was largely attributable to the U.S. domestic loss incurred in the current year offset by an increase in valuation allowance related to state and foreign deferred tax assets.

Fiscal Year 2011 and 2010

The following table sets forth our revenues by type (in thousands, except for percentages):

	Years Ended December 31,				Increase/ (Decrease)	Change
	2011		2010
Royalty and license fees	$237,201	93%	$279,623	93%	$(42,422)	(15)%
Product and service revenues	17,375	7	21,770	7	(4,395)	(20)

Total revenues	$254,576	100%	$301,393	100%	$(46,817)	(16)%

Revenues

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

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2011 were $83.4 million, as compared to $79.3 million for the year ended December 31, 2010, an increase of $4.1 million, or 5%. The increase was primarily attributable to the inclusion of $0.3 million of increased expenses in 2011 incurred by Siimpel, acquired in May 2010, and increases in amortization of intangible assets of $1.7 million, personnel related expenses of $1.3 million, office equipment and software of $0.5 million and stock-based compensation expense of $0.4 million.

Litigation Expense

Litigation expense for the year ended December 31, 2011 was $29.4 million, as compared to $21.9 million for the year ended December 31, 2010, an increase of $7.5 million, or 34%. The increase was primarily attributable to an increase in activities in our arbitration with Amkor Technology, Inc. Refer to Part I, Item 3—“Legal Proceedings” for additional details.

Restructuring and Other Charges

In January 2011, we announced a reorganization of our DigitalOptics (formerly Imaging and Optics) segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based autofocus, and a reduction up to 15% of our worldwide employee base. In August 2011, we announced a commitment to undertake a workforce reduction at our Yokohama, Japan development facility and to close that facility in order to optimize our operations. Restructuring and other charges primarily consisted of severance, costs related to the continuation of employee benefits, expenses related to the closure of facilities, and other costs related to the closure of the leased facility in Japan that are not expected to be recurring. Restructuring and other charges were $5.2 million for the year ended December 31, 2011. No restructuring charges were incurred for the year ended December 31, 2010.

Impairment of long-lived assets

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

Impairment of Goodwill

In 2011, we recorded a goodwill impairment charge of $49.7 million due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time. There was no impairment of goodwill for the year ended December 31, 2010.

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

Other Income and Expense, Net

Other income and expense, net, was $2.6 million for the year ended December 31, 2011 and 2010. The flat result from the earlier period was primarily attributable to a slight decrease in interest income on a higher average balance of cash equivalents and investments as compared to the same period in 2010.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2011 was $10.0 million and was comprised of domestic income tax, foreign income and withholding taxes as offset by a tax benefit on the impairment of tax-deductible goodwill. The provision for income taxes for the year ended December 31, 2010 was $46.1 million and was comprised of domestic income tax and foreign income and withholding taxes. The decreases in the income tax provision for the year ended December 31, 2011 as compared to the prior year were largely attributable to the reduction in U.S. profits before tax, the benefit of the impairment on tax-deductible goodwill, a decrease in state taxes as a result of a change in tax law, and a reduction in losses in jurisdictions for which no benefit can be realized.

Segment Operating Results

We have two reportable segments: Intellectual Property and DigitalOptics. In addition to these reportable segments, Tessera Global Services, Inc., a subsidiary of the Company, provides our operating business segments with a variety of services including finance, IT, HR, legal, business development and other administrative services. The Tessera Global Services (formerly referred to as Corporate Overhead) division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

Our President and Chief Executive Officer is also our Chief Operating Decision Maker (“CODM”). Additionally, each segment has its own President. At the end of 2011, we reorganized our reporting units to align with the vision of our CODM, such as the inclusion of development and product commercialization efforts related to our silent air cooling technology in the DigitalOptics segment instead of the Intellectual Property segment. Prior year amounts have been recast to conform to current year presentation.

Our Intellectual Property segment, managed by Tessera Intellectual Property Corp., generates revenue from manufacturers and other implementers that use our technology. The segment includes our subsidiaries, Tessera, Inc. and Invensas. Tessera, Inc. pioneered chip-scale packaging solutions, which it licenses to the semiconductor industry. Invensas develops and acquires interconnect solutions and intellectual property in areas such as mobile computing and communications, memory and data storage, and 3DIC technologies.

DOC operates our DigitalOptics business. DOC designs and manufactures imaging systems for smartphones, generating revenue through product sales and software license fees and royalties. DOC’s expertise in optics, camera modules, MEMS, and image processing enable it to deliver products that expand the boundaries of smartphone photography. DOC also offers customized micro-optic lenses, which may include DOEs, ROEs and/or IMOS.

Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 16—“Segment and Geographic Information” of the Notes to Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting.

The following table sets forth our segments’ revenues, operating expenses and operating income (loss) (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
Intellectual Property Segment:
Royalty and license fees	$168,097	$213,412	$264,030
Past production fees	24,729	—	—
Product and service revenues	66	—	—

Total Intellectual Property revenues	192,892	213,412	264,030
DigitalOptics Segment:
Royalty and license fees	14,424	23,789	15,593
Product and service revenues	26,707	17,375	21,770

Total DigitalOptics revenues	41,131	41,164	37,363

Total revenues	234,023	254,576	301,393

Operating expenses:
Intellectual Property Segment	97,984	81,493	57,301
DigitalOptics Segment	129,877	138,073	97,467
Corporate Overhead	47,023	46,968	45,804

Total operating expenses	274,884	266,534	200,572
Operating income (loss):
Intellectual Property Segment	94,908	131,919	206,729
DigitalOptics Segment	(88,746)	(96,909)	(60,104)
Corporate Overhead	(47,023)	(46,968)	(45,804)

Total operating income (loss)	$(40,861)	$(11,958)	$100,821

The revenues and operating income (loss) amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Tessera Global Services expenses which have been excluded from the two operating segments are primarily administration, human resources, legal, finance, information technology, corporate development, procurement activities, and insurance expenses. For the years ended December 31, 2012 and 2011, Tessera Global Services expenses were $47.0 million.

For the year ended December 31, 2011, Tessera Global Services expenses were $47.0 million compared to $45.8 million for the year ended December 31, 2010. The increase of $1.2 million from the year ended December 31, 2010 was mainly attributable to increases in personnel related expenses of $0.9 million and in outside services of $1.8 million, offset by decreased litigation expense of $1.5 million.

Intellectual Property Segment

Fiscal Year 2012 and 2011

	Years Ended December 31,
	2012	2011
	(in thousands)
Revenues:
Intellectual Property segment
Royalty and license fees	$168,097	$213,412
Past production payments	24,729	—
Product and service revenues	66	—

Total Intellectual Property revenues	192,892	213,412
Operating expenses:
Cost of revenues	891	2,597
Research, development and other related costs	32,782	28,752
Selling, general and administrative	30,065	17,725
Litigation expense	34,246	29,306
Restructuring and other charges	—	3,113

Total operating expenses	97,984	81,493

Total operating income	$94,908	$131,919

Intellectual Property revenues consist primarily of royalties received from our licensees. For the year ended December 31, 2012, Intellectual Property revenue was $192.9 million, compared to $213.4 million for the year ended December 31, 2011. The overall decrease of $20.5 million or 10%, was primarily due to PTI’s declining payments, the expiration of Micron Technology Inc’s license and lower unit volumes reported by other customers, partially offset by a $24.7 million payment from Spansion Inc. related to settlement of litigation, a $19.9 million payment from Amkor ($16.7 million of the payment was recorded as royalties and the balance as interest income) related to the interim award by the International Court of Arbitration of the International Chamber of Commerce and by license and royalty payments of approximately $9.4 million related to audits.

In 2011, we announced workforce reductions and a closure of our Yokohama, Japan development facility pursuant to our ongoing efforts to optimize our operations. Restructuring and other charges primarily consisted of severance, costs related to the continuation of employee benefits and expenses related to the facility closure that are not expected to be recurring.

Operating expenses for the year ended December 31, 2012 were $98.0 million and consisted primarily of research and development expense of $32.8 million, selling, general and administrative of $30.1 million and $34.2 million in litigation expense. The increase of $16.5 million as compared to $81.5 million for the year ended December 31, 2011 was primarily attributable to an increase in the amortization of intangible assets of $8.3 million, an increase in litigation expense of $4.9 million, an increase in patent maintenance expense of $4.0 million and an increase in consulting fees of $2.5 million. These increases were partially offset by a decrease in stock based compensation expense of $2.1 and no restructuring and other charges in the current year compared to $3.1 million in 2011.

We expect that litigation expense will continue to be a material portion of the Intellectual Property segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Part I, Item 3—Legal Proceedings, and because we will become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Operating income for the years ended December 31, 2012 and 2011 was $94.9 million and $131.9 million, respectively, which represented a decrease of $37.0 million, or 28%, for the reasons stated above.

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

Operating expenses for the year ended December 31, 2011 were $81.5 million and consisted primarily of research and development expense of $28.8 million, selling, general and administrative expense of $17.7 million and $29.3 million in litigation expense. The increase of $24.2 million as compared to $57.3 million for the year ended December 31, 2010 was primarily attributable to increases in litigation expense of $9.0 million, restructuring and other charges related to the closure of the Yokohama, Japan development facility of $3.1 million, amortization of intangible asset expense of $2.9 million, personnel related expenses of $2.6 million, patent maintenance expenses of $2.6 million, outside services, including fees related to the renewal of our license agreements, of $2.5 million, stock-based compensation expense of $0.9 million and equipment and materials of $0.4 million.

Operating income for the years ended December 31, 2011 and 2010 was $131.9 million and $206.7 million, respectively, which represented a decrease of $74.8 million, or 36%, for the reasons stated above.

DigitalOptics Segment

Fiscal Year 2012 and 2011

	Years Ended December 31,
	2012	2011
	(in thousands)
Revenues:
DigitalOptics segment
Royalty and license fees	$14,424	$23,789
Product and service revenues	26,707	17,375

Total DigitalOptics revenues	41,131	41,164
Operating expenses:
Cost of revenues	39,475	20,896
Research, development and other related costs	67,899	47,224
Selling, general and administrative	19,979	18,985
Restructuring and other charges	2,524	1,884
Impairment of long-lived assets	—	(569)
Impairment of goodwill	—	49,653

Total operating expenses	129,877	138,073

Total operating loss	$(88,746)	$(96,909)

DigitalOptics revenues for the year ended December 31, 2012 were $41.1 million as compared to $41.2 million for the year ended December 31, 2011, a decrease of $0.1 million. The decrease was due to weaker demand for our Micro-Optics products of $2.1 million and lower royalty and license fees revenues from our image enhancement technologies of $8.4 million, offset by the $13.4 million in revenues related to operations acquired in the Zhuhai Transaction.

In January 2011, we announced a reorganization of our DigitalOptics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based autofocus. We also announced a reduction of DigitalOptics employees up to 15% of our worldwide employee base. In November 2012, the Company announced further restructuring of its DigitalOptics segment to focus its efforts on its core MEMS camera module business. In connection with this effort, DigitalOptics reduced its workforce and is in the process of ceasing operations at its facility in Tel Aviv, Israel. Restructuring and other charges primarily consisted of severance and costs related to the continuation of employee benefits that are not expected to be recurring.

We recorded an impairment charge of goodwill of $49.7 million for the year ended December 31, 2011, due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time.

Operating expenses for the year ended December 31, 2012 were $129.9 million and consisted of cost of revenues of $39.5 million, research, development and other related costs of $67.9 million, selling, general and administrative expenses of $20.0 million and restructuring and other charges of $2.5 million. Excluding impairment of goodwill, the increase of $41.5 million, or 47%, in total operating expenses as compared to $88.4 million for the year ended December 31, 2011, consisted of increases which relate primarily to the expansion of the DigitalOptics business, including the Zhuhai acquisition. These increases include equipment, materials and supplies of $17.5 million, personnel related expenses of $14.3 million and depreciation of equipment of $4.8 million.

Operating loss for the years ended December 31, 2012 and 2011 was $88.7 million and $96.9 million, respectively, which represented a decreased loss of $8.2 million, or 8%, for the reasons stated above.

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

DigitalOptics revenues for the year ended December 31, 2011 were $41.2 million as compared to $37.4 million for the year ended December 31, 2010, an increase of $3.8 million, or 10%. The increase in DigitalOptics revenues was primarily attributable to higher royalty revenues from optical image enhancement and embedded image processing technologies of $7.8 million, offset by lower sales in our Micro-optics products of $4.7 million.

In January 2011, we announced a reorganization of our DigitalOptics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based autofocus. We also announced a reduction of DigitalOptics employees up to 15% of our worldwide employee base. Restructuring and other charges primarily consisted of severance and costs related to the continuation of employee benefits that are not expected to be recurring.

We recorded a goodwill impairment charge of $49.7 million for the year ended December 31, 2011, due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time. Accordingly, the carrying value of goodwill was zero at December 31, 2011. For the years ended December 31, 2010 and 2009, no impairment of goodwill was recorded.

Operating expenses for the year ended December 31, 2011 were $138.1 million and consisted of cost of revenues of $20.9 million, research, development and other related costs of $47.2 million, selling, general and administrative expenses of $19.0 million, restructuring and other charges of $1.3 million and impairment of goodwill of $49.7 million. Excluding impairment of goodwill, the decrease of $9.1 million, or 9%, in total operating expenses as compared to $97.5 million for the year ended December 31, 2010 consisted primarily of decreases in stock-based compensation expense of $3.5 million, personnel related expenses of $3.3 million, material costs of $1.9 million, depreciation and facility related expenses of $1.7 million, legal and consulting services of $1.1 million, as well as an impairment of long-lived assets of $3.5 million in 2010, offset by

$5.5 million of increased expenses incurred by Siimpel, acquired in May 2010, and restructuring and other charges of $1.9 million.

Operating loss for the years ended December 31, 2011 and 2010 was $96.9 million and $60.1 million, respectively, which represented an increased loss of $36.8 million, or 61%, for the reasons stated above.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2012, we had federal net operating loss carryforwards of approximately $7.6 million and state net operating loss carryforwards of approximately $114.2 million. Most of the federal and state net operating loss carryforwards are carried over from the acquired entities, Digital Optics Corporation in 2006 and Siimpel Corporation in 2010, with a nominal amount generated from the current year loss. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2013, and will continue to expire through 2032. In addition, we have research tax credit carryforwards of approximately $0.6 million for federal purposes, which will start to expire in 2013, and will continue to expire through 2024. As a result of the January 2013 enactment of the American Taxpayer Relief Act of 2012, which retroactively restored the federal research tax credit for 2012, the research tax credit for 2012 is approximately $1.0 million and will be recorded in the first quarter of 2013. We also have research tax credit carryforwards of approximately $3.7 million for state purposes and $1.3 million for foreign purposes, which will never expire. We have $6.5 million of foreign tax credit carryforwards which will expire beginning in 2022. Under the provisions of the Internal Revenue Code, substantial changes in our or our subsidiaries’ ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income. We will permanently reinvest the unremitted earnings of our non-U.S. subsidiaries except for our Israeli subsidiary where we have announced our intention to close the Tel Aviv facility. We have accrued a deferred tax liability of $0.3 million for the withholding taxes that would arise on the distribution of the Israeli subsidiary’s earnings.

Tax Benefits from Stock Options

The benefits of tax deductions resulting from the exercise and disqualifying dispositions of stock options and vesting of restricted stock reduced our income taxes payable for federal and state purposes. The tax benefits from our employee stock option plan totaled ($5.5) million, ($7.7) million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The tax benefits for the excess of these tax deductions over the related stock-based compensation expense recorded will create a benefit to additional paid-in capital. Conversely, cancellations and modifications of stock option and restricted stock result in a reversal of the related deferred tax assets and a debit to additional paid-in capital to the extent that excess amounts have been previously recorded in additional paid in capital, otherwise the debit will be to the provision for income tax.

Liquidity and Capital Resources

The following table presents cash, cash equivalents, short-term and long-term investments (in thousands, except for percentages):

	December 31,
	2012	2011	2010
Cash and cash equivalents	$103,802	$55,758	$69,268
Short-term investments	338,801	436,687	405,737

Total cash, cash equivalents, short-term and long-term investments	$442,603	$492,445	$475,005

Percentage of total assets	63%	69%	67%

The following table presents the cash inflows and outflows by activity (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$24,860	$79,426	$106,146
Net cash provided by (used in) investing activities	$32,852	$(100,789)	$(151,691)
Net cash provided by (used in) financing activities	$(9,668)	$7,853	$6,940

Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for use in current operations, if required. Cash, cash equivalents and investments, the majority of which are held in the U.S., were $442.6 million at December 31, 2012, a decrease of $49.8 million from $492.4 million at December 31, 2011. The net decrease of $49.8 million in cash, cash equivalents and investments from prior year is primarily due to $60.0 million in net purchases of property and equipment to build out our MEMS manufacturing capabilities including the Zhuhai acquisition, $15.6 million in dividend payments and $4.9 million for purchases of intangible assets, offset by cash generated from operating activities. Cash and cash equivalents were $103.8 million at December 31, 2012, an increase of $48.0 million from $55.8 million at December 31, 2011.

Cash flows provided by operations were $24.9 million for the year ended December 31, 2012, primarily due to net loss of $30.2 million, adjusted for non-cash items of depreciation and amortization of $40.3 million and stock-based compensation expense of $17.0 million, offset by a net decrease in the changes in operating assets and liabilities of $2.2 million.

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

Net cash provided by investing activities was $32.9 million for the year ended December 31, 2012, primarily related to proceeds from maturities and sales of investments of $359.5 million and proceeds from the sale of assets of $1.3 million, offset by purchases of short-term investments of $261.8 million, purchases of property and equipment of $33.4 million, cash used of $27.9 million in our acquisition of the Zhuhai Entity and related assets from Flextronics, and purchases of intangible assets of $4.9 million.

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

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of debt securities including municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds. We invest excess cash predominantly in high-quality investment grade debt securities with less than two years to maturity. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. For the year ended December 31, 2012, 2011 and 2010, no impairment charges were recorded.

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

In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of December 31, 2012, we have repurchased a total of 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of December 31, 2012, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

Net cash used by financing activities was $9.7 million in the year ended December 31, 2012, due to dividends paid of $15.6 million and the withholding of common stock by the Company to cover the tax liability upon the vesting of restricted stock awards and units in the amount of $0.1 million, offset by the issuance of common stock upon the exercise of employee stock options and purchases of common stock under our employee stock purchase plans of $6.1 million.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$14,683	$4,841	$8,393	$1,209	$240
Purchase obligations	1,335	1,335	—	—	—

Total	$16,018	$6,176	$8,393	$1,209	$240

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

We have recognized approximately $5.2 million in the liability for unrecognized tax benefits (included in other long-term liabilities on our Consolidated Balance Sheet), including accrued interest and penalties. It is reasonably possible that unrecognized tax benefits may decrease by $2.3 million to $2.4 million during 2013 due to the expected lapse of a statute of limitations relating to federal research tax credits, foreign tax incentives and the conclusion of a foreign tax examination. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Since 2008, we have engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of our Board of Directors and has a non-majority ownership interest in 3LP. For the years ended December 31, 2012 and 2011, we recognized operating expense of $2.3 million and $3.1 million, respectively, related to these engagements. At December 31, 2012 and 2011, accounts payable balance due to 3LP was $0.2 million and $2.0 million, respectively.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, the assessment of useful lives and recoverability of long-lived assets, the valuation and recognition of stock-based compensation expense, the valuation of investments, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. See Note 2—“Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Revenue Recognition

Our revenues are generated from royalty and license fees, past production payments, and product and service revenues. Royalty and license fees include revenues from license fees and royalties generated from licensing certain rights to use our technologies or intellectual property. Past production payment revenues are royalty payments for the use of our intellectual property and where payments are made as part of a settlement of a patent infringement dispute from previous unlicensed parties. License fees are generally recognized at the time the license agreement is executed by both parties. In some instances, a portion of the license fee is deferred for services provided which amount is the estimated fair value of the services, which is based on the price we charge for similar services when they are sold separately. Royalties under our royalty-based technology licenses are generally based on either unit volumes shipped on products using our technology or a percent of the net sales price. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one-quarter lag. We record marketing incentive program and consulting service paid to our customers as reductions to revenue. Such reductions to revenue are estimated based on a number of factors including our assumptions related to fair value of the benefits derived from these arrangements.

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

Valuation of goodwill and intangible assets

We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

We perform an annual review of the valuation of goodwill each year, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management estimates and judgment. Should conditions be different from management’s last assessment, significant impairments of goodwill may be required, which would adversely affect our operating results.

In 2011, we recorded an impairment charge of goodwill of $49.7 million due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time. Refer to Note 8—“Goodwill and Identified Intangible Assets” of the Notes to Consolidated Financial Statements for additional details.

Property, plant and equipment

We assess property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Property, plant and equipment is considered a non-financial asset and is recorded at fair value only if an impairment charge is recognized.

Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. When we determine that the useful lives of assets are shorter than originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives.

Stock-based compensation expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock-based awards, stock price volatility, dividends and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on a market-based historical volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 11—“Stock-Based Compensation Expense” of the Notes to Consolidated Financial Statements for additional detail.

Valuation of investments

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

Accounting for income taxes

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the completion of an examination by the relevant tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than the expected ultimate assessment.

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

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2012 and 2011, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See Note 14—“Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

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

Interest Rate Risk

The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We invest in marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds, which had a fair value of $395.6 million at December 31, 2012. Our exposure to interest rate risks is not significant due to the short average maturity of our holdings, which is less than a year. A hypothetical 1% (100 basis-point) increase in period end interest rates along the yield curve would have resulted in a $1.7 million decrease in the fair value of our investment positions at December 31, 2012. Conversely, a 1% (100 basis-point) decrease in interest rates would have resulted in a $853,000 increase in the fair value of our investment portfolio. These estimates reflect only the direct impact of a change in interest rates and actual results may differ from these estimates.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds, are classified as available-for-sale or trading securities with fair values of $395.6 million and $461.9 million as of December 31, 2012 and 2011, respectively. Unrealized gains, net of tax, on these investments at December 31, 2012 were approximately $95,000, as compared to unrealized gains of approximately $24,000 at December 31, 2011. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio.

Bank Liquidity Risk

As of December 31, 2012, we have approximately $47.0 million in operating accounts that are held with domestic and international financial institutions. A majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts, hold the majority of our operating funds in government insured accounts and adjust the cash balances held in operating accounts as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the government. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Foreign Currency Exchange Rate Risk

Our international sales are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. However, certain of our operating expenses for our international operations are in local currencies, primarily in Taiwan dollars, RMB and Euros. Consequently, our results of operations are subject to foreign exchange rate fluctuations. Notwithstanding, gains and losses from such fluctuations have not historically been significant to our consolidated results. We do not currently hedge against foreign currency rate fluctuations. We do not believe that a 10% change in foreign currency exchange rates against the U.S. dollar would have a significant impact on our results of operations and cash flows.

Item 8.	Financial Statements and Supplementary Data

Our consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2012 are set forth in this Annual Report on Form 10-K at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2012 and 2011. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. We employ a calendar month-end reporting period for our quarterly reporting.

	Three Months Ended
	Mar 31, 2011(1)	Jun 30, 2011	Sep 30, 2011(2)(3)	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012(4)
	(in thousands, except per share amounts)
Revenues:
Royalty and license fees	$62,258	$65,402	$55,271	$54,270	$43,264	$58,185	$60,114	$20,958
Past production payments	—	—	—	—	—	—	79	24,650
Product and service revenues	5,515	5,328	4,071	2,461	3,409	3,239	12,497	7,628

Total Revenues	67,773	70,730	59,342	56,731	46,673	61,424	72,690	53,236
Operating expenses:
Cost of revenues	5,512	5,361	5,594	7,026	5,760	5,597	16,748	12,261
Research, development and other related costs	18,613	18,785	18,690	19,888	23,445	24,870	24,615	27,751
Selling, general and administrative	19,464	22,775	20,432	20,707	24,611	24,437	24,010	24,237
Litigation expense	5,996	7,208	9,059	7,091	3,492	6,724	9,689	14,113
Restructuring and other charges	2,059	—	2,938	252	—	—	—	2,524
Impairment of long-lived assets	—	—	—	(569)	—	—	—	—
Impairment of goodwill	—	—	49,653	—	—	—	—	—

Total operating expenses	51,644	54,129	106,366	54,395	57,308	61,628	75,062	80,886

Operating income (loss)	16,129	16,601	(47,024)	2,336	(10,635)	(204)	(2,372)	(27,650)
Other income and expense, net	608	726	690	619	668	987	3,725	492

Income (loss) before taxes	16,737	17,327	(46,334)	2,955	(9,967)	783	1,353	(27,158)
Provision for (benefit from) income taxes	5,525	5,741	(1,598)	317	(1,879)	1,192	2,465	(6,542)

Net income (loss)	$11,212	$11,586	$(44,736)	$2,638	$(8,088)	$(409)	$(1,112)	$(20,616)

Net income (loss) per common share basic	$0.22	$0.23	$(0.87)	$0.05	$(0.16)	$(0.01)	$(0.02)	$(0.39)

Net income (loss) per common share-diluted	$0.22	$0.23	$(0.87)	$0.05	$(0.16)	$(0.01)	$(0.02)	$(0.39)

Cash dividends declared per share	$—	$—	$—	$—	$—	$0.10	$0.10	$0.10

Weighted average number of shares used in per share calculations-basic	50,823	51,106	51,364	51,517	51,738	51,881	52,093	52,226

Weighted average number of shares used in per share calculations-diluted	51,267	51,442	51,364	51,678	52,067	51,881	52,093	52,226

[1]

In January 2011, the Company announced a reorganization of its DigitalOptics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based autofocus and a reduction of DigitalOptics employees by up to 15% of the worldwide employee base along with certain headquarters support functions. As a result, we recognized a restructuring charge of $2.1 million, primarily consisting of severance and costs related to the continuation of certain employee benefits.

[2]

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

[3]

In the third quarter of 2011, the Company recorded a $49.7 million charge for the impairment of goodwill due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time.

[4]

In November 2012, the Company announced that it will focus its efforts on its core MEMS camera module business. In connection with this effort, the Company reduced its workforce and will cease operations at its facility in Tel Aviv, Israel. In connection with these actions, the Company recognized a restructuring charge of $2.5 million, primarily consisting of severance, costs related to the continuation of certain employee benefits, and expenses related to the closure of facility.

Other Supplementary Data

The following table presents our quarterly unaudited non-GAAP financial measures for the eight quarters in the periods ended December 31, 2012 and 2011. The non-GAAP financial measures adjust for either one-time or ongoing non-cash acquired intangibles amortization charges, acquired in-process research and development, all forms of stock-based compensation expense, impairment of goodwill and long-lived assets and related tax effects of the aforementioned adjustments. The tax effects of the aforementioned adjustments are calculated by multiplying the estimated available deduction for each adjustment by the statutory taxable rate then in effect. The non-GAAP financial measures also exclude the effects of FASB Accounting Standards Codification Topic 718 – Stock Compensation upon the number of diluted shares used in calculating non-GAAP earnings per share. We believe that the non-GAAP measures used in this report provide investors with important perspectives into our ongoing business performance. Our management uses these non-GAAP financial measures when evaluating our operating performance. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012
	(in thousands, except per share amounts)

GAAP net income (loss)	$11,212	$11,586	$(44,736)	$2,638	$(8,088)	$(409)	$(1,112)	$(20,616)
Adjustments to GAAP net income (loss):
Stock-based compensation expense:
Cost of revenues	143	129	67	119	150	248	106	137
Research, development and other related costs	2,446	2,408	1,694	1,685	1,712	1,952	1,326	1,465
Selling, general and administrative	3,475	6,290	3,598	3,516	2,194	3,013	2,548	2,185
Amortization of acquired intangibles:
Cost of revenues	1,707	1,707	1,703	1,702	2,016	2,015	1,860	1,782
Research, development and other related costs	753	740	872	1,455	1,353	1,353	1,348	1,354
Selling, general and administrative	1,632	1,698	1,736	1,618	3,004	2,976	2,985	3,023
Impairment of long-lived assets	—	—	—	(569)	—	—	—	—
Impairment of goodwill	—	—	49,653	—	—	—	—	—
Tax adjustments for non-GAAP items	(2,360)	(3,196)	(3,947)	(2,513)	(2,559)	(2,925)	(2,564)	(3,078)

Non-GAAP net income (loss)	$19,008	$21,362	$10,640	$9,651	$(218)	$8,223	$6,497	$(13,748)

Non-GAAP net income (loss) per common share—diluted	$0.36	$0.41	$0.20	$0.18	$—	$0.16	$0.12	$(0.26)

Weighted average number of shares used in per share calculation-diluted*	52,548	52,525	52,590	52,708	53,093	52,897	53,029	53,261

*	Non-GAAP diluted shares are based on the GAAP diluted share adjusted for stock-based compensation expense and tax effect.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Change in Internal Control over Financial Reporting

There has been no change in Tessera Technologies, Inc.’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during Tessera Technologies, Inc.’s most recent quarter that has materially affected, or is reasonably likely to materially affect, Tessera Technologies, Inc.’s internal control over financial reporting.

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

Tessera Technologies, Inc.’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Tessera Technologies, Inc.’s management, we determined that Tessera Technologies, Inc.’s internal control over financial reporting was effective as of December 31, 2012. We have excluded DigitalOptics Corporation Technology Zhuhai Co., Ltd (formally known as Vista Point Electronic Technologies (Zhuhai) Co., Ltd.) from our assessment of internet control over financial reporting as of December 31, 2012 because it was acquired in a purchase business combination during 2012. DigitalOptics Corporation Technology Zhuhai Co., Ltd is a wholly-owned subsidiary whose total assets and total revenues represent 4% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. The effectiveness of Tessera Technologies, Inc.’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, Tessera Technologies, Inc.’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Tessera Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tessera Technologies, Inc and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded DigitalOptics Corporation Technology Zhuhai Co., Ltd (formally known as Vista Point Electronic Technologies (Zhuhai) Co. Ltd.) from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012.

We have also excluded DigitalOptics Corporation Technology Zhuhai Co., Ltd from our assessment of internal control over financial reporting. DigitalOptics Corporation Technology Zhuhai Co., Ltd is a wholly-owned subsidiary whose total assets and total revenues represent 4% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2013

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$103,802	$55,758
Short-term investments	338,801	436,687
Accounts receivable, net of allowance for doubtful accounts of $43 at each year end	11,595	8,599
Inventories	1,507	1,574
Short-term deferred tax assets	3,880	1,892
Other current assets	15,701	13,664

Total current assets	475,286	518,174
Property and equipment, net	72,544	36,319
Intangible assets, net	120,432	141,326
Long-term deferred tax assets	22,499	18,223
Other assets	7,677	2,484
Goodwill	6,664	—

Total assets	$705,102	$716,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,437	$7,203
Accrued legal fees	11,726	6,110
Accrued liabilities	22,140	20,824
Deferred revenue	4,869	2,610

Total current liabilities	53,172	36,747
Long-term deferred tax liabilities	3,102	4,083
Other long-term liabilities	6,403	5,017

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 52,947 and 52,221 shares issued, respectively, and 52,293 and 51,576 shares outstanding, respectively	53	52
Additional paid-in capital	480,347	462,697
Treasury stock at cost: 654 and 645 shares of common stock at each year end, respectively	(10,642)	(10,505)
Accumulated other comprehensive income	119	24
Retained earnings	172,548	218,411

Total stockholders’ equity	642,425	670,679

Total liabilities and stockholders’ equity	$705,102	$716,526

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Royalty and license fees	$182,521	$237,201	$279,623
Past production payments	24,729	—	—
Product and service revenues	26,773	17,375	21,770

Total revenues	234,023	254,576	301,393

Operating expenses:
Cost of revenues	40,366	23,493	21,777
Research, development and other related costs	100,681	75,976	74,098
Selling, general and administrative	97,295	83,378	79,300
Litigation expense	34,018	29,354	21,892
Restructuring and other charges	2,524	5,249	—
Impairment of long-lived assets	—	(569)	3,505
Impairment of goodwill	—	49,653	—

Total operating expenses	274,884	266,534	200,572

Operating income (loss)	(40,861)	(11,958)	100,821
Other income and expense, net	5,872	2,643	2,604

Income (loss) before taxes	(34,989)	(9,315)	103,425
Provision for (benefit from) income taxes	(4,764)	9,985	46,079

Net income (loss)	$(30,225)	$(19,300)	$57,346

Basic and diluted net income (loss) per share:
Net income (loss) per share-basic	$(0.58)	$(0.38)	$1.15

Net income (loss) per share-diluted	$(0.58)	$(0.38)	$1.14

Cash dividends declared per share	$0.30	$—	$—

Weighted average number of shares used in per share calculations-basic	51,977	51,082	50,070

Weighted average number of shares used in per share calculations-diluted	51,977	51,082	50,450

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(30,225)	$(19,300)	$57,346
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale-securities, net of tax	95	(275)	354

Other comprehensive income (loss)	95	(275)	354

Comprehensive income (loss)	$(30,130)	$(19,575)	$57,700

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2009	49,845	$50	$402,330	645	$(10,505)	$(55)	$180,365	$572,185
Net income	—	—	—	—	—	—	57,346	57,346
Other comprehensive income						354		354
Issuance of common stock in connection with exercise of stock options	204	—	2,600	—	—	—	—	2,600
Issuance of common stock in connection with employee common stock purchase plan	406	1	3,837	—	—	—	—	3,838
Issuance of restricted stock, net of shares cancelled	138	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	27,995	—	—	—	—	27,995
Tax benefits in connection with stock option plan	—	—	265	—	—	—	—	265

Balance at December 31, 2010	50,593	$51	$437,027	645	$(10,505)	$299	$237,711	$664,583

Net loss	—	—	—	—	—	—	(19,300)	(19,300)
Other comprehensive loss						(275)		(275)
Issuance of common stock in connection with exercise of stock options	239	—	3,594	—	—	—	—	3,594
Issuance of common stock in connection with employee common stock purchase plan	371	1	4,173	—	—	—	—	4,174
Issuance of restricted stock, net of shares cancelled	373	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	25,570	—	—	—	—	25,570
Tax benefits in connection with stock option plan	—	—	(7,667)	—	—	—	—	(7,667)

Balance at December 31, 2011	51,576	$52	$462,697	645	$(10,505)	$24	$218,411	$670,679

Net loss	—	—	—	—	—	—	(30,225)	(30,225)
Other comprehensive income						95		95
Cash dividends paid on company common stock	—	—	—	—	—	—	(15,638)	(15,638)
Issuance of common stock in connection with exercise of stock options	167	—	2,374	—	—	—	—	2,374
Issuance of common stock in connection with employee common stock purchase plan	292	1	3,732	—	—	—	—	3,733
Issuance of restricted stock, net of shares cancelled	267	—	—	—	—	—	—	—
Repurchases of common stock	(9)	—	—	9	(137)	—	—	(137)
Stock-based compensation expense	—	—	17,036	—	—	—	—	17,036
Tax benefits in connection with stock option plan	—	—	(5,492)	—	—	—	—	(5,492)

Balance at December 31, 2012	52,293	$53	$480,347	654	$(10,642)	$119	$172,548	$642,425

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(30,225)	$(19,300)	$57,346
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,205	10,073	11,535
Amortization of intangible assets	25,069	17,323	14,695
Stock-based compensation expense	17,036	25,570	27,995
Impairment on long-term investments and assets, net of gain	—	—	(217)
Impairment of long-lived assets	—	(480)	3,505
Impairment of goodwill	—	49,653	—
Non-cash restructuring and other charges	63	—	—
(Gain) loss on property and equipment and lease impairment	(91)	57	—
Deferred income tax and other, net	(6,100)	7,085	(4,764)
Amortization of premium/discount on investments	212	(832)	—
Tax benefits from employee stock option plan	(5,492)	(7,667)	265
Excess tax benefit from stock-based compensation	—	(85)	(502)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,537)	3,198	(1,552)
Inventories	459	278	(281)
Other assets	(1,336)	(3,681)	(3,442)
Accounts payable	2,993	2,438	1,524
Accrued legal fees	5,616	1,022	2,024
Accrued and other liabilities	1,729	(2,082)	(2,405)
Deferred revenue	2,259	(3,144)	420

Net cash provided by operating activities	24,860	79,426	106,146

Cash flows from investing activities:
Purchases of property and equipment	(33,428)	(5,910)	(9,846)
Proceeds from sale of property and equipment	1,293	2,207	1,660
Purchases of short-term available-for-sale investments	(261,754)	(353,052)	(487,928)
Proceeds from maturities and sales of short-term and long-term investments	359,523	322,659	379,448
Purchases of intangible assets	(4,875)	(66,693)	(20,054)
Acquisitions, net of cash acquired	(27,907)	—	(14,971)

Net cash provided by (used in) investing activities	32,852	(100,789)	(151,691)

Cash flows from financing activities:
Dividends paid	(15,638)	—	—
Excess tax benefit from stock-based compensation	—	85	502
Proceeds from exercise of stock options	2,374	3,594	2,600
Proceeds from employee stock purchase plan	3,733	4,174	3,838
Repurchase of common stock	(137)	—	—

Net cash provided by (used in) financing activities	(9,668)	7,853	6,940

Net increase (decrease) in cash and cash equivalents	48,044	(13,510)	(38,605)
Cash and cash equivalents at beginning of period	55,758	69,268	107,873

Cash and cash equivalents at end of period	$103,802	$55,758	$69,268

Supplemental disclosure of cash flow information:
Income taxes paid	$4,880	$14,168	$52,020

Supplemental disclosure of non-cash investing activities:
Property and equipment included in accounts payable and accrued liabilities	$5,041	$83	$27
Acquired intangible assets included in Accrued liabilities	1,100	3,600	1,600

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. (the “Company”) is a holding company with operating subsidiaries in two segments: Intellectual Property and DigitalOptics.

The Company’s Intellectual Property segment, managed by Tessera Intellectual Property Corp., generates revenue from manufacturers and other implementers that use our technology. The segment includes Tessera, Inc. and Invensas Corporation (“Invensas”). Tessera, Inc. pioneered chip-scale packaging solutions, which it licenses to the semiconductor industry. Invensas develops and acquires interconnect solutions and intellectual property in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3DIC”) technologies.

The DigitalOptics segment designs and manufactures imaging systems for smartphones, generating revenue through product sales and software license fees and royalties. DigitalOptics’ expertise in optics, camera modules, Micro-Electro Mechanical Systems (“MEMS”), and image processing enable it to deliver products that expand the boundaries of smartphone photography. DOC also offers customized micro-optic lenses, which may include Diffractive Optical Elements (“DOEs”), Refractive Optical Elements (“ROEs”) and/or Integrated Micro-Optical Subassemblies (“IMOS”).

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

At December 31, 2012 and 2011, the Company had one customer representing 22% and 53%, respectively, of aggregate gross trade receivables.

The following table sets forth revenues generated from customers, all of which are in the Intellectual Property segment, each comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Micron Technology, Inc.	13%	19%	13%
Spansion Inc.	11	*	*
Powertech Technology Inc.	10	25	21

*	denotes less than 10% of total revenues.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

The Company assesses property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value.

Goodwill and identified intangible assets

Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. The Company reviews impairment of goodwill annually. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, it need not perform the two-step impairment test.

If based on the qualitative assessment, the Company believes it is more likely than not that the fair value of its reporting units is less than its carrying value, a two-step goodwill impairment test is required to be performed. The first step requires the Company to compare the fair value of each reporting unit to its carrying value including allocated goodwill. The Company determines the fair value of its reporting units using an equal weighting of the results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss.

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

Identified intangible assets. Identified intangible assets consist of acquired patents, existing technology, trade names, assembled workforce and non-compete agreements resulting from business combinations, and acquired patents under asset purchase agreements. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to 15 years. The Company makes judgments about the recoverability of purchased finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

For further discussion of goodwill and identified intangible assets, see “Note 8: Goodwill and Identified Intangible Assets.”

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

From time to time, the Company may enter into arrangements to purchase goods and/or services from licensees where the Company (i) provides marketing incentives to a licensee in exchange for the licensee’s marketing effort to promote the Company’s technologies, (ii) utilizes a licensee to perform product development and research services, or (iii) purchases goods from licensees through standard business operations. If the Company cannot objectively determine the fair value of the benefits derived from these goods and services and if such goods and services cannot be separated from the underlying technologies licensed, payments for such goods and services are reflected as a reduction of revenue in the Company’s consolidated statement of operations.

Past production payments

Past production payment revenues are royalty payments for the use of the Company’s intellectual property and where payments are made as part of a settlement of a patent infringement dispute from previously unlicensed parties. Past production payment revenues typically relate to previous periods and are based on historical production volumes or sales.

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

The provision for income taxes was comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change. See Note 14—“Income Taxes” for additional detail.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 15, “Commitments and Contingencies,” for further information regarding the Company’s pending litigation.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In June 2011, the Financial Accounting Standards Board (the “FASB”) and International Accounting Standards Board issued an update to the authoritative guidance for fair value measurement. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This update changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, this update clarifies the FASB’s intent about the application of existing fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and shall be applied prospectively. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In September 2011, the FASB issued an accounting standards update that permits entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was applied in our fourth quarter of 2012 at the time we perform our annual goodwill test. The adoption of this guidance did not materially impact the Company’s consolidated financial position, results of operations and cash flows.

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

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2012	2011
Trade and other receivables	$11,638	$8,642
Allowance for doubtful accounts	(43)	(43)

	$11,595	$8,599

Inventories consisted of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$842	$516
Work in process	145	435
Finished goods	520	623

	$1,507	$1,574

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2012	2011
Furniture and office equipment	$54,241	$37,371
Production equipment	36,577	11,589
Land and buildings	21,314	21,314
Leasehold improvements	13,873	5,460

	126,005	75,734
Less: Accumulated depreciation and amortization	(53,461)	(39,415)

	$72,544	$36,319

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 amounted to $15.2 million, $10.1 million and $11.5 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Employee compensation and benefits	$15,878	$11,852
Intangible assets payable	1,100	3,600
Other	5,162	5,372

	$22,140	$20,824

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Unrecognized tax benefits	$5,212	$4,067
Other	1,191	950

	$6,403	$5,017

Accumulated other comprehensive income consisted of the following (in thousands):

	December 31,
	2012	2011
Net unrealized gains on available-for-sale-securities, net of tax	$119	$24

	$119	$24

NOTE 5 – FINANCIAL INSTRUMENTS

The following is a summary of marketable securities at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate notes and bonds	$171,485	$177	$(98)	$171,564
Municipal notes and bonds	110,185	55	(32)	110,208
Commercial paper	46,135	12	(4)	46,143
Money market funds	34,106	—	—	34,106
Treasury and agency notes and bills	29,050	12	(4)	29,058
Certificate of deposit	4,503	1	—	4,504

Total available-for-sale securities	395,464	257	(138)	395,583

Reported in:
Cash and cash equivalents				$56,782
Short-term investments				338,801

Total marketable securities				$395,583

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate notes and bonds	$168,294	$99	$(322)	$168,071
Municipal notes and bonds	151,887	203	(15)	152,075
Treasury and agency notes and bills	87,684	84	(14)	87,754
Commercial paper	30,899	7	(15)	30,891
Money market funds	13,269	—	—	13,269
Certificate of deposit	9,820	3	(6)	9,817

Total available-for-sale securities	461,853	396	(372)	461,877

Reported in:
Cash and cash equivalents				$25,190
Short-term investments				436,687

Total marketable securities				$461,877

At December 31, 2012 and 2011, the Company had $442.6 million and $492.4 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities as shown above. The remaining balance of $47.0 million and $30.5 million at December 31, 2012 and 2011, respectively, was cash held in operating accounts not included in the tables above.

The gross realized gains and losses on sales of marketable securities were not significant for the years ended December 31, 2012 and 2011.

Net unrealized gains of $119,000 and $24,000, net of tax, as of December 31, 2012 and 2011, respectively, were related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of

December 31, 2012 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest.

For the year ended December 31, 2012 and 2011, the Company did not record any impairment charges related to its financial instruments.

The following tables summarize the fair value and gross unrealized losses related to individual available-for-sale securities, which have been in a continuous unrealized loss position at December 31, 2012 and 2011, aggregated by investment category and length of time (in thousands):

December 31, 2012	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$60,620	$(98)	$—	$—	$60,620	$(98)
Municipal bonds and notes	48,149	(32)	—	—	48,149	(32)
Commercial paper	10,567	(4)	—	—	10,567	(4)
Certificate of deposit	3,500	(1)			3,500	(1)
Treasury and agency notes and bills	2,997	(3)	—	—	2,997	(3)

Total	$125,833	$(138)	$—	$—	$125,833	$(138)

December 31, 2011	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$96,895	$(322)	$—	$—	$96,895	$(322)
Municipal bonds and notes	21,610	(15)	—	—	21,610	(15)
Commercial paper	16,402	(15)	—	—	16,402	(15)
Treasury and agency notes and bills	14,391	(14)	—	—	14,391	(14)
Certificate of deposit	3,514	(6)			3,514	(6)

Total	$152,812	$(372)	$—	$—	$152,812	$(372)

The estimated fair value of marketable securities by contractual maturity at December 31, 2012, is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$100,294
Due in one to two years	295,289

Total	$395,583

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$34,106	$34,106	$—	$—
Corporate bonds and notes (2)	171,564	—	171,564	—
Municipal bonds and notes (2)	110,208	—	110,208	—
Treasury and agency notes and bills (2)	29,058	—	29,058	—
Certificate of deposit (2)	4,504	—	4,504	—
Commercial paper (3)	46,143	—	46,143	—

Total Assets	$395,583	$34,106	$361,477	$—

The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2012:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$13,269	$13,269	$—	$—
Corporate bonds and notes (2)	168,071	—	168,071	—
Municipal bonds and notes (2)	152,075	—	152,075	—
Treasury and agency notes and bills (2)	87,754	—	87,754	—
Certificate of deposit (2)	9,817	—	9,817	—
Commercial paper (3)	30,891	—	30,891	—

Total Assets	$461,877	$13,269	$448,608	$—

The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2011:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis. These assets include approximately $18.2 million of property and equipment and $1.8 million in intangible assets that were valued at fair value as part of the Vista Point Technologies acquisition described in Note 7 below. For certain of the property and equipment, the fair value was determined using a cost approach based on the condition, market and functionality of these assets, including physical depreciation and certain obsolescence adjustments. The fair value for these acquired intangible assets was determined using the cost approach and discounted cash flow method. As a result, $0.3 million of property and equipment and the $1.8 million of intangible assets are classified as Level 3.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 (in thousands):

	Assets Held for Sale (Level 3)	Total (Level 3)

Balance at December 31, 2010	3,430	$3,430
Purchases, sales, issuances and settlements, net	(3,430)	(3,430)
Total gains or losses (realized and unrealized):		—
Included in earnings	—	—
Included in other comprehensive income	—	—
Transfers in (out) of Level 3	—	—

Balance at December 31, 2011	$—	$—

Purchases, sales, issuances and settlements, net	—	—
Total gains or losses (realized and unrealized):		—
Included in earnings	—	—
Included in other comprehensive income	—	—
Transfers in (out) of Level 3	—	—

Balance at December 31, 2012	$—	$—

NOTE 7 – BUSINESS COMBINATION

Vista Point Technologies

On June 28, 2012, DigitalOptics Corporation, a subsidiary of Tessera Technologies, Inc., completed its acquisition of certain assets of Vista Point Technologies, a Tier One qualified camera module manufacturing business, from Flextronics International Ltd. for consideration of $29.0 million, net of $11.9 million cash acquired. Approximately $7.6 million of the consideration was placed in escrow at the initial closing, of which, approximately $4.0 million remains subject to delivery of certain additional assets by Flextronics International Ltd. no later than March 31, 2013 and $3.0 million of which was released upon the delivery of certain additional assets in the fourth quarter of 2012. This acquisition is strategic to the Company as it intends to use the acquired assets and related manufacturing business to help build the DigitalOptics segment into a supplier of camera modules in the mobile phone market.

As part of the acquisition, DigitalOptics Corporation Technology Zhuhai Limited (formally known as Vista Point Electronic Technologies (Zhuhai) Co. Ltd.), a company organized under the laws of the People’s Republic of China, was acquired from Flextronics International Ltd. and became an indirect wholly owned subsidiary of the Company. The business combination transaction was accounted for using the acquisition method of accounting, with the results of the acquisition included in the DigitalOptics segment as of the acquisition date. This contributed to a purchase price in excess of the fair value of the underlying net assets and identified intangible assets acquired from Flextronics International Ltd. and, as a result, the Company has recorded goodwill in connection with this transaction.

Preliminary purchase price allocation

In accordance with the accounting guidance on business combinations, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions used are subject to change. Based upon the fair values acquired, the purchase price allocation is as follows (audited, in thousands):

	Amount	Estimated Useful Life (Years)
Net tangible assets:
Property and equipment, net	$11,196	1-7
Inventory	392	N/A
Other current assets	1,050	N/A
Other assets	7,853	N/A

	20,491
Identified intangible assets:
Patents/core technology	900	14
Customer relationships	900	3
Goodwill	6,664	N/A

	8,464

Total purchase price	$28,955

Approximately $20.5 million has been allocated to acquired net tangible assets consisting of property and equipment delivered, and $4.0 million of property and equipment (included in other assets) to be delivered. Approximately $1.8 million has been allocated to amortizable intangible assets acquired.

The amounts of revenue and earnings that would have been included in the Company’s condensed consolidated statement of operations for the year ended December 31, 2012 of the combined entity had the acquisition date been January 1, 2012, are as follows:

	Revenue	Earnings
Actual for the year ended December 31, 2011	$254,576	$(19,300)
Actual for the year ended December 31, 2012	$234,023	$(30,225)
Supplemental pro forma for the year ended December 31, 2011 (unaudited)	$369,476	$(26,433)
Supplemental pro forma for the year ended December 31, 2012 (unaudited)	$243,381	$(35,269)

The year ended supplemental pro forma earnings were adjusted to exclude $1.5 million of acquisition-related costs incurred in 2012.

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The changes to the carrying value of goodwill, which were all allocated to the DigitalOptics segment, from January 1, 2011 through December 31, 2012 are reflected below (in thousands):

DigitalOptics
January 1, 2011	$49,653
Impairment of goodwill (1)	(49,653)

December 31, 2011	—

Goodwill acquired through the Vista Point acquisition	6,664

December 31, 2012	$6,664

(1)	As a result of the Company’s impairment analysis, completed in the fourth quarter of 2011, the Company recorded an impairment charge of goodwill of $49.7 million for the year ended December 31, 2011, all of which was included in the DigitalOptics segment. The Company recorded the impairment charge due primarily to the low market price of the Company’s common stock, which resulted in the Company’s market capitalization being significantly lower than the book value of equity for an extended period of time. For the years ended December 31, 2012 and 2010, no impairment of goodwill was recorded.

Identified intangible assets consisted of the following (in thousands):

	Average Life (Years)	December 31, 2012			December 31, 2011
		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents/core technology	3-15	$137,728	$(38,874)	$98,854	$134,453	$(21,901)	$112,552
Existing technology	5-10	54,196	(38,562)	15,634	54,196	(32,032)	22,164
Customer contracts	3-9	12,800	(8,033)	4,767	11,900	(6,808)	5,092
Trade name	4-10	3,620	(2,443)	1,177	3,620	(2,102)	1,518
Non-competition agreements	2	1,400	(1,400)	—	1,400	(1,400)	—
Assembled workforce	4	300	(300)	—	300	(300)	—

		$210,044	$(89,612)	$120,432	$205,869	$(64,543)	$141,326

Amortization expense for the years ended December 31, 2012, 2011 and 2010 amounted to $25.1 million, $17.3 million and $14.7 million, respectively.

As of December 31, 2012, the estimated future amortization expense of intangible assets is as follows (in thousands):

2013	$24,965
2014	23,059
2015	21,726
2016	17,881
2017	14,492
Thereafter	18,309

$120,432

NOTE 9 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$(30,225)	$(19,300)	$57,346
Denominator:
Weighted average common shares outstanding	52,010	51,135	50,240
Less: Unvested common shares subject to repurchase	(33)	(53)	(170)

Total shares-basic	51,977	51,082	50,070
Effect of dilutive securities
Stock awards	—	—	138
Restricted stock	—	—	242

Total shares-diluted	51,977	51,082	50,450

Net income (loss) per common share-basic	$(0.58)	$(0.38)	$1.15

Net income (loss) per common share-diluted	$(0.58)	$(0.38)	$1.14

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

For the years ended December 31, 2012 and 2011, all 6.5 million and 6.4 million, respectively, shares of common stock, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive. For the year ended December 31, 2010, approximately 5.6 million shares of common stock, subject to stock options, restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Board of Directors authorized a plan to repurchase up to a maximum total of $100 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2012 and December 31, 2011, the Company had repurchased a total of 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2012, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 1996 Plan and the 1999 Plan

In December 1996, the Board adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Board adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the employees of the Company or its subsidiaries at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the employees of the Company or its subsidiaries, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of December 31, 2012, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board decision, cancellations under the 1996 Plan are not considered available for grant.

The 2003 Plan

In February 2003, the Board of Directors adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of December 31, 2012, there were 4,427,000 shares reserved for future grant under this plan.

A summary of the activity is presented below (in thousands, except years and per share amounts):

		Shares Outstanding
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	5,859	$22.74
Options granted	950	17.49
Options exercised	(204)	12.75
Options cancelled / forfeited / expired	(222)	27.97

Options outstanding at December 31, 2010	6,383	$22.09
Options granted	1,900	15.17
Options exercised	(239)	15.02
Options cancelled / forfeited / expired	(1,225)	23.48

Options outstanding at December 31, 2011	6,819	$20.16
Options granted	2,366	15.14
Options exercised	(167)	14.18
Options cancelled / forfeited / expired	(1,919)	23.22

Options outstanding at December 31, 2012	7,099	$17.80	6.27	$7,113

Vested and expected to vest at December 31, 2012	6,892	$17.89	6.22	$6,739

Exercisable at December 31, 2012	3,825	$20.01	4.79	$1,686

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$0.85 - $7.00	28	1.03	$4.47	28	$4.47
$12.03 - $15.00	2,505	7.42	$13.93	399	$13.62
$15.03 - $19.79	3,320	6.30	$17.57	2,241	$17.88
$20.01 - $24.44	153	6.12	$21.69	109	$21.79
$25.78 - $44.27	1,093	3.72	$27.18	1,048	$27.22

$0.85 - $44.27	7,099	6.27	$17.80	3,825	$20.01

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of December 31, 2012 is as follows (in thousands, except for per share amounts):

	Number of Shares Subject to Time-based Awards	Number of Shares Subject to Performance- based awards	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2009	526	395	921	$27.07
Awards and units granted	760	228	988	$16.60
Awards and units vested / earned	(256)	(49)	(305)	$30.40
Awards and units cancelled / forfeited	(50)	(9)	(59)	$22.40

Balance at December 31, 2010	980	565	1,545	$19.89
Awards and units granted	261	—	261	$16.07
Awards and units vested / earned	(331)	(113)	(444)	$23.31
Awards and units cancelled / forfeited	(180)	(191)	(371)	$19.25

Balance at December 31, 2011	730	261	991	$17.60
Awards and units granted	367	133	500	$16.48
Awards and units vested / earned	(233)	(30)	(263)	$17.14
Awards and units cancelled / forfeited	(149)	(248)	(397)	$19.09

Balance at December 31, 2012	715	116	831	$16.36

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

Employee Stock Purchase Plan

In August 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan, which was approved by the Company’s stockholders in September 2003. The Company initially reserved 200,000 shares of common stock for issuance under the 2003 Employee Stock Purchase Plan. The reserve will automatically increase on the first day of each year during the term (expiring in August of 2013) of the ESPP by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the Board of Directors. In June 2008, the Board of Directors adopted the International Employee Stock Purchase Plan which reserves 200,000 shares of common stock for issuance under this plan. The 2003 Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (collectively, “ESPP”) are designed to allow eligible employees residing in the U.S. or internationally to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. In January 2013, the Board of Directors amended the ESPP to provide for a perpetual plan, without the automatic increase of the reserve. The Company will submit the amended ESPP plan to the Company’s stockholders to approve at the 2013 annual meeting of stockholders.

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

The ESPP will terminate no later than the tenth anniversary of the ESPP’s initial adoption by the Board of Directors unless the amended ESPP plan is approved at the 2013 annual meeting of stockholders.

As of December 31, 2012, there were 299,000 shares reserved for grant under the ESPP.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company began paying a $0.10 quarterly dividend in the second quarter of 2012. Dividends declared were $0.30 per common share in 2012. No dividends were declared and paid in 2011 and 2010.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The expense classification of stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenues	$641	$458	$579
Research, development and other related costs	6,455	8,233	10,937
Selling, general and administrative	9,940	16,879	16,479

Total stock-based compensation expense	17,036	25,570	27,995
Tax effect on stock-based compensation expense	(5,148)	(7,705)	(8,349)

Net effect on net income (loss)	$11,888	$17,865	$19,646

The stock-based compensation expense categorized by various equity components for the years ended December 31, 2012, 2011 and 2010 is summarized in the table below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Employee stock options	$10,332	$16,468	$14,537
Restricted stock awards and units	4,792	7,049	11,041
Employee stock purchase plan	1,912	2,053	2,417

Total stock-based compensation expense	$17,036	$25,570	$27,995

During the years ended December 31, 2012, 2011 and 2010, the Company granted 2,366,000, 1,900,000 and 950,000 shares of stock options, respectively. The 2012, 2011 and 2010 estimated per share fair value of those grants was $4.03, $8.24 and $9.60, respectively, before estimated forfeitures.

The total fair value of restricted stock awards vested during the years ended December 31, 2012, 2011 and 2010 was $4.5 million, $10.3 million and $9.3 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $1.0 million and $1.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2012, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $17.8 million to be recognized over an estimated weighted average amortization period of 2.9 years and $13.6 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.5 years. As of December 31, 2011, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $21.3 million to be recognized over an estimated weighted average amortization period of 2.7 years and $13.9 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.7 years.

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

The following assumptions were used to value the options granted:

	Years Ended December 31,
	2012	2011	2010
Expected life (years)	3.7	3.7	3.8
Risk-free interest rate	0.5 - 0.8%	0.6 - 1.8%	1.0 - 2.6%
Dividend yield	2.2 - 2.8%	0.0%	0.0%
Expected volatility	45.3 - 66.4%	66.7 - 76.7%	73.4 - 75.7%

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2012	2011	2010
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	0.2 - 0.6%	0.4 - 0.6%	0.4 - 0.9%
Dividend yield	2.2 - 2.7%	0.0%	0.0%
Expected volatility	43.7 - 79.7%	43.7 - 79.7%	55.9 - 96.1%

For the years ended December 31, 2012, 2011 and 2010, an aggregate of 292,000, 371,000 and 406,000 common shares, respectively, were purchased pursuant to the ESPP.

Modifications

From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. As a result of modifications related to former employees, the Company incurred stock-based compensation expense of $0.1 million, $5.2 million, and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 12 – RESTRUCTURING AND OTHER CHARGES

In November 2012, the Company announced a restructuring of its DigitalOptics segment to focus its efforts on its core MEMS camera module business. In connection with this effort, DigitalOptics is reducing its workforce and ceasing operations at its facility in Tel Aviv, Israel. In connection with these actions, the Company incurred total charges of $2.5 million in the fourth quarter of 2012 and expects to incur approximately $0.5 million of additional expenses in the first quarter of 2013.

In January 2011, the Company announced a reorganization of its DigitalOptics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based autofocus and a reduction of DigitalOptics employees by up to 15% of the Company’s worldwide employee base along with certain headquarters support functions. In August 2011, the Company announced a commitment to undertake a workforce reduction at its Yokohama, Japan development facility and to close that facility in order to optimize the Company’s operations. Expenses incurred as a result of these activities consisted of severance, costs related to the continuation of certain employee benefits and expenses related to the closure of the facility and termination of the operating lease, and we recorded in restructuring and other charges on the statement of operations. Total restructuring and other charges related to these activities was $5.2 million, all of which were expensed in the year ended December 31, 2011 and these activities were completed during the first quarter of 2012.

Information with respect to restructuring and other charges as of December 31, 2012 is as follows (in thousands):

	Employee Severance	Infrastructure and other	Total
Balance at December 31, 2010	$—	$—	$—
2011 restructuring and other charges	3,596	1,653	5,249
Cash payments	(3,596)	—	(3,596)
Non-cash items	—	(261)	(261)

Balance at December 31, 2011	—	1,392	1,392
2012 restructuring and other charges	2,363	161	2,524
Cash payments	(450)	(1,392)	(1,842)
Non-cash items	—	(133)	(133)

Balance at December 31, 2012	$1,913	$28	$1,941

NOTE 13 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contribution under the 401(k) plan. During the years ended December 31, 2012, 2011 and 2010, the Company contributed approximately $1.6 million, $1.5 million and $1.3 million, respectively, to the Plan.

NOTE 14 – INCOME TAXES

The components of total income (loss) before income taxes are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
U.S.	$(24,632)	$18,070	$108,498
Foreign	(10,357)	(27,385)	(5,073)

Total income before income taxes	$(34,989)	$(9,315)	$103,425

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Current:
U.S. federal	$(256)	$4,518	$37,044
Foreign	8,253	8,092	9,628
State and local	69	(102)	7,628

Total current	8,066	12,508	54,300

Deferred:
U.S. federal	(13,150)	(1,731)	(8,068)
Foreign	(981)	(544)	(2,058)
State and local	1,301	(248)	1,905

Total deferred	(12,830)	(2,523)	(8,221)

Provision for income taxes	$(4,764)	$9,985	$46,079

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$10,918	$9,388
Research tax credit	4,234	1,634
Foreign tax credit	6,526	—
Expenses not currently deductible	20,573	17,769
Capitalized research and development costs	1	1

Gross deferred tax assets	42,252	28,792
Valuation allowance	(14,583)	(7,196)

Net deferred tax assets	27,669	21,596
Deferred tax liabilities
Acquired intangible assets, foreign	(4,097)	(5,564)
Unremitted earnings of foreign subsdiaries	(295)	—

Net deferred tax assets	$23,277	$16,032

At December 31, 2012 and 2011, the Company had a valuation allowance of $14.6 million and $7.2 million, respectively, related to state tax attributes, foreign jurisdiction losses, capital losses and impairment on marketable securities that the Company believes to be not realizable on a more-likely-than-not basis. The increase of $7.4 million in the valuation allowance in 2012 was due primarily to state and foreign tax attributes which the Company asserts to be not realizable.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	(3.9)	3.8	9.2
Stock-based compensation expense	(1.8)	(9.2)	1.7
Tax exempt interest	0.5	3.5	(0.3)
Research tax credit and other	—	12.7	(1.2)
Foreign withholding tax	(22.1)	(85.2)	9.0
Foreign losses not benefited	(10.3)	19.3	1.5
Foreign tax rate differential	1.1	7.4	(1.4)
Foreign tax credit	18.7	76.2	(8.5)
Non-deductible acquisition costs	(1.5)	—	—
Goodwill impairment	—	(168.8)	—
Others	(2.2)	(1.9)	(0.4)

Total	13.5%	(107.2)%	44.6%

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $7.6 million and state net operating loss carryforwards of approximately $114.2 million. Most of the federal and state net operating loss carryforwards are carried over from the acquired entities, Digital Optics Corporation in

2006 and Siimpel Corporation in 2010 with a nominal amount generated from the current year loss. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2013, and will continue to expire through 2032. In addition, the Company has research tax credit carryforwards of approximately $0.6 million for federal purposes, which will start to expire in 2013, and will continue to expire through 2024. As a result of the January 2013 enactment of the American Taxpayer Relief Act of 2012, which retroactively restored the federal research tax credit for 2012, the research tax credit for 2012 is approximately $1.0 million and will be recorded in the first quarter of 2013. The Company also has research tax credit carryforwards of approximately $3.7 million for state purposes and $1.3 million for foreign purposes, which will never expire. The Company has $6.5 million of foreign tax credit carryforwards which will expire beginning in 2022. Under the provisions of the Internal Revenue Code, substantial changes in the Company or its subsidiaries’ ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income. The Company plans to permanently reinvest the unremitted earnings of its non-U.S. subsidiaries except for the Company’s Israeli subsidiary where the Company has announced its intention to close its Tel Aviv facility. The Company has accrued a deferred tax liability of $0.3 million for the withholding taxes that would arise on the distribution of the Israeli subsidiary’s earnings.

As of December 31, 2012, unrecognized tax benefits approximated $4.8 million (included in other long-term liabilities on our Consolidated Balance Sheet), of which $3.6 million would affect the effective tax rate if recognized. As of December 31, 2011, unrecognized tax benefits approximated $3.8 million, of which $2.5 million would affect the effective tax rate if recognized. As of December 31, 2012, it is reasonably possible that unrecognized tax benefits may decrease by $2.3 to $2.4 million in the next 12 months due to the expected lapse of statute of limitation relating to federal research tax credit, foreign tax incentives and the conclusion of a foreign tax examination.

The reconciliation of our unrecognized tax benefits for the year ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Total unrecognized tax benefits at January 1	$3,770	$4,837	$4,533
Gross increases and decreases due to tax positions taken in prior periods	822	87	—
Gross increases and decreases due to tax positions taken in the current period	239	520	476
Gross increases and decreases due to settlements with taxing authorities	—	(961)	—
Gross increases and decreases due to lapses in applicable statutes of limitations	—	(713)	(172)

Total unrecognized tax benefits at December 31	$4,831	$3,770	$4,837

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2012, 2011 and 2010, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. For the years ended December 31, 2012 and 2011, the Company accrued $0.5 million and $0.3 million, respectively, of interest and penalties related to unrecognized tax benefits.

At December 31, 2012, the Company’s 2008 through 2012 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company is currently under examination in the U.S. on its 2008 and 2009 tax returns and in Israel on a subsidiary liquidation from 2007. We cannot estimate the outcome of the U.S. and foreign examinations. The Company is not currently under state income tax examination.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2012, future minimum lease payments and purchase obligations are as follows (in thousands):

	Lease Obligations	Purchase Obligations	Total Obligations
2013	$4,841	$1,335	$6,176
2014	4,018	—	4,018
2015	2,724	—	2,724
2016	1,651	—	1,651
2017	1,209	—	1,209
Thereafter	240	—	240

	$14,683	$1,335	$16,018

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2018. The amounts reflected in the table above are for the aggregate future minimum lease payments under non-cancellable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2012, 2011 and 2010 amounted to $4.1 million, $3.1 million and $2.9 million, respectively.

In addition, the Company has agreements containing non-cancelable, nonrefundable payments terms with third parties to purchase services.

Contingencies

The Company cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations and cash flows.

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

On Oct. 23, 2012, the Court granted PTI leave to file its fourth amended and supplemental complaint. PTI’s fourth amended complaint adds an allegation to PTI’s claim for declaratory relief seeking the recovery and return of royalty payments made to Tessera, Inc. from at least March 2010 in an amount exceeding $130 million and continues to seek the recovery sought in PTI’s third amended complaint.

Contingency fee dispute for the case of Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688 (Cal. Super. Ct.)

Tessera Technologies, Inc. has a dispute with its former counsel Susman Godfrey L.L.P. (“Susman”) over the amount due to Susman, if any, as a contingency fee for Susman’s work in the matter of Tessera Technologies, Inc. v. Hynix Semiconductor Inc. Susman has requested arbitration of the dispute. No arbitration date has been scheduled.

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

These existing and any future legal actions may harm either or both of the Company’s business segments, and may hinder the Company’s ability to independently optimize each business segment. For example, they could cause an existing licensee or strategic partner to cease making royalty or other payments to the Company, or to challenge the validity and enforceability of patents owned by the Company’s subsidiaries or the scope of license agreements with the Company’s subsidiaries, and could significantly damage the Company’s relationship with such licensee or strategic partner and, as a result, prevent the adoption of the Company’s other Intellectual Property or DigitalOptics technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of licensees or strategic partners of the Company’s subsidiaries, which in turn would significantly harm ongoing relationships with them and cause the Company to lose royalty revenues.

The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within the Company’s control. These costs may be materially higher than expected, which could adversely affect the Company’s operating results and lead to volatility in the price of its common stock. Whether or not determined in the Company’s favor or ultimately settled, litigation diverts managerial, technical, legal and financial resources from the Company’s business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from others, limit the value of the Company’s licensed technology or otherwise negatively impact the Company’s stock price or its business and consolidated financial position, results of operations and cash flows.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Intellectual Property and DigitalOptics. In addition to these reportable segments, the Tessera Global Services (formally referred to as Corporate Overhead) division includes certain operating amounts that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

Our President and Chief Executive Officer is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. Additionally, each segment has its own president. The Company reorganized its reporting units to align with the vision of the CODM, such as the inclusion of development and product commercialization efforts related to the silent air cooling technology in the DigitalOptics segment instead of the Intellectual Property segment. Prior year amounts have been recast to conform to current year presentation.

The Intellectual Property segment, managed by Tessera Intellectual Property Corp., generates revenue from manufacturers and other implementers that use our technology. The segment includes Tessera, Inc. and Invensas. Tessera, Inc. pioneered chip-scale packaging solutions, which it licenses to the semiconductor industry. Invensas develops and acquires interconnect solutions and intellectual property in areas such as mobile computing and communications, memory and data storage, and 3DIC technologies.

DigitalOptics Corporation and its subsidiaries (“DOC”) operate the DigitalOptics segment. DOC designs and manufactures imaging systems for smartphones, generating revenue through product sales and software license fees and royalties. DOC’s expertise in optics, camera modules, MEMS, and image processing enable it to deliver products that expand the boundaries of smartphone photography. DOC also offers customized micro-optic lenses, which may include DOEs, ROEs and/or IMOS.

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

The following table sets forth the Company’s segment revenues, operating expenses and operating income (loss) for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
Intellectual Property Segment:
Royalty and license fees	$168,097	$213,412	$264,030
Past production fees	24,729	—	—
Product and service revenues	66	—	—

Total Intellectual Property revenues	192,892	213,412	264,030
DigitalOptics Segment:
Royalty and license fees	14,424	23,789	15,593
Product and service revenues	26,707	17,375	21,770

Total DigitalOptics revenues	41,131	41,164	37,363

Total revenues	234,023	254,576	301,393

Operating expenses:
Intellectual Property Segment	97,984	81,493	57,301
DigitalOptics Segment	129,877	138,073	97,467
Corporate Overhead	47,023	46,968	45,804

Total operating expenses	274,884	266,534	200,572
Operating income (loss):
Intellectual Property Segment	94,908	131,919	206,729
DigitalOptics Segment	(88,746)	(96,909)	(60,104)
Corporate Overhead	(47,023)	(46,968)	(45,804)

Total operating income (loss)	$(40,861)	$(11,958)	$100,821

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues information for the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012		2011		2010
U.S.	$105,302	45%	$73,548	29%	$86,143	29%
Korea	40,296	17%	43,822	17%	39,894	13%
Taiwan	27,178	12%	74,397	29%	81,173	27%
Japan	26,898	11%	32,276	13%	43,928	15%
China	19,559	8%	6,719	3%	6,510	2%
Other Asia	8,640	4%	9,948	4%	24,291	8%
Europe and other	6,150	3%	13,866	5%	19,454	6%

	$234,023	100%	$254,576	100%	$301,393	100%

For the years ended December 31, 2012, 2011 and 2010, three, two and two customers, respectively, each accounted for 10% or more of total revenues.

For the years ended December 31, 2012, 2011 and 2010, property and equipment, net are presented below by geographic area (in thousands):

	Years Ended December 31,
	2012	2011	2010
U.S.	$39,467	$35,082	$40,594
Taiwan	18,176	156	—
China	11,039	—	—
Israel	1,834	279	266
Asia Pacific and other	2,028	802	1,261

Total	$72,544	$36,319	$42,121

NOTE 17 – RELATED PARTY TRANSACTIONS

In 2007, the Company licensed its OptiML wafer-level camera technology and SHELLCASE wafer-level packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of December 30, 2012 and December 31, 2011, the Company had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10 percent holding in NemoTek. Revenues from NemoTek were less than one percent of total revenues and were not significant for the year ended December 31, 2012 and 2011. The accounts receivable balance from NemoTek was not significant at December 31, 2012 and December 31, 2011.

Since 2008, Tessera, Inc. has engaged 3LP Advisors LLC (“3LP”) to assist with the identification and acquisition of patents. In 2011 and 2012, 3LP expanded its advisory services by providing strategic advice to Invensas Corporation and Tessera Intellectual Property Corp. as well. A managing partner of 3LP, Mr. Kevin G. Rivette, is a member of the Board and has a non-majority ownership interest in 3LP. For the years ended December 31, 2012 and 2011, the Company recognized operating expense of $2.3 million and $3.1 million, respectively, related to these engagements. At December 31, 2012 and 2011, the accounts payable balance due to 3LP was $0.2 million and $2.0 million, respectively.

NOTE 18 – SUBSEQUENT EVENT

On January 30, 2013, the Board declared a cash dividend of $0.10 per share of common stock for the first quarter, payable on March 28, 2013, for the stockholders of record at the close of business on March 7, 2013.

On February 20, 2013 the International Court of Arbitration of the International Chamber of Commerce issued an award in favor of Tessera, Inc. in its dispute with Amkor Technology, Inc. (“Amkor”). Tessera, Inc. cannot predict the precise amount or the timing of Amkor’s payment. The next phase of this arbitration will involve calculations by damages experts to determine the precise amount owed.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

for the Years Ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2010	$5,606	$(2,595)	$—	$3,011
2011	3,011	4,185	—	7,196
2012	7,196	6,454	933	14,583

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2013

TESSERA TECHNOLOGIES, INC.

By:	/s/ ROBERT A. YOUNG
Robert A. Young President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Robert A. Young and C. Richard Neely, Jr., and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. YOUNG Robert A. Young	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013

/s/ C. RICHARD NEELY, JR. C. Richard Neely, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013

/s/ ROBERT J. BOEHLKE Robert J. Boehlke	Chairman of the Board of Directors	March 1, 2013

/s/ JOHN B. GOODRICH John B. Goodrich	Director	March 1, 2013

/s/ RICHARD S. HILL Richard S. Hill	Director	March 1, 2013

/s/ DAVID C. NAGEL David C. Nagel	Director	March 1, 2013

Kevin G. Rivette	Director

Signature	Title	Date

/s/ TIMOTHY J. STULTZ Timothy J. Stultz	Director	March 1, 2013

/s/ ANTHONY J. TETHER Anthony J. Tether	Director	March 1, 2013

(3)    Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

Exhibit Number	Exhibit Title

2.1**	Asset Purchase Agreement, dated October 31, 2005, by and between Tessera Technologies, Inc. and Shellcase, Ltd. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2005, and incorporated herein by reference)

2.2**	Agreement and Plan of Merger, dated as of July 7, 2006, among Tessera Technologies, Inc., Dalton Acquisition Corp., Digital Optics Corporation and Carolinas Capital Corp. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 10, 2006, and incorporated herein by reference)

2.3**	Share Purchase Agreement, dated as of January 30, 2007, among Tessera Technologies Hungary Holding LLC, Eyesquad GmbH, each of the shareholders of Eyesquad GmbH and Sharon A. Amir (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 31, 2007, and incorporate herein by reference)

2.4**	Agreement and Plan of Merger, dated as of January 31, 2008, among Tessera Technologies, Inc., Fort Knox Merger Sub, Inc., FotoNation, Inc. and Yury Prilutsky, as Stockholders’ Agent (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed on February 29, 2008, and incorporated herein by reference)

2.5**	Stock and Asset Purchase Agreement, dated March 1, 2012, by and among, Tessera Technologies, Inc., DigitalOptics Corporation and Flextronics International Ltd. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed March 2, 2012, and incorporated herein by reference)

2.6**	Amendment to Stock and Asset Purchase Agreement, dated June 28, 2012, by and among Tessera Technologies, Inc., DigitalOptics Corporation and Flextronics International Ltd. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 3, 2012 and incorporated herein by reference)

2.7**	Amendment No. 2 to Stock and Asset Purchase Agreement, dated September 4, 2012, by and among Tessera Technologies, Inc., DigitalOptics Corporation and Flextronics International Ltd. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2012 and incorporated herein by reference)

3.1*	Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012 and December 19, 2012

4.1*	Specimen Common Stock Certificate

4.2*	Registration Rights Agreement, dated as of January 31, 2003, by and among the Registrant and the stockholders party thereto

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2*+	1991 Stock Option Plan

10.3*+	Amended and Restated 1996 Stock Plan

10.4*+	1999 Stock Plan

10.5*+	2003 Employee Stock Purchase Plan

Exhibit Number	Exhibit Title

10.6+	Amendment to the Tessera Technologies, Inc. 2003 Employee Stock Purchase Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.7†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation

10.8*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation

10.9†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.10†*	TCC License Agreement, dated as of May 17, 1997, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.11†*	First Addendum to Limited TCC License Agreement, dated as of November 4, 1998, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.12*	Second Addendum to TCC License Agreement, dated as of June 1, 2001, by and between Tessera, Inc. and Samsung Electronics Co., Ltd.

10.13†*	TCC Patent License Agreement, dated as of January 22, 2003, by and between Tessera, Inc. and Seiko Epson Corporation

10.14†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.15†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

10.16†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments, Inc.

10.17†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

10.18+	Restricted Stock Award Agreement, dated as of December 13, 2004, by and between the Registrant and Robert Boehlke (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2004, and incorporated herein by reference)

10.19†	Restated TCC License Agreement, dated as of January 1, 2005, by and between Tessera Technologies, Inc. and Samsung Electronics Co., Ltd. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2005 and incorporated herein by reference)

10.20+	Tessera Technologies, Inc. 2012 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on February 17, 2012 and incorporated herein by reference)

10.21+	Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on April 1, 2010, and incorporated herein by reference)

10.22+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.23+	Form of Stock Option Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.24+	Form of Stock Option Agreement (Board) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.25+	Form of Stock Option Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.26+	Form of Stock Option Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.27+	Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.28+	Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.29+	Form of Restricted Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.30+	Form of Restricted Stock Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.31+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.32+	Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.33+	Form of Deferred Stock Agreement (Performance Vesting) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.34+	Form of Deferred Stock Agreement (Ireland) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.35+	Form of Deferred Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.36+	Form of Deferred Stock Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.37+	Tessera Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.38+	Form of Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.39+	Form of Amended and Restated Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.40+	Amendment to Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2011, and incorporated herein by reference)

10.41+	Employment Letter, dated October 24, 2008, by and between the Registrant and Bernard J. Cassidy (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed on February 25, 2010, and incorporated herein by reference)

10.42+	Separation and Consulting Agreement, dated May 11, 2011, by and between the Registrant and Henry R. Nothhaft (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2011, and incorporated herein by reference)

10.43+	Employment Letter, dated August 15, 2012, by and between the Registrant and C. Richard Neely, Jr. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2012, and incorporated herein by reference)

10.44+	Separation Agreement, dated August 14, 2012, by and between the Registrant and Michael Anthofer (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2012, and incorporated herein by reference)

10.45+	Revised Employment Letter, dated October 3, 2012, by and between the Registrant and Robert A. Young

10.46+	Settlement Agreement and General Release, dated December 11, 2012, by and between the Registrant and Farzan Bob Roohparvar

10.47+	Consulting Agreement, dated December 11, 2012, by and between Tessera Global Services, Inc., a wholly owned subsidiary of the Registrant, and Farzan Bob Roohparvar

10.48+	Settlement Agreement and General Release, dated January 15, 2013, by and between the Registrant and Richard Chernicoff

10.49+	Consulting Agreement, dated January 15, 2013, by and between Tessera Global Services, Inc., a wholly owned subsidiary of the Registrant, and Richard Chernicoff

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxomony Extension Definition Linkbase Document

Exhibit Number	Exhibit Title

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted as to certain portions of this agreement.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed as exhibits to Tessera Technologies, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference.

**	The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request. You are cautioned that the representations and warranties set forth in this agreement are qualified by those schedules, and should not be relied upon as accurate or complete without reference to those schedules.