Form 10-Q
period 2013-03-31
TESSERA TECHNOLOGIES INC
filed 2013-05-10
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50460
 _______________________________________________________________

 TESSERA TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)
 _______________________________________________________________

Delaware	16-1620029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3025 Orchard Parkway, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)
(408) 321-6000
(Registrant’s Telephone Number, Including Area Code)
 _______________________________________________________________
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 12, 2013, 52,761,636 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2013

PART I—FINANCIAL INFORMATION

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$73,736	$103,802
Short-term investments	328,977	338,801
Accounts receivable, net of allowance for doubtful accounts of $43 at each period end	5,048	11,595
Inventories	1,012	1,507
Short-term deferred tax assets	4,271	3,880
Other current assets	18,198	15,701
Total current assets	431,242	475,286
Property and equipment, net	68,050	72,544
Intangible assets, net	103,793	120,432
Goodwill	—	6,664
Long-term deferred tax assets	41,892	22,499
Other assets	6,873	7,677
Total assets	$651,850	$705,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,743	$14,437
Accrued legal fees	11,840	11,726
Accrued liabilities	18,152	22,140
Deferred revenue	5,579	4,869
Total current liabilities	46,314	53,172
Long-term deferred tax liabilities	—	3,102
Other long-term liabilities	6,010	6,403
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 53,356 and 52,947 shares issued, respectively, and 52,700 and 52,293 shares outstanding, respectively	53	53
Additional paid-in capital	487,339	480,347
Treasury stock at cost; 656 and 654 shares on common stock at each period end, respectively	(10,681)	(10,642)
Accumulated other comprehensive income	147	119
Retained earnings	122,668	172,548
Total stockholders’ equity	599,526	642,425
Total liabilities and stockholders’ equity	$651,850	$705,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Royalty and license fees	$26,715	$43,264
Past production payments	1,500	—
Product and service revenues	2,909	3,409
Total revenues	31,124	46,673
Operating expenses:
Cost of revenues	7,942	5,760
Research, development and other related costs	25,949	23,445
Selling, general and administrative	25,250	24,611
Litigation expense	14,081	3,492
Restructuring, impairment of long-lived assets and other charges	15,755	—
Impairment of goodwill	6,664	—
Total operating expenses	95,641	57,308
Operating loss	(64,517)	(10,635)
Other income and expense, net	336	668
Loss before taxes	(64,181)	(9,967)
Benefit from income taxes	(19,558)	(1,879)
Net loss	$(44,623)	$(8,088)
Basic and diluted net loss per share:
Net loss per share-basic	$(0.85)	$(0.16)
Net loss per share-diluted	$(0.85)	$(0.16)
Cash dividends declared per share	$0.10	$0.10
Weighted average number of shares used in per share calculations-basic	52,471	51,738
Weighted average number of shares used in per share calculations-diluted	52,471	51,738
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net loss	$(44,623)	$(8,088)
Other comprehensive income:
Net unrealized gains (losses) on available-for-securities, net of tax	28	259
Other comprehensive income	28	259
Comprehensive loss	$(44,595)	$(7,829)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(44,623)	$(8,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,916	2,684
Amortization of intangible assets	6,389	6,373
Stock-based compensation expense	2,547	4,056
Loss (gain) on disposal of property and equipment, net	(64)	5
Impairment of goodwill	6,664	—
Non-cash restructuring, impairment of long-lived assets and other charges	13,763	—
Deferred income tax, net	(22,825)	1
Amortization of premium/discount on investments	290	623
Changes in operating assets and liabilities:
Accounts receivable, net	6,547	679
Inventories	495	(61)
Other assets	696	(2,020)
Accounts payable	(341)	(1,795)
Accrued legal fees	114	(213)
Accrued liabilities	(4,590)	(5,931)
Deferred revenue	710	2,535
Net cash used in operating activities	(29,312)	(1,152)
Cash flows from investing activities:
Purchases of property and equipment	(9,246)	(1,926)
Proceeds from sale of property and equipment	381	13
Purchases of short-term available-for-sale investments	(54,453)	(55,623)
Proceeds from maturities and sales of short-term and long-term investments	64,015	80,427
Purchases of intangible assets	(600)	(2,162)
Net cash provided by investing activities	97	20,729
Cash flows from financing activities:
Dividend paid	(5,257)	—
Proceeds from exercise of stock options	2,415	1,553
Proceeds from employee stock purchase program	2,030	2,025
Repurchase of common stock	(39)	—
Net cash provided by (used in) financing activities	(851)	3,578
Net increase (decrease) in cash and cash equivalents	(30,066)	23,155
Cash and cash equivalents at beginning of period	103,802	55,758
Cash and cash equivalents at end of period	$73,736	$78,913
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION
Tessera Technologies, Inc. (the “Company”) is a holding company with operating subsidiaries in two segments: Intellectual Property and DigitalOptics.
The Company's Intellectual Property segment, managed by Tessera Intellectual Property Corp., generates revenue from manufacturers and other implementers that use our technology. The segment includes Tessera, Inc. and Invensas Corporation (“Invensas”). Tessera, Inc. pioneered chip-scale packaging solutions, which it licenses to the semiconductor industry. Invensas develops and acquires interconnect solutions and intellectual property in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3DIC”) technologies.

DigitalOptics Corporation and its subsidiaries ("DOC") manage the DigitalOptics segment. DOC designs and manufactures imaging systems for smartphones, generating revenue through product sales and software license fees and royalties. DigitalOptics' expertise in optics, camera modules, Micro-Electro Mechanical Systems (“MEMS”), and image processing enable it to deliver products that expand the boundaries of smartphone photography. DOC also offers customized micro-optic lenses, which may include Diffractive Optical Elements (“DOEs”), Refractive Optical Elements (“ROEs”) and/or Integrated Micro-Optical Subassemblies (“IMOS”).
The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2013 and 2012, and for the three months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2012 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013 (the “Form 10-K”).
The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2013 or any future period and the Company makes no representations related thereto.
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2013, as compared to the significant accounting policies described in the Form 10-K.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS
Adopted
In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which is intended to reduce the complexity and cost of performing a quantitative test for impairment of indefinite-lived intangible assets by permitting an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company adopted this guidance in fiscal year 2013 on a prospective basis. For further information on intangible asset impairment, see Note 8 – "Goodwill and Identified Intangible Assets." The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not have a material impact on the Company’s financial statements.
In February 2013, the FASB issued amendments to the FASB Accounting Standards Codification relating to the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company is required to adopt these amendments in the first quarter of fiscal year 2013 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements.
NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Trade and other receivables	$5,091	$11,638
Allowance for doubtful accounts	(43)	(43)
	$5,048	$11,595
Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$326	$842
Work in process	211	145
Finished goods	475	520
	$1,012	$1,507

Other current assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Prepaid income taxes	$6,016	$5,826
Interest receivable	3,267	2,963
Assets held for sale (1)	3,189	—
Other	5,726	6,912
	$18,198	$15,701

(1) As a result of the planned closure of the Company's leased manufacturing facility in Zhuhai, China (the "Zhuhai Facility"), the Company recorded at fair value $3.2 million of manufacturing equipment as assets held for sale, and recognized an impairment charge of $2.3 million for the three months ended March 31, 2013. The manufacturing equipment held for sale was classified as current assets since the Company's intent is to dispose of the assets within one year and receive the proceeds from the sale within one year. See Note 6 – "Business Combinations" for more information about the planned closure of the Zhuhai Facility.

Property and equipment, net consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Furniture and office equipment	$57,284	$54,241
Production equipment	30,349	36,577
Land and buildings	21,314	21,314
Leasehold improvements	13,608	13,873
	122,555	126,005
Less: Accumulated depreciation and amortization	(54,505)	(53,461)
	$68,050	$72,544
Other assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Assets held for sale (1)	$3,229	$—
Other	3,644	7,677
	$6,873	$7,677
(1) The Company recorded at fair value $3.2 million for rights of manufacturing assets as held for sale, and recognized an impairment charge of $800,000 for the three months ended March 31, 2013. As discussed in Note 6 – "Business Combinations," the asset rights held for sale represent the remaining assets subject to delivery by Flextronics International Ltd. no later than March 31, 2013, which have not been so delivered as of the date of this filing.
Accrued liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Employee compensation and benefits	$13,032	$15,878
Intangible assets payable	500	1,100
Other	4,620	5,162
	$18,152	$22,140
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Unrecognized tax benefits	$5,273	$5,212
Other	737	1,191
	$6,010	$6,403
Accumulated other comprehensive income consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Unrealized gain on available-for-sale securities, net of tax	$147	$119
	$147	$119
NOTE 5 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$178,348	$143	$(69)	$178,422
Municipal bonds and notes	109,194	65	(5)	109,254
Commercial paper	28,573	11	—	28,584
Treasury and agency notes and bills	16,814	5	(5)	16,814
Money market funds	22,476	—	—	22,476
Certificate of deposit	3,500	2	—	3,502
Total available-for-sale securities	$358,905	$226	$(79)	$359,052
Reported in:
Cash and cash equivalents				$30,075
Short-term investments				328,977
Total marketable securities				$359,052

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$171,485	$177	$(98)	$171,564
Municipal bonds and notes	110,185	55	(32)	110,208
Treasury and agency notes and bills	29,050	12	(4)	29,058
Commercial paper	46,135	12	(4)	46,143
Money market funds	34,106	—	—	34,106
Certificate of deposit	4,503	1	—	4,504
Total available-for-sale securities	$395,464	$257	$(138)	$395,583
Reported in:
Cash and cash equivalents				$56,782
Short-term investments				338,801
Total marketable securities				$395,583
At March 31, 2013 and December 31, 2012, the Company had $402.7 million and $442.6 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $43.7 million and $47.0 million at March 31, 2013 and December 31, 2012, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three months ended March 31, 2013 and 2012.
Unrealized gains (net of unrealized losses) of $0.1 million, net of tax, as of March 31, 2013, were related to a temporary increase in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of March 31, 2013 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three months ended March 31, 2013 and 2012, respectively, the Company did not record any impairment charges.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at March 31, 2013 and December 31, 2012, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

March 31, 2013	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$82,208	$(69)	$—	$—	$82,208	$(69)
Municipal bonds and notes	13,860	(5)	—	—	13,860	(5)
Treasury and agency notes and bills	6,497	(5)	—	—	6,497	(5)
Commercial paper	2,100	—	—		2,100	—
Total	$104,665	$(79)	$—	$—	$104,665	$(79)

December 31, 2012	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$60,620	$(98)	$—	$—	$60,620	$(98)
Municipal bonds and notes	48,149	(32)	—	—	48,149	(32)
Commercial paper	10,567	(4)	—	—	10,567	(4)
Certificate of deposit	3,500	(1)			3,500	(1)
Treasury and agency notes and bills	2,997	(3)	—	—	2,997	(3)
Total	$125,833	$(138)	$—	$—	$125,833	$(138)

The estimated fair value of marketable securities by contractual maturity at March 31, 2013 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$261,644
Due in one to two years	97,408
Total	$359,052
NOTE 6 – BUSINESS COMBINATION
Vista Point Technologies
In June 2012, DOC, a subsidiary of Tessera Technologies, Inc., completed its acquisition of certain assets of Vista Point Technologies, a Tier One qualified camera module manufacturing business, from Flextronics International Ltd. for consideration of $29.0 million, net of $11.9 million cash acquired (the "Zhuhai Transaction"). Approximately $7.6 million of the consideration was placed in escrow at the initial closing, of which, approximately $4.1 million remains subject to delivery of certain additional assets by Flextronics International Ltd. no later than March 31, 2013 and $2.8 million of which was released upon the delivery of certain additional assets in the fourth quarter of 2012. As of the date of this filing, the $4.1 million in assets mentioned above have not been delivered. The related $4.1 million remains in escrow and the Company is currently negotiating a settlement to resolve this matter.
As part of the Zhuhai Transaction, DigitalOptics Corporation Technology Zhuhai Limited (formally known as Vista Point Electronic Technologies (Zhuhai) Co. Ltd.), a company organized under the laws of the People's Republic of China, was acquired from Flextronics International Ltd. and became an indirect wholly owned subsidiary of the Company. The business combination transaction was accounted for using the acquisition method of accounting, with the results of the acquisition included in the DigitalOptics segment as of the acquisition date. This contributed to a purchase price in excess of the fair value of the underlying net assets and identified intangible assets acquired from Flextronics International Ltd. and, as a result, the Company recorded goodwill in connection with this transaction.
Purchase price allocation
In accordance with the accounting guidance on business combinations, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price was based upon a valuation and the estimates and assumptions used are subject to change. Based upon the fair values acquired, the purchase price allocation is as follows (in thousands):

	Amount	Estimated Useful Life (Years)
Net tangible assets:
Property and equipment, net	$11,196	1-7
Inventory	392	N/A
Other current assets	1,050	N/A
Other assets	7,853	N/A
	20,491
Identified intangible assets:
Patents/core technology	900	14
Customer relationships	900	3
Goodwill	6,664	N/A
	8,464
Total purchase price	$28,955

Approximately $20.5 million has been allocated to acquired net tangible assets consisting of property and equipment delivered, and $4.1 million of property and equipment (included in other assets) to be delivered. Approximately $1.8 million has been allocated to amortizable intangible assets acquired.
At the time of the Zhuhai Transaction, the Zhuhai Transaction was strategic to the Company as it intended to use the acquired assets and related manufacturing business to help build the DigitalOptics segment into a supplier of camera modules in the mobile phone market. However, in March 2013, the Company determined the DigitalOptics business was to be restructured and announced its plans to close the Zhuhai Facility, the lease to which DOC acquired in the Zhuhai Transaction, and announced the consolidation of its manufacturing capabilities to Taiwan. By closing the Zhuhai Facility, the Company's long-term strategy is to no longer supply the whole camera module but the Company will manufacture whole camera modules in limited quantities in the near term. The Company's primary focus will be on developing the mems|cam actuator, the imaging software and user applications, and on manufacturing and supplying only the lens barrel. High volume camera module production will be outsourced to a third party. As a result of this restructuring, certain assets acquired in the transaction noted above where considered impaired or written off entirely. For further discussion of affected assets, see Note 4 – "Composition of Certain Financial Statement Captions" and Note 8 – "Goodwill and Identified Intangible Assets."
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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of March 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$22,476	$22,476	$—	$—
Corporate bonds and notes (2)	178,422	—	178,422	—
Municipal bonds and notes (2)	109,254	—	109,254	—
Treasury and agency notes and bills (2)	16,814	—	16,814	—
Certificate of deposit (2)	3,502	—	3,502	—
Commercial paper (3)	28,584	—	28,584	—
Total Assets	$359,052	$22,476	$336,576	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at March 31, 2013:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
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

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2012:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis. These assets include approximately $18.2 million of property and equipment and $1.8 million in intangible assets that were valued at fair value as part of the Zhuhai Transaction described in Note 6 above. For certain of the property and equipment, the fair value was determined using a cost approach based on the condition, market and functionality of these assets, including physical depreciation and certain obsolescence adjustments. The fair value for these acquired intangible assets was determined using the cost approach and discounted cash flow method. As a result, at December 31, 2012, $0.3 million of property and equipment and the $1.8 million of intangible assets are classified as Level 3. At March 31, 2013, the Company revalued $3.2 million in assets as a result of the planned closure of the Zhuhai Facility. The fair value was determined by using market quotes for these specific assets.
NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The changes to the carrying value of goodwill as of and during the three months ended March 31, 2013, is reflected below (in thousands):

DigitalOptics
Balance at December 31, 2012	$6,664
Impairment of goodwill	(6,664)
Balance at March 31, 2013	$—
In March 2013, the Company revised its business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made the Zhuhai Facility unnecessary. The Company announced the closure of the Zhuhai Facility in March 2013. This decision triggered an impairment review of the related goodwill and purchased intangible assets recorded in connection with the Zhuhai Transaction (see Note 6 – "Business Combinations," for additional detail regarding the Zhuhai Transaction). As a result of the Company's impairment assessment, completed in the first quarter of 2013, the Company recorded an impairment charge to goodwill of $6.7 million, all of which was included in the DigitalOptics segment.
Identified intangible assets consisted of the following (in thousands):

		March 31, 2013			December 31, 2012
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology (1)	3-15	$135,030	$(41,875)	$93,155	$137,728	$(38,874)	$98,854
Existing technology (2)	5-10	28,434	(22,593)	5,841	54,196	(38,562)	15,634
Customer contracts (3)	3-9	11,900	(8,197)	3,703	12,800	(8,033)	4,767
Trade name	4-10	3,620	(2,526)	1,094	3,620	(2,443)	1,177
Non-competition agreements	2	—	—	—	1,400	(1,400)	—
Assembled workforce	4	—	—	—	300	(300)	—
		$178,984	$(75,191)	$103,793	$210,044	$(89,612)	$120,432
(1) The Company recorded an intangible asset impairment charge of $852,000 in the three months ended March 31, 2013 relating to patents acquired from the Zhuhai Transaction. As a result of the shutdown of the Zhuhai Facility, the Company determined that the benefits of these patents would not be realized. In addition, the Company recorded a $400,000 charge in the three months ended March 31, 2013 due to abandonment of acquired patents which caused a revision of the useful life estimate of these patent assets thus fully impairing them.
(2) The Company incurred an $8.3 million charge in the three months ended March 31, 2013 due to the abandonment of existing technology which caused a revision of the useful life estimate of these technology assets thus fully impairing them.
(3) The Company recorded intangible asset impairment charge of $675,000 relating to customer relationships acquired from the Zhuhai Transaction. The Company determined that there was no future value for the customer relationships as a result of the closure of the Zhuhai Facility.
Amortization expense for the three months ended March 31, 2013 and 2012 amounted to $6.4 million. As of March 31, 2013, the estimated future amortization expense of intangible assets is as follows (in thousands):

2013 (remaining 9 months)	$16,115
2014	19,710
2015	18,718
2016	17,495
2017	14,531
Thereafter	17,224
$103,793

NOTE 9 – NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net loss	$(44,623)	$(8,088)
Denominator:
Weighted average common shares outstanding	52,531	51,770
Less: Unvested common shares subject to repurchase	(60)	(32)
Total shares-basic	52,471	51,738
Effect of dilutive securities:
Stock awards	—	—
Restricted stock awards and units	—	—
Total shares-diluted	$52,471	$51,738
Net loss per share-basic	$(0.85)	$(0.16)
Net loss per share-diluted	$(0.85)	$(0.16)
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
For the three months ended March 31, 2013 and March 31, 2012, 5.4 million shares and 5.8 million shares, respectively, of common stock, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2013 and December 31, 2012, the Company had repurchased a total of approximately 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2013, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 1996 Plan and the 1999 Plan
In December 1996, the Board adopted the 1996 Stock Option Plan (“1996 Plan”). In February 1999, the Board adopted the 1999 Stock Option Plan (“1999 Plan”) which was approved by the stockholders in May 1999. Under the 1996 Plan and the 1999 Plan, incentive stock options may be granted to the employees of the Company or its subsidiaries at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the employees of the Company or its subsidiaries, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. For options granted with an exercise price below fair market value, a stock-based compensation charge has been determined. Options granted under these plans generally have a term of ten years from the date of grant and vest over a four-year period. Shares issued in connection with the exercise of unvested options are subject to repurchase by the Company until such options vest. After February 1999, no further options were granted from the 1996 Plan. After December 2000, no further options were granted from the 1999 Plan. The Company has no intention of issuing additional grants under these plans. As of March 31, 2013, there were no shares reserved for grant under these plans and only cancellations under the 1999 Plan are recorded as available for grant. Based on a Board decision, cancellations under the 1996 Plan are not considered available for grant.
The 2003 Plan
In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the employees of the Company or its subsidiaries at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the employees of the Company or its subsidiaries, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of March 31, 2013, there were 4,228,000 shares reserved for future grant under this plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2012	7,099	$17.80
Options granted	270	$17.36
Options exercised	(164)	$14.73
Options canceled / forfeited / expired	(139)	$18.98
Balance at March 31, 2013	7,066	$17.83
Information with respect to outstanding restricted stock awards and units as of March 31, 2013 is as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2012	715	116	831	$16.36
Awards and units granted	80	108	188	$17.77
Awards and units vested / earned	(25)	(27)	(52)	$18.63
Awards and units canceled / forfeited	(62)	(81)	(143)	$17.85
Balance at March 31, 2013	708	116	824	$16.27

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
Employee Stock Purchase Plans
In August 2003, the Board adopted the 2003 Employee Stock Purchase Plan (the "ESPP"), which was approved by the Company’s stockholders in September 2003 and became effective February 1, 2004. The Company initially reserved 200,000 shares of common stock for issuance under the 2003 Employee Stock Purchase Plan. The reserve will automatically increase on the first day of each fiscal year during the term of the 2003 Employee Stock Purchase Plan by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the Board. Subsequently, the Board adopted the International Employee Stock Purchase Plan (the "International ESPP") in June 2008 which reserves 200,000 shares of common stock for issuance under the International ESPP. The ESPP and International ESPP are designed to allow eligible employees residing in the U.S. or internationally to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. In January 2013, the Board of Directors amended the ESPP and the International ESPP to provide for perpetual plans, without the automatic increase of the reserve for the ESPP. The Company will submit the amended ESPP and International ESPP to the Company's stockholders to approve at the Company's 2013 annual meeting of stockholders.
The ESPP and the International ESPP have a series of consecutive, overlapping 24-month offering periods, commencing February 1 and August 1 of each year. Individuals who own less than 5% of the Company’s voting stock, are scheduled to work more than 20 hours per week and whose customary employment is for more than five months in any calendar year may join an offering period on the first day of the offering period or the beginning of any semi-annual purchase period within that period. Individuals who become eligible employees after the start date of an offering period may join the ESPP or International ESPP, as applicable, at the beginning of any subsequent semi-annual purchase period.
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
An eligible employee’s right to buy shares of the Company’s common stock under the ESPP or the International ESPP may not accrue at a rate in excess of $25,000 of the fair market value of such shares per calendar year for each calendar year of an offering period.

If the fair market value per share of the Company's common stock on any purchase date is less than the fair market value on the first trading day of that offering period, then that offering period will immediately terminate and a new twenty-four month offering period and a new six-month purchase period will commence the day following that purchase date. All participants in the terminated offering will be transferred to the new offering period.
In the event of a proposed sale of all or substantially all of the Company’s assets, or merger with or into another company, the outstanding rights under the ESPP and International ESPP will be assumed or an equivalent right substituted by the successor company or its parent or subsidiary. If the successor company or its parent refuses to assume the outstanding rights or substitute an equivalent right, then all outstanding purchase rights will automatically be exercised prior to the effective date of the transaction. The purchase price will equal 85% of the market value per share on the participant’s entry date into the offering period in which an acquisition occurs or, if lower, 85% of the fair market value per share on the date the purchase rights are exercised.
The ESPP will terminate no later than the tenth anniversary of the ESPP’s initial adoption by the Board if the amended ESPP is not approved at the 2013 annual meeting of stockholders. The International ESPP will terminate immediately if the amended International ESPP is not approved at the 2013 annual meeting of stockholders. If the ESPP and International ESPP are approved at the 2013 annual meeting of stockholders, then they will be in effect until their respective share reserves are exhausted, unless earlier terminated by the Board.
As of March 31, 2013, there were approximately 327,000 shares reserved for grant under the ESPP and the International ESPP, collectively.
NOTE 11 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Cost of revenues	$54	$150
Research, development and other related costs	1,089	1,712
Selling, general and administrative	1,404	2,194
Total stock-based compensation expense	$2,547	$4,056
Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2013 and 2012 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Employee stock options	$2,036	$2,762
Restricted stock awards and units	(26)	790
Employee stock purchase plan	537	504
Total stock-based compensation expense	$2,547	$4,056
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
The following assumptions were used to value the options granted:

	Three Months Ended
	March 31, 2013	March 31, 2012
Expected life (in years)	5.0	3.7
Risk-free interest rate	0.8%	0.8%
Dividend yield	2.3%	2.2%
Expected volatility	59.5%	66.4%
NOTE 12 – INCOME TAXES
The benefit from income taxes for the three months ended March 31, 2013 was $19.6 million and was largely comprised of a tax benefit for domestic and certain foreign losses as offset by foreign withholding and income taxes and the impairment of nondeductible goodwill. The benefit from income taxes for the three months ended March 31, 2012 was $1.9 million and was largely comprised of a tax benefit for domestic losses as offset by foreign withholding and income taxes. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the income tax benefit for the three months ended March 31, 2013 as compared to the same period in the prior year is largely attributable to the greater domestic loss incurred in the current quarter and a benefit generated from the prior year’s domestic research tax credit offset by an increase in valuation allowance related to state and foreign deferred tax assets and the impairment of nondeductible goodwill for which the Company does not receive a tax benefit.
As of March 31, 2013, unrecognized tax benefits approximated $5.1 million, of which $3.6 million would affect the effective tax rate if recognized. At December 31, 2012, unrecognized tax benefits were $4.8 million of which $3.6 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $2.3 million to $2.4 million in the next 12 months due to the expected lapse of statutes of limitation relating to the federal research tax credit, foreign tax incentives and the conclusion of a foreign tax examination.
It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2013 and 2012, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. At both March 31, 2013 and December 31, 2012, the Company had accrued $0.5 million of interest and penalties related to unrecognized tax benefits.
At March 31, 2013, the Company’s 2007 through 2012 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company is currently under Internal Revenue Service examination related to its 2008 and 2009 tax returns and under review in Israel on a 2007 subsidiary liquidation. The Company is not currently under any domestic state income tax examination.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Lease and Purchase Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2018. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2013 and 2012, was $1.2 million and $0.8 million, respectively.
In addition, the Company has purchase obligations containing non-cancelable, nonrefundable payments terms with third parties to purchase services.
As of March 31, 2013, future minimum lease payments and purchase obligations are as follows (in thousands):

	Lease Obligations	Purchase Obligations	Total
2013 (remaining 9 months)	$1,935	$1,335	$3,270
2014	3,710	—	3,710
2015	2,556	—	2,556
2016	1,633	—	1,633
2017	1,201	—	1,201
Thereafter	240	—	240
	$11,275	$1,335	$12,610
Contingencies
For all legal proceedings described below, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.
Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4: 10-00945-CW (N.D. Cal.) and U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489
On March 5, 2010, Powertech Technology, Inc. ("PTI") filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera, Inc.’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries, Co., Ltd v. Tessera, Inc. , Civil Action No. 4:08-cv-03667-CW (N.D. Cal.), and assigned to the judge presiding over that action.
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
On March 31, 2013, the Court issued an order granting Tessera, Inc.’s motion for summary judgment and denying PTI’s motion for entry of judgment under Federal Rule of Civil Procedure 54(b). The Court stated that because of the close relationship between this case and Civil Action No. 4:11-06121-CW, the Court intends to delay entry of judgment until judgment can be entered in both cases simultaneously.
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
On July 20, 2012, PTI filed a motion for summary judgment on PTI’s first claim for relief in this case. On August 9, 2012, Tessera, Inc. filed an opposition to PTI’s motion and filed its own motion for summary judgment on PTI’s first, second and third claims on the ground, among others that under the unambiguous language of the agreement Tessera, Inc. did not breach the agreement by filing and pursing its claims in the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “'630 ITC Action”).

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
On February 6, 2013, the parties stipulated to Tessera, Inc.’s filing Amended Counterclaims adding claims for fraudulent transfer, intentional interference with prospective economic advantage and negligent interference with economic advantage, and seeking damages, punitive damages, to void the fraudulent transfer of PTI’s business to Macrotech Technology, Inc. (“MTI”), to enjoin PTI from any such transfers in the future, and attorneys’ fees and costs. The parties further stipulated to PTI’s filing of a response to Tessera, Inc.’s counterclaims adding affirmative defenses of nonoccurrence of conditions precedent, unilateral contract, and mistake. On March 8, 2013, the Court gave Tessera, Inc. leave to file the Amended Counterclaims. On March 21, 2013, PTI filed an answer to the Amended Counterclaims.
On March 19, 2013, the parties stipulated to Tessera, Inc.’s Second Amended Counterclaims to add MTI as a party, and to add Tessera, Inc.’s claims of intentional interference with prospective economic advantage, negligent interference with economic advantage, inducing breach of contract, and constructive trust against MTI, which seek damages, punitive damages, attorneys’ fees and costs, and an order that the royalties owed by MTI be held in a trust for Tessera, Inc. On March 21, 2013, the Court entered an order giving Tessera, Inc. leave to file the Second Amended Counterclaims. On March 28, 2013, PTI and MTI filed answers to the Second Amended Counterclaims.
Contingency fee dispute for the case of Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688 (Cal. Super. Ct.)
Tessera Technologies, Inc. has a dispute with its former counsel Susman Godfrey L.L.P. (“Susman”) over the amount due to Susman, if any, as a contingency fee for Susman’s work in the matter of Tessera Technologies, Inc. v. Hynix Semiconductor Inc.  Susman has requested arbitration of the dispute. On March 25, 2013, the arbitrator set a February 3, 2014 trial date.

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
The Company's Interim Chief Executive Officer is also the Chief Operating Decision Maker ("CODM") as defined by the authoritative guidance on segment reporting. Additionally, each segment has its own president. The Company has organized its reporting units to align with the vision of the CODM.
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
DOC operates the DigitalOptics segment. DOC designs and manufactures imaging systems for smartphones, generating revenue through product sales and software license fees and royalties. DOC’s expertise in optics, camera modules, MEMS, and image processing enable it to deliver products that expand the boundaries of smartphone photography. DOC also offers customized micro-optic lenses, which may include DOEs, ROEs and/or IMOS.
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
The following table sets forth the Company’s segment revenues, operating expenses and operating loss for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Intellectual Property Segment:
Royalty and license fees	$24,138	$39,028
Past production payments	1,500	—
Product and service revenues	—	—
Total Intellectual Property revenues	25,638	39,028
DigitalOptics Segment:
Royalty and license fees	2,577	4,236
Product and service revenues	2,909	3,409
Total DigitalOptics revenues	5,486	7,645
Total revenues	31,124	46,673
Operating expenses:
Intellectual Property Segment	29,345	20,091
DigitalOptics Segment	53,812	24,652
Corporate Overhead	12,484	12,565
Total operating expenses	95,641	57,308
Operating income (loss):
Intellectual Property Segment	(3,707)	18,937
DigitalOptics Segment	(48,326)	(17,007)
Corporate Overhead	(12,484)	(12,565)
Total operating loss	$(64,517)	$(10,635)

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013		2012
Korea	$16,385	53%	$6,382	14%
U.S.	6,076	20%	17,981	39%
Japan	5,153	17%	6,508	14%
China	1,064	3%	1,637	4%
Europe and other	983	3%	2,298	5%
Other Asia	852	2%	1,472	2%
Taiwan	611	2%	10,395	22%
	$31,124	100%	$46,673	100%
For the three months ended March 31, 2013, two customers each accounted for 10% or more of total revenues. For the three months ended March 31, 2012, three customers each accounted for 10% or more of total revenues.

As of March 31, 2013 and December 31, 2012, property and equipment, net, by geographical area are presented below (in thousands):

	March 31, 2013	December 31, 2012
U.S.	$39,923	$39,467
Taiwan	18,568	18,176
China	6,218	11,039
Israel	1,343	1,834
Asia Pacific and other	1,998	2,028
Total	$68,050	$72,544
NOTE 15 – RELATED PARTY TRANSACTION

In 2007, the Company licensed its OptiML wafer-level camera technology and SHELLCASE wafer-level packaging solutions to NemoTek Technologie S. A. (“NemoTek”), a supplier of camera solutions for the cell phone market. As of March 31, 2013 and December 31, 2012, the Company had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 10% holding in NemoTek. Revenues from NemoTek were less than 1% of total revenues and were not significant for the three months ended March 31, 2013 and 2012. The accounts receivable balance from NemoTek was not significant at March 31, 2013 and December 31, 2012.
NOTE 16 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES
In March 2013, the Company announced a restructuring of its DigitalOptics segment and a reduction of corporate overhead expenses to refocus its DigitalOptics Corporation ("DOC") business strategy to achieve the full potential of its differentiated imaging technology while reducing costs. These actions included $2.1 million in workforce and corporate overhead reductions and $13.7 million impairment of long-lived assets, which included an $8.7 million charge due to the abandonment of patents and technology which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them. The Company incurred total charges of $15.8 million in the first quarter of 2013 and expects to incur approximately $5.8 million of additional expenses in the second quarter of 2013. Refer to the table below for more details of the restructuring, impairment of long-lived assets, and other charges.
In November 2012, the Company announced a restructuring of its DigitalOptics segment to focus its efforts on its core MEMS camera module business. In connection with this effort, DigitalOptics is reducing its workforce and ceasing operations at its facility in Tel Aviv, Israel. In connection with these actions, the Company incurred total charges of $2.5 million in the fourth quarter of 2012 and $0.1 million in the first quarter of 2013. The Company expects to incur approximately $0.1 million of additional expenses in the second quarter of 2013.

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
The Company did not incur restructuring charges in the three months ended March 31, 2012. Information with respect to restructuring and other charges as of March 31, 2013 is as follows (in thousands):

	Employee Severance	Impairment of long-lived assets and other	Total
Balance at December 31, 2012	$1,913	$28	$1,941
Charges in the three months ended March 31, 2013 (1)	2,064	13,691	15,755
Cash payments	(1,967)	(25)	(1,992)
Non-cash items	—	(13,694)	(13,694)
Balance at March 31, 2013	$2,010	$—	$2,010
(1) Impairment of long-lived assets and other of $13.7 million in the three months ended March 31, 2013 included an impairment charge of $3.2 million in manufacturing equipment assets held for sale resulting from the closure of the Zhuhai Facility (see Note 4 – "Composition of Certain Financial Statement Captions" for more information about the assets held for sale), impairment of $1.5 million of intangible assets (see Note 8 – "Goodwill and Identified Intangibles" for more information about the impairment of intangible assets), and $0.3 million impairment of research and development equipment relating to the closure of the facility in Tel Aviv, Israel, and an $8.7 million charge due to the abandonment of patents and technology which caused a revision of the useful life estimate of these patents and technology assets thus fully impairing them (see Note 8 – "Goodwill and Identified Intangibles" for more information about the accelerated amortization of existing technology).
NOTE 17 – SUBSEQUENT EVENT
On April 23, 2013, the Board declared a cash dividend of $0.10 per share of common stock for the first quarter, payable on June 13, 2013, for the stockholders of record at the close of business on May 23, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2012 found in the Form 10-K.
This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, our ability to become a leading supplier of camera modules in the mobile phone market, our ability to optimize stockholder return with respect to the DigitalOptics business, our ability to identify and effect third-party investments, joint ventures or a possible sale of our DigitalOptics business, the effect of cost-saving measures, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly and special dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.
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
DOC operates the DigitalOptics segment. DOC designs and manufactures imaging systems for smartphones, generating revenue through product sales and software license fees and royalties. DOC’s expertise in optics, camera modules, MEMS, and image processing enable it to deliver products that expand the boundaries of smartphone photography. DOC also offers customized micro-optic lenses, which may include DOEs, ROEs and/or IMOS.
In March 2013, we determined the DigitalOptics business was to be restructured and announced our plans to close the Zhuhai Facility and the consolidation of our manufacturing capabilities to Taiwan. By closing the Zhuhai Facility, our long-term strategy is to no longer supply the whole camera module but we will manufacture whole camera modules in limited quantities in the near term. Our primary focus will be on developing the mems|cam actuator, the imaging software and user applications, and on manufacturing and supplying only the lens barrel. The high volume camera module production will be outsourced to a third party. In April 2013, we announced that we are exploring the possibility of seeking third-party investments, joint ventures or a possible sale of our DigitalOptics business, so as to reduce the capital resources required from us while optimizing stockholder return on investment.
In November 2012, we announced our plans to focus on our core MEMS autofocus product opportunity and our intention to pursue a possible sale of, or other strategic alternatives for, our facility in Charlotte North Carolina that develops and manufactures our micro-optic products, which we believe are not central to our core opportunity.

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

In 2012, we gained initial original equipment manufacturer (OEM) adoption of xFD “DIMM-in-a-Package™” memory technology — one of the technologies Invensas launched in 2011. xFD is a patented semiconductor packaging technology that reduces packaging costs, improves the performance of memory packages containing multiple face down die, and more importantly, enables system manufacturers to use a lower cost printed circuit board. In January 2013, we announced our first xFD licensee and we continue to work with system manufacturers, memory chip manufacturers and assembly and test companies to expand the adoption of xFD technology.
DigitalOptics Segment
DigitalOptics offers imaging systems for smartphones that include DOC's MEMS autofocus camera modules, lens barrels and embedded image processing software. Through its innovative products and technologies, DOC helps smartphone vendors deliver improved camera performance and functionality to consumers.
mems|cam Products:
DOC's mems|cam family of products includes autofocus camera modules and lens barrels for smartphones. By leveraging DOC's proprietary MEMS designs and processes, DOC's mems|cam products provide superior focusing speed, lower power usage, and greater precision advantages over incumbent autofocus technologies such as mechanical voicecoil motors (VCMs).
Embedded Image Processing Solutions:
DOC's software solutions for mobile imaging include its FaceTools™, face beautification, red-eye removal, HDR, panorama, and image stabilization products.

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
Micro-Optics:
DOC uses the latest semiconductor manufacturing techniques to deliver its micro-optic lenses, including DOEs, ROEs and IMOS. The products are manufactured in DOC's state-of-the-art ISO-registered facility in Charlotte, North Carolina. On November 14, 2012, we announced we intended to pursue a possible sale of, or other strategic alternatives for, this facility, as we believe that it is not central to DOC's core product opportunity in the MEMS autofocus area.

Results of Operations
Acquisitions
We have grown our business partly through acquisitions. In June 2012, we completed the Zhuhai Transaction, which involved the acquisition of certain assets of Vista Point Technologies, a Tier One qualified camera module manufacturing business, from Flextronics International Ltd. for consideration of $29.0 million, net of $11.9 million cash acquired. Approximately $7.6 million of the consideration has been placed in escrow at the initial closing, of which, approximately $4.1 million is subject to delivery of certain additional assets by Flextronics International Ltd. no later than March 31, 2013 and approximately $2.8 million of which was released in connection with the delivery of certain additional assets in the fourth quarter of 2012. As of the date of this filing, the $4.1 million in assets mentioned above have not been delivered, the related $4.1 million remains in escrow and we are currently negotiating settlement to resolve this matter. We are unable to predict whether or not we will be required to accept late delivery of the assets, which the Company has impaired due to the closing of the Zhuhai Facility, as described below.
In March 2013, we determined the DigitalOptics business was to be restructured and announced our planned closure of the Zhuhai Facility and the consolidation of our manufacturing capabilities to Taiwan. By closing the Zhuhai Facility, our long-term strategy is to no longer supply the whole camera module but we will manufacture whole camera modules in limited quantities in the near term. Our primary focus will be on developing the mems|cam actuator, the imaging software and user applications, and on manufacturing and supplying only the lens barrel. The high volume camera module production will be outsourced to a third party. As a result of this restructuring, certain assets acquired in the Zhuhai Transaction were considered impaired or written off entirely. For further discussion of affected assets, see Note 4 – "Composition of Certain Financial Statement Captions," Note 8 – "Goodwill and Identified Intangible Assets" and Note 16 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Condensed Consolidated Financial Statements.
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
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of total revenues for the year ended December 31, 2012. This expiration has caused a substantial adverse impact to our royalty revenue as compared to periods prior to such expiration. If we are not able to enter into a new license agreement with Micron Technology, Inc., it will continue to have a substantial adverse impact on our royalty revenue.
We are in litigation with PTI, a material customer in 2012, and PTI has ceased making payments, which has caused a substantial adverse impact to our royalty revenue as compared to prior periods. See under the subheading “Contingencies” in Note 13 – “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements. If we are not able to replace the revenue from PTI or if we receive an adverse determination in the litigation with PTI, it will continue to have a substantial adverse impact on our royalty revenue.

In the past, we have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. For example, on February 20, 2013 the International Court of Arbitration of the International Chamber of Commerce issued an award in favor of Tessera, Inc. in its dispute with Amkor. Tessera, Inc. cannot predict the precise amount or the timing of Amkor's payment. We believe that the dispute with Amkor and similar future proceedings may result in fluctuations in our revenue and expenses.
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Royalty and license fees	86%	93%
Past production payments	5	—
Product and service revenues	9	7
Total revenues	100	100
Operating expenses:
Cost of revenues	26	12
Research, development and other related costs	83	50
Selling, general and administrative	81	53
Litigation expense	45	8
Restructuring, impairment of long-lived assets and other charges	51	—
Impairment of goodwill	21	—
Total operating expenses	307	123
Operating loss	(207)	(23)
Other income and expense, net	1	2
Loss before taxes	(206)	(21)
Benefit from income taxes	(63)	(4)
Net loss	(143)%	(17)%

The following table sets forth our revenues by type (in thousands, except for percentages):

	Three Months Ended
	March 31, 2013		March 31, 2012		Increase (Decrease)	% Change
Royalty and license fees	$26,715	86%	$43,264	93%	$(16,549)	(38)%
Past production payments	1,500	5	—	—	1,500	n/a
Product and service revenues	2,909	9	3,409	7	(500)	(15)%
Total revenues	$31,124	100%	$46,673	100%	$(15,549)	(33)%

Total revenue for the three months ended March 31, 2013 and 2012 was $31.1 million and $46.7 million, respectively. See “Segment Operating Results” below for an explanation of the changes in revenue as compared between the reporting periods.
Cost of Revenues
Cost of revenues primarily consists of materials and supplies, direct compensation, amortization of intangible assets related to acquired technologies, and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies, the product and service revenues component of total revenues, the mix of product sales to semiconductor, optics and communications industries and the timing of property and equipment being placed in service. We anticipate our cost of revenues will decline as our product revenue declines in accordance with our strategy for our DigitalOptics business, which includes the closure of the Zhuhai Facility.
Cost of revenues for the three months ended March 31, 2013 was $7.9 million, as compared to $5.8 million for the three months ended March 31, 2012, an increase of $2.1 million, or 36%. The increase was primarily due to increases in depreciation of $1.1 million and in material costs of $0.8 million. The increases as compared to the same periods in 2012 were driven by the operations acquired in the Zhuhai Transaction.
Research, Development and Other Related Costs
Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, circuitry design, 3D architecture, wafer-level packaging technology, high-density substrate, thermal management technology, image sensor packaging, image enhancement technology, including MEMS-based products, and micro-optic lens solutions such as diffractive and refractive optical elements to integrated micro-optical subassemblies. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the three months ended March 31, 2013 were $25.9 million, as compared to $23.4 million for the three months ended March 31, 2012, an increase of $2.5 million, or 11%. The increase was primarily due to increases in personnel related expenses of $1.4 million and in material costs of $0.8 million, offset by a decrease in stock-based compensation of $0.6 million.
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
Selling, general and administrative expenses for the three months ended March 31, 2013 were $25.3 million, as compared to $24.6 million for the three months ended March 31, 2012, an increase of $0.7 million, or 3%. The increase was primarily attributable to increases in depreciation of $0.9 million and in personnel related expenses of $1.4 million, offset by a decrease in stock-based compensation expense of $0.8 million. We anticipate that our selling, general and administrative expenses will decline from current levels in the latter half of 2013 as we implement our cost savings strategies.

Litigation Expense
Litigation expense for the three months ended March 31, 2013 was $14.1 million, as compared to $3.5 million for the three months ended March 31, 2012, an increase of $10.6 million, or 303%. The increase was primarily attributable to the timing of case activities in our docket of legal proceedings.
We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described in Part II, Item 1 – Legal Proceedings, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of a campaign to secure payment of reasonable royalties for the use of our patented technology. If we initiate such litigation, our future litigation expenses would significantly increase.
Restructuring, Impairment of Long-Lived Assets and Other Charges
In March 2013, we announced further restructuring of our DigitalOptics segment to focus our efforts on our core MEMS camera module business, and a reduction in corporate overhead. In connection with this effort, we are reducing our workforce and ceasing operations at the Zhuhai Facility. In connection with these actions, we incurred total charges, excluding impairment of goodwill, of $15.8 million in the three months ended March 31, 2013 and expect to incur approximately $5.8 million of additional expenses in the second quarter of 2013. See Note 16 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" of the Notes to Condensed Consolidated Financial Statements for additional details.

Impairment of Goodwill
In March 2013, we recorded an impairment charge of goodwill of $6.7 million due to the closure of the Zhuhai Facility. See Note 8 – “Goodwill and Identified Intangible Assets” of the Notes to Condensed Consolidated Financial Statements for additional details.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Cost of revenues	$54	$150
Research, development and other related costs	1,089	1,712
Selling, general and administrative	1,404	2,194
Total stock-based compensation expense	$2,547	$4,056
Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2013 and 2012 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Employee stock options	$2,036	$2,762
Restricted stock awards and units	(26)	790
Employee stock purchase plan	537	504
Total stock-based compensation expense	$2,547	$4,056
Stock-based compensation awards included employee stock options, restricted stock awards and units and employee stock purchases. Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $2.5 million and $4.1 million, respectively. The overall decrease from the three months ended March 31, 2012 was primarily related to decreases resulting from fully amortized expense as shares become vested, forfeitures of restricted stock awards and units, and lower expenses related to modification of stock awards. Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.

Other Income and Expense, Net
Other income and expense, net for the three months ended March 31, 2013 was $0.3 million, as compared to $0.7 million, for the three months ended March 31, 2012.
Benefit from Income Taxes
The benefit from income taxes for the three months ended March 31, 2013 was $19.6 million and was largely comprised of a tax benefit for domestic and certain foreign losses as offset by foreign withholding and income taxes and the impairment of nondeductible goodwill. The benefit from income taxes for the three months ended March 31, 2012 was $1.9 million and was largely comprised of a tax benefit for domestic losses as offset by foreign withholding and income taxes. The Company’s provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the income tax benefit for the three months ended March 31, 2013 as compared to the same period in the prior year is largely attributable to the greater loss incurred in the current quarter and a benefit generated from the prior year’s domestic research tax credit offset by an increase in valuation allowance related to state and foreign deferred tax assets and the impairment of nondeductible goodwill for which the Company does not receive a tax benefit.
Our net deferred tax assets relate predominantly to the United States federal tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the first quarter of 2013, we determined that it was more likely than not we would realize the full value of our federal deferred tax assets. As such, we determined that no valuation allowance is required on our net federal deferred tax assets. We continue to monitor the likelihood that we will be able to recover our deferred tax assets. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the statement of operations in the period the valuation allowance is provided.
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
Our Interim Chief Executive Officer is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. Additionally, each segment has its own president. We have organized our reporting units to align with the vision of the CODM.
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
DOC operates our DigitalOptics business. DOC designs and manufactures imaging systems for smartphones, generating revenue through product sales and software license fees and royalties. DOC's expertise in optics, camera modules, MEMS, and image processing enable it to deliver products that expand the boundaries of smartphone photography. DOC also offers customized micro-optic lenses, which may include DOEs, ROEs and/or IMOS.
Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 14 – “Segment and Geographic Information” of the Notes to Condensed Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting.
The following table sets forth our segments’ revenues, operating expenses and operating loss (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Intellectual Property Segment:
Royalty and license fees	$24,138	$39,028
Past production payments	1,500	—
Product and service revenues	—	—
Total Intellectual Property revenues	25,638	39,028
DigitalOptics Segment:
Royalty and license fees	2,577	4,236
Product and service revenues	2,909	3,409
Total DigitalOptics revenues	5,486	7,645
Total revenues	31,124	46,673
Operating expenses:
Intellectual Property Segment	29,345	20,091
DigitalOptics Segment	53,812	24,652
Corporate Overhead	12,484	12,565
Total operating expenses	95,641	57,308
Operating income (loss):
Intellectual Property Segment	(3,707)	18,937
DigitalOptics Segment	(48,326)	(17,007)
Corporate Overhead	(12,484)	(12,565)
Total operating loss	$(64,517)	$(10,635)
Revenues and operating loss amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended March 31, 2013, Corporate Overhead expenses were $12.5 million as compared to $12.6 million for the three months ended March 31, 2012. The decrease of $0.1 million was mainly attributable to decreases in stock-based compensation expense of $1.1 million and in outside services of $0.7 million. These decreases were partially offset by an increase of $0.8 million in restructuring expense and $0.4 million in personnel related expenses. We have recently announced cost saving measures to reduce our Corporate Overhead expenses in future periods.

Intellectual Property Segment

	Three Months Ended
	March 31, 2013	March 31, 2012	Increase (Decrease)	% Change
Revenues:
Intellectual Property:
Royalty and license fees	$24,138	$39,028	$(14,890)	(38)%
Past production payments	1,500	—	1,500	n/a
Product and service revenues	—	—	—	—
Total Intellectual Property revenues	25,638	39,028	(13,390)	(34)
Operating expenses:
Cost of revenues	168	196	(28)	(14)
Research, development and other related costs	6,673	9,163	(2,490)	(27)
Selling, general and administrative	8,467	6,994	1,473	21
Litigation expense	14,037	3,738	10,299	276
Total operating expenses	29,345	20,091	9,254	46
Total operating income (loss)	$(3,707)	$18,937	$(22,644)	(120)%
Intellectual Property revenues consist primarily of royalties received from our licensees. For the three months ended March 31, 2013, Intellectual Property revenues were $25.6 million as compared to $39.0 million for the three months ended March 31, 2012, a decrease of $13.4 million, or 34%. The overall decrease in revenues was primarily due to the absence of royalty revenue from Micron Technology, Inc. and Powertech Technology, Inc. in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, when they accounted for a total of $21.3 million in revenue.
Operating expenses for the three months ended March 31, 2013 were $29.3 million and consisted primarily of research, development and other related costs of $6.7 million, selling, general and administrative expense of $8.5 million and litigation expense of $14.0 million. The increase of $9.3 million, or 46%, in total operating expense as compared to $20.1 million for the three months ended March 31, 2012, was primarily attributable to increases in personnel related expense of $1.0 million and in litigation expense of $10.3 million.
We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described in Part II, Item 1 – Legal Proceedings, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Operating loss for the three months ended March 31, 2013 was $3.7 million as compared to operating income of $18.9 million for the three months ended March 31, 2012, which represented a decrease of $22.6 million, or 120%, for the reasons stated above.

DigitalOptics Segment

	Three Months Ended
	March 31, 2013	March 31, 2012	Increase (Decrease)	% Change
Revenues:
DigitalOptics
Royalty and license fees	$2,577	$4,236	$(1,659)	(39)%
Product and service revenues	2,909	3,409	(500)	(15)
Total DigitalOptics revenues	5,486	7,645	(2,159)	(28)
Operating expenses:
Cost of revenues	7,774	5,564	2,210	40
Research, development and other related costs	19,276	14,282	4,994	35
Selling, general and administrative	5,110	4,806	304	6
Litigation	44	—	44	—
Restructuring, impairment of long-lived assets and other charges	14,944	—	14,944	—
Impairment of goodwill	6,664	—	6,664	—
Total operating expenses	53,812	24,652	29,160	118
Total operating loss	$(48,326)	$(17,007)	$(31,319)	184%
DigitalOptics revenues for the three months ended March 31, 2013 were $5.5 million as compared to $7.6 million for the three months ended March 31, 2012, a decrease of $2.2 million or 28%. The decrease in DigitalOptics revenues in the three months ended March 31, 2013 as compared to the same period in 2012 was due primarily to lower revenues related to royalties and licenses of our image enhancement technologies and weaker demand for our camera modules and Micro-Optics products.
Operating expenses for the three months ended March 31, 2013 were $53.8 million. The increase of $29.2 million, or 118%, in total operating expenses as compared to $24.7 million for the three months ended March 31, 2012, was primarily due to the one-time charge of $6.7 million for the impairment of goodwill, and restructuring, impairment of long-lived assets and other charges of $14.9 million, as well as an increase of $2.1 million in materials and supplies primarily related to the manufacturing operation acquired in the Zhuhai Transaction, and increases in personnel related expenses of $2.6 million and depreciation expense of $1.9 million. Excluding one-time impairment and restructuring charges, we expect our operating expenses to decline as we continue to implement our strategy for DigitalOptics, which includes the closure of our Zhuhai Facility.
In March 2013, we announced a reorganization of our DigitalOptics segment to focus on developing the mems|cam actuator, and on manufacturing and supplying only the lens barrel. Restructuring, impairment of long-lived assets and other charges totaling $14.9 million primarily consisted of $1.2 million in employee severance, a $3.2 million impairment charge relating to assets held for sale which consist of manufacturing equipment relating to the closure of the Zhuhai Facility, impairment of $1.5 million of intangible assets, and $0.3 million impairment of research and development equipment relating to the closure of the facility in Tel Aviv, Israel, and an $8.7 million charge due to the abandonment of existing technology which caused a revision of the useful life estimate thus fully impairing such technology assets. See Note 16 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" of the Notes to Condensed Consolidated Financial Statements for additional details.
Operating loss for the three months ended March 31, 2013 and 2012 was $48.3 million and $17.0 million, respectively, which represented an increased loss of $31.3 million, or 184%, for the reasons stated above.
We have incurred significant operating losses from the DigitalOptics segment. If the anticipated future results of the DigitalOptics segment do not materialize as expected, then the related long-lived assets could be subject to additional impairment charges in the future.

Liquidity and Capital Resources

	As of March 31,	As of December 31,
(in thousands, except for percentages)	2013	2012
Cash and cash equivalents	$73,736	$103,802
Short-term investments	328,977	338,801
Total cash, cash equivalents and short-term investments	$402,713	$442,603
Percentage of total assets	62%	63%

	Three Months Ended
	March 31, 2013	March 31, 2012
Net cash used in operating activities	$(29,312)	$(1,152)
Net cash provided by investing activities	$97	$20,729
Net cash provided by (used in) financing activities	$(851)	$3,578
Cash generated from operations is our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements. Cash, cash equivalents and investments were $402.7 million at March 31, 2013, a decrease of $39.9 million from $442.6 million at December 31, 2012. Cash and cash equivalents were $73.7 million at March 31, 2013, a decrease of $30.1 million from $103.8 million at December 31, 2012. The decrease in cash and cash equivalents was primarily the result of $29.3 million in cash used by operating activities and $0.9 million net cash used in financing activities, offset by $0.1 million in cash provided by investing activities.
Cash flows used in operations were $29.3 million for the three months ended March 31, 2013, primarily due to our net loss of $44.6 million being adjusted for non-cash items of depreciation and amortization of $11.3 million, restructuring, impairment of long-lived assets and other charges of $13.8 million, impairment of goodwill of $6.7 million, stock-based compensation expense of $2.5 million, and changes in operating assets and liabilities of $3.8 million offset by the non-cash item of deferred income taxes of $22.8 million.
Cash flows used by operations were $1.2 million for the three months ended March 31, 2012, primarily due to net loss of $8.1 million, adjusted for non-cash items of depreciation and amortization of $9.1 million and stock-based compensation expense of $4.1 million, offset by a net decrease in the changes in operating assets and liabilities of $6.8 million.
Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2013, primarily related to the maturities and sales of short-term investments of $64.0 million, offset by purchases of available-for-sale securities of $54.5 million, purchases of intangible assets of $0.6 million, and purchases of property and equipment of $9.2 million. We anticipate needing additional investment in property and equipment as we continue to build our new manufacturing facility in Taiwan.
Net cash provided by investing activities was $20.7 million for the three months ended March 31, 2012, primarily related to proceeds from maturities and sales of investments of $80.4 million, offset by purchases of short-term investments of $55.6 million, purchases of property and equipment of $1.9 million and purchases of intangible assets of $2.2 million.
Net cash used in financing activities was $0.9 million for the three months ended March 31, 2013 due to a dividend payment of $5.3 million, offset by the issuance of common stock under our employee stock option programs and employee stock purchase plans.
Net cash provided by financing activities was $3.6 million for the three months ended March 31, 2012 due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three months ended March 31, 2013 and 2012, no impairment charges with respect to our investments were recorded.
In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of March 31, 2013, we have repurchased approximately 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of March 31, 2013, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

In April 2013, we announced plans for a revised dividend policy.  The revised dividend policy maintains the current quarterly dividend.  We also announced a plan to provide for special dividends once a year equal to 20-30% of “Episodic Gain,” which is net gain resulting from “Episodic Revenue”. We define Episodic Revenue as revenue other than revenue payable over at least one year pursuant to a contract, and may include revenue such as non-recurring engineering fees, initial license fees, back payments resulting from audits, damages awards from courts or tribunals, and lump sum settlement payments. Another 20-30% of Episodic Gain would be used to provide a “sinking fund” to provide for the growth of the quarterly dividends. We also announced a plan to repurchase outstanding shares of our common stock in an amount equal to 20-30% of Episodic Gain.  We anticipate that all quarterly and special dividends, as well as stock repurchases, would be paid out of cash, cash equivalents and short-term investments.
We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and short-term investments currently available, will be sufficient to fund our operations, dividends and stock repurchases, anticipated DOC growth and acquisition funding needs for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$11,275	$1,935	$7,899	$1,441	$—
Purchase obligations	1,335	1,335	—	—	—
Total	$12,610	$3,270	$7,899	$1,441	$—
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
As of March 31, 2013, unrecognized tax benefits approximated $5.1 million, of which $3.6 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $2.3 million to $2.4 million in the next 12 months due to the expected lapse of statutes of limitation relating to the federal research tax credit, foreign tax incentives and the conclusion of a foreign tax examination. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 13 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements and Related Party Transactions
As of March 31, 2013, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

In 2007, the Company licensed its OptiML wafer-level camera technology and SHELLCASE wafer-level packaging solutions to NemoTek, a supplier of camera solutions for the cell phone market. As of March 31, 2013 and December 31, 2012, the Company had an investment of approximately $2.0 million in NemoTek at each period end, which represented less than a 0.1% holding in NemoTek. Revenues from NemoTek were less than 1% of total revenues and were not significant for the three months ended March 31, 2013 and 2012. The accounts receivable balance from NemoTek was not significant at March 31, 2013 and December 31, 2012.

Critical Accounting Policies and Estimates
During the three months ended March 31, 2013 there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.
Recent Accounting Pronouncements
See Note 3 – “Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the Company’s market risk, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.
Item 4. Controls and Procedures
Attached as exhibits to this Form 10-Q are certifications of the Company’s Interim Chief Executive Officer and the Company's Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Evaluation of Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

Other than to the extent the proceedings described below have concluded, we cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations and cash flows. The disclosure in this Item I updates the disclosure contained in Part I, Item 3 of the Form 10-K.
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
On February 27, 2013, Tessera Inc. announced that it had entered into a settlement with AMD. Tessera, Inc. filed a stipulated dismissal as to AMD on March 22, 2013.
On March 28, 2013 the court entered an Order modifying certain dates in the case schedule. Among other things, the Order set a hearing on claim construction and certain dispositive motions on April 24, 2014 and a trial date of August 25, 2014.
On April 30, 2013 Tessera, Inc. entered into a settlement with SPIL. Tessera, Inc. filed a stipulated dismissal as to SPIL on May 9, 2013.
Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688 (Cal. Super. Ct.)
On December 18, 2006, Tessera Technologies, Inc. filed a complaint against Hynix Semiconductor Inc. and Hynix Semiconductor America, Inc. (collectively, “Hynix”) in the Superior Court of the State of California, for the County of Santa Clara, alleging violations of California antitrust law and California common law based on Hynix's alleged anticompetitive actions in markets related to synchronous dynamic random access memory (“DRAM”). Tessera Technologies, Inc. also seeks other relief, including enjoining Hynix from continuing their alleged anticompetitive actions. On June 1, 2007, the Superior Court overruled Hynix's demurrer to Tessera Technologies, Inc.'s Cartwright Act claims against Hynix, thus allowing the claims to proceed. On September 14, 2007, the court overruled another Hynix demurrer to Tessera Technologies, Inc.'s claim for interference with contract and business relations, allowing those claims to proceed as well.
In December 2009, the case was formally coordinated with the Rambus v. Micron lawsuit pending in the San Francisco County Superior Court (Case No. 04-0431105).
On August 17, 2010, the court denied Hynix's motion for summary adjudication for alleged lack of standing and Hynix's motion for summary adjudication regarding Tessera Technologies, Inc.'s claims for damages. The court granted Hynix's motion to dismiss Tessera Technologies, Inc.'s intentional interference claim.
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
In February 2013, Tessera, Inc. reached a settlement with ATI Technologies ULC, and filed a stipulated dismissal as to ATI Technologies ULC on March 22, 2013.
On March 28, 2013 the Court entered an Order modifying certain dates in the case schedule. Among other things, the Order set a hearing on claim construction and certain dispositive motions on April 24, 2014 and a trial date of August 25, 2014.
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
Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4: 10-00945-CW (N.D. Cal.) and U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489
On March 5, 2010, PTI filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera, Inc.’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries, Co., Ltd v. Tessera, Inc. , Civil Action No. 4:08-cv-03667-CW (N.D. Cal.), and assigned to the judge presiding over that action.
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
On March 31, 2013, the Court issued an order granting Tessera, Inc.’s motion for summary judgment and denying PTI’s motion for entry of judgment under Federal Rule of Civil Procedure 54(b). The Court stated that because of the close relationship between this case and Civil Action No. 4:11-06121-CW, the Court intends to delay entry of judgment until judgment can be entered in both cases simultaneously.
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
On December 15, 2011, the case was related to Powertech Technology Inc. v. Tessera, Inc ., Civil Action No. 4:10-00945-CW (N.D. Cal.), discussed above.
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
On February 6, 2013, the parties stipulated to Tessera, Inc.’s filing Amended Counterclaims adding claims for fraudulent transfer, intentional interference with prospective economic advantage and negligent interference with economic advantage, and seeking damages, punitive damages, to void the fraudulent transfer of PTI’s business to MTI, to enjoin PTI from any such transfers in the future, and attorneys’ fees and costs. The parties further stipulated to PTI’s filing of a response to Tessera, Inc.’s counterclaims adding affirmative defenses of nonoccurrence of conditions precedent, unilateral contract, and mistake. On

March 8, 2013, the Court gave Tessera, Inc. leave to file the Amended Counterclaims. On March 21, 2013, PTI filed an answer to the Amended Counterclaims.
On March 19, 2013, the parties stipulated to Tessera, Inc.’s Second Amended Counterclaims to add MTI as a party, and to add Tessera, Inc.’s claims of intentional interference with prospective economic advantage, negligent interference with economic advantage, inducing breach of contract, and constructive trust against MTI, which seek damages, punitive damages, attorneys’ fees and costs, and an order that the royalties owed by MTI be held in a trust for Tessera, Inc. On March 21, 2013, the Court entered an order giving Tessera, Inc. leave to file the Second Amended Counterclaims. On March 28, 2013, PTI and MTI filed answers to the Second Amended Counterclaims.
Tessera, Inc. v. Macrotech Technology Inc., Civil Action No. 4:13-00555-KAW (N.D. Cal.)
On February 7, 2013, Tessera, Inc. filed a complaint against Macrotech Technology Inc. (“MTI”) in the United States District Court for the Northern District of California. Tessera, Inc.’s complaint names as defendant MTI and alleges that MTI induced PTI to breach its contract with Tessera, Inc., and intentionally and negligently interfered with Tessera, Inc.’s prospective economic relationships. Tessera, Inc. seeks damages as well as the imposition of a constructive trust on certain amounts owed to Tessera, Inc. On March 29, 2013, in view of the March 19, 2013 stipulation discussed above in connection with Civil Action No. 4:11-06121-CW, Tessera, Inc. dismissed its claims against MTI in this case without prejudice. This proceeding is now concluded.
Contingency fee dispute for the case of Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688 (Cal. Super. Ct.)
Tessera Technologies, Inc. has a dispute with its former counsel Susman Godfrey L.L.P. (“Susman”) over the amount due to Susman, if any, as a contingency fee for Susman’s work in the matter of Tessera Technologies, Inc. v. Hynix Semiconductor Inc.  Susman has requested arbitration of the dispute. No arbitration date has been scheduled. On March 25, 2013 the arbitrator set a February 3, 2014 trial date.

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
The Court issued its case management order on June 26, 2012, setting the schedule for the case. On January 3, 2013 the Court granted a stipulation by the parties to extend the case schedule. On February 13, 2013, the Court granted a stipulation by the parties further extending the case schedule.
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
On June 17, 2011, Sony filed a request with the U.S. Patent and Trademark Office ("PTO") for inter partes reexamination of U.S. Patent No. 6,885,106, and on September 24, 2012, Sony filed a petition with the PTO for inter partes review of U.S. Patent No. 6,054,337, as discussed in greater detail in the “ Reexamination Proceedings ” section below. On October 11, 2012, Sony filed a motion to stay the litigation pending completion of proceedings on both asserted patents before the PTO. On November 27, 2012, Tessera, Inc., Sony, and Renesas submitted to the Court a stipulated order whereby each party agreed to dismiss with prejudice its claims and counterclaims regarding U.S. Patent No. 6,885,106, each party to bear its own fees and costs, and to stay the litigation until the earlier of: (1) The Patent Trial and Appeal Board’s (“PTAB”) denial of Sony’s Petition for inter partes review of U.S. Patent No. 6,054,337, or (2) the confirmation by the PTAB of claim 27 or claim 28 of U.S. Patent No. 6,054,337. As part of the stipulation, Renesas agreed not to assert invalidity of U.S. Patent No. 6,054,337 in the litigation based on prior art raised unsuccessfully in the inter partes review of U.S. Patent No. 6,054,337. The parties otherwise expressly reserved all rights and made no admissions. On December 11, 2012, the Court entered the parties’ stipulated order.
Tessera, Inc. v. Sony Corporation, Civil Action No. 5:11-04399-EJD (N.D. Cal.)
On May 26, 2011, Tessera, Inc. filed a complaint against Sony Corporation in the California Superior Court for Santa Clara County. Tessera, Inc.’s complaint alleges breach of contract and breach of the covenant of good faith and fair dealing claims against Sony Corporation. Tessera, Inc. contends that Sony Corporation failed to abide by the terms of a royalty-bearing technology license agreement between the parties. Tessera, Inc. contends that it commissioned an audit of payments due by Sony Corporation under the agreement, delivered an audit report to Sony Corporation on February 14, 2011, and that Sony Corporation has failed to pay the amounts the auditors found due. Tessera, Inc. requests its damages, plus interest, costs and attorney’s fees. Sony Corporation removed the case to federal district court (Northern District of California) on September 2, 2011. On September 8, 2011, Sony Corporation filed an answer and defenses to Tessera, Inc.’s complaint, and a counterclaim alleging breach of the implied covenant of good faith and fair dealing. On January 31, 2012, the Court issued a Case Management Order, setting various case deadlines, including scheduling a Preliminary Pretrial Conference for February 22, 2013. On October 10, 2012 Sony Corporation filed a motion requesting leave to file an Amended Answer, which proposes adding counterclaims against Tessera, Inc. for fraud, violation of Cal. Bus. & Prof. Code 17200, and civil conspiracy. On January 7, 2013, the Court denied Sony Corporation’s motion for leave to file an Amended Answer and issued an order resetting various case deadlines, including rescheduling the Preliminary Pretrial Conference to March 22, 2013. On March 22, 2013, following the Preliminary Pretrial Conference, the Court entered a Pretrial Order, scheduling the Final Pretrial Conference for September 27, 2013 and the trial to commence on October 28, 2013.
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

On June 4, 2012, the Court issued a Case Management Order, setting various case deadlines. On April 24, 2013, the Court granted Invensas's motion for leave to amend its complaint to name Renesas Electronics America Inc. as an additional defendant. Pretrial conference and trial dates have not yet been set.
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
On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.’s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on July 13, 2010. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.’s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and SPIL filed a Notice of Appeal on June 2, 2011. On November 15, 2011, the Examiner mailed an Examiner’s Answer maintaining all positions set forth in the Right of Appeal Notice issued on May 3, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.’s December 21, 2012 petition on January 2, 2013. On January 28, 2013, the Patent Trial and Appeal Board denied Tessera Inc.’s December 21, 2012 petition and dismissed SPIL’s January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, reversing the Examiner’s favorable decision of patentability, by rejecting all of the claims subject to reexamination on a new ground. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.‘s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera Inc. filed a response and request to reopen prosecution. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.’s February 21 response and request to reopen prosecution.
On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On June 9, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. A Right of Appeal Notice was issued on June 22, 2009. Tessera, Inc. filed a Notice of Appeal on July 22, 2009. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera, Inc. filed a Notice of Appeal on March 3, 2011, and SPIL filed a Notice of Cross Appeal on March 7, 2011. On August 22, 2011, the examiner mailed an examiner’s answer maintaining all positions set forth in the Right of Appeal Notice issued on February 18, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.’s December 21, 2012 petition on January 2, 2013. On January 28, 2013 the Patent Trial and Appeal Board denied Tessera Inc.’s December 21, 2012 petition and dismissed SPIL’s January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, affirming the Examiner’s previous holding of unpatentability as to some claims, reversing the Examiner’s favorable decision of patentability as to other claims by rejecting those claims on new grounds of rejection, and affirming the Examiner’s favorable decision of patentability as to still other claims. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.’s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera Inc. filed a request to reopen prosecution. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.’s February 21 request to reopen prosecution.
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
European Oppositions
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
Inter Partes Review Proceedings
On September 24, 2012, Sony filed a petition for inter partes review of Tessera, Inc.’s U.S. Patent No. 6,054,337 (IPR2012-00033). On September 27, 2012, the PTO mailed a Notice accepting the petition filing, which set a December 27, 2012 deadline for Tessera, Inc. to file a preliminary response. Tessera, Inc. filed a patent owner preliminary response on December 26, 2012. On February 26, 2013, the Patent Trial and Appeal Board (PTAB) mailed a Decision initiating a trial for claims 27-29 and 39 on two grounds of patentability.
On April 9, 2013, Amkor Technologies, Inc. filed a petition for inter partes review of Tessera Inc.’s U.S. Patent No. 6,046,076 (IPR2013-00242). On April 12, 2013 the PTO mailed a Notice accepting the petition filing, which set a July 12, 2013 deadline for Tessera, Inc. to file a preliminary response.

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

On April 16, 2013, the Tribunal issued an Order laying out a schedule for the exchange of additional discovery and the preparation of a joint expert report in order to finalize the award of damages.
Discovery is proceeding on Tessera, Inc.’s claims for royalties against certain Amkor packages based on certain additional patents Tessera, Inc. has asserted against Amkor. On January 25, 2013 the Tribunal denied Amkor’s motion for partial Summary Judgment seeking to exclude certain packages as not covered by the license agreement.
On April 9, 2013, Amkor filed a request for inter partes review of U.S. Patent No. 6,046,076, one of the patents on which the Tribunal awarded damages as part of the July 6, 2012 Partial Award.
Amkor Technology, Inc. v. Tessera, Inc., Civil Action No. CPF-13-512796 (S.F. Superior Ct.)
On February 27, 2013, Amkor filed a petition in San Francisco Superior Court to correct the July 6, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., ICC Case No.16531/VRO, to remove the grant of damages from February 2011 to July 2012, or in the alternative to vacate the award. The hearing on this petition is scheduled for May 10, 2013.
Tessera, Inc. v. Amkor Technology, Inc. (ICC Case No. 17976/VRO)
On May 26, 2011, Tessera, Inc. filed an additional request for arbitration against Amkor before the ICC. The request, among other things, alleges that Amkor failed to make a required election under the parties’ license agreement, and that Amkor failed to comply with obligations regarding “Licensee Improvements” under the license agreement. Tessera, Inc. seeks relief including a declaration that Amkor breached the license agreement; that the license agreement was properly terminated on this basis; a declaration that Amkor’s rights to Tessera, Inc.’s patents expired on May 9, 2011 or earlier; the identification and transfer of all Licensee Improvements to Tessera, Inc.; an injunction preventing Amkor from using Licensee Improvements, to the extent it has not complied with the license agreement; damages and/or disgorgement of profits for Amkor’s failure to comply with the license agreement; attorneys’ fees, costs and exemplary damages; and an order for such other and further relief as the Tribunal deems just and proper. In its request, Tessera, Inc. estimated the amount in dispute to be in excess of $1 million.
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

On April 30, 2013 the ICC upon request of the parties put the matter in abeyance until the earlier of June 30, 2014 or the final resolution of ICC Case No. 16531/VRO.
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

On April 9, 2013, Amkor filed a request for inter partes review of U.S. Patent No. 6,046,076.
On April 29, 2013 Tessera, Inc. filed a reply to Amkor's counterclaims and an additional counterclaim against Amkor regarding infringement of U.S. Patent No. 6,046,076. Tessera, Inc. interposed affirmative defenses, including but not limited to, arbitration and award, res judicata and issue preclusion, failure to state a claim, validity and infringement, and equitable defenses.

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
We earn a significant amount of our revenues from a limited number of customers. For the three months ended March 31, 2013, there were two customers that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues could decrease substantially. PTI, one of our customers that accounted for 10% or more of revenue for the year ended December 31, 2012, filed a complaint against Tessera, Inc. in December 2011, seeking a declaratory judgment that PTI had the right to terminate its license agreement due to a breach of contract by Tessera, Inc., and subsequently notified Tessera, Inc. in June 2012 of its purported termination of its license agreement. See Part II, Item 1– Legal Proceedings for additional detail. PTI also notified Tessera, Inc. in its June 2012 letter that PTI would make a final payment under the license agreement in July 2012, which Tessera, Inc. received and is included in our operating results for the year ended December 31, 2012. PTI has ceased payments under the license agreement, which has caused a substantial adverse impact to our royalty revenue as compared to prior periods. If we are not able to replace the revenue from PTI or if we receive an adverse determination in the litigation with PTI, the non-payment by PTI will continue to have a substantial adverse impact on our royalty revenue. In addition, our license agreement with Micron Technology, Inc., another customer that accounted for 10% or more of revenue for the year ended December 31, 2012, expired in May 2012. This expiration has caused a substantial adverse impact to our royalty revenue as compared to periods prior to such expiration. If we are not able to enter into a new license agreement with Micron Technology, Inc., it would continue to have a substantial adverse impact on our royalty revenue.
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
Our business could be negatively affected as a result of the proxy contest with Starboard Value or the actions of other activist stockholders.
Starboard Value and Opportunity Master Fund Ltd (“Starboard”) has filed a definitive proxy statement to nominate six individuals for election to our Board of Directors. The proxy contest with Starboard or other activist activities, could adversely affect our business because:

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

The proxy contest with Starboard could also cause our stock price to experience periods of volatility.
From time to time we enter into license agreements that have fixed expiration dates and if, upon expiration or termination, we are unable to renew or relicense such license agreements on terms favorable to us, our results of operations could be harmed.
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our revenue base. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of revenue for the year ended December 31, 2012 and has since entered into a definitive sponsor agreement to acquire and support Elpida Memory, Inc., a leading DRAM manufacturer, which is expected to close in the first half of 2013 subject to numerous closing conditions and approvals. This expiration has caused a substantial adverse impact to our royalty revenue as compared to periods prior to such expiration. If we fail to replace the expired Micron Technology, Inc. license agreement, it will continue to have a negative impact on our revenue and our results of operations.
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
As more fully described in Part II, Item 1 – Legal Proceedings, we are currently involved in litigation involving some of our patents. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of our patents. In addition, reexamination requests have been filed in the PTO with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. The PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. We are currently asserting these patents and patent claims in litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.
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
The future success of our DigitalOptics business depends on our ability to develop our MEMS-based technologies and to partner with third-party manufacturers to produce our MEMS-based components in high volumes and to produce other components of the full camera module.
In March of 2013 we announced that it was no longer necessary for DOC to be a vertically integrated camera module supplier. DOC instead plans to focus its strategy on its MEMS-related technologies and plans to partner with third-party manufacturers to produce our MEMS-based components in high volumes and to produce other components of the full camera module. As part of our DigitalOptics business, we currently derive revenues from licenses to and royalties from our DigitalOptics technologies in consumer electronics, such as mobile phones, digital still cameras, wireless devices, personal computers and other consumer electronics. Our future success depends upon transitioning our image enhancement solutions into the mobile imaging market through delivering revolutionary MEMS-based camera modules through partnerships with other component manufacturers. Any of the following factors could limit the growth of our DigitalOptics technology, and therefore could have an adverse effect on our business and results of operations:

•	our ability to innovate and provide solutions at lower costs, with improved performance, or with more enhanced features than our competitors;

•	the relevant markets’ rate of adoption of our DigitalOptics technologies;

•	our ability to find suitable partners;

•	our ability to raise or generate sufficient capital to execute product ramp plans; and

•	our competitors who may have superior products or solutions which take away market share or design wins from us.
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
We have invested a significant amount of our resources into acquiring and developing our MEMS-based technology. We do not yet have meaningful revenues from those technologies, whether through licensing arrangements or product sales. We do not currently have a customer base for MEMS-based technology, and we cannot be certain whether and when these and our other efforts will lead to the generation of meaningful revenue from our MEMS-based technology. If we are unable to do so in a timely fashion, or at all, our business prospects will be significantly impacted and our results of operations and financial condition may be materially and adversely affected.
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
We are investing in lens design and manufacturing capability in our factory in Taiwan. While we have hired personnel with manufacturing and product marketing experience, we do not, as a company, have extensive experience in these areas. We have a development group in Arcadia, California, that must successfully transfer new product programs to mass production, but we do not have any proven experience in this transfer process. Therefore, our relative lack of experience may make it difficult for us to manufacture DigitalOptics products in commercial quantities while meeting the quality, price, engineering, design, and production standards required to profitably market those products. Even if we are successful in integrating and developing our manufacturing capabilities and processes, we do not know whether we will do so in time to satisfy the requirements of customers. Failure to meet the manufacturing requirements of customers, including Tier One OEMs, and the failure to successfully market our products to such customers, would adversely affect our business and results of operations.
Our manufacturing operations could expose us to liabilities and claims that we have not previously experienced, and such operations, as well as our entire DigitalOptics business, could be subject to litigation risks arising from our Intellectual Property business.
Our commencement of manufacturing operations resulting from the completion of our Taiwan factory could significantly increase the risk that our DigitalOptics business becomes subject to claims of infringement of third-party intellectual property rights. We do not have prior experience in such manufacturing for markets in which third parties may hold a substantial body of patents and other intellectual property rights. Moreover, the risks of third-party infringement claims could be heightened by our need to engage in enforcement activities in our Intellectual Property business, as existing or potential customers of our Intellectual Property business may seek to assert infringement claims against our DigitalOptics business in response to our enforcement activities in our Intellectual Property business. Competitors of our DigitalOptics business would not be subject to such heightened risk of third-party claims, and such claims could adversely affect our DigitalOptics business as well as impair our enforcement ability and results in our Intellectual Property business. Although a separation of our DigitalOptics business might partially abate our heightened vulnerability in this regard, such a separation remains speculative, and there can be no assurance that we ultimately will determine to separate or to be successful in separating such business.
As a larger portion of our revenues is generated from product sales, we may rely on outsourced high volume manufacturing, which is inherently risky.
As we integrate internally developed technologies into products, we may rely on outsourced high volume manufacturing by utilizing third party wafer foundry, camera lens, packaging, camera module assembly and test capabilities. Doing so could present risks to our operations, including:

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
In April 2013, we announced plans for a revised dividend policy.  The revised dividend policy maintains the current quarterly dividend.  We also announced a plan to provide for special dividends once a year equal to 20-30% of “Episodic Gain,” which is net gain resulting from “Episodic Revenue”. We define Episodic Revenue as revenue other than revenue payable over at least one year pursuant to a contract, and may include revenue such as non-recurring engineering fees, initial license fees, back payments resulting from audits, damages awards from courts or tribunals, and lump sum settlement payments. Another 20-30% of Episodic Gain would be used to provide a “sinking fund” to provide for the growth of the quarterly dividends. We anticipate that all quarterly and special dividends would be paid out of cash, cash equivalents and short-term investments. The amount of special dividends under the dividend policy will vary based on the Episodic Gain we achieve. Additionally, the dividend policy and the payment of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.
In August 2007, we authorized a plan to repurchase up to a maximum total of $100.0 million of the Company's outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2013, the total amount available for repurchase was $89.5 million. Additionally, in April 2013, we announced a plan to repurchase outstanding shares of our common stock, on an opportunistic basis, in an amount equal to 20-30% of Episodic Gain. The amount of repurchases under our stock repurchase program will vary based on the amount of Episodic Gain we achieve. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. Furthermore, there can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At March 31, 2013, we held approximately $73.7 million in cash and cash equivalents and $329.0 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, the ongoing financial crises have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The European fiscal crises and the U.S. "fiscal cliff" and the U.S. government sequester have sometimes impacted market conditions for debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3 – “Recent Accounting Pronouncements ” in the Notes to Consolidated Financial Statements.
The international nature of our business exposes us to financial and regulatory risks that may have a negative impact on our consolidated financial position, results of operations and cash flows, and we may have difficulty protecting our intellectual property in some foreign countries.
We derive a significant portion of our revenues from licensees headquartered outside of the U.S. We have also expanded our operations outside of the U.S., including manufacturing operations in Taiwan, and our research and development facilities in Ireland, Japan, Romania and Taiwan to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

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
We have in the past expanded our operations, domestically and internationally, and may continue to do so through both internal growth and acquisitions. For example, in June 2012, we acquired manufacturing capabilities in Zhuhai, China, which we subsequently determined to close in March 2013. In addition, we also expanded our manufacturing capabilities in Taiwan, including transferring some of the equipment from the Zhuhai Facility to Taiwan. This expansion has in the past and may continue in the future to strain our systems and management, operational and financial controls and resources. In addition, we are likely to incur higher operating costs in Taiwan. To manage our growth effectively, we must continue to improve and expand our management, systems and financial controls. We also need to continue to expand, train and manage our employee base. We cannot ensure that we will be able to timely and effectively meet demand and maintain the quality standards required by our existing and potential customers and licensees. Furthermore, production orders from customers and licensees of the acquired businesses may decline from historical levels. If we are unable to effectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.
From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. For example, in 2011, we announced that we are exploring a possible separation of our DigitalOptics business from the parent corporation, in November 2012, we announced the planned closure of our facility located in Israel and in March 2013, we announced the planned closure of our Zhuhai Facility. We also announced in November 2012 the potential sale of our DigitalOptics manufacturing facility based in Charlotte, North Carolina. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations and cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers, changes in our workforce and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers or former employees. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that the restructuring, disposal or discontinuance will reduce our operating expenses. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
We have recently implemented cost saving measures and may implement additional cost saving measures in the future. These measures may interfere with the operation of our business and if we are unable to realize the anticipated benefits of these measures, our operating results and financial condition could be adversely affected.

In March 2013, we announced a restructuring of our DigitalOptics segment and a reduction of corporate overhead expenses to refocus our Digital Optics business strategy to achieve the full potential of our differentiated imaging technology while reducing costs. These measures included termination in our workforce and other cost savings measures to reduce our cash expenditures. In April 2013, we also announced our plan to limit additional net spending in fiscal year 2013 on the DigitalOptics business and that we would seek third-party investments, joint ventures or a possible sale of our DigitalOptics business to reduce our financial commitment to the DigitalOptics business while optimizing stockholder return. If we are unable to realize the expected operational efficiencies and financial benefits from these cost-savings measures, our business, operating results and financial condition would be adversely affected. We continue to review our cost structure and may implement further cost saving initiatives in the future. These cost reduction efforts may interfere with our ability to achieve our business objectives, may be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, all of which may have an adverse impact on our business.
We may be unable to identify or complete a favorable transaction for our DigitalOptics business.
In April 2013 we announced that we are exploring the possibility of seeking third-party investments, joint ventures or a possible sale of our DigitalOptics business and we previously announced that we are exploring a possible separation of our DigitalOptics business from the parent corporation. We have not set a definitive timetable for completing any such strategic alternatives for the DigitalOptics business, and there can be no assurance that the process will result in the identification or selection of a transaction, that any transaction that is identified or selected will be completed, or that a completed transaction will be favorable to us and our stockholders. There are numerous hurdles to any such a transaction, including the ongoing operating losses of the DigitalOptics business, which make it uncertain whether such business could be operated as a stand-alone company or would attract interest from any potential buyer, partner or investor.
In order to realize our business plan for the DigitalOptics business, we will need to invest a significant amount of capital into our DigitalOptics business or find a strategic partner to help defray such costs.
Our manufacturing and research and development objectives in the DigitalOptics business will require substantial additional capital expenditures and increased working capital. For example, we made significant capital expenditures to build a manufacturing facility on Taiwan which officially opened in January 2013. Additionally, we are making inventory purchases and entering into related purchase commitments. These and other investments in our DigitalOptics business may result in restructuring and asset impairment charges which would adversely affect the financial results of the Company. For example, in the first half of 2013, we anticipate that we will incur restructuring and asset impairment charges totaling approximately $29.0 million related to changes in our DigitalOptics business plan.

In April 2013, we also announced our plan to limit additional net spending in fiscal year 2013 on the DigitalOptics business. We may not be able to achieve our objectives for the DigitalOptics business on a timely basis given the limit of additional net spend for fiscal year 2013, in which case we will either have to increase our net spend, which could have an adverse effect on our results of operations and financial condition, or narrow our objectives for the DigitalOptics business, which could have an adverse effect on the prospects of that business.
Furthermore, there can be no assurance that our existing capital resources and cash from operations will be sufficient to fund the capital expenditures we will need to make in the future to achieve our manufacturing and research and development objectives, or that we will be able to find a suitable partner to defray such costs Even if we are able to obtain a suitable partner, such partnership may reduce our overall potential in the DigitalOptics business. If our existing capital resources or cash from operations are not sufficient and we are unable to obtain necessary capital or partner to execute on our DigitalOptics business plan, it would adversely affect our business, financial condition and results of operations.
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

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, including a new President and Chief Executive Officer, we may not be able to execute our business strategy effectively.
Our success depends, in large part, on the continued contributions of our key management, engineering, sales, marketing, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel or restrictions on their post-employment ability to solicit our employees, contractors or customers if key personnel voluntarily terminate their employment. The loss of any of our senior management or other key personnel, some of whom have only been in their current positions for a relatively short period of time, could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Robert A. Young, Ph.D. resigned as our President and Chief Executive Officer effective April 15, 2013, and the Board has undertaken a search for a successor as President and Chief Executive Officer. Our Chairman of the Board, Richard S. Hill, has been appointed to serve as Interim Chief Executive Officer until a successor is identified. Our future success will depend to a significant extent on our ability to identify a successor President and Chief Executive Officer that can effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.
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
Our deferred tax assets may ultimately not be recoverable, and we may need to provide for valuation allowances in the future if we conclude that it is more likely than not the deferred tax assets are not recoverable.
Our net deferred tax assets relate predominantly to the United States federal tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the first quarter of 2013, we determined that it was more likely than not we would realize the full value of our federal deferred tax assets. As such, we determined that no valuation allowance is required on our net federal deferred tax assets. We continue to monitor the likelihood that we will be able to recover our deferred tax assets. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the statement of operations in the period the valuation allowance is provided.
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
Our plans to integrate and expand upon research and development programs and technologies obtained through acquisitions may result in products or technologies that are not adopted by the market. Similarly, our plans to establish and to expand manufacturing operations for new products in Taiwan and potentially other countries may result in products that do not achieve anticipated customer acceptance or sales. The market may adopt competitive solutions to our products or technologies.

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

•
Following completion of these acquisitions, we may uncover additional liabilities, patent validity, infringement or enforcement issues or unforeseen expenses not discovered during our diligence process. Any such additional liabilities, patent validity, infringement or enforcement issues or expenses could result in significant unanticipated costs not originally estimated, such as impairment charges of acquired assets and goodwill, and may harm our financial results. For example, during 2011 we recorded an impairment of goodwill of $49.7 million, mainly due to a significant decline in our market capitalization for an extended period of time and in the first half of 2013, we anticipate that we will incur restructuring and asset impairment charges totaling approximately $29.0 million related to changes in our DigitalOptics business plan.

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
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to periodically review our goodwill, amortizable intangible assets, such as patent portfolio, and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. In the three months ended March 31, 2013, we recorded an impairment of goodwill of $6.7 million when we revised our business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made the Zhuhai Facility unnecessary and the goodwill was tied to the Zhuhai Facility. We also recorded an $8.7 million charge due to the abandonment of existing patents and technology, which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.
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

3.2	Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013 and April 29, 2013

10.1
Settlement Agreement and General Release, dated January 15, 2013, by and between the Registrant and Richard Chernicoff (filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2013, and incorporated herein by reference)

10.2
Consulting Agreement, dated January 15, 2013, by and between Tessera Global Services, Inc., a wholly owned subsidiary of the Registrant, and Richard Chernicoff (filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2013, and incorporated herein by reference)

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
Dated: May 10, 2013

Tessera Technologies, Inc.

By:	/s/ C. Richard Neely, Jr.

C. Richard Neely, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1
Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013 and April 29, 2013

10.1
Settlement Agreement and General Release, dated January 15, 2013, by and between the Registrant and Richard Chernicoff (filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2013, and incorporated herein by reference)

10.2
Consulting Agreement, dated January 15, 2013, by and between Tessera Global Services, Inc., a wholly owned subsidiary of the Registrant, and Richard Chernicoff (filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2013, and incorporated herein by reference)

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