Form 10-Q
period 2013-06-30
TESSERA TECHNOLOGIES INC
filed 2013-08-06
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 19, 2013, 53,889,227 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2013

PART I—FINANCIAL INFORMATION

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$76,770	$103,802
Short-term investments	303,736	338,801
Accounts receivable, net of allowance for doubtful accounts of $43 at December 31, 2012	2,237	11,595
Inventories	—	1,507
Short-term deferred tax assets	4,272	3,880
Current assets of discontinued operations	16,570	—
Other current assets	14,343	15,701
Total current assets	417,928	475,286
Property and equipment, net	55,912	72,544
Intangible assets, net	97,597	120,432
Long-term deferred tax assets	57,738	22,499
Long-term assets of discontinued operations	730	—
Other assets	860	7,677
Goodwill	—	6,664
Total assets	$630,765	$705,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,135	$14,437
Accrued legal fees	11,534	11,726
Accrued liabilities	14,581	22,140
Deferred revenue	4,597	4,869
Current liabilities of discontinued operations	4,874	—
Total current liabilities	41,721	53,172
Long-term deferred tax liabilities	—	3,102
Other long-term liabilities	5,752	6,403
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 54,491 and 52,947 shares issued, respectively, and 53,826 and 52,293 shares outstanding, respectively	54	53
Additional paid-in capital	508,751	480,347
Treasury stock at cost; 665 and 654 shares of common stock at each period end, respectively	(10,854)	(10,642)
Accumulated other comprehensive income (loss)	(107)	119
Retained earnings	85,448	172,548
Total stockholders’ equity	583,292	642,425
Total liabilities and stockholders’ equity	$630,765	$705,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Royalty and license fees	$32,225	$58,185	$58,940	$101,449
Past production payments	14,000	—	15,500	—
Product and service revenues	389	130	838	404
Total revenues	46,614	58,315	75,278	101,853
Operating expenses:
Cost of revenues	1,014	2,117	2,828	4,034
Research, development and other related costs	20,170	21,521	43,575	42,231
Selling, general and administrative	24,642	23,299	48,655	46,769
Litigation expense	17,406	6,724	31,487	10,216
Restructuring, impairment of long-lived assets and other charges	5,947	—	17,600	—

Total operating expenses	69,179	53,661	144,145	103,250
Operating income (loss)	(22,565)	4,654	(68,867)	(1,397)
Other income and expense, net	486	987	822	1,655
Income (loss) before taxes from continuing operations	(22,079)	5,641	(68,045)	258
Provision for (benefit from) income taxes	1,899	3,977	(18,540)	2,813
Income (loss) from continuing operations	(23,978)	1,664	(49,505)	(2,555)
Income (loss) from discontinued operations, net of tax	8,164	(2,073)	(10,932)	(5,942)
Net loss	$(15,814)	$(409)	$(60,437)	$(8,497)
Income (loss) per share:
Income (loss) from continuing operations:
Basic	$(0.45)	$0.03	$(0.94)	$(0.05)
Diluted	$(0.45)	$0.03	$(0.94)	$(0.05)
Income (loss) from discontinued operations:
Basic	$0.15	$(0.04)	$(0.21)	$(0.11)
Diluted	$0.15	$(0.04)	$(0.21)	$(0.11)
Net loss:
Basic	$(0.30)	$(0.01)	$(1.14)	$(0.16)
Diluted	$(0.30)	$(0.01)	$(1.14)	$(0.16)
Cash dividends declared per share	$0.40	$0.10	$0.50	$0.10
Weighted average number of shares used in per share calculations-basic	53,157	51,881	52,789	51,765
Weighted average number of shares used in per share calculations-diluted	53,984	52,072	52,789	51,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net loss	$(15,814)	$(409)	$(60,437)	$(8,497)
Other comprehensive income:
Net unrealized gains (losses) on available-for-securities, net of tax	(254)	(113)	(226)	146
Other comprehensive income (loss)	(254)	(113)	(226)	146
Comprehensive loss	$(16,068)	$(522)	$(60,663)	$(8,351)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(60,437)	$(8,497)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization of property and equipment	9,187	5,525
Amortization of intangible assets	11,836	12,717
Stock-based compensation expense	7,672	9,269
Loss (gain) on disposal of property and equipment, net	(434)	10
Impairment of goodwill	6,664	—
Non-cash restructuring, impairment of long-lived assets and other charges	17,197	—
Deferred income tax, net	(38,743)	1
Amortization of premium/discount on investments and other	43	653
Changes in operating assets and liabilities:
Accounts receivable, net	8,094	3,143
Inventories	766	(799)
Other assets	2,140	(3,707)
Accounts payable	(4,468)	2,077
Accrued legal fees	(95)	2,115
Accrued liabilities	(2,148)	(2,113)
Deferred revenue	(256)	555
Other liabilities	—	241
Net cash from operating activities	(42,982)	21,190
Cash flows from investing activities:
Purchases of property and equipment	(14,090)	(6,505)
Proceeds from sale of property and equipment	3,636	23
Purchases of short-term available-for-sale investments	(108,620)	(134,647)
Proceeds from maturities and sales of short-term and long-term investments	142,913	211,470
Acquisition, net of assets acquired	—	(27,173)
Purchases of intangible assets	(2,250)	(3,237)
Net cash from investing activities	21,589	39,931
Cash flows from financing activities:
Dividend paid	(26,663)	(5,192)
Proceeds from exercise of stock options	19,206	1,749
Proceeds from employee stock purchase program	2,030	2,025
Repurchase of common stock	(212)	(23)
Net cash from financing activities	(5,639)	(1,441)
Net increase (decrease) in cash and cash equivalents	(27,032)	59,680
Cash and cash equivalents at beginning of period	103,802	55,758
Cash and cash equivalents at end of period	$76,770	$115,438

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
The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2013 and 2012, and for the three and six months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2012 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013 (the “Form 10-K”).
The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2013 or any future period and the Company makes no representations related thereto.
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. In addition, certain operations are being classified in discontinued operations, and these items have been correspondingly reclassified for all prior periods presented. See Note 6 - “Discontinued Operations.”
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2013, as compared to the significant accounting policies described in the Form 10-K.

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
NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Trade and other receivables (1)	$2,237	$11,638
Allowance for doubtful accounts (1)	—	(43)
	$2,237	$11,595

(1) Accounts receivable, net at June 30, 2013 relating to the Company's DigitalOptics operations in Charlotte, North Carolina and Zhuhai, China are included in discontinued operations. See Note 6 – "Discontinued Operations," for additional details.

Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials (2)	$—	$842
Work in process (2)	—	145
Finished goods (2)	—	520
	$—	$1,507

(2) Inventories at June 30, 2013 relating to the Company's DigitalOptics operations in Charlotte, North Carolina are included in discontinued operations. See Note 6 – "Discontinued Operations," for additional details.

Other current assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Prepaid income taxes	$6,016	$5,826
Interest receivable	2,639	2,963
Other	5,688	6,912
	$14,343	$15,701

Property and equipment, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Furniture and office equipment (3)	$49,079	$54,241
Production equipment (3)	13,487	36,577
Land and buildings (3)	11,843	21,314
Leasehold improvements	16,298	13,873
	90,707	126,005
Less: Accumulated depreciation and amortization (3)	(34,795)	(53,461)
	$55,912	$72,544

(3) Fixed assets at June 30, 2013 relating to the Company's DigitalOptics operations in Charlotte, North Carolina and Zhuhai, China are included in discontinued operations. See Note 6 – "Discontinued Operations," for additional details.
Accrued liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Employee compensation and benefits (4)	$9,302	$15,878
Other (4)	5,279	6,262
	$14,581	$22,140

(4) Accrued liabilities at June 30, 2013 relating to the Company's DigitalOptics operations in Charlotte, North Carolina and Zhuhai, China are included in discontinued operations. See Note 6 – "Discontinued Operations," for additional details.
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Unrecognized tax benefits	$5,202	$5,212
Other	550	1,191
	$5,752	$6,403
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Unrealized gain (loss) on available-for-sale securities, net of tax	$(107)	$119
	$(107)	$119
NOTE 5 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$133,045	$46	$(143)	$132,948
Municipal bonds and notes	118,262	32	(38)	118,256
Commercial paper	44,800	7	(1)	44,806
Treasury and agency notes and bills	17,402	—	(11)	17,391
Money market funds	15,834	—	—	15,834
Certificate of deposit	3,500	1	—	3,501
Total available-for-sale securities	$332,843	$86	$(193)	$332,736
Reported in:
Cash and cash equivalents				$29,002
Short-term investments				303,734
Total marketable securities				$332,736

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$171,485	$177	$(98)	$171,564
Municipal bonds and notes	110,185	55	(32)	110,208
Treasury and agency notes and bills	29,050	12	(4)	29,058
Commercial paper	46,135	12	(4)	46,143
Money market funds	34,106	—	—	34,106
Certificate of deposit	4,503	1	—	4,504
Total available-for-sale securities	$395,464	$257	$(138)	$395,583
Reported in:
Cash and cash equivalents				$56,782
Short-term investments				338,801
Total marketable securities				$395,583
At June 30, 2013 and December 31, 2012, the Company had $380.5 million and $442.6 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $47.8 million and $47.0 million at June 30, 2013 and December 31, 2012, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three and six months ended June 30, 2013 and 2012.
Unrealized losses (net of unrealized gains) of $0.1 million, net of tax, as of June 30, 2013, were related to a temporary decrease in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of June 30, 2013 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and six months ended June 30, 2013 and 2012, respectively, the Company did not record any impairment charges.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at June 30, 2013 and December 31, 2012, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

June 30, 2013	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$80,004	$(143)	$—	$—	$80,004	$(143)
Municipal bonds and notes	45,167	(38)	—	—	45,167	(38)
Treasury and agency notes and bills	11,485	(11)	—	—	11,485	(11)
Commercial paper	17,644	(1)	—		17,644	(1)
Total	$154,300	$(193)	$—	$—	$154,300	$(193)

December 31, 2012	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$60,620	$(98)	$—	$—	$60,620	$(98)
Municipal bonds and notes	48,149	(32)	—	—	48,149	(32)
Commercial paper	10,567	(4)	—	—	10,567	(4)
Certificate of deposit	3,500	(1)			3,500	(1)
Treasury and agency notes and bills	2,997	(3)	—	—	2,997	(3)
Total	$125,833	$(138)	$—	$—	$125,833	$(138)

The estimated fair value of marketable securities by contractual maturity at June 30, 2013 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$242,313
Due in one to two years	90,423
Total	$332,736
NOTE 6 – DISCONTINUED OPERATIONS

In June 2012, DOC, a subsidiary of Tessera Technologies, Inc., completed its acquisition of certain assets of Vista Point Technologies, from Flextronics International Ltd. (the "Zhuhai Transaction"). At the time of the closing of the Zhuhai Transaction, the Company intended to use the acquired assets and related manufacturing business to accelerate its strategy of building the DigitalOptics segment into a manufacturer and supplier of camera modules in the mobile phone market. However, in the first quarter of 2013, the Company determined the DigitalOptics business was to be restructured and announced its plans to close the facility in Zhuhai, China (the "Zhuhai Facility"). As a result of this restructuring, certain assets acquired in the transaction were considered impaired or written off entirely. For further discussion of affected assets, see Note 4 – "Composition of Certain Financial Statement Captions" and Note 8 – "Goodwill and Identified Intangible Assets."

In the second quarter of 2013, the Company continued to restructure its DigitalOptics business by pursuing the sale of its business located in Charlotte, North Carolina. Originally purchased in 2006, this business focuses on diffractive optical elements, refractive optical elements, and integrated microoptic sub-assemblies. The Company has determined these offerings are no longer part of its long-term strategy for the DigitalOptics business. The Company owns the land and building for this facility and currently plans to retain those assets. All other assets are held for sale and included as current assets of discontinued operations on the balance sheet.

In accordance with the accounting guidance, the businesses discussed above qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the statements of operations and the balance sheets for all periods presented.

The results from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Product and service revenues	$2,663	$3,109	$5,123	$6,244
Total revenues	2,663	3,109	5,123	6,244
Operating expenses:
Cost of revenues	3,292	3,480	9,420	7,323
Research, development and other related costs	2,252	3,349	4,796	6,084
Selling, general and administrative	1,695	1,138	2,932	2,279
Restructuring, impairment of long-lived assets and other charges	544	—	4,646	—
Impairment of goodwill	—	—	6,664	—
Total operating expenses	7,783	7,967	28,458	15,686
Operating loss before taxes	(5,120)	(4,858)	(23,335)	(9,442)
Benefit from income taxes	(13,284)	(2,785)	(12,403)	(3,500)
Net income (loss) from discontinued operations	$8,164	$(2,073)	$(10,932)	$(5,942)

The current and non-current assets and current liabilities of discontinued operations were as follows (in thousands):

June 30, 2013
Accounts receivable, net	$1,264
Inventories	741
Property and equipment, net	8,933
Intangible assets, net	2,099
Other current assets	3,533
Total current assets of discontinued operations (1)	$16,570
Other assets	730
Long-term assets of discontinued operations	$730
Accounts payable	$157
Accrued legal fees	97
Accrued liabilities	4,604
Deferred revenue	16
Total current liabilities of discontinued operations	$4,874

(1) All current assets of discontinued operations are assets held for sale.

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of June 30, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$15,834	$15,834	$—	$—
Corporate bonds and notes (2)	132,948	—	132,948	—
Municipal bonds and notes (2)	118,256	—	118,256	—
Treasury and agency notes and bills (2)	17,391	—	17,391	—
Certificate of deposit (2)	3,501	—	3,501	—
Commercial paper (3)	44,806	—	44,806	—
Total Assets	$332,736	$15,834	$316,902	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at June 30, 2013:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
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
Non-Recurring Fair Value Measurements

At June 30, 2013, the Company had the following assets valued at level 3:

*    $3.3 million in assets as a result of the planned closure of the Zhuhai Facility. These assets are considered held for sale at the end of June 30, 2013 and are included in the current assets of discontinued operations caption on the balance sheet. These assets are carried at fair value as determined by using market quotes for these specific assets.
*    $11.0 million in assets as a result of the planned sale of our Charlotte business. See Note 6 - "Discontinued Operations" for more information. These assets are considered held for sale as of June 30, 2013 and are included in current assets of discontinued operations caption on the balance sheet. The Company determined these assets were not impaired and are carried at their current net book value.
*    $1.0 million in assets were recorded as held for sale at June 30, 2013 and are included in the other current assets caption on the balance sheet. These assets are carried at fair value as determined by using market quotes for these specific assets.

The company did not have any assets held for sale in 2012.
NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The changes to the carrying value of goodwill as of and during the six months ended June 30, 2013, is reflected below (in thousands):

DigitalOptics
Balance at December 31, 2012	$6,664
Impairment of goodwill	(6,664)
Balance at June 30, 2013	$—
In March 2013, the Company revised its business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made the Zhuhai Facility unnecessary. The Company announced its plans to close the Zhuhai Facility in March 2013. This decision triggered an impairment review of the related goodwill and purchased intangible assets recorded in connection with the Zhuhai Transaction (see Note 6 – "Discontinued Operations," for additional detail regarding the Zhuhai Transaction). As a result of the Company's impairment assessment, completed in the first quarter of 2013, the Company recorded an impairment charge to goodwill of $6.7 million, all of which was included in the DigitalOptics segment.

Identified intangible assets consisted of the following (in thousands):

		June 30, 2013			December 31, 2012
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology (1), (3)	3-15	$131,121	$(42,091)	$89,030	$137,728	$(38,874)	$98,854
Existing technology (2), (3)	5-10	21,734	(16,686)	5,048	54,196	(38,562)	15,634
Customer contracts (3)	3-9	10,000	(6,536)	3,464	12,800	(8,033)	4,767
Trade name (3)	4-10	520	(465)	55	3,620	(2,443)	1,177
Non-competition agreements	2	—	—	—	1,400	(1,400)	—
Assembled workforce	4	—	—	—	300	(300)	—
		$163,375	$(65,778)	$97,597	$210,044	$(89,612)	$120,432
(1) The Company recorded a $400,000 charge in the six months ended June 30, 2013 due to abandonment of acquired patents which caused a revision of the useful life estimate of these patent assets thus fully impairing them.
(2) The Company incurred an $8.3 million charge in the six months ended June 30, 2013 due to the abandonment of existing technology which caused a revision of the useful life estimate of these technology assets thus fully impairing them.
(3) The Company reclassified $2.1 million of patents, trade names, customer contracts and existing technology to discontinued operations as of June 30, 2013 and December 31, 2012, respectively. See Note 6 - "Discontinued Operations" of the Notes to Condensed Financial Statements for additional details.

Amortization expense for the three months ended June 30, 2013 and 2012 amounted to $5.4 million and $6.3 million, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 amounted to $11.8 million and $12.7 million , respectively. As of June 30, 2013, the estimated future amortization expense of intangible assets is as follows (in thousands):

2013 (remaining 6 months)	$10,368
2014	19,089
2015	18,265
2016	17,412
2017	14,607
Thereafter	17,856
$97,597

NOTE 9 – NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted shares (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Denominator:
Weighted average common shares outstanding	53,238	51,913	52,865	51,799
Less: Unvested common shares subject to repurchase	(81)	(32)	(76)	(34)
Total common shares-basic	53,157	51,881	52,789	51,765
Effect of dilutive securities:
Stock awards	591	53	—	—
Restricted stock awards and units	236	138	—	—
Total common shares-diluted	53,984	52,072	52,789	51,765

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
For the three and six months ended June 30, 2013 calculation of earnings per share for net loss, all 2.6 million shares and 3.5 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
For the three and six months ended June 30, 2012 calculation of earnings per share for net loss, all 5.3 million shares and 6.5 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share, as they were anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2013 and December 31, 2012, the Company had repurchased a total of approximately 645,000 shares of common stock since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2013, the total amount available for repurchase was $89.5 million. The Company may continue to execute authorized repurchases from time to time under the plan.
In May 2013, in connection with the announcement of a special dividend under a revised dividend policy, the Company also announced that it expected to execute at least $16 million of stock repurchases through its stock repurchase program over the next four quarters.

Stock Option Plans
The 2003 Plan
In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the employees of the Company or its subsidiaries at an exercise price of no less than 100% of the fair value on the date of grant, and nonstatutory stock options may be granted to the employees of the Company or its subsidiaries, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of June 30, 2013, there were 4,983,000 shares reserved for future grant under this plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Shares Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2012	7,099	$17.80
Options granted	350	$17.89
Options exercised	(1,180)	$16.30
Options canceled / forfeited / expired	(1,083)	$15.93
Balance at June 30, 2013	5,186	$18.54
Information with respect to outstanding restricted stock awards and units as of June 30, 2013 is as follows (in thousands, except per share amounts):

	Restricted Stock
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2012	715	116	831	$16.36
Awards and units granted	237	108	345	$18.84
Awards and units vested / earned	(94)	(27)	(121)	$17.97
Awards and units canceled / forfeited	(145)	(82)	(227)	$17.40
Balance at June 30, 2013	713	115	828	$16.87

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
Employee Stock Purchase Plans
In August 2003, the Board adopted the 2003 Employee Stock Purchase Plan (the "ESPP"), which was approved by the Company’s stockholders in September 2003 and became effective February 1, 2004. The Company initially reserved 200,000 shares of common stock for issuance under the 2003 Employee Stock Purchase Plan. The reserve will automatically increase on the first day of each fiscal year during the term of the 2003 Employee Stock Purchase Plan by an amount equal to the lesser of (1) 200,000 shares, (2) 1.0% of the Company’s outstanding shares on such date or (3) a lesser amount determined by the Board. Subsequently, the Board adopted the International Employee Stock Purchase Plan (the "International ESPP") in June 2008 which reserves 200,000 shares of common stock for issuance under the International ESPP. The ESPP and International ESPP are designed to allow eligible employees residing in the U.S. or internationally to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. In January 2013, the Board of Directors amended the ESPP and the International ESPP to provide for perpetual plans, without the automatic increase of the reserve for the ESPP. The Company's stockholders approved the amended the ESPP and the International ESPP at the Company's 2013 annual meeting of stockholders.

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
The ESPP and International ESPP will be in effect until their respective share reserves are exhausted, unless earlier terminated by the Board.
As of June 30, 2013, there were approximately 327,000 shares reserved for grant under the ESPP and the International ESPP, collectively.
NOTE 11 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of revenues	$80	$248	$134	$398
Research, development and other related costs	981	1,952	2,070	3,664
Selling, general and administrative	4,064	3,013	5,468	5,207
Total stock-based compensation expense	$5,125	$5,213	$7,672	$9,269

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2013 and 2012 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Employee stock options	$2,913	$3,148	$4,948	$5,910
Restricted stock awards and units	1,842	1,613	1,817	2,403
Employee stock purchase plan	370	452	907	956
Total stock-based compensation expense	$5,125	$5,213	$7,672	$9,269

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
The following assumptions were used to value the options granted:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Expected life (in years)	5.0	3.7	5.0	3.7
Risk-free interest rate	1.4%	0.6%	0.8 - 1.4%	0.6 - 0.8%
Dividend yield	3.5%	2.7%	2.3 - 3.5%	2.2 - 2.7%
Expected volatility	58.9%	63.0%	58.9% - 59.5%	63.0 - 66.4%

NOTE 12 – INCOME TAXES
The provision for income taxes for the three months ended June 30, 2013 was $1.9 million and the benefit from income taxes for the six months ended June 30, 2013 was $18.5 million. The provision for income taxes for the three months and the benefit from income taxes for the six months ended June 30, 2013 primarily relate to a projected tax benefit for domestic and certain foreign losses as offset by foreign withholding and income taxes. The provision for income taxes for the three and six months ended June 30, 2012 was $4.0 million and $2.8 million, respectively, and was largely comprised of a projected tax expense for domestic and selected foreign jurisdictions as well as foreign withholding and income taxes. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. As of June 30, 2013, unrecognized tax benefits approximated $5.1 million, of which $3.5 million would affect the effective tax rate if recognized. At December 31, 2012, unrecognized tax benefits were $4.8 million of which $3.6 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $2.3 million to $2.4 million in the next 12 months due to the expected lapse of statutes of limitation relating to the federal research tax credit, and foreign tax incentives.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended June 30, 2013 and 2012, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. At both June 30, 2013 and December 31, 2012, the Company had accrued $0.5 million of interest and penalties related to unrecognized tax benefits.
At June 30, 2013, the Company's 2008 through 2012 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company is currently under Internal Revenue Service examination related to its 2008 and 2009 tax returns. The Company is not currently under any domestic state income tax examination.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Lease and Purchase Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2018. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2013 and 2012 was $1.2 million and $0.9 million, respectively. Rent expense for the six months ended June 30, 2013 and 2012, was $2.4 million and $1.7 million, respectively.
As of June 30, 2013, future minimum lease payments are as follows (in thousands):

Lease Obligations
2013 (remaining 6 months)	$2,207
2014	3,914
2015	2,718
2016	1,794
2017	1,368
Thereafter	397
$12,398
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
Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:11-06121-CW (N.D. Cal.)
On December 6, 2011, Powertech Technology, Inc. ("PTI") filed a complaint against Tessera, Inc. in the U.S. District Court for the Northern District of California. PTI's complaint seeks a declaratory judgment that PTI has the right to terminate its license with Tessera, Inc. as of December 6, 2011. The complaint also seeks damages for breach of contract in the amount of all royalties paid to Tessera, Inc. since December 7, 2007, purportedly totaling at least $200 million, in addition to an accounting of PTI's damages, an accounting of Tessera, Inc.'s revenue from PTI, prejudgment interest, costs and fees, and other relief deemed proper. Tessera, Inc. disagrees with the assertions made by PTI in the complaint regarding breach of contract, and believes the likelihood that Tessera, Inc. will be required to return already-paid royalties is remote.
On December 15, 2011, the case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:10-00945-CW (N.D. Cal.).
On December 30, 2011, Tessera, Inc. filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted and a special motion to strike pursuant to California's anti-SLAPP statute. The Court denied Tessera, Inc.'s motions on May 21, 2012.
The district court held a Case Management Conference on January 4, 2012. The court issued a Minute Order and Case Management Order dated January 4, 2012, setting, among other things, a fact discovery cut-off date of January 18, 2013 and a trial date of April 7, 2014.
On June 3, 2012, PTI filed an amended complaint against Tessera, Inc., adding claims for fraud and deceit, patent misuse, and a declaratory judgment interpreting PTI's license agreement with Tessera, Inc. In addition to the damages sought by PTI's original complaint, the amended complaint seeks punitive damages for fraud, termination of the Tessera, Inc. license as of September 24, 2010, recovery of all royalties paid on wBGA products since September 24, 2010, and an order “enjoining Tessera, Inc. and directing that Tessera, Inc. may not proceed against any party,… under any Tessera Patent as defined by Exhibit A to the TCC License with all amendments, supplements, and additions through September 28, 2010 until Tessera has first paid PTI all of the royalties paid on wBGA products by PTI since September 24, 2010, presently estimated to be $40 million.” Tessera, Inc. filed a motion to dismiss PTI's claim for patent misuse and to strike portions of PTI's claim for fraud on June 19, 2012. On August 10, 2012, the Court granted in part and denied in part Tessera, Inc.'s motion, specifically dismissing the patent misuse claim and striking the fraud claim, and granted PTI leave to file an amended and supplemental complaint.
On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement between PTI and Tessera, Inc. as of June 30, 2012.
On August 24, 2012, PTI filed a third amended complaint. In addition to the claims and recovery alleged in its earlier complaints, the third amended complaint contained an amended fraud claim and an amended patent misuse claim. The new fraud claim sought damages at least in the amount of the royalty payments made to Tessera, Inc. after December 7, 2007, and punitive damages. The new patent misuse claim asked for declarations that Tessera has engaged in patent misuse, that the agreement is unenforceable against PTI until Tessera, Inc. has purged the patent misuse, and that the Tessera, Inc. patents are unenforceable against PTI until Tessera, Inc. has purged the patent misuse. Tessera, Inc. answered that complaint on September 10, 2012. Also on September 10, 2012, Tessera, Inc. filed counterclaims against PTI for breach of contract, breach of the implied covenant, fraud, negligent misrepresentation, declaratory judgment of indemnification, and declaratory judgment regarding PTI's asserted termination of the agreement.
On July 20, 2012, PTI filed a motion for summary judgment on PTI's first claim for relief in this case. On August 9, 2012, Tessera, Inc. filed an opposition to PTI's motion and filed its own motion for summary judgment on PTI's first, second and third claims on the ground, among others, that under the unambiguous language of the agreement Tessera, Inc. did not breach the agreement by filing and pursing its claims in the '630 ITC Action.
On September 20, 2012, the court heard arguments on PTI's July 20, 2012 summary judgment motion and Tessera, Inc.'s August 9, 2012 summary judgment motions and took the motions under submission. On October 2, 2012, the parties stipulated to the court's taking the motions off calendar. On August 1, 2013, the court denied both parties' summary judgment motions without prejudice to renew on the presently-set date for hearing summary judgment motions of December 5, 2013.
On Oct. 23, 2012, the Court granted PTI leave to file its fourth amended and supplemental complaint. PTI's fourth amended complaint adds an allegation to PTI's claim for declaratory relief seeking the recovery and return of royalty payments made to

Tessera, Inc. from at least March 2010 in an amount exceeding $130 million and continues to seek the recovery sought in PTI's third amended complaint.
On February 6, 2013, the parties stipulated to Tessera, Inc.'s filing Amended Counterclaims adding claims for fraudulent transfer, intentional interference with prospective economic advantage and negligent interference with economic advantage, and seeking damages, punitive damages, to void the fraudulent transfer of PTI's business to Macrotech Technology Inc. (“MTI”), to enjoin PTI from any such transfers in the future, and attorneys' fees and costs. The parties further stipulated to PTI's filing of a response to Tessera, Inc.'s counterclaims adding affirmative defenses of nonoccurence of conditions precedent, unilateral contract, and mistake. On March 8, 2013, the Court gave Tessera, Inc. leave to file the Amended Counterclaims. On March 21, 2013, PTI filed an answer to the Amended Counterclaims.
On March 19, 2013, the parties stipulated to Tessera, Inc.'s Second Amended Counterclaims to add MTI as a party, and to add Tessera, Inc.'s claims of intentional interference with prospective economic advantage, negligent interference with economic advantage, inducing breach of contract, and constructive trust against MTI, which seek damages, punitive damages, attorneys' fees and costs, and an order that the royalties owed by MTI be held in a trust for Tessera, Inc. On March 21, 2013, the Court entered an order giving Tessera, Inc. leave to file the Second Amended Counterclaims. On March 28, 2013, PTI and MTI filed answers to the Second Amended Counterclaims.
Contingency fee dispute for the case of Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688 (Cal. Super. Ct.)
Tessera Technologies, Inc. has a dispute with its former counsel Susman Godfrey L.L.P. (“Susman”) over the amount due to Susman, if any, as a contingency fee for Susman's work in the matter of Tessera Technologies, Inc. v. Hynix Semiconductor Inc.  Susman has requested arbitration of the dispute. On March 25, 2013 the arbitrator set an arbitration hearing date of February 3, 2014.
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
NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company has two reportable segments: Intellectual Property and DigitalOptics. Corporate Overhead includes certain operating amounts such as finance, IT, HR, legal, business development and other administrative services that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

The Company's Interim Chief Executive Officer is also the Chief Operating Decision Maker ("CODM") as defined by the authoritative guidance on segment reporting. Additionally, the DOC segment has its own president. The Company has organized its reporting units to align with the vision of the CODM.
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
The following table sets forth the Company’s segment revenues, operating expenses and operating income (loss) from continuing operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Intellectual Property Segment:
Royalty and license fees	$28,828	$52,974	$52,966	$92,002
Past production payments	14,000	—	15,500	—
Product and service revenues	41	—	41	—
Total Intellectual Property revenues	42,869	52,974	68,507	92,002
DigitalOptics Segment:
Royalty and license fees	3,397	5,211	5,974	9,447
Product and service revenues	348	130	797	404
Total DigitalOptics revenues	3,745	5,341	6,771	9,851
Total revenues	46,614	58,315	75,278	101,853
Operating expenses:
Intellectual Property Segment	32,509	23,234	61,854	43,325
DigitalOptics Segment	21,444	18,655	54,581	35,588
Corporate Overhead	15,226	11,772	27,710	24,337
Total operating expenses	69,179	53,661	144,145	103,250
Operating income (loss) from continuing operations:
Intellectual Property Segment	10,360	29,740	6,653	48,677
DigitalOptics Segment	(17,699)	(13,314)	(47,810)	(25,737)
Corporate Overhead	(15,226)	(11,772)	(27,710)	(24,337)
Total operating income (loss) from continuing operations	$(22,565)	$4,654	$(68,867)	$(1,397)
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
U.S.	$21,925	47%	$26,427	46%	$27,535	36%	$43,947	43%
Korea	15,642	34	13,097	22	32,028	43	19,480	19
Japan	4,425	9	5,770	10	9,289	12	11,234	11
Other Asia	3,836	8	11,059	19	5,274	7	23,997	24
Europe and other	786	2	1,962	3	1,152	2	3,195	3
	$46,614	100%	$58,315	100%	$75,278	100%	$101,853	100%
For the three months ended June 30, 2013, three customers each accounted for 10% or more of total revenues. For the six months ended June 30, 2013, three customers each accounted for 10% or more of total revenues. For the three months ended June 30, 2012, four customers each accounted for 10% or more of total revenues. For the six months ended June 30, 2012, three customers each accounted for 10% or more of total revenues.

As of June 30, 2013 and December 31, 2012, property and equipment, net, by geographical area are presented below (in thousands):

	June 30, 2013	December 31, 2012
U.S.	$26,263	$39,467
Taiwan	26,043	18,176
China	209	11,039
Israel	1,545	1,834
Asia Pacific and other	1,852	2,028
Total	$55,912	$72,544
NOTE 15 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES
In March 2013, the Company announced a restructuring of its DigitalOptics segment and a reduction of corporate overhead expenses to refocus its DigitalOptics Corporation ("DOC") business strategy to achieve the full potential of its differentiated imaging technology while reducing costs. Through the first six months of 2013, the Company incurred total restructuring, impairments of long-lived assets and other charges of $17.6 million, which primarily included an $8.7 million charge due to the abandonment of patents and technology which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them, $2.4 million impairment of manufacturing equipment assets held for sale, $1.9 million from employee severance, $1.9 million impairment of an investment, and an $1.5 million charge due to the disposal of an entity. Refer to the table below for more details of the restructuring, impairment of long-lived assets and other charges which are presented on a combined continued and discontinued operation basis.
In November 2012, the Company announced a restructuring of its DigitalOptics segment to focus its efforts on its core MEMS camera module business. In connection with this effort, DigitalOptics reduced its workforce and ceased operations at its facility in Tel Aviv, Israel. In connection with these actions, the Company incurred total charges of $2.5 million in the fourth quarter of 2012. The charges in 2013 are not material.
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
The Company did not incur restructuring charges in the six months ended June 30, 2012. Information with respect to restructuring, impairment of long-lived assets and other charges as of June 30, 2013 is as follows (in thousands):

	Employee Severance	Impairment of long-lived assets and other	Total
Balance at December 31, 2012	$1,913	$28	$1,941
Charges in fiscal 2013 (1)	2,064	13,691	15,755
Cash payments	(1,967)	(25)	(1,992)
Non-cash items	—	(13,694)	(13,694)
Balance at March 31, 2013	2,010	—	2,010
Charges in fiscal 2013 (2)	1,109	5,381	6,490
Cash payments	(1,781)	(1,464)	(3,245)
Non-cash items	(367)	(3,398)	(3,765)
Balance at June 30, 2013	$971	$519	$1,490

(1) Impairment of long-lived assets and other of $13.7 million in the three months ended March 31, 2013 included an impairment charge of $3.2 million in manufacturing equipment assets held for sale resulting from the closure of the Zhuhai Facility, impairment of $675,000 relating to customer relationships and $852,000 relating to patents acquired from the Zhuhai Transaction, and $0.3 million impairment of research and development equipment relating to the closure of the facility in Tel Aviv, Israel, and an $8.7 million charge due to the abandonment of patents and technology which caused a revision of the useful life estimate of these patents and technology assets thus fully impairing them (see Note 8 – "Goodwill and Identified Intangibles Assets" for more information about the accelerated amortization of existing technology).
(2) Restructuring and other charges totaled $6.5 million in the three months ended June 30, 2013 of which $0.5 million was classified in discontinued operations, which included $0.2 million of severance payments relating to the Zhuhai operation and $0.3 million of severance payments relating to the Charlotte operation. Impairment of long-lived assets and other of $5.4 million in the three months ended June 30, 2013 included $1.9 million impairment of the investment in NemoTek Technologie S.A. ("Nemotek"), $1.5 million charge related to disposal of an entity that furthered advanced packaging solutions, and an impairment charge of $1.1 million in manufacturing equipment assets held for sale relating to the Taiwan operation.

NOTE 16 – SUBSEQUENT EVENT
On July 17, 2013, the Board declared a cash dividend of $0.10 per share of common stock for the second quarter, payable on September 19, 2013, for the stockholders of record at the close of business on August 29, 2013.

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

In March 2013, we determined our long-term strategy had changed and, as we were no longer going to supply the entire camera module, the DigitalOptics business was to be restructured.  As part of this restructuring, we announced our plans to close the Zhuhai Facility. In July 2013, we announced we had signed a high volume camera module production partner. Our focus currently is on developing the mems|cam actuator, the imaging software and user applications, and on manufacturing and supplying only the lens barrel. In April 2013, we announced that we are exploring the possibility of seeking third-party investments, joint ventures or a possible sale of our DigitalOptics business, so as to reduce the capital resources required from us while optimizing stockholder return on investment.
In November 2012, we announced our plans to focus on our core MEMS autofocus product opportunity. As part of this strategy, we are currently pursuing a sale of our facility in Charlotte, North Carolina that develops and manufactures our micro-optic products, which we believe are not central to our core opportunity.

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

In 2012, we gained initial original equipment manufacturer (OEM) adoption of xFD “DIMM-in-a-Package™” memory technology — one of the technologies Invensas launched in 2011. xFD is a patented semiconductor packaging technology that reduces packaging costs, improves the performance of memory packages containing multiple face down die, and more importantly, enables system manufacturers to use a lower cost printed circuit board. Since January 2013, we have signed two licensees to this new technology. We continue to work with system manufacturers, memory chip manufacturers and assembly and test companies to expand the adoption of xFD technology.
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
Micro-Optics:
DOC uses the latest semiconductor manufacturing techniques to deliver its micro-optic lenses, including DOEs, ROEs and IMOS. The products are manufactured in DOC's state-of-the-art ISO-registered facility in Charlotte, North Carolina. In November 2012, we announced our plans to focus on our core MEMS autofocus product opportunity. As part of this strategy, we are currently pursuing a sale of our facility in Charlotte, North Carolina that develops and manufactures our micro-optic products, which we believe are not central to our core opportunity.

Results of Operations
Acquisitions
We have grown our business partly through acquisitions. In June 2012, we completed the Zhuhai Transaction, which involved the acquisition of certain assets of Vista Point Technologies, a Tier One qualified camera module manufacturing business, from Flextronics International Ltd. for consideration of $29.0 million, net of $11.9 million cash acquired. Approximately $7.6 million of the consideration was placed in escrow at the initial closing, of which, approximately $4.1 million was subject to delivery of certain additional assets by Flextronics International Ltd. no later than March 31, 2013 and approximately $2.8 million of which was released in connection with the delivery of certain additional assets in the fourth quarter of 2012. As of the date of this filing, the assets subject to the $4.1 million in escrow mentioned above have not been delivered, the related $4.1 million remains in escrow and we are currently in discussions with Flextronics to try to resolve this matter. We believe that we will not be required to accept late delivery of the assets, which the Company has impaired due to the closing of the Zhuhai Facility, as described below; however we are not able to predict how much, if any, of the $4.1 million in escrow related to these assets that we will be able to recover.
In the second quarter of 2013, we determined the DigitalOptics business was to be restructured and announced our planned closure of the Zhuhai Facility and the consolidation of our manufacturing capabilities to Taiwan. By closing the Zhuhai Facility, our long-term strategy is to no longer supply the whole camera module; however, we will manufacture whole camera modules in limited quantities in the near term. Our primary focus will be on developing the mems|cam actuator, the imaging software and user applications, and on manufacturing and supplying only the lens barrel. The high volume camera module production will be outsourced to a third party. As a result of this restructuring, certain assets acquired in the Zhuhai Transaction were considered impaired or written off entirely. For further discussion of affected assets, see Note 4 – "Composition of Certain Financial Statement Captions," Note 8 – "Goodwill and Identified Intangible Assets" and Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Condensed Consolidated Financial Statements.

Also in the second quarter of 2013, we continued to restructure our DigitalOptics business by pursuing the sale of our business located in Charlotte, North Carolina. Originally purchased in 2006, this business focuses on diffractive optical elements, refractive optical elements, and integrated microoptic sub-assemblies. We have determined these offerings are no longer part of our long-term strategy for the DigitalOptics business. We own the land and building for this facility and currently plan to retain those assets. All other assets are held for sale and included as current assets of discontinued operations on the balance sheet. For further discussion, see Note 6 - "Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements.
All discussions below relate to continuing operations unless otherwise specified.
Revenues
Our revenues are generated from royalty and license fees, past production payments, and product and service revenues. Royalty and license fees are generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one quarter lag. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenues depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of the element and the nature of our deliverables and obligations. In addition, our royalty revenues will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by licensees; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; and (e) the impact of economic downturns.
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
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Royalty and license fees	69%	100%	78%	100%
Past production payments	30	—	21	—
Product and service revenues	1	—	1	—
Total Revenues	100	100	100	100
Operating expenses:
Cost of revenues	2	4	4	4
Research, development and other related costs	43	37	58	41
Selling, general and administrative	53	40	65	46
Litigation expense	37	12	42	11
Restructuring, impairment of long-lived assets and other charges	13	—	23	—
Total operating expenses	148	92	191	101
Operating income (loss) from continuing operations	(48)	8	(91)	(1)
Other income and expense, net	1	2	1	2
Income (loss) from continuing operations before taxes	(47)	10	(90)	—
Provision for (benefit from) income taxes	4	7	(25)	3
Income (loss) from continuing operations	(51)	3	(66)	(3)
Loss from discontinued operations, net of tax	18	(4)	(15)	(6)
Net loss	(34)%	(1)%	(80)%	(8)%

The following table sets forth our revenues by type (in thousands, except for percentages):

	Three Months Ended
	June 30, 2013		June 30, 2012		Increase (Decrease)	% Change
Royalty and license fees	$32,225	69%	$58,185	100%	$(25,960)	(45)%
Past production payments	14,000	30	—	—	14,000	n/a
Product and service revenues	389	1	130	—	259	199%
Total revenues	$46,614	100%	$58,315	100%	$(11,701)	(20)%

	Six Months Ended
	June 30, 2013		June 30, 2012		Increase (Decrease)	% Change
Royalty and license fees	$58,940	78%	$101,449	100%	$(42,509)	(42)%
Past production payments	15,500	21	—	—	15,500	n/a
Product and service revenues	838	1	404	—	434	107%
Total revenues	$75,278	100%	$101,853	100%	$(26,575)	(26)%

Total revenue for the three months ended June 30, 2013 and 2012 was $46.6 million and $58.3 million, respectively. See “Segment Operating Results” below for an explanation of the changes in revenue between the reporting periods.
Total revenue for the six months ended June 30, 2013 and 2012 was $75.3 million and $101.9 million, respectively. See “Segment Operating Results” below for an explanation of the changes in revenue between the reporting periods.
Cost of Revenues
Cost of revenues primarily consists of amortization of intangible assets related to acquired technologies, direct compensation and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies, the product and service revenues component of total revenues, the mix of product sales to semiconductor, optics and communications industries and the timing of property and equipment being placed in service. We anticipate our cost of revenues will decline as our product revenue declines in accordance with our strategy for our DigitalOptics business, which includes the closure of the Zhuhai Facility and the planned sale of our facility in Charlotte, North Carolina.
Cost of revenues for the three months ended June 30, 2013 was $1.0 million, as compared to $2.1 million for the three months ended June 30, 2012, a decrease of $1.1 million, or 52%. The decrease was primarily related to the $0.8 million decrease in amortization due to the impairment of intangibles that occurred in the three months ended March 31, 2013. See Note 8 – "Goodwill and Identified Intangibles Assets" of the Notes to Condensed Consolidated Financial Statements for additional details. Cost of revenues for the six months ended June 30, 2013 was $2.8 million, as compared to $4.0 million for the six months ended June 30, 2012, a decrease of $1.2 million, or 30%.The decreases were primarily due to the $0.7 million decrease in amortization expense, and $0.5 million decrease in outside service related expenses.
Research, Development and Other Related Costs
Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, circuitry design, 3D architecture, wafer-level packaging technology, high-density substrate, thermal management technology, image sensor packaging, image enhancement technology, including MEMS-based products. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the three months ended June 30, 2013 were $20.2 million, as compared to $21.5 million for the three months ended June 30, 2012, a decrease of $1.3 million, or 6%. The decrease was primarily related to a reduction in outside services of $1.4 million, a reduction in compensation related expense of $1.3 million and a reduction in stock-based compensation of $0.7 million. These decreases were partially offset by an increase in depreciation expense of $1.0 million, and facilities related expense of $0.6 million.
Research, development and other related costs for the six months ended June 30, 2013 were $43.5 million, as compared to $42.2 million for the six months ended June 30, 2012, an increase of $1.3 million, or 3%. This increase resulted primarily from an increase in facilities related expenses of $1.2 million, tooling and materials expense of $0.9 million and depreciation expense of $1.3 million. These increases were partially offset by a decrease in outside services of $1.8 million and stock compensation expense of $1.1 million.
Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, reverse engineering personnel and services, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, legal fees and expenses, facilities costs, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items. We anticipate that our selling, general and administrative expenses will decline from current levels in the second half of 2013 as we implement our cost savings strategies.
Selling, general and administrative expenses for the three months ended June 30, 2013 were $24.6 million, as compared to $23.3 million for the three months ended June 30, 2012, an increase of $1.3 million, or 6%. The increase was primarily attributable to $1.0 million in stock compensation expense and $0.6 million in patent acquisition related costs.
Selling, general and administrative expenses for the six months ended June 30, 2013 were $48.7 million, as compared to $46.8 million for the six months ended June 30, 2012, an increase of $1.9 million, or 4%. The increase was primarily attributable to an increase in depreciation expense of $1.3 million and $0.7 million in patent acquisition related costs.
Litigation Expense
Litigation expense for the three months ended June 30, 2013 was $17.4 million, as compared to $6.7 million for the three months ended June 30, 2012, an increase of $10.7 million, or 158%. Litigation expense for the six months ended June 30, 2013 was $31.5 million, as compared to $10.2 million for the six months ended June 30, 2012, an increase of $21.3 million, or 209%. These increases were primarily attributable to the increase of case activities in our docket of legal proceedings.
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
Restructuring, Impairment of Long-Lived Assets and Other Charges
In March 2013, we announced further restructuring of our DigitalOptics segment to focus our efforts on our core MEMS camera module business, and a reduction in corporate overhead. In connection with this effort, we are reducing our workforce and ceasing operations at the Zhuhai Facility. In connection with these actions, we incurred total charges, excluding impairment of goodwill, of $5.9 million and $17.6 million in the three and six months ended June 30, 2013, respectively. See Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" of the Notes to Condensed Consolidated Financial Statements for additional details.

Impairment of Goodwill
In March 2013, we recorded an impairment charge of goodwill of $6.7 million, included in discontinued operations, due to the closure of the Zhuhai Facility. See Note 8 – “Goodwill and Identified Intangible Assets” of the Notes to Condensed Consolidated Financial Statements for additional details.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of revenues	$80	$248	$134	$398
Research, development and other related costs	981	1,952	2,070	3,664
Selling, general and administrative	4,064	3,013	5,468	5,207
Total stock-based compensation expense	$5,125	$5,213	$7,672	$9,269

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2013 and 2012 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Employee stock options	$2,913	$3,148	$4,948	$5,910
Restricted stock awards and units	1,842	1,613	1,817	2,403
Employee stock purchase plan	370	452	907	956
Total stock-based compensation expense	$5,125	$5,213	$7,672	$9,269

Stock-based compensation awards include employee stock options, restricted stock awards and units and employee stock purchases. Stock-based compensation expense for the three months ended June 30, 2013 and 2012 was $5.1 million and $5.2 million, respectively. Stock-based compensation expense for the six months ended June 30, 2013 and 2012 was $7.7 million and $9.3 million, respectively. These decreases in the three and six months ended June 30, 2013 when compared to the same periods in the prior year primarily relate to decreases resulting from fully amortized expense as shares become vested, forfeitures of restricted stock awards and units, offset by higher expenses related to the modification of stock awards. Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.
Other Income and Expense, Net
Other income and expense, net for the three months ended June 30, 2013 was $0.5 million, as compared to $1.0 million, for the three months ended June 30, 2012. Other income and expense, net for the six months ended June 30, 2013 was $0.8 million, as compared to $1.7 million, for the six months ended June 30, 2012.
Provision for (benefit from) Income Taxes
The provision for income taxes for the three months ended June 30, 2013 was $1.9 million and the benefit from income taxes for the six months ended June 30, 2013 was $18.5 million. The provision for income taxes for the three months and the benefit from income taxes for the six months ended June 30, 2013 primarily relate to a projected tax benefit for domestic and certain foreign losses as offset by foreign withholding and income taxes. The provision for income taxes for the three and six months ended June 30, 2012 was $4.0 million and $2.8 million, respectively, and was largely comprised of a projected tax expense for domestic and selected foreign jurisdictions as well as foreign withholding and income taxes. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. Our net deferred tax assets relate predominantly to the United States federal tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the second quarter of 2013, we determined that it was more likely than not we would realize the full value of our federal deferred tax assets. As such, we determined that no valuation allowance is required on our net federal deferred tax assets. We continue to monitor the likelihood that we will be able to recover our deferred tax assets. This determination includes actual profitability to date as well as projected profitability. If future results are less than projected and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.
Segment Operating Results
We have two reportable segments: Intellectual Property and DigitalOptics. Corporate Overhead includes certain operating amounts such as finance, IT, HR, legal, business development and other administrative services that are not allocated to the reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.
Our Interim Chief Executive Officer is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. Additionally, our DOC segment has its own president. We have organized our reporting units to align with the vision of the CODM.
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
The following table sets forth our segments’ revenues, operating expenses and operating loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Intellectual Property Segment:
Royalty and license fees	$28,828	$52,974	$52,966	$92,002
Past production payments	14,000	—	15,500	—
Product and service revenues	41	—	41	—
Total Intellectual Property revenues	42,869	52,974	68,507	92,002
DigitalOptics Segment:
Royalty and license fees	3,397	5,211	5,974	9,447
Product and service revenues	348	130	797	404
Total DigitalOptics revenues	3,745	5,341	6,771	9,851
Total revenues	46,614	58,315	75,278	101,853
Operating expenses:
Intellectual Property Segment	32,509	23,234	61,854	43,325
DigitalOptics Segment	21,444	18,655	54,581	35,588
Corporate Overhead	15,226	11,772	27,710	24,337
Total operating expenses	69,179	53,661	144,145	103,250
Operating income (loss):
Intellectual Property Segment	10,360	29,740	6,653	48,677
DigitalOptics Segment	(17,699)	(13,314)	(47,810)	(25,737)
Corporate Overhead	(15,226)	(11,772)	(27,710)	(24,337)
Total operating loss	$(22,565)	$4,654	$(68,867)	$(1,397)
Revenues and operating loss amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended June 30, 2013, Corporate Overhead expenses were $15.2 million as compared to $11.8 million for the three months ended June 30, 2012. The increase of $3.4 million was mainly attributable to increases in severance expense of $1.5 million, stock based compensation of $1.1 million, outside services of $0.8 million, and legal expenses of $0.7 million. For the six months ended June 30, 2013, Corporate Overhead expenses were $27.7 million as compared to $24.3 million for the six months ended June 30, 2012. The increase of $3.4 million was mainly attributable to increases in severance of $1.2 million, legal expenses of $0.8 million, personnel related expenses of $0.6 million, and impairment charges of $0.5 million.

Intellectual Property Segment

	Three Months Ended				Six Months Ended
	June 30, 2013	June 30, 2012	Increase (Decrease)	% Change	June 30, 2013	June 30, 2012	Increase (Decrease)	% Change
Revenues:
Intellectual Property:
Royalty and license fees	$28,828	$52,974	$(24,146)	(46)%	$52,966	$92,002	$(39,036)	(42)%
Past production payments	14,000	—	14,000	n/a	15,500	—	15,500	n/a
Product and service revenues	41	—	41	n/a	41	—	41	n/a
Total Intellectual Property revenues	42,869	52,974	(10,105)	(19)	68,507	92,002	(23,495)	(26)
Operating expenses:
Cost of revenues	183	307	(124)	(40)	351	503	(152)	(30)
Research, development and other related costs	6,321	8,531	(2,210)	(26)	12,994	17,694	(4,700)	(27)
Selling, general and administrative	7,107	7,673	(566)	(7)	15,574	14,667	907	6
Litigation expense	17,302	6,723	10,579	157	31,339	10,461	20,878	200
Restructuring charges, impairment of long-lived assets and other charges	1,596	—	1,596	n/a	1,596	—	1,596	n/a
Total operating expenses	32,509	23,234	9,275	40	61,854	43,325	18,529	43
Total operating income (loss)	$10,360	$29,740	$(19,380)	(65)%	$6,653	$48,677	$(42,024)	(86)%

Intellectual Property revenues consist primarily of royalties received from our licensees. For the three months ended June 30, 2013, Intellectual Property revenues were $42.9 million as compared to $53.0 million for the three months ended June 30, 2012, a decrease of $10.1 million, or 19%. The overall decrease in revenues was primarily due to the $24.1 million decrease in royalty revenues primarily from Micron Technology Inc. and Powertech Technology, Inc. offset by a $14.0 million increase in past production payments.
For the six months ended June 30, 2013, Intellectual Property revenue was $68.5 million, compared to $92.0 million in the first half of the prior year. The overall $23.5 million decrease in revenues in the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to the $39.0 million decrease in royalty revenues primarily from Micron Technology Inc. and Powertech Technology, Inc. offset by a $15.5 million increase in past production payments.
Operating expenses for the three months ended June 30, 2013 were $32.5 million and consisted primarily of research, development and other related costs of $6.3 million, selling, general and administrative expense of $7.1 million and litigation expense of $17.3 million. The increase of $9.3 million, or 40%, in total operating expense as compared to $23.2 million for the three months ended June 30, 2012, was primarily attributable to a $10.6 million increase in litigation expense.
Operating expenses for the six months ended June 30, 2013 were $61.9 million and consisted primarily of research, development and other related costs of $13.0 million, selling, general and administrative expenses of $15.6 million and litigation expenses of $31.3 million. The increase of $18.5 million or 43% was primarily attributable to the $20.9 million increase in patent prosecution, application and examination expenses.
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

Operating income for the three months ended June 30, 2013 was $10.4 million as compared to operating income of $29.7 million for the three months ended June 30, 2012, which represented a decrease of $19.4 million, or 65%, for the reasons stated above. Operating income for the six months ended June 30, 2013 and 2012 was $6.7 million and $48.7 million, respectively, which represented a decrease of $42.0 million, or 86%, for the reasons stated above.

DigitalOptics Segment

	Three Months Ended				Six Months Ended
	June 30, 2013	June 30, 2012	Increase (Decrease)	% Change	June 30, 2013	June 30, 2012	Increase (Decrease)	% Change
Revenues:
DigitalOptics
Royalty and license fees	$3,397	$5,211	(1,814)	(35)%	$5,974	$9,447	$(3,473)	(37)%
Product and service revenues	348	130	218	168	797	404	393	97
Total DigitalOptics revenues	3,745	5,341	(1,596)	(30)	6,771	9,851	(3,080)	(31)
Operating expenses:
Cost of revenues	831	1,810	(979)	(54)	2,477	3,531	(1,054)	(30)
Research, development and other related costs	13,849	12,990	859	7	30,581	24,537	6,044	25
Selling, general and administrative	3,257	3,855	(598)	(16)	7,130	7,520	(390)	(5)
Litigation	30	—	30	n/a	74	—	74	n/a
Restructuring, impairment of long-lived assets and other charges	3,477	—	3,477	n/a	14,319	—	14,319	n/a
Total operating expenses	21,444	18,655	2,789	15	54,581	35,588	18,993	53
Total operating loss	$(17,699)	$(13,314)	$(4,385)	33%	$(47,810)	$(25,737)	$(22,073)	86%
DigitalOptics revenues for the three months ended June 30, 2013 were $3.7 million as compared to $5.3 million for the three months ended June 30, 2012, a decrease of $1.6 million or 30%. The decrease in DigitalOptics revenues in the three months ended June 30, 2013 as compared to the same period in 2012 was due primarily to lower revenues related to royalties and licenses of our image enhancement technologies.
DigitalOptics revenue for the six months ended June 30, 2013 was $6.8 million, compared to $9.9 million in the first half of the prior year. The decrease was due primarily to lower royalty revenues from customers whose reported units were lower than the prior year.

Operating expenses for the three months ended June 30, 2013 were $21.4 million. The increase of $2.8 million, or 15%, in total operating expenses as compared to $18.7 million for the three months ended June 30, 2012, was primarily due to restructuring, impairment of long-lived assets and other charges of $3.5 million which included of a $1.1 million impairment of manufacturing assets held for sale and a $1.9 million impairment of an investment in Nemotek Technologie S.A., a Moroccan entity that designs, develops and manufactures customized Wafer-Level Cameras for portable applications (“Nemotek”).
Operating expenses for the six months ended June 30, 2013 were $54.6 million and consisted of cost of revenues of $2.5 million, research, development and other related costs of $30.6 million, selling, general and administrative expenses of $7.1 million, and restructuring, impairment of long-lived assets and other charges of $14.3 million, an increase of $19.0 million, or 53%, in total operating expenses as compared to $35.6 million for the six months ended June 30, 2012. The increase was primarily due to restructuring, impairment of long-lived assets and other charges of $14.3 million in the six months ended June 30, 2013. In March 2013, we announced a reorganization of our DigitalOptics segment to focus on developing the mems|cam actuator, and on manufacturing and supplying only the lens barrel. Restructuring, impairment of long-lived assets and other charges totaling $14.3 million for the six months ending June 30, 2013 primarily consisted of impairment charges of $2.4 million relating to assets held for sale, an $8.7 million charge due to the abandonment of existing technology which caused a revision of the useful life estimate thus fully impairing such technology asset, and an impairment of $1.9 million relating to an investment in Nemotek. See Note 15 "Restructuring, Impairment of Long-Lived Assets and Other Charges" of the Notes to Condensed Consolidated Financial Statements for additional details.
Operating loss for the three months ended June 30, 2013 and 2012 was $17.7 million and $13.3 million, respectively, which represented an increased loss of $4.4 million, or 33%, for the reasons stated above.
Operating loss for the six months ended June 30, 2013 and 2012 was $47.8 million and $25.7 million, respectively, which represented an increased loss of $22.1 million, or 86%, for the reasons stated above.
We have incurred significant operating losses from the DigitalOptics segment. If the anticipated future results of the DigitalOptics segment do not materialize as expected, then the related long-lived assets could be subject to additional impairment charges in the future.

Liquidity and Capital Resources

	As of June 30,	As of December 31,
(in thousands, except for percentages)	2013	2012
Cash and cash equivalents	$76,770	$103,802
Short-term investments	303,736	338,801
Total cash, cash equivalents and short-term investments	$380,506	$442,603
Percentage of total assets	60%	63%

	Six Months Ended
	June 30, 2013	June 30, 2012
Net cash from operating activities	$(42,982)	$21,190
Net cash from investing activities	$21,589	$39,931
Net cash from financing activities	$(5,639)	$(1,441)
In 2013, our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $380.5 million at June 30, 2013, a decrease of $62.1 million from $442.6 million at December 31, 2012. Cash and cash equivalents were $76.8 million at June 30, 2013, a decrease of $27.0 million from $103.8 million at December 31, 2012. The decrease in cash and cash equivalents was primarily the result of $43.0 million in cash used by operating activities and $5.6 million net cash used in financing activities, offset by $21.6 million in cash provided by investing activities.
Cash flows used in operations were $43.0 million for the six months ended June 30, 2013, primarily due to our net loss of $60.4 million being adjusted for non-cash items of depreciation and amortization of $21.0 million, restructuring, impairment of long-lived assets and other charges of $17.2 million, impairment of goodwill of $6.7 million, stock-based compensation expense of $7.7 million, and changes in operating assets and liabilities of $3.6 million offset by the non-cash item of deferred income taxes of $38.7 million.

Cash flows provided by operations were $21.2 million for the six months ended June 30, 2012, primarily due to net loss of $8.5 million, adjusted for non-cash items of depreciation and amortization of $18.2 million and stock-based compensation expense of $9.3 million and a net increase in the changes in operating assets and liabilities of $1.5 million.
Net cash provided by investing activities was $21.6 million for the six months ended June 30, 2013, primarily related to the maturities and sales of short-term investments of $142.9 million, offset by purchases of available-for-sale securities of $108.6 million, purchases of intangible assets of $2.3 million, and purchases of property and equipment of $14.1 million.
Net cash provided by investing activities was $39.9 million for the six months ended June 30, 2012, primarily related to proceeds from maturities and sales of investments of $211.5 million, offset by purchases of short-term investments of $134.6 million, cash of $27.2 million used in our acquisition of the Zhuhai Entity and related assets from Flextronics, purchases of property and equipment of $6.5 million and purchases of intangible assets of $3.2 million.
Net cash used in financing activities was $5.6 million for the six months ended June 30, 2013 due to dividend payments of $26.7 million, offset by the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three and six months ended June 30, 2013 and 2012, no impairment charges with respect to our investments were recorded.
In August 2007, our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of June 30, 2013, we have repurchased approximately 645,000 shares of common stock at a total cost of $10.5 million under this plan at an average price of $16.26. As of June 30, 2013, the total amount available for repurchase was $89.5 million. We may continue to execute authorized repurchases from time to time under the plan.

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

In May 2013, we paid a special dividend of $0.30 per common share in accordance with the revised dividend policy noted above. The special dividend was calculated based on the Episodic Revenue we generated over the preceding four quarters, net of certain costs. We also announced we expect to execute at least $16 million of stock repurchases through our stock repurchase program over the next four quarters.
We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and short-term investments currently available, will be sufficient to fund our operations, dividends and stock repurchases and acquisition funding needs for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$12,398	$2,207	$8,426	$1,765	$—
The amounts reflected in the table above for obligations represent aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended June 30, 2013 and 2012, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. At both June 30, 2013 and December 31, 2012, the Company had accrued $0.5 million of interest and penalties related to unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 13 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements and Related Party Transactions
As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates
During the three and six months ended June 30, 2013 there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the Company’s market risk, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.
Item 4. Controls and Procedures
Attached as exhibits to this Form 10-Q are certifications of the Company’s Interim Chief Executive Officer and the Company's Acting Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Evaluation of Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 4:05-cv-04063-CW (N.D. Cal.)
On October 7, 2005, Tessera, Inc. filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD's and Spansion LLC's respective manufacture, use, sale, offer to sell and/or importation of packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney's fees, interest and costs. Tessera, Inc. also seeks other relief.
On December 16, 2005, Tessera, Inc. added Spansion Inc. and Spansion Technology, Inc. to the lawsuit.
On January 31, 2006, Tessera, Inc. added claims for breach of contract and/or patent infringement against new defendants, including Advanced Semiconductor Engineering, Inc., ASE (U.S.) Inc. (collectively “ASE”), ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd and Siliconware USA Inc. (collectively “SPIL”), STMicroelectronics N.V., STMicroelectronics, Inc. (collectively “ST”), STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action have asserted affirmative defenses to Tessera, Inc.'s claims, and some of them have brought related counterclaims alleging that the Tessera, Inc. patents at issue are invalid, unenforceable and not infringed, and/or that Tessera, Inc. is not the owner of the patents.
These actions were stayed pending completion of Investigation No. 337-TA-605, including appeals, before the International Trade Commission (“ITC”). That stay was lifted on January 4, 2012.
On January 4, 2012 the court set a fact discovery cut-off date of January 18, 2013, a hearing on claim construction and certain dispositive motions on December 5, 2013, and a trial date of April 7, 2014. In July 2012, in connection with the filing of back-royalty reports and the payment of back royalties, Tessera, Inc. by stipulation dismissed its cause of action for breach of contract by ChipMOS Technologies, Inc. and ChipMOS U.S.A. and its cause of action for breach of contract by the SPIL entities. On October 2, 2012, the Court granted the stipulated dismissal with prejudice of Tessera, Inc.'s breach of contract claim against STATS ChipPAC Ltd., STATS ChipPAC (BVI) Ltd., and STATS ChipPAC, Inc.

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
On January 31, 2013, the court issued three summary judgment opinions on motions filed related to alleged breach of contract claims. The court denied the defendants' motion for summary judgment relating to sales to Motorola Inc., granted in part and denied in part ASE's motion for summary judgment and granted ST's motion for summary judgment. Breach of contract claims remain against several defendants after these motions.
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
On April 30, 2013 Tessera, Inc. entered into a settlement with SPIL. Tessera, Inc. filed a stipulated dismissal as to SPIL on May 9, 2013.
Tessera, Inc. v. Motorola, Inc., et. al, Civil Action No. 4:12-cv-00692-CW (N.D. Cal.)
On April 17, 2007, Tessera, Inc. filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc., and ATI Technologies ULC in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera, Inc.'s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants' respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney's fees, interest and costs. Tessera, Inc. filed an amended complaint on May 22, 2007. The parties agreed that the case would be temporarily stayed pending completion, including appeals, of ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. On or about June 2, 2009, Motorola, Inc. and Tessera, Inc. entered into a settlement and license agreement regarding certain Tessera, Inc. technology, including the patents at issue in this action. Tessera, Inc.'s request to dismiss Motorola, Inc. from the action was granted by the Court on June 8, 2009.

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
Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:-07-CV-00534-TJW (E.D. Tex.)
On December 7, 2007, Tessera, Inc. filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd., Acer, Inc., Acer America Corp., Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc (“IPSG”), Kingston Technology Co., Inc., Nanya Technology Corporation, Nanya Technology Corp., U.S.A., Peripheral Devices & Product Systems, Inc. d/b/a Patriot Memory (“PDP”), Powerchip Semiconductor Corp., ProMOS Technologies Inc., Ramaxel Technology Ltd., Smart Modular Technologies, Inc., TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants' respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney's fees, interest and costs.
The defendants have not yet answered Tessera, Inc.'s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution in the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “'630

ITC Action”). Tessera, Inc. filed a motion seeking to find TwinMOS Technologies U.S.A. Inc. in default, and the clerk entered the default judgment. On February 25, 2008, the district court granted the defendants' motion to stay the action.
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
Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4: 10-00945-CW (N.D. Cal.) and U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489
On March 5, 2010, PTI filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement and invalidity of Tessera, Inc.'s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries, Co., Ltd v. Tessera, Inc., Civil Action No. 4:08-cv-03667-CW (N.D. Cal.), and assigned to the judge presiding over that action.
On April 1, 2010, Tessera, Inc. filed a motion to dismiss the complaint for lack of subject matter jurisdiction. On June 1, 2010, the judge granted Tessera, Inc.'s motion, and dismissed the action.
On June 29, 2010, PTI filed a motion seeking reconsideration of the June 1, 2010 order dismissing the action. On August 3, 2010, PTI's motion was denied.
On August 6, 2010, PTI filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On September 30, 2011, the Federal Circuit issued an opinion reversing and remanding the case to the district court, determining that there was declaratory judgment jurisdiction. Tessera, Inc. filed a petition for rehearing on November 14, 2011. The Federal Circuit denied Tessera, Inc.'s petition for rehearing on January 5, 2012. On January 19, 2012, the Federal Circuit issued its judgment and the case was remanded to the district court. On December 15, 2011, the district court case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:11-06121-CW (N.D. Cal.), discussed below.
The district court held a Case Management Conference on January 4, 2012. The court issued a Minute Order and Case Management Order dated January 4, 2012, setting, among other things, a fact discovery cut-off date of January 18, 2013, and a trial date of April 7, 2014.
On May 16, 2012, the Court entered an order that denied PTI's motion to strike as to one of Tessera, Inc.'s affirmative defenses, granted PTI's motion to strike with leave to amend as to several other affirmative defenses asserted by Tessera, Inc., and granted PTI's motion to strike as to one of Tessera, Inc.'s affirmative defenses, stating that Tessera, Inc. may move to amend to add that defense if circumstances change. Tessera, Inc. filed an amended answer on May 29, 2012.
On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement between PTI and Tessera, Inc. as of June 30, 2012.
On July 30, 2012, Tessera, Inc. provided PTI with a covenant not to sue, or otherwise hold liable, PTI or its customers under certain claims of U.S. Patent No. 5,663,106 in connection with certain PTI-manufactured products.
On August 9, 2012, Tessera, Inc. moved for summary judgment on the ground that as a matter of law no case or controversy exists sufficient to support PTI's claims because of the covenant and because the parties' rights and obligations do not turn on infringement or validity of the Tessera, Inc. patent that forms the basis of PTI's claims.
On September 18, 2012, the Patent Office issued an ex parte reexamination certificate in which certain original claims were cancelled from U.S. Patent No. 5,663,106, and certain new claims were added.
On October 1, 2012, Tessera, Inc. provided PTI with a supplemental covenant not to sue, which among other things, extended the covenant to PTI's subsidiaries and made clear that Tessera, Inc. will not contend that PTI is obligated to pay royalties based on infringement of U.S. Patent No. 5,663,106.
On October 2, 2012, PTI filed a motion for entry of judgment under Federal Rule of Civil Procedure 54(b) asking the court to enter judgment that certain claims of U.S. Patent No. 5,663,106 that were subject to reexamination are invalid.
On March 31, 2013, the Court issued an order granting Tessera, Inc.'s motion for summary judgment and denying PTI's motion for entry of judgment under Federal Rule of Civil Procedure 54(b). The Court stated that because of the close relationship between this case and Civil Action No. 4:11-06121-CW, the Court intends to delay entry of judgment until judgment can be entered in both cases simultaneously.
Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:11-06121-CW (N.D. Cal.)
On December 6, 2011, PTI filed a complaint against Tessera, Inc. in the U.S. District Court for the Northern District of California. PTI's complaint seeks a declaratory judgment that PTI has the right to terminate its license with Tessera, Inc. as of December 6, 2011. The complaint also seeks damages for breach of contract in the amount of all royalties paid to Tessera, Inc. since December 7, 2007, purportedly totaling at least $200 million, in addition to an accounting of PTI's damages, an accounting of Tessera, Inc.'s revenue from PTI, prejudgment interest, costs and fees, and other relief deemed proper. Tessera, Inc. disagrees with the assertions made by PTI in the complaint regarding breach of contract, and believes the likelihood that Tessera, Inc. will be required to return already-paid royalties is remote.
On December 15, 2011, the case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:10-00945-CW (N.D. Cal.), discussed above.
On December 30, 2011, Tessera, Inc. filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted and a special motion to strike pursuant to California's anti-SLAPP statute. The Court denied Tessera, Inc.'s motions on May 21, 2012.
The district court held a Case Management Conference on January 4, 2012. The court issued a Minute Order and Case Management Order dated January 4, 2012, setting, among other things, a fact discovery cut-off date of January 18, 2013 and a trial date of April 7, 2014.
On June 3, 2012, PTI filed an amended complaint against Tessera, Inc., adding claims for fraud and deceit, patent misuse, and a declaratory judgment interpreting PTI's license agreement with Tessera, Inc. In addition to the damages sought by PTI's original complaint, the amended complaint seeks punitive damages for fraud, termination of the Tessera, Inc. license as of September 24, 2010, recovery of all royalties paid on wBGA products since September 24, 2010, and an order “enjoining Tessera, Inc. and directing that Tessera, Inc. may not proceed against any party,… under any Tessera Patent as defined by Exhibit A to the TCC License with all amendments, supplements, and additions through September 28, 2010 until Tessera has first paid PTI all of the royalties paid on wBGA products by PTI since September 24, 2010, presently estimated to be $40 million.” Tessera, Inc. filed a motion to dismiss PTI's claim for patent misuse and to strike portions of PTI's claim for fraud on June 19, 2012. On August 10, 2012, the Court granted in part and denied in part Tessera, Inc.'s motion, specifically dismissing the patent misuse claim and striking the fraud claim, and granted PTI leave to file an amended and supplemental complaint.
On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement between PTI and Tessera, Inc. as of June 30, 2012.
On August 24, 2012, PTI filed a third amended complaint. In addition to the claims and recovery alleged in its earlier complaints, the third amended complaint contained an amended fraud claim and an amended patent misuse claim. The new fraud claim sought damages at least in the amount of the royalty payments made to Tessera, Inc. after December 7, 2007, and punitive damages. The new patent misuse claim asked for declarations that Tessera has engaged in patent misuse, that the agreement is unenforceable against PTI until Tessera, Inc. has purged the patent misuse, and that the Tessera, Inc. patents are unenforceable against PTI until Tessera, Inc. has purged the patent misuse. Tessera, Inc. answered that complaint on September 10, 2012. Also on September 10, 2012, Tessera, Inc. filed counterclaims against PTI for breach of contract, breach of the implied covenant, fraud, negligent misrepresentation, declaratory judgment of indemnification, and declaratory judgment regarding PTI's asserted termination of the agreement.
On July 20, 2012, PTI filed a motion for summary judgment on PTI's first claim for relief in this case. On August 9, 2012, Tessera, Inc. filed an opposition to PTI's motion and filed its own motion for summary judgment on PTI's first, second and third claims on the ground, among others, that under the unambiguous language of the agreement Tessera, Inc. did not breach the agreement by filing and pursing its claims in the '630 ITC Action.
On September 20, 2012, the court heard arguments on PTI's July 20, 2012 summary judgment motion and Tessera, Inc.'s August 9, 2012 summary judgment motions and took the motions under submission. On October 2, 2012, the parties stipulated to the court's taking the motions off calendar. On August 1, 2013, the court denied both parties' summary judgment motions without prejudice to renew on the presently-set date for hearing summary judgment motions of December 5, 2013.
On Oct. 23, 2012, the Court granted PTI leave to file its fourth amended and supplemental complaint. PTI's fourth amended complaint adds an allegation to PTI's claim for declaratory relief seeking the recovery and return of royalty payments made to

Tessera, Inc. from at least March 2010 in an amount exceeding $130 million and continues to seek the recovery sought in PTI's third amended complaint.
On February 6, 2013, the parties stipulated to Tessera, Inc.'s filing Amended Counterclaims adding claims for fraudulent transfer, intentional interference with prospective economic advantage and negligent interference with economic advantage, and seeking damages, punitive damages, to void the fraudulent transfer of PTI's business to Macrotech Technology Inc. (“MTI”), to enjoin PTI from any such transfers in the future, and attorneys' fees and costs. The parties further stipulated to PTI's filing of a response to Tessera, Inc.'s counterclaims adding affirmative defenses of nonoccurrence of conditions precedent, unilateral contract, and mistake. On March 8, 2013, the Court gave Tessera, Inc. leave to file the Amended Counterclaims. On March 21, 2013, PTI filed an answer to the Amended Counterclaims.
On March 19, 2013, the parties stipulated to Tessera, Inc.'s Second Amended Counterclaims to add MTI as a party, and to add Tessera, Inc.'s claims of intentional interference with prospective economic advantage, negligent interference with economic advantage, inducing breach of contract, and constructive trust against MTI, which seek damages, punitive damages, attorneys' fees and costs, and an order that the royalties owed by MTI be held in a trust for Tessera, Inc. On March 21, 2013, the Court entered an order giving Tessera, Inc. leave to file the Second Amended Counterclaims. On March 28, 2013, PTI and MTI filed answers to the Second Amended Counterclaims.
Contingency fee dispute for the case of Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688 (Cal. Super. Ct.)
Tessera Technologies, Inc. has a dispute with its former counsel Susman Godfrey L.L.P. (“Susman”) over the amount due to Susman, if any, as a contingency fee for Susman's work in the matter of Tessera Technologies, Inc. v. Hynix Semiconductor Inc.  Susman has requested arbitration of the dispute. On March 25, 2013 the arbitrator set an arbitration hearing date of February 3, 2014.

Tessera, Inc. v. UTAC (Taiwan) Corporation, Civil Action No. 5:10-04435-EJD (N.D. Cal.)
On September 30, 2010, Tessera, Inc. filed a complaint against UTAC (Taiwan) Corporation (“UTAC Taiwan”) in the United States District Court for the Northern District of California. Tessera, Inc.'s complaint names as defendant UTAC Taiwan and alleges causes of action for breach of contract, declaratory relief, and breach of the implied covenant of good faith and fair dealing. The complaint requests of the Court, among other things, a judicial determination and declaration that UTAC Taiwan remains contractually obligated to pay royalties to Tessera, Inc., an accounting and restitution in an amount to be determined at trial, and an award of damages in an amount to be determined at trial, plus interest on damages, costs, disbursements, attorneys' fees, and such other and further relief as the Court may deem just and proper.
On March 16, 2011, UTAC Taiwan filed a motion to dismiss the complaint. On March 28, 2012, the Court granted UTAC Taiwan's motion with leave to amend. On April 19, 2012, Tessera, Inc. filed an amended complaint against UTAC Taiwan alleging in further detail causes of action for breach of contract, declaratory relief and breach of the implied covenant of good faith and fair dealing. The amended complaint seeks the same relief as the original complaint. On May 22, 2012 UTAC Taiwan filed its answer and counterclaim to Tessera, Inc.'s amended complaint. Tessera, Inc. filed its reply to UTAC's counterclaim, asserting affirmative defenses, on June 21, 2012.
The Court issued its case management order on June 26, 2012, setting the schedule for the case. On January 3, 2013 the Court granted a stipulation by the parties to extend the case schedule. On February 13, 2013, the Court granted a stipulation by the parties further extending the case schedule. Both Tessera, Inc. and UTAC Taiwan have filed cross motions for summary judgment which are set for hearing on October 25, 2013.
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
Tessera, Inc.'s Third Amended Complaint alleges that Sony Electronics, Inc., Sony Corporation, Sony Mobile Communications AB and Sony Mobile Communications (USA) Inc. (collectively, “Sony”) and Renesas infringed and are currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent Nos. 6,885,106 (the “106 patent”) and 6,054,337 (the “337 patent”). The complaint requests of the Court, among other things, a judgment that the defendants willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent Nos. 6,885,106 and 6,054,337; an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent Nos. 6,885,106 and 6,054,337; an order for an accounting; and an award of damages that result from the defendants' infringing acts, interest on damages, costs, expenses, attorneys' fees and such other and further relief as the Court deems just and proper.
On June 17, 2011, Renesas filed an Answer and Counterclaims to Tessera, Inc.'s Amended Complaint; in its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337, alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337 and unenforceability of U.S. Patent No. 6,885,106, alleges that Tessera, Inc. is not entitled to any injunctive relief, and requests an award to Renesas of its attorneys' fees and costs.
On July 11, 2011, Tessera, Inc. filed a motion to dismiss Renesas's counterclaim of inequitable conduct and to strike Renesas's affirmative defense of inequitable conduct. On March 30, 2012 the Court denied the motion because it was based on an answer to a now-moot prior complaint. On July 12, 2011, Renesas filed a motion to transfer the case to the Northern District of California. On March 30, 2012 the Court denied the motion.
On March 19, 2012, Sony filed an Answer to Tessera, Inc.'s Third Amended Complaint and certain Sony parties filed Counterclaims; in its filing, Sony, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337 and alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337. Sony also alleges that Tessera, Inc.'s claims are precluded to the extent any allegedly infringing products are supplied directly or indirectly to Sony by an entity or entities having an express or implied license to the patents-in-suit, to the extent any allegedly infringing products are supplied, directly or indirectly, by Sony to an entity or entities having an express or implied license to the patents-in-suit, and/or to the extent Tessera, Inc.'s claims are otherwise precluded by the doctrine of patent exhaustion. Sony also requests an award of its attorneys' fees and costs. On April 12, 2012, Tessera, Inc. filed an Answer to the Sony parties' Counterclaims, denying that they are entitled to any relief on their Counterclaims.
On April 20, 2012, Renesas filed an Answer and Counterclaims to Tessera, Inc.'s Third Amended Complaint. In its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337, alleges invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337 under 35 U.S.C. §§ 102, 103, and 112, alleges invalidity of U.S. Patent No. 6,885,106 for improper double patenting, alleges unenforceability of U.S. Patent No. 6,885,106 due to inequitable conduct, alleges that Tessera, Inc. is not entitled to any injunctive relief, and requests an award to Renesas of its attorneys' fees and costs. On May 14, 2012, Tessera, Inc. filed an Answer to Renesas's Counterclaims, denying that Renesas is entitled to any relief on its Counterclaims.
On June 17, 2011, Sony filed a request with the U.S. Patent and Trademark Office ("PTO") for inter partes reexamination of U.S. Patent No. 6,885,106, and on September 24, 2012, Sony filed a petition with the PTO for inter partes review of U.S. Patent No. 6,054,337, as discussed in greater detail in the “ Reexamination Proceedings ” section below. On October 11, 2012, Sony filed a motion to stay the litigation pending completion of proceedings on both asserted patents before the PTO. On November 27, 2012, Tessera, Inc., Sony, and Renesas submitted to the Court a stipulated order whereby each party agreed to dismiss with prejudice its claims and counterclaims regarding U.S. Patent No. 6,885,106, each party to bear its own fees and costs, and to stay the litigation until the earlier of: (1) The Patent Trial and Appeal Board's (“PTAB”) denial of Sony's Petition for inter partes review of U.S. Patent No. 6,054,337, or (2) the confirmation by the PTAB of claim 27 or claim 28 of U.S. Patent No. 6,054,337. As part of the stipulation, Renesas agreed not to assert invalidity of U.S. Patent No. 6,054,337 in the litigation based on prior art raised unsuccessfully in the inter partes review of U.S. Patent No. 6,054,337. The parties otherwise expressly reserved all rights and made no admissions. On December 11, 2012, the Court entered the parties' stipulated order.
Tessera, Inc. v. Sony Corporation, Civil Action No. 5:11-04399-EJD (N.D. Cal.)
On May 26, 2011, Tessera, Inc. filed a complaint against Sony Corporation in the California Superior Court for Santa Clara County. Tessera, Inc.'s complaint alleges breach of contract and breach of the covenant of good faith and fair dealing claims against Sony Corporation. Tessera, Inc. contends that Sony Corporation failed to abide by the terms of a royalty-bearing technology license agreement between the parties. Tessera, Inc. contends that it commissioned an audit of payments due by Sony Corporation under the agreement, delivered an audit report to Sony Corporation on February 14, 2011, and that Sony Corporation has failed to pay the amounts the auditors found due. Tessera, Inc. requests its damages, plus interest, costs and attorney's fees. Sony Corporation removed the case to federal district court (Northern District of California) on September 2, 2011. On September 8, 2011, Sony Corporation filed an answer and defenses to Tessera, Inc.'s complaint, and a counterclaim alleging breach of the implied covenant of good faith and fair dealing. On January 31, 2012, the Court issued a Case Management Order, setting various case deadlines, including scheduling a Preliminary Pretrial Conference for February 22, 2013. On October 10, 2012 Sony Corporation filed a motion requesting leave to file an Amended Answer, which proposed adding counterclaims against Tessera, Inc. for fraud, violation of Cal. Bus. & Prof. Code 17200, and civil conspiracy. On January 7, 2013, the Court denied Sony Corporation's motion for leave to file an Amended Answer and issued an order resetting various case deadlines, including rescheduling the Preliminary Pretrial Conference to March 22, 2013. On March 22, 2013, following the Preliminary Pretrial Conference, the Court entered a Pretrial Order, scheduling the Final Pretrial Conference for September 27, 2013 and the trial to commence on October 28, 2013. On July 1, 2013, Sony Corporation filed a motion for partial summary judgment. On July 9, 2013, the Court struck Sony Corporation's motion as untimely.
Invensas Corporation v. Renesas Electronics Corporation, Civil Action No. 1:11-CV-00448-GMS-CJB (D. Del.)
On May 23, 2011, Invensas filed a complaint against Renesas in the United States District Court for the District of Delaware. Invensas's complaint alleges that Renesas has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140. The complaint requests of the Court, among other things, a judgment that Renesas has willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140; an order that Renesas, its affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, or contributory infringement of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140; an order for an accounting; and an award of damages that result from Renesas's infringing acts, interest on damages, costs, expenses, attorneys' fees and such other and further relief as the Court deems just and proper.
On October 28, 2011, Renesas filed an Answer and Counterclaims to Invensas's Complaint. In its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140, alleges invalidity of these same patents, alleges that Invensas is not entitled to any injunctive relief, alleges that Invensas's claims for damages are limited or barred, alleges that the court lacks personal jurisdiction over Renesas, and seeks an award to Renesas of attorneys' fees and costs. On November 21, 2011, Invensas filed an Answer to Renesas's Counterclaims.

On June 4, 2012, the Court issued a Case Management Order, setting various case deadlines. On April 24, 2013, the Court granted Invensas's motion for leave to amend its complaint to name Renesas Electronics America Inc. as an additional defendant. On May 13, 2013, Renesas filed an Answer and Counterclaims, again seeking declaratory judgments of invalidity and noninfringement of the asserted patents, and seeking remedies including its costs and attorneys' fees, and such additional relief as the Court may deem appropriate. The Court set an April 19, 2014 pretrial conference and May 12, 2014 trial date. On July 15, 2013 the Court issued an Order construing certain patent claim terms.
Reexamination Proceedings
On February 9, 2007 and February 15, 2007, SPIL filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893. On May 4, 2007, the PTO granted the requests for inter partes reexamination.
The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed by Tessera, Inc. on August 6, 2007. On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.'s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009. The PTO's Answer to Tessera, Inc.'s appeal brief was mailed on July 13, 2010. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.'s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and SPIL filed a Notice of Appeal on June 2, 2011. On November 15, 2011, the Examiner mailed an Examiner's Answer maintaining all positions set forth in the Right of Appeal Notice issued on May 3, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.'s December 21, 2012 petition on January 2, 2013. On January 28, 2013, the Patent Trial and Appeal Board denied Tessera Inc.'s December 21, 2012 petition and dismissed SPIL's January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, reversing the Examiner's favorable decision of patentability, by rejecting all of the claims subject to reexamination on a new ground. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.'s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera Inc. filed a response and request to reopen prosecution together with new evidence to address the new ground of rejection in the Board's December 21, 2012 Decision on Appeal. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.'s February 21 response and request to reopen prosecution. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,433,419, indicating that it will make no further comment or otherwise participate in the proceeding and also that it does not object to Tessera, Inc. having substantive ex parte communication with the Patent Office for the remainder of the proceeding. On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the examiner for consideration of Tessera Inc.'s response filed February 21, 2013. The order entered certain new evidence submitted by Tessera Inc. in said response and dismissed SPIL's March 21, 2013 comments as moot in view of SPIL's withdrawal. U.S. Patent No. 6,433,419 expired on September 24, 2010, but the inter partes reexamination will continue after expiration.

The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007. On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On June 9, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. A Right of Appeal Notice was issued on June 22, 2009. Tessera, Inc. filed a Notice of Appeal on July 22, 2009. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera, Inc. filed a Notice of Appeal on March 3, 2011, and SPIL filed a Notice of Cross Appeal on March 7, 2011. On August 22, 2011, the examiner mailed an examiner's answer maintaining all positions set forth in the Right of Appeal Notice issued on February 18, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.'s December 21, 2012 petition on January 2, 2013. On January 28, 2013 the Patent Trial and Appeal Board denied Tessera Inc.'s December 21, 2012 petition and dismissed SPIL's January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, affirming the Examiner's previous holding of unpatentability as to some claims, reversing the Examiner's favorable decision of patentability as to other claims by rejecting those claims on new grounds of rejection, and affirming the Examiner's favorable decision of patentability as to still other claims. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.'s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera Inc. filed a request to reopen prosecution together with new evidence to address the new grounds of rejection in the Board's December 21, 2012 Decision on Appeal. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.'s February 21 request to reopen prosecution. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,465,893, indicating that it will make no further comment or otherwise participate in the proceeding and also that it does not object to Tessera, Inc. having substantive ex parte communication with the Patent Office for the remainder of the proceeding. On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the examiner for consideration of Tessera Inc.'s request filed February 21, 2013. The order entered certain new evidence submitted by Tessera Inc. in said request and dismissed SPIL's March 21, 2013 comments as moot in view of SPIL's withdrawal. Tessera, Inc. currently awaits a decision by the examiner as to whether any or all of the new grounds of rejection in the Board's December 21, 2012 Decision on Appeal are to be maintained or have been overcome, at which point the proceeding will be returned to the Board together with any comments from Tessera, Inc. for reconsideration by the Board. On July 17, 2013, the Examiner issued a determination in which the Examiner recommended that the Patent Trial and Appeal Board maintain certain of the new grounds of rejection in the board's December 21, 2012 Decision on Appeal as to certain claims, and recommended that the board withdraw other new grounds of rejection as to certain claims. Tessera, Inc. will have the opportunity to submit comments in response to the Examiner's determination, after which the proceeding will be returned to the Patent Trial and Appeal Board for reconsideration. U.S. Patent No. 6,465,893 expired on September 24,2010, but the inter partes reexamination will continue after expiration.
On June 17, 2011, a request for inter partes reexamination of U.S. Patent No. 6,885,106 was filed by Sony Corporation and Sony Electronics, Inc. On September 8, 2011, the PTO granted the request for reexamination. On September 20, 2011, the PTO issued a non-final official action rejecting certain claims and confirming certain claims. Tessera, Inc. filed a Petition under 37 C.F.R. § 1.181 to Withdraw the Pending Office Action and Ultra Vires Requirement for Information (Rule 105 Requirement) on November 11, 2011. Tessera, Inc. then filed a response to the September 20, 2011, non-final official action on December 20, 2011. Sony filed responsive comments on January 19, 2012 with a Petition to waive page limits. The PTO dismissed Tessera, Inc.'s Rule 181 Petition as moot because the PTO accepted Tessera, Inc.'s arguments in the Response regarding the Rule 105 requirement. The PTO found Tessera, Inc.'s response non-compliant for exceeding the page limits in a Notice mailed February 22, 2012. Tessera Inc. filed a Response to the Notice and a Petition to waive page limits March 7, 2012. The PTO granted Tessera Inc.'s and Sony's separate petitions to waive page limits on April 10, 2012. The PTO issued an Action Closing Prosecution (non-final) on April 17, 2012, which rejected certain claims and confirmed certain claims. Tessera, Inc. filed a Petition to Strike Sony's Comments on April 23, 2012. Sony opposed on May 1, 2012 by withdrawing from the record the challenged proposed rejections. The PTO denied Tessera, Inc.'s Petition on May 25, 2012 based on Sony's withdrawal. Tessera, Inc. filed a Response to the Action Closing Prosecution on June 18, 2012. Sony's Comments were filed on July 18, 2012. The PTO found Tessera, Inc.'s June 18, 2012 Response page-limit compliant in a petition decision mailed September 28, 2012.
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
European Oppositions
On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera, Inc.'s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera, Inc. filed a Notice of Appeal on August 24, 2009. On September 24, 2011, the EP672 Patent expired, but the appeal continues.
Inter Partes Review Proceedings
On September 24, 2012, Sony filed a petition for inter partes review of Tessera, Inc.'s U.S. Patent No. 6,054,337 (IPR2012-00033). On September 27, 2012, the PTO mailed a Notice accepting the petition filing, which set a December 27, 2012 deadline for Tessera, Inc. to file a preliminary response. Tessera, Inc. filed a patent owner preliminary response on December 26, 2012. On February 26, 2013, the Patent Trial and Appeal Board (PTAB) mailed a Decision initiating a trial for claims 27-29 and 39 on two grounds of patentability. On May 31, 2013, Tessera, Inc. filed a patent owner response.
On April 9, 2013, Amkor Technologies, Inc. filed a petition for inter partes review of Tessera Inc.'s U.S. Patent No. 6,046,076 (IPR2013-00242). On July 12, 2013, Tessera, Inc. filed a patent owner preliminary response.
The patents that are subject to the above-described reexamination proceedings include some of the key patents in Tessera, Inc.'s portfolio, and claims that are treated in the current official actions are being asserted in certain of Tessera, Inc.'s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision could also significantly affect Tessera, Inc.'s ongoing litigations, as described herein, in which patents are being asserted, which in turn could significantly harm the Company's business and consolidated financial position, results of operations and cash flows.
Insolvency Proceedings over the Estate of Qimonda AG, Local Court of Munich, Insolvency Court, File No. 1542 IN 209/09

On January 23, 2009, Qimonda AG filed a bankruptcy petition with the Local Court of Munich, Insolvency Court. On April 1, 2009, the Court opened insolvency proceedings over the estate of Qimonda AG and appointed Rechtsanwalt Dr. Michael Jaffé as the insolvency administrator.
On or about May 27, 2009, Dr. Jaffé chose non-performance of Tessera, Inc.'s license agreement with Qimonda AG under Section 103 of the German Insolvency Code and purported to terminate the license agreement. On June 12, 2009, Tessera, Inc. filed a Proof of Claim in the Qimonda AG bankruptcy alleging amounts due of approximately 15.7 million Euros. On December 2, 2009, Dr. Jaffé preliminarily contested Tessera, Inc.'s claim in full. On November 15, 2010, Dr. Jaffé acknowledged approximately 7.8 million Euros of Tessera, Inc.'s claim. The amount has been registered with the list of creditors' claims at the Local Court of Munich, Insolvency Court. However, both the date and the final amount of recovery for unsecured debtors remain uncertain.
Amkor Technology, Inc. v. Tessera, Inc. (ICC Case No. 16531/VRO)
On or about August 7, 2009, Amkor filed a request for arbitration against Tessera, Inc. before the International Chamber of Commerce (“ICC”). The request, among other things, accused Tessera, Inc. of interference with Amkor's existing and prospective business relationships, of improperly claiming that Amkor had breached the parties' license agreement, and of improperly threatening to terminate that agreement. Amkor seeks relief including judgment that it is in compliance with the license agreement and is a licensee in good standing under the license agreement; judgment that the license agreement remains in effect and no breach alleged by Tessera, Inc. against Amkor has terminated the license agreement; judgment that Amkor's method of calculating royalties on a going-forward basis complies with Amkor's obligations under the license agreement; an injunction against Tessera, Inc. forbidding it from making statements to Amkor's customers and potential customers inconsistent with the above; an injunction against Tessera, Inc. forbidding it from attempting to terminate the license agreement or threatening to terminate the license agreement during the arbitration or based on events occurring prior to the conclusion of the arbitration; a damage award against Tessera, Inc. for attorneys' fees and costs to Amkor associated with this arbitration, together with all other damages resulting from Tessera, Inc.'s alleged acts of tortious interference and punitive damages; all other relief recoverable under the Rules of Arbitration of the ICC; and such other and further relief as the arbitrators deem just and proper.
On November 2, 2009, Tessera, Inc. filed its answer to the request, including counterclaims. The answer, among other things, denies Amkor's accusations and accuses Amkor of failing to pay Tessera, Inc. full royalties on products Amkor sold to Qualcomm and potentially others that are subject to ITC injunctions, of refusing to allow Tessera, Inc. to audit in accordance with the parties' license agreement, of interference with Tessera, Inc.'s prospective economic relationships, of failing to pay royalties or full royalties on products that infringe various U.S. and foreign patents owned by Tessera, Inc., and of violating the implied covenant of good faith and fair dealing. Tessera, Inc. seeks relief including judgment that the license agreement has been breached and that Tessera, Inc. is entitled to terminate the license agreement; judgment that products on which Amkor has not paid the full contractual royalties to Tessera, Inc. are not licensed under Tessera, Inc.'s patents; damages for Amkor's breaches of the license agreement; damages, including punitive damages, for Amkor's interference with Tessera, Inc.'s prospective business relationships; interest on any damages; attorneys' fees and costs incurred by Tessera, Inc.; denial of Amkor's claims against Tessera, Inc.; an order that awards Tessera, Inc. all other relief recoverable under the rules of Arbitration of the ICC; and an order for such other and further relief as the arbitrators deem just and proper.
On January 15, 2010, Amkor filed its response to Tessera, Inc.'s counterclaims, along with new counterclaims by Amkor and a motion for priority consideration of certain issues. In its responsive pleading, Amkor denied Tessera, Inc.'s counterclaims, arguing in part that Tessera, Inc.'s counterclaims for royalties are barred by the doctrines of collateral estoppel and res judicata, and sought a declaratory judgment that it has not infringed and that its packages are not made under any of the patents asserted in Tessera, Inc.'s answer and that the patents are invalid and unenforceable. Amkor also claimed a credit for royalties it alleges it overpaid Tessera, Inc.
On May 14, 2010, Amkor filed a motion to bar Tessera, Inc.'s counterclaims for royalties before December 1, 2008, as res judicata. The Tribunal ruled on Amkor's motion on November 15, 2010, granting Amkor's motion as to Tessera, Inc.'s counterclaims for royalties on some products and timeframes at issue, and denying the motion as to other products and timeframes.
On October 20, 2010, Amkor paid Tessera, Inc. approximately $2.3 million to address a portion of the past royalties claimed by Tessera, Inc.
On December 9 and December 10, 2010, the Tribunal held a two-day trial on certain issues in the arbitration, including (1) royalties payable on a going-forward basis for the patents addressed in the previous arbitration, including but not limited to royalties applicable to packages assembled for Qualcomm, Inc.; (2) Tessera, Inc.'s counterclaim for breach of the audit provision of the license agreement; (3) Tessera, Inc.'s claim for breach of the covenant of good faith and fair dealing, to the extent that it is based on issues (1) and (2) above; and (4) the status of Tessera, Inc.'s latest request to terminate the license agreement, to the extent that it is based on issues (1), (2), and (3) above.
On February 17, 2011, Tessera, Inc. sent Amkor an official notice of termination of Amkor's license agreement with Tessera, Inc. Amkor has disputed Tessera, Inc.'s right to terminate the license agreement.
On March 11, 2011, Tessera, Inc. filed a motion seeking, among other things, to strike Amkor's defense of invalidity for the time period before Amkor challenged the validity of the asserted patents. The Tribunal granted Tessera, Inc.'s motion on July 1, 2011, striking (1) Amkor's invalidity and unenforceability defenses to the payment of royalties that accrued under the asserted U.S. patents before those defenses were raised, and (2) Amkor's invalidity defenses to the payment of royalties due under the asserted foreign patents regardless of when the royalties accrued.
On June 1, 2011, the Tribunal issued an order construing certain claims of the patents-in-suit.
On July 11, 2011, the Tribunal issued a Partial Award on certain issues tried to the Tribunal on December 9-10, 2010. The Tribunal (1) granted Tessera, Inc.'s request for additional royalties due for the patents addressed in the previous arbitration, in an amount to be determined later, but denied Tessera, Inc.'s claim for additional royalties owing from certain packages assembled for customers including Qualcomm, Inc., (2) found that Amkor was in breach of the License Agreement as to its royalty obligations and the audit provision of the license agreement, and (3) deferred a final decision on certain grounds for termination of the license agreement until the second phase of this arbitration has concluded.
On August 15, 2011, pursuant to the parties' stipulation, the Tribunal entered an Order dismissing with prejudice the parties' respective tortious interference claims.
A seven-day hearing on the remaining issues was held from August 15, 2011 to August 21, 2011.
On October 17, 2011, the Tribunal issued a Partial Award on certain issues tried to the Tribunal on December 9-10, 2010. The Tribunal awarded Tessera, Inc. approximately $0.5 million associated with additional royalties due for the patents addressed in the previous arbitration.
On July 6, 2012, the Tribunal issued a Partial Award. Among other things, the Partial Award further interpreted the parties' agreement, found that certain packages were neither licensed nor royalty bearing under the agreement, found that one of the patents at issue in the arbitration was not valid, that seven of the asserted patents were not infringed by the accused Amkor products, that a subset of accused Amkor products did not infringe two additional asserted patents, and that royalties are due under seven of the patents at issue in the arbitration for certain TCC and related integrated circuit packages. In addition, the Tribunal awarded interest to Tessera, Inc., rejected Amkor's contention that it is in compliance with the license agreement and that it is a licensee in good standing, rejected Amkor's claim that Tessera, Inc.'s counterclaims were barred by doctrines of laches, waiver, estoppel, unclean hands or the statute of limitations, rejected Amkor's request to enjoin Tessera, Inc. from behavior outside the arbitral forum, and agreed that Tessera, Inc. was entitled to and did terminate the license agreement as of February 17, 2011. The Tribunal also found that the parties should bear their own attorney's fees and costs. The Partial Award contains additional rulings not summarized here. Further proceedings are expected to be undertaken to ascertain, among other things, the amount due to Tessera, Inc. consistent with the Partial Award. Tessera, Inc. cannot predict the timing of the damage award(s) that may result. On August 20, 2012, Tessera, Inc. received an initial payment of $19.9 million from Amkor related to the Partial Award the Tribunal issued on July 6, 2012.
On November 27, 2012, the Tribunal issued an Addendum to its Partial Award dated July 6, 2012.
On February 20, 2013, the Tribunal issued another Partial Award. Among other things, the February 20, 2013 Partial Award further interpreted the parties' agreement and the scope of products covered by the now-terminated license agreement. Further proceedings are expected to ascertain, among other things, the amount due to Tessera, Inc. consistent with the February 20, 2013 Partial Award. Tessera, Inc. cannot predict the timing of the damages award(s) that may result.
On April 16, 2013, the Tribunal issued an Order laying out a schedule for the exchange of additional discovery and the preparation of a joint expert report in order to finalize the award of damages.
Discovery is proceeding on Tessera, Inc.'s claims for royalties against certain Amkor packages based on certain additional patents Tessera, Inc. has asserted against Amkor. On January 25, 2013 the Tribunal denied Amkor's motion for partial Summary Judgment seeking to exclude certain packages as not covered by the license agreement.
On April 9, 2013, Amkor filed a request for inter partes review of U.S. Patent No. 6,046,076, one of the patents on which the Tribunal awarded damages as part of the July 6, 2012 Partial Award.

Amkor Technology, Inc. v. Tessera, Inc., Civil Action No. CPF-13-512796 (S.F. Superior Ct.)
On February 27, 2013, Amkor filed a petition in San Francisco Superior Court to correct the July 6, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., ICC Case No.16531/VRO, to remove the grant of damages from February 2011 to July 2012, or in the alternative to vacate the award. On March 8, 2013, Amkor filed a motion to Correct An Arbitration Award in the San Francisco Superior Court that substantially repeated the request for relief in its Petition. Amkor's Motion to Correct was heard, and orally denied, on June 14, 2013. The Court issued a signed order denying Amkor's Motion to Correct on June 25, 2013.

Tessera, Inc. v. Amkor Technology, Inc. (ICC Case No. 17976/VRO)
On May 26, 2011, Tessera, Inc. filed an additional request for arbitration against Amkor before the ICC. The request, among other things, alleges that Amkor failed to make a required election under the parties' license agreement, and that Amkor failed to comply with obligations regarding “Licensee Improvements” under the license agreement. Tessera, Inc. seeks relief including a declaration that Amkor breached the license agreement; that the license agreement was properly terminated on this basis; a declaration that Amkor's rights to Tessera, Inc.'s patents expired on May 9, 2011 or earlier; the identification and transfer of all Licensee Improvements to Tessera, Inc.; an injunction preventing Amkor from using Licensee Improvements, to the extent it has not complied with the license agreement; damages and/or disgorgement of profits for Amkor's failure to comply with the license agreement; attorneys' fees, costs and exemplary damages; and an order for such other and further relief as the Tribunal deems just and proper. In its request, Tessera, Inc. estimated the amount in dispute to be in excess of $1 million.
On July 26, 2011, Amkor filed its response to the request, which, among other things, denies Tessera, Inc.'s allegations, raises various purported defenses, asserts that Tessera, Inc.'s requests for relief should be denied, contends that Tessera, Inc. has breached the license agreement, argues that Amkor is entitled to attorneys' fees, costs and exemplary damages relating to the allegations set forth in Tessera, Inc.'s request, and asks that the Tribunal order Tessera, Inc. to pay such further relief to Amkor as the Tribunal deems appropriate. Tessera, Inc. filed an answer denying the allegations in Amkor's response on September 1, 2011.

On April 30, 2013 the ICC upon request of the parties put the matter in abeyance until the earlier of June 30, 2014 or the final resolution of ICC Case No. 16531/VRO.
Tessera, Inc. v. Amkor Technology, Inc., Civil Action No. 1:12-cv-00852-SLR (D. Del.)
On July 6, 2012, Tessera, Inc. filed a complaint against Amkor Technology, Inc. in the United States District Court for the District of Delaware. Tessera, Inc.'s complaint alleges that Amkor has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement of, U.S. Patent No. 6,046,076. The complaint requests of the Court, among other things, a judgment that Amkor has infringed or will infringe, induce others to infringe, and/or commit acts of contributory infringement of one or more claims of U.S. Patent No. 6,046,076; an order that Amkor, its affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, or contributory infringement of the U.S. Patent No. 6,046,076; an order that the infringement be adjudged willful and that the damages be increased under 35 U.S.C § 284 to three times the amount found or measured; an order for an accounting; and an award of damages that result from Amkor's infringing acts, interest on damages, attorneys' fees and such other and further relief as the Court deems just and proper.

The accused products include, for example and without limitation, infringing vacuum encapsulated and molded underfill semiconductor packages manufactured by Amkor that are not licensed based on the July 6, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., 16531/VRO. On August 14, 2012, Amkor filed an answer and counterclaims seeking a declaratory judgment that U.S. Patent No. 6,046,076 is not infringed and is invalid. It also interposed affirmative defenses, including but not limited to, non-infringement, invalidity, estoppel, license, patent exhaustion, failure to mark, and laches. Further, Amkor is seeking an award of attorneys' fees and costs, and such other relief as the Court deems to be just and proper.
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
We earn a significant amount of our revenues from a limited number of customers. For the three and six months ended June 30, 2013, there were three customers that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues could decrease substantially. PTI, one of our customers that accounted for 10% or more of revenue for the year ended December 31, 2012, filed a complaint against Tessera, Inc. in December 2011, seeking a declaratory judgment that PTI had the right to terminate its license agreement due to a breach of contract by Tessera, Inc., and subsequently notified Tessera, Inc. in June 2012 of its purported termination of its license agreement. See Part II, Item 1- Legal Proceedings for additional detail. PTI also notified Tessera, Inc. in its June 2012 letter that PTI would make a final payment under the license agreement in July 2012, which Tessera, Inc. received and is included in our operating results for the year ended December 31, 2012. PTI has ceased payments under the license agreement, which has caused a substantial adverse impact to our royalty revenue as compared to prior periods. If we are not able to replace the revenue from PTI or if we receive an adverse determination in the litigation with PTI, the non-payment by PTI will continue to have a substantial adverse impact on our royalty revenue. In addition, our license agreement with Micron Technology, Inc., another customer that accounted for 10% or more of revenue for the year ended December 31, 2012, expired in May 2012. This expiration has caused a substantial adverse impact to our royalty revenue as compared to periods prior to such expiration. If we are not able to enter into a new license agreement with Micron Technology, Inc., it would continue to have a substantial adverse impact on our royalty revenue.
We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property rights, including material litigation with existing licensees or strategic partners, which could harm either of our business segments, or both.
From time to time, our efforts to obtain a reasonable royalty through our sales effort does not result in the prospective customer agreeing to license our patents. In those cases, we generally will use litigation in order to secure payment for past infringement and as means of securing future royalties for the use of our patents in the customer's products. We also litigate to enforce our other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1 - Legal Proceedings, are examples of disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.
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
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our revenue base. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of revenue for the year ended December 31, 2012 and has since acquired Elpida Memory, Inc., a leading DRAM manufacturer, in August 2013. This expiration has caused a substantial adverse impact to our royalty revenue as compared to periods prior to such expiration. If we fail to replace the expired Micron Technology, Inc. license agreement, it will continue to have a negative impact on our revenue and our results of operations.
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
As more fully described in Part II, Item 1 - Legal Proceedings, we are currently involved in litigation involving some of our patents. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of our patents. In addition, reexamination requests have been filed in the PTO with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. The PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. We are currently asserting these patents and patent claims in litigation and administrative proceedings. If the PTO's adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

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
Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management's time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings historically have been protracted and complex. The time to resolution and complexity of our litigation, their disproportionate importance to our business compared to other companies, the propensity for delay in patent litigation, and the potential that we may lose particular motions as well as the overall litigation all could cause significant volatility in our stock price and materially adversely affect our business and consolidated financial position, results of operations and cash flows.
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
Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes and proposed changes to the patent laws and proposed changes to the rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on June 4, 2013, President Obama issued five executive actions and seven legislative recommendations related to U.S. patent laws and regulations, including, among other things, making “Real Party-in-Interest” the new default in the PTO (patent applicants and owners will regularly update ownership information when they are involved in proceedings before the PTO), strengthening the enforcement process of Exclusion Orders, and providing additional training to PTO examiners. The effects of these changes and recommendations on our patent portfolio and business have yet to be determined, as legislation incorporating the recommendations is currently being debated and the PTO is still in the process of implementing these changes. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.
Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, and we may not receive royalties after that time.
Tessera, Inc.'s license agreement with Texas Instruments, Inc. automatically converts to a fully paid-up license on December 31, 2013, assuming that Texas Instruments complies with all terms and conditions of the license agreement up through its expiration. In addition, Tessera, Inc.'s license agreement with Samsung Electronics Co, Ltd converts to a fully paid-up license after the expiration of its extended term in May 2017. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of Tessera, Inc.'s relevant intellectual property under the terms of the license agreements without further payment, even if relevant patents are still in effect. If we cannot find another source of revenue to replace the revenues from these license agreements converting to fully paid-up licenses, our results of operations following such conversion would be materially adversely affected.

The DRAM market is highly cyclical, which may have a material adverse effect on our business during downturns in the market.
The DRAM market is highly cyclical and from time to time prices for DRAM chips are less than our licensees' or potential licensees' variable costs of making that chip. The DRAM market has gone through many cycles of unprofitability, resulting in the bankruptcy, consolidation or discontinuation of DRAM production by many semiconductor companies. For example, Elpida Memory Inc. filed for bankruptcy protection in 2012, and Micron Technology, Inc. has subsequently entered into a definitive sponsor agreement to acquire and support Elpida Memory Inc., which closed on August 2013. Downturns in the DRAM market that lead to poor profitability, bankruptcy, consolidation or discontinuation of DRAM production by any of these companies could have a material adverse effect on our business.
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
The long-term success of our Intellectual Property business is dependent on future royalties paid to us by licensees. Royalty payments under our licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology. We also have royalty arrangements in which royalties are paid based on a percent of net sales, a per package, or a per unit sold basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees' compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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

the demand for products incorporating semiconductors that use our licensed technology;

the cyclicality of supply and demand for products using our licensed technology;

the impact of economic downturns; and

the timing of receipt of royalty reports may not meet our revenue recognition criteria resulting in fluctuation in our results of operations.

It is difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose revenues.

The terms of our license agreements generally require our licensees to document their use of our technology and report related data to us on a quarterly basis. Although our license terms generally give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our licensees' businesses. Our license compliance program audits certain licensees to review the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that such audits will be effective to that end.

We may be unable to identify or complete a favorable transaction for our DigitalOptics business.
In April 2013, we announced that we are exploring the possibility of seeking third-party investments, joint ventures or a possible sale of our DigitalOptics business and we previously announced that we are exploring a possible separation of our DigitalOptics business from the parent corporation. We have not set a definitive timetable for completing any such strategic alternatives for the DigitalOptics business, and there can be no assurance that the process will result in the identification or selection of a transaction, that any transaction that is identified or selected will be completed, or that a completed transaction will be favorable to us and our stockholders. There are numerous hurdles to any such a transaction, including the ongoing operating losses of the DigitalOptics business, which make it uncertain whether such business could be operated as a stand-alone company or would attract interest from any potential buyer, partner or investor. If we are unable to identify and complete a transaction for our DigitalOptics business, our business, financial position, results of operations and cash flows may be materially adversely impacted.
The future success of our DigitalOptics business depends on our ability to develop our MEMS-based technologies and to partner with third-party manufacturers to produce our MEMS-based components in high volumes and to produce other components of the full camera module.
In March of 2013, we announced that it was no longer necessary for DOC to be a vertically integrated camera module supplier. DOC instead plans to focus its strategy on its MEMS-related technologies and plans to partner with third-party manufacturers to produce our MEMS-based components in high volumes and to produce other components of the full camera module. As part of our DigitalOptics business, we currently derive revenues from licenses to and royalties from our DigitalOptics technologies in consumer electronics, such as mobile phones, digital still cameras, wireless devices, personal computers and other consumer electronics. Our future success depends upon transitioning our image enhancement solutions into the mobile imaging market through delivering revolutionary MEMS-based camera modules through partnerships with other component manufacturers. Any of the following factors could limit the growth of our DigitalOptics technology, and therefore could have an adverse effect on our business and results of operations:

our ability to innovate and provide solutions at lower costs, with improved performance, or with more enhanced features than our competitors;

the relevant markets' rate of adoption of our DigitalOptics technologies;

our ability to find suitable partners;

our ability to raise or generate sufficient capital to execute product ramp plans; and

our competitors who may have superior products or solutions which take away market share or design wins from us.
The markets for semiconductors and related products and camera modules are highly concentrated, and we may have limited opportunities to license our technologies or sell our products.
The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Consolidation in the semiconductor industry may increase this concentration. For example, Micron Technology, Inc. has since acquired Elpida Memory, Inc., a leading DRAM manufacturer, in August 2013. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers' sales and business results. This is also true for the camera module market which is the target market for our DigitalOptics business. In this market, a small number of OEMs account for a substantial portion of purchases of camera-enabled cell phones and other mobile devices. We have been promoting the adoption of our technologies in this market through the supply chain infrastructure by signing licenses with the sensor, lens and camera manufacturers and assemblers. Consolidation of the OEMs may affect our licensees' ability to maintain or establish relationships with these OEMs through which they sell products incorporating our DigitalOptics technologies. As a result, our financial results could be materially adversely affected.

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our revenue growth.
We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including advanced semiconductor packaging and MEMS-based autofocus technologies. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including innovativeness and demand for the technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.
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
For our DigitalOptics technologies, our MEMS-based autofocus technology enables high-precision control of a moving lens for autofocus functionality with a small form factor. This technology compete with autofocus technologies including traditional lens-motion-type autofocus, emerging lens-modification-type autofocus, solutions using voice coil motor technology, and also other computational-type autofocus solutions and other solutions and technologies provided by companies such as DxO Labs. Our Micro-optics products such as the diffractive optical elements used in off-axis illumination for lithography, face competition from products offered by other Micro-optics manufacturers such as JenOptik A.G. as well as emerging technologies such as ASML's FlexRay technology. Our wafer-level camera solution competes with both the traditional lens vendors who enjoy an established supply chain, as well as other wafer-level optics technologies offered by companies such as Heptagon Oy and Anteryon B.V. For the embedded image processing technologies such as Face Detection and our other FaceTools products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. Our competitors in the lens actuator field include VCM manufacturers such as Mitsumi Electric Co., Ltd, Shikoh, and TDK Corporation. We also expect to see other competing technologies emerge.
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
Third parties may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management's attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the U.S. and abroad. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to perform its contractual obligations under the agreement. If we cannot or do not license the infringed intellectual property at all or on reasonable terms, or substitute similar technology from another source, our business, financial position, results of operations and cash flows could suffer.
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

reduced control over delivery schedules, yields, capacity and quality assurance;

limited number of vendors capable of manufacturing our high technology products;

limited availability of vendor capacity for our products which may delay time to market;

failure of vendors to meet our technical requirements;

difficulty in determining target inventory levels based on forecasted demand, which may not be reliable;

infringement or misappropriation of other third parties' or our intellectual property;

limited warranties on products and services supplied to us; and

overhead costs of developing and maintaining a global supply chain.
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

the amount of our product and service revenues;

the timing of obtaining product orders and executing our manufacturing plan for our MEMS solutions;

changes in the level of our operating expenses;

delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

our ability to protect or enforce our intellectual property rights or the terms of our agreements;

legal proceedings affecting our patents, patent applications or license agreements;

the timing of the introduction by others of competing technologies;

changes in demand for semiconductor chips in the specific end markets in which we concentrate;

changes in demand for semiconductor capital equipment, digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers;

the timing of the conclusion of license agreements;

the time it takes to establish new licensing arrangements could be lengthy;

the timing of meeting the requirements for revenue recognition under accounting principles;

changes in accounting principles; and

cyclical fluctuations in semiconductor markets generally.
Due to fluctuations in our operating results, reports from market and security analysts, litigation-related developments, and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.
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
In August 2007, we authorized a plan to repurchase up to a maximum total of $100.0 million of the Company's outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2013, the total amount available for repurchase was $89.5 million. Additionally, in April 2013, we announced a plan to repurchase outstanding shares of our common stock, on an opportunistic basis, in an amount equal to 20-30% of Episodic Gain and, in May 2013, we also announced we expect to execute at least $16.0 million of stock repurchases through our stock repurchase program over the next four quarters. The amount of repurchases under our stock repurchase program will vary based on the amount of Episodic Gain we achieve. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. Furthermore, there can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At June 30, 2013, we held approximately $76.8 million in cash and cash equivalents and $303.7 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, the ongoing financial crises have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The European fiscal crises and the U.S. "fiscal cliff" and the U.S. government sequester have sometimes impacted market conditions for debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3 - “Recent Accounting Pronouncements ” in the Notes to Consolidated Financial Statements.

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

regulatory requirements and prohibitions that differ between jurisdictions;

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

differing employment practices, labor issues and business and cultural factors;

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
From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. For example, in 2011, we announced that we are exploring a possible separation of our DigitalOptics business from the parent corporation, in November 2012, we announced the planned closure of our facility located in Israel, in March 2013, we announced the planned closure of our Zhuhai Facility, and in April 2013 we announced that we are exploring a sale or other strategic alternatives for our DigitalOptics business. We also announced in November 2012 the potential sale of our DigitalOptics manufacturing facility based in Charlotte, North Carolina. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations and cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers, changes in our workforce and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers or former employees. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that the restructuring, disposal or discontinuance will reduce our operating expenses. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
We have recently implemented cost saving measures and may implement additional cost saving measures in the future. These measures may interfere with the operation of our business and if we are unable to realize the anticipated benefits of these measures, our operating results and financial condition could be adversely affected.
In March 2013, we announced a restructuring of our DigitalOptics segment and a reduction of corporate overhead expenses to refocus our DigitalOptics business strategy to achieve the full potential of our differentiated imaging technology while reducing costs. These measures included termination in our workforce and other cost savings measures to reduce our cash expenditures. In April 2013, we also announced our plan to limit additional net spending in fiscal year 2013 on the DigitalOptics business and that we would seek third-party investments, joint ventures or a possible sale of our DigitalOptics business to reduce our financial commitment to the DigitalOptics business while optimizing stockholder return. If we are unable to realize the expected operational efficiencies and financial benefits from these cost-savings measures, our business, operating results and financial condition would be adversely affected. We continue to review our cost structure and may implement further cost saving initiatives in the future. These cost reduction efforts may interfere with our ability to achieve our business objectives, may be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, all of which may have an adverse impact on our business.
In order to realize our business plan for the DigitalOptics business, we will need to invest a significant amount of capital into our DigitalOptics business or find a strategic partner to help defray such costs.
Our manufacturing and research and development objectives in the DigitalOptics business will require substantial additional capital expenditures and increased working capital. For example, we made significant capital expenditures to build a manufacturing facility on Taiwan which officially opened in January 2013. Additionally, we are making inventory purchases and entering into related purchase commitments. These and other investments in our DigitalOptics business may result in restructuring and asset impairment charges which would adversely affect the financial results of the Company. For example, in the first half of 2013, we incurred restructuring and asset impairment charges totaling approximately $22.3 million related to changes in our DigitalOptics business plan.

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

Furthermore, there can be no assurance that our existing capital resources and cash from operations will be sufficient to fund the capital expenditures we will need to make in the future to achieve our manufacturing and research and development objectives, or that we will be able to find a suitable partner to defray such costs. Even if we are able to obtain a suitable partner, such partnership may reduce our overall potential in the DigitalOptics business. If our existing capital resources or cash from operations are not sufficient and we are unable to obtain necessary capital or partner to execute on our DigitalOptics business plan, it would adversely affect our business, financial condition and results of operations.
Disputes regarding our intellectual property may require us to indemnify certain licensees, the cost of which could adversely affect our business operations and financial condition.
While we generally do not indemnify our licensees, some of our license agreements in our DigitalOptics business provide limited indemnities for certain actions brought by third parties against our licensees, and some require us to provide technical support and information to a licensee that is involved in litigation for using our technology. We expect to agree to provide similar indemnity or support obligations to future licensees. Our indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee's development, marketing and sales of licensed DigitalOptics products could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on our business operations, consolidated financial position, results of operations and cash flows.
If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, we may not be able to execute our business strategy effectively.
Our success depends, in large part, on the continued contributions of our key management, engineering, sales, marketing, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel or restrictions on their post-employment ability to solicit our employees, contractors or customers if key personnel voluntarily terminate their employment. The loss of any of our senior management or other key personnel, some of whom have only been in their current positions for a relatively short period of time, could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Thomas Lacey has served as our Interim Chief Executive Officer since May 2013. Our Chief Financial Officer, C. Richard Neely, Jr.'s tenure as the Company's Executive Vice President and Chief Financial Officer ended on June 26, 2013. We announced the appointment of John K. Allen as the Company's Acting Chief Financial Officer, effective as of June 26, 2013. Our future success will depend to a significant extent on our ability to identify successors to these executives that can effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.
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
We are currently upgrading our enterprise resource planning system (“ERP”), and other management information systems which are critical to the operational, accounting and financial functions of our company. Significant management attention and resources are being used and extensive planning is required to support effective implementation of a new ERP and other such systems. In addition, this implementation may carry certain risks, including the risk of significant design errors, and unexpected difficulties may arise that could materially and adversely affect the accuracy and timely reporting of our operating results and impact our ability to manage our business.
Our business operations could suffer in the event of information technology systems' failures or security breaches.
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
We have historically used stock options and other forms of stock-based compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. Since the adoption of the authoritative guidance on share-based payment, we have recorded significant compensation costs associated with our stock-based compensation programs. Difficulties relating to obtaining stockholder approval of equity compensation plans or changes to the plans could make it harder or more expensive for us to grant stock-based compensation to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.
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
Our net deferred tax assets relate predominantly to the United States federal tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the second quarter of 2013, we determined that it was more likely than not we would realize the full value of our federal deferred tax assets. As such, we determined that no valuation allowance is required on our net federal deferred tax assets. We continue to monitor the likelihood that we will be able to recover our deferred tax assets. This determination includes actual profitability to date as well as projected profitability. If future results are less than projected and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.
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
We have made and may continue to make or to pursue acquisitions which could divert management's attention, cause ownership dilution to our stockholders, or be difficult to integrate, which may adversely affect our financial results.
We have made several acquisitions, and it is our current plan to continue to acquire companies, assets, patent portfolios and technologies that we believe are strategic to our future business. Investigating businesses, assets, patent portfolios or technologies and integrating newly acquired businesses, assets, patent portfolios or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management's attention from other business concerns. In addition, we might lose key employees while integrating new organizations or operations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.
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

Following completion of these acquisitions, we may uncover additional liabilities, patent validity, infringement or enforcement issues or unforeseen expenses not discovered during our diligence process. Any such additional liabilities, patent validity, infringement or enforcement issues or expenses could result in significant unanticipated costs not originally estimated, such as impairment charges of acquired assets and goodwill, and may harm our financial results. For example, during 2011 we recorded an impairment of goodwill of $49.7 million, mainly due to a significant decline in our market capitalization for an extended period of time and in the first half of 2013, our restructuring and asset impairment charges totaled approximately $22.3 million related to changes in our DigitalOptics business plan.

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

We are required to estimate and record fair values of contingent assets, liabilities, deferred tax assets and liabilities at the time of an acquisition. Even though these estimates are based on management's best effort, the actual results may differ. Under the current accounting guidance, differences between actual results and management's estimate could cause our operating results to fluctuate or could adversely affect our results of operations.

If our amortizable intangible assets (such as acquired patents) or equity investments become impaired, we may be required to record a significant charge to earnings.
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to periodically review our goodwill, amortizable intangible assets, such as patent portfolio, and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. In the six months ended June 30, 2013, we recorded an impairment of goodwill of $6.7 million when we revised our business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made the Zhuhai Facility unnecessary and the goodwill was tied to the Zhuhai Facility. We also recorded an $8.7 million charge due to the abandonment of existing patents and technology, which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.
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
Dated: August 6, 2013

Tessera Technologies, Inc.

By:	/s/ John K. Allen

John K. Allen
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1
Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013, April 29, 2013 and May 22, 2013

10.1	Employee Letter, dated April 15, 2013, by and between the Company and Richard S. Hill

10.2	Severance Agreement, dated April 15, 2013, by and between the Company and Richard S. Hill

10.3	Consulting Agreement, dated April 15, 2013, by and between Tessera Global Services, Inc. and Dr. Robert A. Young

10.4	Separation Agreement and General Release, dated April 15, 2013, by and between the Company and Dr. Robert A. Young

10.5
Settlement Agreement, dated May 22, 2013, by and between the Registrant and Starboard Value LP (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 24, 2013, and incorporated herein by reference)

10.6
Employment Letter, dated May 29, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 30, 2013, and incorporated herein by reference)

31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1
Certification of the Interim Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxomony Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document