Form 10-Q
period 2013-09-30
TESSERA TECHNOLOGIES INC
filed 2013-11-06
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 18, 2013, 54,334,424 shares of the registrant’s common stock were outstanding.

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I—FINANCIAL INFORMATION

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$78,276	$103,802
Short-term investments	298,538	338,801
Accounts receivable, net	2,497	11,595
Inventories	—	1,507
Short-term deferred tax assets	929	3,880
Current assets of discontinued operations	3,543	—
Other current assets	26,370	15,701
Total current assets	410,153	475,286
Property and equipment, net	53,220	72,544
Intangible assets, net	93,342	120,432
Long-term deferred tax assets	—	22,499
Other assets	858	7,677
Goodwill	—	6,664
Total assets	$557,573	$705,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,885	$14,437
Accrued legal fees	12,437	11,726
Accrued liabilities	10,791	22,140
Deferred revenue	1,197	4,869
Current liabilities of discontinued operations	2,758	—
Total current liabilities	33,068	53,172
Long-term deferred tax liabilities	537	3,102
Other long-term liabilities	5,983	6,403
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 55,418 and 52,947 shares issued, respectively, and 54,485 and 52,293 shares outstanding, respectively	55	53
Additional paid-in capital	524,975	480,347
Treasury stock at cost; 933 and 654 shares of common stock at each period end, respectively	(16,080)	(10,642)
Accumulated other comprehensive income	60	119
Retained earnings	8,975	172,548
Total stockholders’ equity	517,985	642,425
Total liabilities and stockholders’ equity	$557,573	$705,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Royalty and license fees	$26,734	$60,114	$85,674	$161,563
Past production payments	9,900	79	25,400	79
Product and service revenues	626	216	1,464	620
Total revenues	37,260	60,409	112,538	162,262
Operating expenses:
Cost of revenues	850	2,068	3,678	6,102
Research, development and other related costs	20,852	21,611	64,427	63,842
Selling, general and administrative	17,433	22,848	66,088	69,617
Litigation expense	12,698	9,689	44,185	19,905
Restructuring, impairment of long-lived assets and other charges	4,403	—	22,003	—

Total operating expenses	56,236	56,216	200,381	159,466
Operating income (loss)	(18,976)	4,193	(87,843)	2,796
Other income and expense, net	418	3,725	1,240	5,380
Income (loss) before taxes from continuing operations	(18,558)	7,918	(86,603)	8,176
Provision for income taxes	40,484	3,741	21,944	6,554
Income (loss) from continuing operations	(59,042)	4,177	(108,547)	1,622
Loss from discontinued operations, net of tax	(11,927)	(5,289)	(22,859)	(11,231)
Net loss	$(70,969)	$(1,112)	$(131,406)	$(9,609)
Income (loss) per share:
Income (loss) from continuing operations:
Basic	$(1.09)	$0.08	$(2.04)	$0.03
Diluted	$(1.09)	$0.08	$(2.04)	$0.03
Loss from discontinued operations:
Basic	$(0.22)	$(0.10)	$(0.43)	$(0.22)
Diluted	$(0.22)	$(0.10)	$(0.43)	$(0.22)
Net loss:
Basic	$(1.31)	$(0.02)	$(2.47)	$(0.19)
Diluted	$(1.31)	$(0.02)	$(2.47)	$(0.19)
Cash dividends declared per share	$0.10	$0.10	$0.60	$0.20
Weighted average number of shares used in per share calculations-basic	54,076	52,093	53,199	51,908
Weighted average number of shares used in per share calculations-diluted	54,076	52,261	53,199	52,164
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net loss	$(70,969)	$(1,112)	$(131,406)	$(9,609)
Other comprehensive income:
Net unrealized gains (losses) on available-for-securities, net of tax	167	204	(59)	350
Other comprehensive income (loss)	167	204	(59)	350
Comprehensive loss	$(70,802)	$(908)	$(131,465)	$(9,259)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(131,406)	$(9,609)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization of property and equipment	13,070	10,164
Amortization of intangible assets	17,151	18,910
Stock-based compensation expense	10,015	13,249
Gain on disposal of property and equipment and other assets, net	(9,137)	(21)
Impairment of goodwill	6,664	—
Non-cash restructuring, impairment of long-lived assets and other charges	23,142	—
Deferred income tax, net	22,909	(140)
Amortization of premium or discount on investments and other	209	1,132
Changes in operating assets and liabilities:
Accounts receivable, net	8,981	(5,484)
Inventories	1,123	(1,295)
Other assets	(9,640)	(9,240)
Accounts payable	(4,869)	5,883
Accrued legal fees	711	893
Accrued liabilities	(8,214)	(2,603)
Deferred revenue	(3,608)	1,613
Net cash from operating activities	(62,899)	23,452
Cash flows from investing activities:
Purchases of property and equipment	(15,826)	(12,782)
Proceeds from sale of property and equipment and other assets	18,544	63
Purchases of short-term available-for-sale investments	(188,491)	(202,387)
Proceeds from maturities and sales of short-term and long-term investments	228,486	297,340
Acquisition, net of assets acquired	—	(27,173)
Purchases of intangible assets	(2,350)	(4,412)
Net cash from investing activities	40,363	50,649
Cash flows from financing activities:
Dividend paid	(32,167)	(10,414)
Proceeds from exercise of stock options	31,198	1,860
Proceeds from employee stock purchase program	3,417	3,732
Repurchase of common stock	(5,438)	(83)
Net cash from financing activities	(2,990)	(4,905)
Net increase (decrease) in cash and cash equivalents	(25,526)	69,196
Cash and cash equivalents at beginning of period	103,802	55,758
Cash and cash equivalents at end of period	$78,276	$124,954

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
The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2013 and 2012, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2012 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013 (the “Form 10-K”).
The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2013 or any future period and the Company makes no representations related thereto.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2013, as compared to the significant accounting policies described in the Form 10-K.

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
In February 2013, the FASB issued amendments to the FASB Accounting Standards Codification relating to the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted these amendments in the first quarter of fiscal year 2013 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements.
NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Trade and other receivables (1)	$2,497	$11,638
Allowance for doubtful accounts (1)	—	(43)
	$2,497	$11,595

(1) Accounts receivable, net at September 30, 2013 relating to the Company's operations in Charlotte, North Carolina and Zhuhai, China are included in discontinued operations. See Note 6 – "Discontinued Operations," for additional details.

Inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials (2)	$—	$842
Work in process (2)	—	145
Finished goods (2)	—	520
	$—	$1,507

(2) The Company sold its remaining inventory as part of the August 2013 sale of the Company's Micro-Optics operations in Charlotte, North Carolina.

Other current assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Prepaid income taxes	$18,550	$5,826
Interest receivable	2,411	2,963
Other	5,409	6,912
	$26,370	$15,701

Property and equipment, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Furniture and office equipment	$38,202	$54,241
Production equipment	23,618	36,577
Land and buildings	12,195	21,314
Leasehold improvements	16,237	13,873
	90,252	126,005
Less: Accumulated depreciation and amortization	(37,032)	(53,461)
	$53,220	$72,544
Accrued liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Employee compensation and benefits (3)	$7,630	$15,878
Other (3)	3,161	6,262
	$10,791	$22,140

(3) Accrued liabilities at September 30, 2013 relating to the Company's operations in Charlotte, North Carolina and Zhuhai, China are included in discontinued operations. See Note 6 – "Discontinued Operations," for additional details.
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Unrecognized tax benefits	$5,237	$5,212
Other	746	1,191
	$5,983	$6,403
Accumulated other comprehensive income consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Unrealized gain on available-for-sale securities, net of tax	$60	$119
	$60	$119
NOTE 5 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$138,783	$44	$(55)	$138,772
Municipal bonds and notes	118,558	60	(5)	118,613
Commercial paper	22,042	4	(3)	22,043
Treasury and agency notes and bills	21,995	15	—	22,010
Money market funds	30,981	—	—	30,981
Total available-for-sale securities	$332,359	$123	$(63)	$332,419
Reported in:
Cash and cash equivalents				$33,881
Short-term investments				298,538
Total marketable securities				$332,419

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$171,485	$177	$(98)	$171,564
Municipal bonds and notes	110,185	55	(32)	110,208
Treasury and agency notes and bills	29,050	12	(4)	29,058
Commercial paper	46,135	12	(4)	46,143
Money market funds	34,106	—	—	34,106
Certificate of deposit	4,503	1	—	4,504
Total available-for-sale securities	$395,464	$257	$(138)	$395,583
Reported in:
Cash and cash equivalents				$56,782
Short-term investments				338,801
Total marketable securities				$395,583
At September 30, 2013 and December 31, 2012, the Company had $376.8 million and $442.6 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $44.4 million and $47.0 million at September 30, 2013 and December 31, 2012, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three and nine months ended September 30, 2013 and 2012.
Unrealized gains (net of unrealized losses) of $0.1 million, net of tax, as of September 30, 2013, were related to a temporary decrease in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of September 30, 2013 because the Company has the ability to hold these investments to allow for recovery, and does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and nine months ended September 30, 2013 and 2012, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at September 30, 2013 and December 31, 2012, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

September 30, 2013	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$12,171	$(3)	$—	$—	$12,171	$(3)
Municipal bonds and notes	5,495	(5)	—	—	5,495	(5)
Commercial paper	78,059	(55)	—	—	78,059	(55)
Total	$95,725	$(63)	$—	$—	$95,725	$(63)

December 31, 2012	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$60,620	$(98)	$—	$—	$60,620	$(98)
Municipal bonds and notes	48,149	(32)	—	—	48,149	(32)
Commercial paper	10,567	(4)	—	—	10,567	(4)
Certificate of deposit	3,500	(1)			3,500	(1)
Treasury and agency notes and bills	2,997	(3)	—	—	2,997	(3)
Total	$125,833	$(138)	$—	$—	$125,833	$(138)

The estimated fair value of marketable securities by contractual maturity at September 30, 2013 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$202,112
Due in one to two years	130,307
Total	$332,419
NOTE 6 – DISCONTINUED OPERATIONS

In June 2012, DOC, a subsidiary of Tessera Technologies, Inc., completed its acquisition of certain assets of Vista Point Technologies, from Flextronics International Ltd. (the "Zhuhai Transaction"). At the time of the closing of the Zhuhai Transaction, the Company intended to use the acquired assets and related manufacturing business to accelerate its strategy of building the DigitalOptics segment into a manufacturer and supplier of camera modules in the mobile phone market. However, in the first quarter of 2013, the Company determined the DigitalOptics business was to be restructured and announced its plans to close the facility in Zhuhai, China (the "Zhuhai Facility"). As a result of this restructuring, certain assets acquired in the transaction were considered impaired or written off entirely. For further discussion of affected assets, see Note 8 – "Goodwill and Identified Intangible Assets" and Note 15 – "Restructuring, Impairment of long-lived assets and other charges."

In the third quarter of 2013, the Company continued to restructure its DigitalOptics business through the sale of its Micro-Optics business based in Charlotte, North Carolina. Originally purchased in 2006, this business focused on diffractive optical elements, refractive optical elements, and integrated microoptic sub-assemblies. The Company determined these offerings were no longer part of its long-term strategy for the DigitalOptics business. As a result, on August 9, 2013, the Company sold all of the related assets of the Micro-Optics business to a buyer in exchange for $14.9 million in cash which resulted in a disposal gain of $8.7 million, and is included in the net loss from discontinued operations. The Company retained ownership of the related land and building and certain fabrication assets for this facility, which is being leased to the buyer.

The businesses discussed above are considered discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the statements of operations and the balance sheets for all periods presented.

The results from discontinued operations were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2013		September 30, 2012	September 30, 2013		September 30, 2012
Revenues:
Product and service revenues	$1,195		$12,281	$6,318		$18,525
Total revenues	1,195		12,281	6,318		18,525
Operating expenses:
Cost of revenues	1,807		14,680	11,227		22,003
Research, development and other related costs	866		3,004	5,662		9,088
Selling, general and administrative	833		1,162	3,765		3,441
Restructuring, impairment of long-lived assets and other charges	(2,646)	(1)	—	2,000		—
Impairment of goodwill	—		—	6,664	(2)	—
Total operating expenses	860		18,846	29,318		34,532
Operating income (loss) before taxes	335		(6,565)	(23,000)		(16,007)
Provision for (benefit from) income taxes	12,262		(1,276)	(141)		(4,776)
Net loss from discontinued operations	$(11,927)		$(5,289)	$(22,859)		$(11,231)

(1) Includes $2.9 million of severance relating to the sale of the Micro-Optics business in Charlotte, North Carolina ("Charlotte"), $0.9 million of asset impairments relating to Charlotte trade name intangibles (see Note 8 – "Goodwill and Identified Intangible Assets"), $1.5 million in consulting fees for the sale of Charlotte Micro-Optics, and $0.8 million of asset impairments relating to the Zhuhai facility, offset by an $8.7 million gain on sale of Micro-Optics assets.

(2) See Note 8 – "Goodwill and Identified Intangible Assets."

The current assets and current liabilities of discontinued operations were as follows (in thousands):

September 30, 2013
Accounts receivable, net	$117
Other current assets	3,426
Total current assets of discontinued operations	$3,543

Accounts payable	$5
Accrued liabilities	2,689
Deferred revenue	64
Total current liabilities of discontinued operations	$2,758

NOTE 7 – FAIR VALUE

The Company follows the authoritative guidance fair value measurement and the fair value option for financial assets and financial liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of September 30, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$30,981	$30,981	$—	$—
Corporate bonds and notes (2)	138,772	—	138,772	—
Municipal bonds and notes (2)	118,613	—	118,613	—
Treasury and agency notes and bills (2)	22,010	—	22,010	—
Commercial paper (3)	22,043	—	22,043	—
Total Assets	$332,419	$30,981	$301,438	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at September 30, 2013:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$34,106	$34,106	$—	$—
Corporate bonds and notes (2)	171,564	—	171,564	—
Municipal bonds and notes (2)	110,208	—	110,208	—
Treasury and agency notes and bills (2)	29,058	—	29,058	—
Certificate of deposit (2)	4,504	—	4,504	—
Commercial paper (3)	46,143	—	46,143	—
Total Assets	$395,583	$34,106	$361,477	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2012:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.

Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Assets held for sale (1)	Assets included in Discontinued Operations (2)	Other
Balance at December 31, 2012	$—	$—	$—
Transferred to level 3 in June 2013	11,032	3,314	997
Sold in September 2013	(6,200)	—	—
Written-off in September 2013	(3,381)	—	—
Transferred from level 3 in September 2013 (3)	(1,451)	—	—
Balance at September 30, 2013	$—	$3,314	$997

(1) (3) These assets were categorized as level 3 assets as a result of the planned sale of our Micro-Optics business located in Charlotte, North Carolina, which was completed in August 2013. See Note 6 - "Discontinued Operations" for more information. Certain of these assets were not sold but retained and are now included in our continuing operations and are not currently subject to revaluation at future balance sheet dates.
(2) These assets were categorized as level 3 assets as result of the planned closure of the Zhuhai Facility. These assets are considered held for sale at the end of September 30, 2013 and are included in the current assets of discontinued operations caption on the balance sheet. These assets are carried at fair value as determined by using market quotes for these specific assets.

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The changes to the carrying value of goodwill as of and during the nine months ended September 30, 2013, is reflected below (in thousands):

DigitalOptics
Balance at December 31, 2012	$6,664
Impairment of goodwill	(6,664)
Balance at September 30, 2013	$—
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
Identified intangible assets consisted of the following (in thousands):

		September 30, 2013			December 31, 2012
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology (1)	3-15	$132,030	$(46,266)	$85,764	$137,728	$(38,874)	$98,854
Existing technology (2)	5-10	21,734	(17,431)	4,303	54,196	(38,562)	15,634
Customer contracts (3)	3-9	10,000	(6,775)	3,225	12,800	(8,033)	4,767
Trade name (4)	4-10	520	(470)	50	3,620	(2,443)	1,177
Non-competition agreements	2	—	—	—	1,400	(1,400)	—
Assembled workforce	4	—	—	—	300	(300)	—
		$164,284	$(70,942)	$93,342	$210,044	$(89,612)	$120,432
(1) In the first quarter of 2013, the Company recorded a $0.4 million impairment charge, which was included in the net loss from continuing operations due to abandonment of acquired patents and an impairment of $0.9 million relating to patents relating to the Zhuhai, China facility which was included in the loss from discontinued operations. In addition, the Company sold $1.1 million (representing net book value) of patents relating to the Charlotte, North Carolina asset sale in the third quarter of 2013.
(2) In the first quarter of 2013, the Company incurred an $8.3 million charge, which was included in the net loss from continuing operations, due to the abandonment of existing technology which caused a revision of the useful life estimate of these technology assets thus fully impairing them.
(3) In the first quarter of 2013, the Company incurred a $0.7 million impairment charge, which was included in the loss from discontinued operations, relating to the customer contracts of its Zhuhai, China facility.
(4) In the third quarter of 2013, the Company recorded a $0.9 million impairment charge, which was included in the loss from discontinued operations, relating to the trade name intangibles of the Charlotte, North Carolina operation.
Amortization expense for the three months ended September 30, 2013 and 2012 amounted to $5.3 million and $6.2 million, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 amounted to $17.2 million and$18.9 million, respectively. As of September 30, 2013, the estimated future amortization expense of intangible assets is as follows (in thousands):

2013 (remaining 3 months)	$5,233
2014	19,202
2015	18,379
2016	17,525
2017	14,721
Thereafter	18,282
$93,342

NOTE 9 – NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Denominator:
Weighted average common shares outstanding	53,826	52,111	52,293	51,927
Unvested common shares subject to repurchase	250	(18)	906	(19)
Total common shares-basic	54,076	52,093	53,199	51,908
Effect of dilutive securities:
Stock awards	—	30	—	73
Restricted stock awards and units	—	138	—	183
Total common shares-diluted	54,076	52,261	53,199	52,164

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
For the three and nine months ended September 30, 2013, in the calculation of net loss per share, all 2.2 million shares and 2.9 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share as they were anti-dilutive.
For the three and nine months ended September 30, 2012, in the calculation of net loss per share, all 6.5 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share, as they were anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. As of September 30, 2013, the Company had repurchased a total of approximately 904,000 shares of common stock, since inception of the plan, at an average price of $17.16 per share for a total cost of $15.5 million. As of December 31, 2012, the Company had repurchased a total of approximately 645,000 shares of common stock, since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2013, the total amount available for repurchase was $84.5 million, which excludes the $50.0 million increase in the amount authorized noted above. The Company plans to continue to execute authorized repurchases from time to time under the plan.
In May 2013, in connection with the announcement of a special dividend under a revised dividend policy, the Company also announced that it expected to execute at least $16 million of stock repurchases through its stock repurchase program over the ensuing four quarters. Under this program, the Company completed repurchases of common stock totaling $5.0 million during the third quarter of 2013.

Stock Option Plans
The 2003 Plan

In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). As of September 30, 2013, there were 5,804,000 shares reserved for future grant under this plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2012	7,099	$17.80
Options granted	363	$17.91
Options exercised	(1,881)	$16.60
Options canceled / forfeited / expired	(1,707)	$17.22
Balance at September 30, 2013	3,874	$18.65
Information with respect to outstanding restricted stock awards and units as of September 30, 2013 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2012	715	116	831	$16.36
Awards and units granted	237	108	345	$18.84
Awards and units vested / earned	(210)	(27)	(237)	$17.17
Awards and units canceled / forfeited	(268)	(99)	(367)	$16.91
Balance at September 30, 2013	474	98	572	$17.16

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
Employee Stock Purchase Plans
In August 2003, the Board adopted the 2003 Employee Stock Purchase Plan (the "ESPP"), which was approved by the Company’s stockholders in September 2003 and became effective February 1, 2004. Subsequently, the Board adopted the International Employee Stock Purchase Plan (the “International ESPP”) in June 2008.
As of September 30, 2013, there were approximately 211,230 shares reserved for grant under the ESPP and the International ESPP, collectively.
NOTE 11 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of revenues	$(101)	$106	$26	$504
Research, development and other related costs	468	1,326	2,543	4,990
Selling, general and administrative	1,977	2,548	7,446	7,755
Total stock-based compensation expense	$2,344	$3,980	$10,015	$13,249

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2013 and 2012 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Employee stock options	$1,416	$2,341	$6,363	$8,251
Restricted stock awards and units	603	1,154	2,421	3,557
Employee stock purchase plan	325	485	1,231	1,441
Total stock-based compensation expense	$2,344	$3,980	$10,015	$13,249

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
The following assumptions were used to value the options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Expected life (in years)	5.0	3.7	5.0	3.7
Risk-free interest rate	1.4%	0.5%	0.8 - 1.4%	0.5 - 0.8%
Dividend yield	3.8%	2.7%	2.3 - 3.8%	2.2 - 2.7%
Expected volatility	56.7%	48.5%	56.7% - 59.5%	48.5 - 66.4%

NOTE 12 – INCOME TAXES
The provision for income taxes for the three months ended September 30, 2013 was $40.5 million and the provision for income taxes for the nine months ended September 30, 2013 was $21.9 million. The provision for income taxes for the three months and nine months ended September 30, 2013 was primarily due to an increase in valuation allowance on federal deferred taxes in the third quarter as a result of the determination that it was more likely than not that the deferred tax assets would not be realized. The Company recorded a valuation allowance against substantially all of its federal deferred tax assets as it concluded such assets were no longer fully realizable. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company's net deferred tax assets during the third quarter of 2013, the Company determined that it was not more likely than not it would realize the full value of its federal deferred tax assets given current uncertainties regarding the timing of profits that has caused the Company to be in a cumulative three year loss position as of the end of the third quarter of 2013 and, as projected, for the end of 2013. The Company will continue to monitor the likelihood that it will be able to recover its deferred tax assets in the future. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.
The provision for income taxes for the three and nine months ended September 30, 2012 was $3.7 million and $6.6 million, respectively, and was largely comprised of a projected tax expense for domestic and selected foreign jurisdictions as well as foreign withholding and income taxes.
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
As of September 30, 2013, unrecognized tax benefits approximated $5.1 million, of which $3.6 million would affect the effective tax rate if recognized. At December 31, 2012, unrecognized tax benefits were $4.8 million of which $3.6 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $2.9 million to $3.0 million in the next 12 months due to the expected lapse of statutes of limitation relating to the federal and state research tax credit, certain domestic deductions, as well as foreign tax incentives.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2013 and 2012, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of September 30, 2013 and December 31, 2012, the Company had accrued $0.6 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.
At September 30, 2013, the Company's 2008 through 2012 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company is currently under Internal Revenue Service examination related to its 2008 and 2009 tax returns. The Company is not currently under any domestic state income tax examination.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Lease and Purchase Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2013 and 2012 was $1.2 million and $1.1 million, respectively. Rent expense for the nine months ended September 30, 2013 and 2012, was $3.6 million and $2.8 million, respectively.

As of September 30, 2013, future minimum lease payments are as follows (in thousands):

Lease Obligations
2013 (remaining 3 months)	$2,013
2014	3,599
2015	3,280
2016	3,211
2017	2,833
Thereafter	4,806
$19,742
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
On September 20, 2012, the court heard arguments on PTI's July 20, 2012 summary judgment motion and Tessera, Inc.'s August 9, 2012 summary judgment motions and took the motions under submission. On October 2, 2012, the parties stipulated to the court's taking the motions off calendar. On August 1, 2013, the court denied both parties' summary judgment motions without prejudice to renew on the presently-set date for hearing summary judgment motions of December 12, 2013. On October 11, 2013, PTI filed a motion for summary judgment. Tessera, Inc. filed its opposition and cross-motion for summary judgment on November 1, 2013.
On October 23, 2012, the Court granted PTI leave to file its fourth amended and supplemental complaint. PTI's fourth amended complaint adds an allegation to PTI's claim for declaratory relief seeking the recovery and return of royalty payments made to Tessera, Inc. from at least March 2010 in an amount exceeding $130 million and continues to seek the recovery sought in PTI's third amended complaint.
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
The following table sets forth the Company’s segment revenues, operating expenses and operating income (loss) from continuing operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Intellectual Property Segment:
Royalty and license fees	$21,936	$57,721	$74,902	$149,723
Past production payments	9,900	79	25,400	79
Product and service revenues	500	66	541	66
Total Intellectual Property revenues	32,336	57,866	100,843	149,868
DigitalOptics Segment:
Royalty and license fees	4,798	2,393	10,772	11,840
Product and service revenues	126	150	923	554
Total DigitalOptics revenues	4,924	2,543	11,695	12,394
Total revenues	37,260	60,409	112,538	162,262
Operating expenses:
Intellectual Property Segment	27,050	25,533	88,904	68,858
DigitalOptics Segment	21,718	19,308	76,299	54,896
Corporate Overhead	7,468	11,375	35,178	35,712
Total operating expenses	56,236	56,216	200,381	159,466
Operating income (loss) from continuing operations:
Intellectual Property Segment	5,286	32,333	11,939	81,010
DigitalOptics Segment	(16,794)	(16,765)	(64,604)	(42,502)
Corporate Overhead	(7,468)	(11,375)	(35,178)	(35,712)
Total operating income (loss) from continuing operations	$(18,976)	$4,193	$(87,843)	$2,796
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Korea	$17,760	47%	$14,181	24%	$49,788	45%	$33,661	21%
U.S.	12,163	33	28,591	47	39,699	35	72,538	45
Japan	5,777	16	5,093	8	15,066	13	16,326	10
Other Asia	1,432	4	11,921	20	6,706	6	35,918	22
Europe and other	128	—	623	1	1,279	1	3,819	2
	$37,260	100%	$60,409	100%	$112,538	100%	$162,262	100%
For the three and nine months ended September 30, 2013, three customers each accounted for 10% or more of total revenues. For the three months ended September 30, 2012, four customers each accounted for 10% or more of total revenues. For the nine months ended September 30, 2012, two customers each accounted for 10% or more of total revenues.

As of September 30, 2013 and December 31, 2012, property and equipment, net, by geographical area are presented below (in thousands):

	September 30, 2013	December 31, 2012
Taiwan	$25,977	$18,176
U.S.	24,099	39,467
Israel	1,488	1,834
Asia Pacific and other	1,656	2,028
China	—	11,039
Total	$53,220	$72,544
NOTE 15 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES
Beginning in 2011, the Company initiated a reorganization of its DigitalOptics segment. These actions were intended to refocus its DigitalOptics Corporation ("DOC") business strategy to achieve the full potential of its differentiated imaging technology while reducing costs. In August 2011, the Company announced a commitment to undertake a workforce reduction at its Yokohama, Japan development facility and to close that facility in order to optimize the Company’s operations. Expenses incurred as a result of these activities consisted of severance, costs related to the continuation of certain employee benefits and expenses related to the closure of the facility and termination of the operating lease, and are recorded in restructuring and other charges on the statement of operations. Total restructuring and other charges related to these activities were $5.2 million, all of which were expensed in the year ended December 31, 2011 and these activities were completed during the first quarter of 2012. In November 2012, the Company announced a restructuring of its DigitalOptics segment in Tel Aviv, Israel. In connection with this effort, DigitalOptics reduced its workforce and ceased operations at its facility in Tel Aviv, Israel and incurred total charges of $2.5 million in the fourth quarter of 2012.
In 2013, the Company continued reorganizing the DigitalOptics segment by closing its manufacturing operation in Zhuhai, China and selling a significant portion of the assets of the Company's Micro-Optics business based in Charlotte, North Carolina. For the first nine months of 2013, the Company incurred cumulative charges, which includes continuing and discontinued operations in total, of $6.1 million in severance and $17.9 million in impairment of long-lived assets and other charges. Refer to the table below for more details of the restructuring, impairment of long-lived assets and other charges which are presented on a combined continuing and discontinued operations basis.
The Company did not incur restructuring charges in the nine months ended September 30, 2012. Information with respect to restructuring, impairment of long-lived assets and other charges as of September 30, 2013 is as follows (in thousands):

	Employee Severance	Impairment of long-lived assets and other	Total
Balance at December 31, 2012	$1,913	$28	$1,941
Charges in 2013 (1)	2,064	13,691	15,755
Cash payments	(1,967)	(25)	(1,992)
Non-cash items	—	(13,694)	(13,694)
Balance at March 31, 2013	2,010	—	2,010
Charges in 2013 (2)	1,109	5,381	6,490
Cash payments	(1,781)	(1,464)	(3,245)
Non-cash items	(367)	(3,398)	(3,765)
Balance at June 30, 2013	971	519	1,490
Charges in 2013 (3)	2,914	(1,157)	1,757
Cash payments	(3,470)	(1,729)	(5,199)
Non-cash items	(59)	2,659	2,600
Balance at September 30, 2013	$356	$292	$648

(1) Employee severance recorded in the first quarter of 2013 was $2.1 million, of which $0.7 million was recorded in discontinued operations relating to the closure of the Zhuhai Facility. Impairment of long-lived assets and other of $13.7 million in the three months ended March 31, 2013 included impairment charges of $3.4 million from discontinued operations and $10.3 million from continuing operations. Impairment from discontinued operations included $1.8 million in manufacturing equipment assets held for sale resulting from the closure of the Zhuhai Facility, and impairment charges of $0.7 million relating to customer relationships and $0.9 million relating to patents acquired from the Zhuhai Transaction. Impairments from continuing operations included a $0.3 million impairment of research and development equipment relating to the closure of the facility in Tel Aviv, Israel, $1.3 million of manufacturing equipment assets held for sale relating to the Taiwan operation, and an $8.7 million charge due to the abandonment of patents and technology which caused a revision of the useful life estimate of these patents and technology assets thus fully impairing them (see Note 8 – "Goodwill and Identified Intangibles Assets" for more information about the accelerated amortization of existing technology).
(2) Restructuring and other charges totaled $6.5 million in the three months ended June 30, 2013 of which $6.0 million was included in continuing operations and $0.5 million was classified in discontinued operations, which included $0.2 million of severance payments relating to the Zhuhai operation and $0.3 million of severance payments relating to the Charlotte operation. Impairment of long-lived assets and other of $5.4 million, which was recorded in continuing operations in the three months ended June 30, 2013, included $1.9 million impairment of the investment in NemoTek Technologie S.A., $1.5 million charge related to disposal of an entity that furthered advanced packaging solutions, an impairment charge of $1.1 million in manufacturing equipment assets held for sale relating to the Taiwan operation, and $0.9 million in asset impairments relating to the Intellectual Property and DOC business.
(3) Restructuring and other charges totaled $1.8 million in the three months ended September 30, 2013 of which $4.4 million of expenses was recorded in continuing operations and a net gain of $2.6 million was classified in discontinued operations (see Note 6 – "Discontinued Operations" for more details about restructuring and other charges in discontinued operations). Employee severance in the three months ended September 30, 2013 consisted of $2.9 million of severance payments primarily relating to the sale of the Micro-Optics business in Charlotte, North Carolina. On a continuing and discontinued operation basis as a whole, the net gain of $1.2 million of impairment of long-lived assets and other charges in the three months ended September 30, 2013 included a $3.4 million impairment of assets relating to the Charlotte operation, $1.5 million in consulting fees for the sale of Charlotte assets, $0.9 million impairment of trade name intangibles relating to the Charlotte operation, $0.5 million impairment of a lease as a result of the closure of the Zhuhai facility, and impairment charges of $0.6 million relating to fixed assets in the DOC business, offset by an $8.7 million gain on sale of assets relating to the Charlotte operation.

NOTE 16 – SUBSEQUENT EVENT
On October 14, 2013, the Board declared a cash dividend of $0.10 per share of common stock for the third quarter, payable on December 12, 2013, for the stockholders of record at the close of business on November 21, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2012 found in the Form 10-K.
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

Tessera, the Tessera logo, µBGA, OptiML, DOC, the DOC logo, the mems|cam logo, FaceTools, Invensas, the Invensas logo and SHELLCASE are trademarks or registered trademarks of the Company or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.
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

In November 2012, we announced a restructuring of our DigitalOptics segment to focus efforts on our core MEMS camera module business. The following restructuring and other activities have occurred in 2013:

•
We announced that we are exploring the possibility of seeking third-party investments, joint ventures or a possible sale of our DigitalOptics business, so as to reduce the capital resources required from us while optimizing stockholder return on investment.

•
We closed our Zhuhai Facility and consolidated our manufacturing capabilities into Taiwan. By closing the Zhuhai Facility, our long-term strategy is to no longer supply the whole camera module; however, we will manufacture whole camera modules in limited quantities in the near term. Our primary focus will be on developing the mems|cam actuator, the imaging software and user applications, and on manufacturing and supplying only the lens barrel. As a result of this closure, certain assets in the Zhuhai Facility were considered impaired or written off entirely. For further discussion of affected assets, see " Note 8 – "Goodwill and Identified Intangible Assets" and Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Condensed Consolidated Financial Statements.

•	We signed a manufacturing agreement with a high volume camera module production partner

•	We received our first volume purchase order for our mems|cam camera module product.

•
We sold our Micro-Optics business based in Charlotte, North Carolina. Originally purchased in 2006, this business focused on diffractive optical elements, refractive optical elements, and integrated micro-optic sub-assemblies. We retained ownership of the related land and building and certain fabrication assets for this facility, which is being leased to the buyer of the business. For further discussion, see Note 6 - "Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements. All other assets of this business were sold.

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

Results of Operations
Acquisitions and Restructuring Activities
We have grown our business partly through acquisitions. In June 2012, we completed the Zhuhai Transaction, which involved the acquisition of certain assets of Vista Point Technologies, a Tier One qualified camera module manufacturing business, from Flextronics International Ltd. for consideration of $29.0 million, net of $11.9 million cash acquired. Approximately $7.6 million of the consideration was placed in escrow at the initial closing, of which, approximately $4.1 million was subject to delivery of certain additional assets by Flextronics International Ltd. no later than March 31, 2013 and approximately $2.8 million of which was released in connection with the delivery of certain additional assets in the fourth quarter of 2012. In October 2013, approximately $2.9 million of the consideration in the escrow account was released to us in connection with a settlement agreement reached with Flextronics with respect to the additional assets. As noted under "Business Overview" above, we closed this facility and consolidated our manufacturing operations in Taiwan.

In connection with the restructuring our DigitalOptics business, on August 9, 2013, the Company sold all of the related assets of the Micro-Optics business located in Charlotte, North Carolina in exchange for $14.9 million in cash which resulted in a disposal gain of $8.7 million, included in the net loss for discontinued operations.
All discussions below relate to continuing operations unless otherwise specified.
Revenues
Our revenues are generated from royalty and license fees, past production payments, and product and service revenues. Royalty and license fees are generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one quarter lag. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenues depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of the element and the nature of our deliverables and obligations. In addition, our royalty revenues will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by licensees; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; (e) volume incentive pricing terms in licensing agreements that may result in significant variability in quarterly revenue recognition from customers and (f) the impact of economic downturns.
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
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Royalty and license fees	72%	100%	76%	100%
Past production payments	27	—	23	—
Product and service revenues	2	—	1	—
Total Revenues	100	100	100	100
Operating expenses:
Cost of revenues	2	3	3	4
Research, development and other related costs	56	36	57	39
Selling, general and administrative	47	38	59	43
Litigation expense	34	16	39	13
Restructuring, impairment of long-lived assets and other charges	12	—	20	—
Total operating expenses	151	93	178	98
Operating income (loss) from continuing operations	(51)	7	(78)	2
Other income and expense, net	1	6	1	3
Income (loss) from continuing operations before taxes	(50)	13	(77)	5
Provision for (benefit from) income taxes	109	6	19	4
Income (loss) from continuing operations	(158)	7	(96)	1
Loss from discontinued operations, net of tax	(32)	(9)	(20)	(7)
Net loss	(190)%	(2)%	(117)%	(6)%

The following table sets forth our revenues by type (in thousands, except for percentages):

	Three Months Ended
	September 30, 2013		September 30, 2012		Increase (Decrease)	% Change
Royalty and license fees	$26,734	72%	$60,114	100%	$(33,380)	(56)%
Past production payments	9,900	27	79	—	9,821	n/a
Product and service revenues	626	2	216	—	410	190
Total revenues	$37,260	101%	$60,409	100%	$(23,149)	(38)%

	Nine Months Ended
	September 30, 2013		September 30, 2012		Increase (Decrease)	% Change
Royalty and license fees	$85,674	76%	$161,563	100%	$(75,889)	(47)%
Past production payments	25,400	23	79	—	25,321	n/a
Product and service revenues	1,464	1	620	—	844	136
Total revenues	$112,538	100%	$162,262	100%	$(49,724)	(31)%

Total revenue for the three months ended September 30, 2013 and 2012 was $37.3 million and $60.4 million, respectively. See “Segment Operating Results” below for an explanation of the changes in revenue between the reporting periods.
Total revenue for the nine months ended September 30, 2013 and 2012 was $112.5 million and $162.3 million, respectively. See “Segment Operating Results” below for an explanation of the changes in revenue between the reporting periods.
Cost of Revenues
Cost of revenues primarily consists of amortization of intangible assets related to acquired technologies, direct compensation and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. Excluding amortization of acquired intangible assets, cost of revenues relates primarily to product and service revenues. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies, the product and service revenues component of total revenues, the mix of product sales to semiconductor, optics and communications industries and the timing of property and equipment being placed in service. Our cost of revenues has declined as our product revenue has declined in accordance with our strategy for our DigitalOptics business, which included the closure of the Zhuhai Facility and the sale of our Micro-Optics business in Charlotte, North Carolina. We anticipate that within the next few quarters, our cost of revenue will begin to increase from current levels as we begin fulfilling production orders related to our mems|cam product technology through our production facility in Taiwan.
Cost of revenues for the three months ended September 30, 2013 was $0.9 million, as compared to $2.1 million for the three months ended September 30, 2012, a decrease of $1.2 million, or 57%. The decrease was primarily related to the $0.8 million decrease in amortization due to the impairment of intangibles that occurred in the three months ended March 31, 2013. See Note 8 – "Goodwill and Identified Intangibles Assets" of the Notes to Condensed Consolidated Financial Statements for additional details. Cost of revenues for the nine months ended September 30, 2013 was $3.7 million, as compared to $6.1 million for the nine months ended September 30, 2012, a decrease of $2.4 million, or 39%.The decrease was primarily due to the $1.5 million decrease in amortization expense, and $0.7 million decrease in outside service related expenses.
Research, Development and Other Related Costs
Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, circuitry design, 3D architecture, wafer-level packaging technology, high-density substrate, image sensor packaging, and image enhancement technology, including MEMS-based products. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the three months ended September 30, 2013 were $20.9 million, as compared to $21.6 million for the three months ended September 30, 2012, a decrease of $0.7 million, or 3%. The decrease was primarily related to a reduction in outside services of $0.9 million, masks and tooling expense of $0.8 million, and stock-based compensation of $0.4 million. These decreases were partially offset by an increase in depreciation expense of $0.7 million, and facilities related expense of $0.7 million.
Research, development and other related costs for the nine months ended September 30, 2013 were $64.4 million, as compared to $63.8 million for the nine months ended September 30, 2012, an increase of $0.6 million, or 1%. This increase resulted primarily from an increase in facilities related expenses of $1.9 million, and depreciation expense of $2.1 million. These increases were partially offset by a decrease in outside services of $2.6 million and stock-based compensation expense of $1.6 million.
Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, reverse engineering personnel and services, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, legal fees and expenses, facilities costs, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items. Our selling, general and administrative expenses have declined in 2013 as we have implemented our cost savings strategies.
Selling, general and administrative expenses for the three months ended September 30, 2013 were $17.4 million, as compared to $22.8 million for the three months ended September 30, 2012, a decrease of $5.4 million, or 24%. The decrease was primarily attributable to decreases in outside services of $1.1 million, stock-based compensation of $0.6 million, facilities related expenses of $0.8 million, and travel related expenses of $0.6 million.
Selling, general and administrative expenses for the nine months ended September 30, 2013 were $66.1 million, as compared to $69.6 million for the nine months ended September 30, 2012, a decrease of $3.5 million, or 5%. The decrease was primarily attributable to a $2.0 million decrease in outside services and $1.5 million in travel related costs.
Litigation Expense
Litigation expense for the three months ended September 30, 2013 was $12.7 million, as compared to $9.7 million for the three months ended September 30, 2012, an increase of $3.0 million, or 31%. Litigation expense for the nine months ended September 30, 2013 was $44.2 million, as compared to $19.9 million for the nine months ended September 30, 2012, an increase of $24.3 million, or 122%. These increases were primarily attributable to the increase of case activities in our docket of legal proceedings.
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
Restructuring, Impairment of Long-Lived Assets and Other Charges
In March 2013, we announced further restructuring of our DigitalOptics segment to focus our efforts on our core MEMS camera module business, and a reduction in corporate overhead. In connection with these actions, in the three months ended September 30, 2013, we incurred total charges of $4.4 million which were mainly due to a $3.4 million impairment of assets that we are currently leasing to the buyer of the Micro-Optics business (see Note 6 – “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements for additional details). We incurred $22.0 million of restructuring, impairment of long-lived assets and other charges in the nine months ended September 30, 2013 which were mainly due to $19.4 million of impairments of long-lived assets (see Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" of the Notes to Condensed Consolidated Financial Statements for additional details).

Impairment of Goodwill
In March 2013, we recorded an impairment charge of goodwill of $6.7 million, included in discontinued operations, due to the closure of the Zhuhai Facility. See Note 8 – “Goodwill and Identified Intangible Assets” of the Notes to Condensed Consolidated Financial Statements for additional details.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of revenues	$(101)	$106	$26	$504
Research, development and other related costs	468	1,326	2,543	4,990
Selling, general and administrative	1,977	2,548	7,446	7,755
Total stock-based compensation expense	$2,344	$3,980	$10,015	$13,249

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2013 and 2012 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Employee stock options	$1,416	$2,341	$6,363	$8,251
Restricted stock awards and units	603	1,154	2,421	3,557
Employee stock purchase plan	325	485	1,231	1,441
Total stock-based compensation expense	$2,344	$3,980	$10,015	$13,249

Stock-based compensation awards include employee stock options, restricted stock awards and units and employee stock purchases. Stock-based compensation expense for the three months ended September 30, 2013 and 2012 was $2.3 million and $4.0 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2013 and 2012 was $10.0 million and $13.2 million, respectively. These decreases in the three and nine months ended September 30, 2013 when compared to the same periods in the prior year primarily relate to decreases resulting from fully amortized expense as shares become vested, forfeitures of restricted stock awards and units, offset by higher expenses related to the modification of stock awards. Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.
Other Income and Expense, Net
Other income and expense, net for the three months ended September 30, 2013 was $0.4 million, as compared to $3.7 million, for the three months ended September 30, 2012. Other income and expense, net for the nine months ended September 30, 2013 was $1.2 million, as compared to $5.4 million, for the nine months ended September 30, 2012. The decreases in the three and nine month periods of 2013, when compared to the same periods in the prior year, resulted from lower interest income due to reduced balances in our portfolio of cash, cash equivalents and short term investments. Also included in the $5.4 million in 2012 was a portion of the payment from Amkor related to the International Court of Arbitration of the International Chamber of Commerce interim award in favor of Tessera, Inc. that was recorded as interest income.
Provision for (benefit from) Income Taxes
The provision for income taxes for the three months ended September 30, 2013 was $40.5 million and the provision for income taxes for the nine months ended September 30, 2013 was $21.9 million. The provision for income taxes for the three months and nine months ended September 30, 2013 was primarily due to an increase in valuation allowance on federal deferred taxes recorded in the third quarter of 2013 as a result of the determination that it was more likely than not that the deferred tax assets would not be realized. The provision for income taxes for the three and nine months ended September 30, 2012 was $3.7 million and $6.6 million, respectively, and was largely comprised of a projected tax expense for domestic and selected foreign jurisdictions as well as foreign withholding and income taxes. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter.
During the third quarter of 2013, we recorded a valuation allowance against substantially all of our federal deferred tax assets as we concluded such assets were no longer fully realizable. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the third quarter of 2013, we determined that it was not more likely than not we would realize the full value of our federal deferred tax assets given current uncertainties regarding the timing of profits that has caused the Company to be in a cumulative three year loss position as of the end of the third quarter of 2013 and, as projected, for the end of 2013. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.

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
The following table sets forth our segments’ revenues, operating expenses and operating loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Intellectual Property Segment:
Royalty and license fees	$21,936	$57,721	$74,902	$149,723
Past production payments	9,900	79	25,400	79
Product and service revenues	500	66	541	66
Total Intellectual Property revenues	32,336	57,866	100,843	149,868
DigitalOptics Segment:
Royalty and license fees	4,798	2,393	10,772	11,840
Product and service revenues	126	150	923	554
Total DigitalOptics revenues	4,924	2,543	11,695	12,394
Total revenues	37,260	60,409	112,538	162,262
Operating expenses:
Intellectual Property Segment	27,050	25,533	88,904	68,858
DigitalOptics Segment	21,718	19,308	76,299	54,896
Corporate Overhead	7,468	11,375	35,178	35,712
Total operating expenses	56,236	56,216	200,381	159,466
Operating income (loss):
Intellectual Property Segment	5,286	32,333	11,939	81,010
DigitalOptics Segment	(16,794)	(16,765)	(64,604)	(42,502)
Corporate Overhead	(7,468)	(11,375)	(35,178)	(35,712)
Total operating income (loss)	$(18,976)	$4,193	$(87,843)	$2,796
Revenues and operating income and loss amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate Overhead expenses which have been excluded are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the three months ended September 30, 2013, Corporate Overhead expenses were $7.5 million as compared to $11.4 million for the three months ended September 30, 2012. The decrease of $3.9 million was mainly attributable to decreases in employee related expenses of $0.9 million, stock based compensation of $0.6 million, and outside services of $0.9 million. For the nine months ended September 30, 2013, Corporate Overhead expenses were $35.2 million as compared to $35.7 million for the nine months ended September 30, 2012. The $0.5 million decrease was mainly attributable to a $1.3 million decrease in employee related expenses which resulted primarily from reduced headcount due to our restructuring of our DigitalOptics business offset by an increase in severance of $0.8 million.

Intellectual Property Segment

	Three Months Ended				Nine Months Ended
	September 30, 2013	September 30, 2012	Increase (Decrease)	% Change	September 30, 2013	September 30, 2012	Increase (Decrease)	% Change
Revenues:
Intellectual Property:
Royalty and license fees	$21,936	$57,721	$(35,785)	(62)%	$74,902	$149,723	$(74,821)	(50)%
Past production payments	9,900	79	9,821	n/a	25,400	79	25,321	n/a
Product and service revenues	500	66	434	n/a	541	66	475	n/a
Total Intellectual Property revenues	32,336	57,866	(25,530)	(44)	100,843	149,868	(49,025)	(33)
Operating expenses:
Cost of revenues	169	193	(24)	(12)	520	696	(176)	(25)
Research, development and other related costs	6,565	7,283	(718)	(10)	19,559	24,977	(5,418)	(22)
Selling, general and administrative	6,908	8,377	(1,469)	(18)	22,482	23,044	(562)	(2)
Litigation expense	12,692	9,680	3,012	31	44,031	20,141	23,890	119
Restructuring charges, impairment of long-lived assets and other charges	716	—	716	n/a	2,312	—	2,312	n/a
Total operating expenses	27,050	25,533	1,517	6	88,904	68,858	20,046	29
Total operating income	$5,286	$32,333	$(27,047)	(84)%	$11,939	$81,010	$(69,071)	(85)%

Intellectual Property revenues consist primarily of royalties received from our licensees. For the three months ended September 30, 2013, Intellectual Property revenues were $32.3 million as compared to $57.9 million for the three months ended September 30, 2012, a decrease of $25.6 million, or 44%. The overall decrease in revenues was primarily due to the $35.8 million decrease in royalty revenues primarily from Micron Technology Inc. and Powertech Technology, Inc. offset by a $9.8 million increase in past production payments.
For the nine months ended September 30, 2013, Intellectual Property revenue was $100.8 million, compared to $149.9 million in the first nine months of the prior year. The overall $49.0 million decrease in revenues in the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to the decrease in royalty revenues primarily from Micron Technology Inc. and Powertech Technology, Inc. offset by an increase in past production payments.
Operating expenses for the three months ended September 30, 2013 were $27.1 million and consisted primarily of research, development and other related costs of $6.6 million, selling, general and administrative expense of $6.9 million and litigation expense of $12.7 million. The increase of $1.5 million, or 6%, in total operating expense as compared to $25.5 million for the three months ended September 30, 2012, was primarily attributable to a $3.0 million increase in litigation expense offset by a $1.5 million decrease in selling, general and administrative expenses.
Operating expenses for the nine months ended September 30, 2013 were $88.9 million and consisted primarily of research, development and other related costs of $19.6 million, selling, general and administrative expenses of $22.5 million and litigation expenses of $44.0 million. The increase of $20.0 million or 29% was primarily attributable to the $23.9 million increase in litigation expense offset by a $5.4 million decrease in research and development expense.
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
Operating income for the three months ended September 30, 2013 was $5.3 million as compared to operating income of $32.3 million for the three months ended September 30, 2012, which represented a decrease of $27.0 million, or 84%, for the reasons stated above. Operating income for the nine months ended September 30, 2013 and 2012 was $11.9 million and $81.0 million, respectively, which represented a decrease of $69.1 million, or 85%, for the reasons stated above.

DigitalOptics Segment

	Three Months Ended				Nine Months Ended
	September 30, 2013	September 30, 2012	Increase (Decrease)	% Change	September 30, 2013	September 30, 2012	Increase (Decrease)	% Change
Revenues:
DigitalOptics
Royalty and license fees	$4,798	$2,393	2,405	101%	$10,772	$11,840	$(1,068)	(9)%
Product and service revenues	126	150	(24)	(16)	923	554	369	67
Total DigitalOptics revenues	4,924	2,543	2,381	94	11,695	12,394	(699)	(6)
Operating expenses:
Cost of revenues	681	1,875	(1,194)	(64)	3,158	5,406	(2,248)	(42)
Research, development and other related costs	14,287	14,328	(41)	—	44,868	38,865	6,003	15
Selling, general and administrative	3,340	3,105	235	8	10,470	10,625	(155)	(1)
Litigation	—	—	—	n/a	74	—	74	n/a
Restructuring, impairment of long-lived assets and other charges	3,410	—	3,410	n/a	17,729	—	17,729	n/a
Total operating expenses	21,718	19,308	2,410	12	76,299	54,896	21,403	39
Total operating loss	$(16,794)	$(16,765)	$(29)	—%	$(64,604)	$(42,502)	$(22,102)	52%
DigitalOptics revenues for the three months ended September 30, 2013 were $4.9 million as compared to $2.5 million for the three months ended September 30, 2012, an increase of $2.4 million or 94%. The increase in DigitalOptics revenues in the three months ended September 30, 2013 as compared to the same period in 2012 was due primarily to higher revenues related to royalties and licenses of our image enhancement technologies.
DigitalOptics revenue for the nine months ended September 30, 2013 was $11.7 million, compared to $12.4 million in the first nine months of the prior year. The decrease was due primarily to lower royalty revenues from customers whose reported units were lower than the prior year.
Operating expenses for the three months ended September 30, 2013 were $21.7 million. The increase of $2.4 million, or 12%, in total operating expenses as compared to $19.3 million for the three months ended September 30, 2012, was primarily due to the $3.4 million increase in restructuring, impairment of long-lived assets, and other charges. As a result of the sale of the Micro-Optics business at the facility in Charlotte, North Carolina, we recorded a $3.4 million impairment of assets relating to that business. We are currently leasing such assets to the buyer of the Micro-Optics business. See Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" of the Notes to Condensed Consolidated Financial Statements for additional details.
Operating expenses for the nine months ended September 30, 2013 were $76.3 million and consisted of cost of revenues of $3.2 million, research, development and other related costs of $44.9 million, selling, general and administrative expenses of $10.5 million, and restructuring, impairment of long-lived assets and other charges of $17.7 million, an increase of $21.4 million, or 39%, in total operating expenses as compared to $54.9 million for the nine months ended September 30, 2012. The increase was primarily due to the $17.7 million restructuring, impairment of long-lived assets and other charges. See Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" of the Notes to Condensed Consolidated Financial Statements for additional details.
Operating expenses are expected to increase from current levels for the remainder of 2013 due to manufacturing activities in connection with shipments of our mems|cam product during the fourth quarter.
Operating loss for the nine months ended September 30, 2013 and 2012 was $64.6 million and $42.5 million, respectively, which represented an increased loss of $22.1 million, or 52%, for the reasons stated above.
We have incurred significant operating losses from the DigitalOptics segment. If the anticipated future results of the DigitalOptics segment do not materialize as expected, then the related long-lived assets could be subject to additional impairment charges in the future.

Liquidity and Capital Resources

	As of September 30,	As of December 31,
(in thousands, except for percentages)	2013	2012
Cash and cash equivalents	$78,276	$103,802
Short-term investments	298,538	338,801
Total cash, cash equivalents and short-term investments	$376,814	$442,603
Percentage of total assets	68%	63%

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net cash from operating activities	$(62,899)	$23,452
Net cash from investing activities	$40,363	$50,649
Net cash from financing activities	$(2,990)	$(4,905)
In 2013, our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $376.8 million at September 30, 2013, a decrease of $65.8 million from $442.6 million at December 31, 2012. Cash and cash equivalents were $78.3 million at September 30, 2013, a decrease of $25.5 million from $103.8 million at December 31, 2012. The decrease in cash and cash equivalents was primarily the result of $62.9 million in cash used by operating activities and $3.0 million net cash used in financing activities, offset by $40.4 million in cash provided by investing activities.
Cash flows used in operations were $62.9 million for the nine months ended September 30, 2013, primarily due to our net loss of $131.4 million being adjusted for non-cash items of depreciation and amortization of $13.1 million, restructuring and impairment of $23.1 million, amortization of intangible assets of $17.2 million, impairment of goodwill of $6.7 million, stock-based compensation expense of $10.0 million and deferred income taxes of $22.9 million, offset by changes in operating assets and liabilities of $15.5 million.
Cash flows provided by operations were $23.5 million for the nine months ended September 30, 2012, primarily due to net loss of $9.6 million, adjusted for non-cash items of depreciation and amortization of $29.1 million and stock-based compensation expense of $13.2 million and a net increase in the changes in operating assets and liabilities of $10.2 million.
Net cash provided by investing activities was $40.4 million for the nine months ended September 30, 2013, primarily related to the maturities and sales of short-term investments of $228.5 million, offset by purchases of available-for-sale securities of $188.5 million, purchases of intangible assets of $2.4 million, and purchases of property and equipment of $15.8 million.
Net cash provided by investing activities was $50.6 million for the nine months ended September 30, 2012, primarily related to proceeds from maturities and sales of investments of $297.3 million, offset by purchases of short-term investments of $202.4 million, cash of $27.2 million used in our acquisition of the Zhuhai Entity and related assets from Flextronics, purchases of property and equipment of $12.8 million and purchases of intangible assets of $4.4 million.
Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2013 due to dividend payments of $32.2 million and stock repurchases of $5.4 million, offset by the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three and nine months ended September 30, 2013 and 2012, no impairment charges with respect to our investments were recorded.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of September 30, 2013, we have repurchased approximately 904,000 shares of common stock at a total cost of $15.5 million under this plan at an average price of $17.16. As of September 30, 2013, the total amount available for repurchase was $84.5 million, which excludes the increased authorization in November 2013. We plan to continue to execute authorized repurchases from time to time under the plan.

In April 2013, we announced plans for a capital allocation strategy.  The strategy maintains the current quarterly dividend.  We also announced a plan to provide for special dividends once a year equal to 20-30% of “Episodic Gain,” which is net gain resulting from “Episodic Revenue”. We define Episodic Revenue as revenue other than revenue payable over at least one year pursuant to a contract, and may include revenue such as non-recurring engineering fees, initial license fees, back payments resulting from audits, damages awards from courts or tribunals, and lump sum settlement payments. Another 20-30% of Episodic Gain would be used to provide a “sinking fund” to provide for the growth of the quarterly dividends. We also announced a plan to repurchase outstanding shares of our common stock in an amount equal to 20-30% of Episodic Gain.  We anticipate that all quarterly and special dividends, as well as stock repurchases, would be paid out of cash, cash equivalents and short-term investments.

In May 2013, we paid a special dividend of $0.30 per common share in accordance with the revised dividend policy noted above. The special dividend was calculated based on the Episodic Gain we generated over the preceding four quarters. We also announced we expect to execute at least $16 million of stock repurchases through our stock repurchase program over the ensuing four quarters. We completed stock repurchases of $5.0 million during the third quarter of 2013.

We recently announced initial volume production orders of our mems|cam product. As customer demand for these products increases, there may be immediate capital expenditures needed to support higher volume manufacturing of the mems|cam lens barrels in our Taiwan facility. In addition, to the extent order volume increases, we expect increased use of cash for working capital requirements, which may be significant depending on the extent and timing of such growth.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and short-term investments currently available, will be sufficient to fund our operations, dividends and stock repurchases and acquisition needs for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$19,742	$2,013	$10,090	$4,749	$2,890
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
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2013 and 2013, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of September 30, 2013 and December 31, 2012, the Company had accrued $0.6 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 13 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements and Related Party Transactions
As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the three and nine months ended September 30, 2013 there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.
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
Change in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On January 4, 2012, the court set a fact discovery cut-off date of January 18, 2013, a hearing on claim construction and certain dispositive motions on December 5, 2013, and a trial date of April 7, 2014. In July 2012, in connection with the filing of back-royalty reports and the payment of back royalties, Tessera, Inc. by stipulation dismissed its cause of action for breach of contract by ChipMOS Technologies, Inc. and ChipMOS U.S.A. and its cause of action for breach of contract by the SPIL entities. On October 2, 2012, the Court granted the stipulated dismissal with prejudice of Tessera, Inc.'s breach of contract claim against STATS ChipPAC Ltd., STATS ChipPAC (BVI) Ltd., and STATS ChipPAC, Inc.
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
On March 28, 2013, the court entered an Order modifying certain dates in the case schedule. Among other things, the Order set a hearing on claim construction and certain dispositive motions on April 24, 2014 and a trial date of August 25, 2014.
On April 30, 2013, Tessera, Inc. entered into a settlement with SPIL. Tessera, Inc. filed a stipulated dismissal as to SPIL on May 9, 2013.
Tessera, Inc. v. Motorola, Inc., et. al, Civil Action No. 4:12-cv-00692-CW (N.D. Cal.)
On April 17, 2007, Tessera, Inc. filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc. (“Freescale”), and ATI Technologies ULC (“ATI”) in the United States District Court for the Eastern District of Texas, alleging infringement of Tessera, Inc.'s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants' respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney's fees, interest and costs. Tessera, Inc. filed an amended complaint on May 22, 2007. The parties agreed that the case would be temporarily stayed pending completion, including appeals, of ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. On or about June 2, 2009, Motorola, Inc. and Tessera, Inc. entered into a settlement and license agreement regarding certain Tessera, Inc. technology, including the patents at issue in this action. Tessera, Inc.'s request to dismiss Motorola, Inc. from the action was granted by the Court on June 8, 2009.
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
In February 2013, Tessera, Inc. reached a settlement with ATI, and filed a stipulated dismissal as to ATI on March 22, 2013.
On March 28, 2013, the Court entered an Order modifying certain dates in the case schedule. Among other things, the Order set a hearing on claim construction and certain dispositive motions on April 24, 2014 and a trial date of August 25, 2014.
In August 2013, Tessera, Inc. reached a settlement with Freescale, and filed a stipulated dismissal as to Freescale on September 9, 2013.
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
On September 20, 2012, the court heard arguments on PTI's July 20, 2012 summary judgment motion and Tessera, Inc.'s August 9, 2012 summary judgment motions and took the motions under submission. On October 2, 2012, the parties stipulated to the court's taking the motions off calendar. On August 1, 2013, the court denied both parties' summary judgment motions without prejudice to renew on the presently-set date for hearing summary judgment motions of December 12, 2013. On October 11, 2013, PTI filed a motion for summary judgment. Tessera, Inc. filed its opposition and cross-motion for summary judgment on November 1, 2013.
On October 23, 2012, the Court granted PTI leave to file its fourth amended and supplemental complaint. PTI's fourth amended complaint adds an allegation to PTI's claim for declaratory relief seeking the recovery and return of royalty payments made to Tessera, Inc. from at least March 2010 in an amount exceeding $130 million and continues to seek the recovery sought in PTI's third amended complaint.
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
The Court issued its case management order on June 26, 2012, setting the schedule for the case. On January 3, 2013 the Court granted a stipulation by the parties to extend the case schedule. On February 13, 2013, the Court granted a stipulation by the parties further extending the case schedule. Both Tessera, Inc. and UTAC Taiwan have filed cross motions for summary judgment which are set for hearing on November 8, 2013.

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
On June 17, 2011, Sony filed a request with the U.S. Patent and Trademark Office ("PTO") for inter partes reexamination of U.S. Patent No. 6,885,106, and on September 24, 2012, Sony filed a petition with the PTO for inter partes review of U.S. Patent No. 6,054,337, as discussed in greater detail in the “ Reexamination Proceedings ” section below. On October 11, 2012, Sony filed a motion to stay the litigation pending completion of proceedings on both asserted patents before the PTO. On November 27, 2012, Tessera, Inc., Sony, and Renesas submitted to the Court a stipulated order whereby each party agreed to dismiss with prejudice its claims and counterclaims regarding U.S. Patent No. 6,885,106, each party to bear its own fees and costs, and to stay the litigation until the earlier of: (1) The Patent Trial and Appeal Board's (“PTAB”) denial of Sony's Petition for inter partes review of U.S. Patent No. 6,054,337, or (2) the confirmation by the PTAB of claim 27 or claim 28 of U.S. Patent No. 6,054,337. As part of the stipulation, Renesas agreed not to assert invalidity of U.S. Patent No. 6,054,337 in the litigation based on prior art raised unsuccessfully in the inter partes review of U.S. Patent No. 6,054,337. The parties otherwise expressly reserved all rights and made no admissions. On December 11, 2012, the Court entered the parties' stipulated order. Sony and Tessera, Inc. have agreed to settle this matter as to Sony and to request dismissal of the inter partes review of U.S. Patent No. 6,054,337.

Tessera, Inc. v. Sony Corporation, Civil Action No. 5:11-04399-EJD (N.D. Cal.)
On May 26, 2011, Tessera, Inc. filed a complaint against Sony Corporation in the California Superior Court for Santa Clara County. Tessera, Inc.'s complaint alleges breach of contract and breach of the covenant of good faith and fair dealing claims against Sony Corporation. Tessera, Inc. contends that Sony Corporation failed to abide by the terms of a royalty-bearing technology license agreement between the parties. Tessera, Inc. contends that it commissioned an audit of payments due by Sony Corporation under the agreement, delivered an audit report to Sony Corporation on February 14, 2011, and that Sony Corporation has failed to pay the amounts the auditors found due. Tessera, Inc. requests its damages, plus interest, costs and attorney's fees. Sony Corporation removed the case to federal district court (Northern District of California) on September 2, 2011. On September 8, 2011, Sony Corporation filed an answer and defenses to Tessera, Inc.'s complaint, and a counterclaim alleging breach of the implied covenant of good faith and fair dealing. On January 31, 2012, the Court issued a Case Management Order, setting various case deadlines, including scheduling a Preliminary Pretrial Conference for February 22, 2013. On October 10, 2012 Sony Corporation filed a motion requesting leave to file an Amended Answer, which proposed adding counterclaims against Tessera, Inc. for fraud, violation of Cal. Bus. & Prof. Code 17200, and civil conspiracy. On January 7, 2013, the Court denied Sony Corporation's motion for leave to file an Amended Answer and issued an order resetting various case deadlines, including rescheduling the Preliminary Pretrial Conference to March 22, 2013. On July 1, 2013, Sony Corporation filed a motion for partial summary judgment. On July 9, 2013, the Court struck Sony Corporation's motion as untimely. The final Pretrial Conference was held on October 17, 2013, and trial was scheduled to commence on October 28, 2013, but the parties settled on October 25, 2013.
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
The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed by Tessera, Inc. on August 6, 2007. On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.'s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009. The PTO's Answer to Tessera, Inc.'s appeal brief was mailed on July 13, 2010. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.'s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and SPIL filed a Notice of Appeal on June 2, 2011. On November 15, 2011, the Examiner mailed an Examiner's Answer maintaining all positions set forth in the Right of Appeal Notice issued on May 3, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.'s December 21, 2012 petition on January 2, 2013. On January 28, 2013, the Patent Trial and Appeal Board denied Tessera Inc.'s December 21, 2012 petition and dismissed SPIL's January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, reversing the Examiner's favorable decision of patentability, by rejecting all of the claims subject to reexamination on a new ground. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.'s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera Inc. filed a response and request to reopen prosecution together with new evidence to address the new ground of rejection in the Board's December 21, 2012 Decision on Appeal. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.'s February 21 response and request to reopen prosecution. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,433,419, indicating that it will make no further comment or otherwise participate in the proceeding and also that it does not object to Tessera, Inc. having substantive ex parte communication with the Patent Office for the remainder of the proceeding. On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the examiner for consideration of Tessera Inc.'s response filed February 21, 2013. The order entered certain new evidence submitted by Tessera Inc. in said response and dismissed SPIL's March 21, 2013 comments as moot in view of SPIL's withdrawal. On September 25, 2013, the Examiner issued a determination in which the Examiner recommended that the Patent Trial and Appeal Board maintain the new grounds of rejection in the Board's December 21, 2012 Decision on Appeal. Tessera, Inc. will have the opportunity to submit comments in response to the Examiner's determination, after which the proceeding will be returned to the Patent Trial and Appeal Board for reconsideration, and such reconsideration is expected to include a further oral hearing. U.S. Patent No. 6,433,419 expired on September 24, 2010, but the inter partes reexamination will continue after expiration.

The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007. On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On June 9, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. A Right of Appeal Notice was issued on June 22, 2009. Tessera, Inc. filed a Notice of Appeal on July 22, 2009. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera, Inc. filed a Notice of Appeal on March 3, 2011, and SPIL filed a Notice of Cross Appeal on March 7, 2011. On August 22, 2011, the examiner mailed an examiner's answer maintaining all positions set forth in the Right of Appeal Notice issued on February 18, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.'s December 21, 2012 petition on January 2, 2013. On January 28, 2013 the Patent Trial and Appeal Board denied Tessera Inc.'s December 21, 2012 petition and dismissed SPIL's January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, affirming the Examiner's previous holding of unpatentability as to some claims, reversing the Examiner's favorable decision of patentability as to other claims by rejecting those claims on new grounds of rejection, and affirming the Examiner's favorable decision of patentability as to still other claims. On January 4, 2013, the Patent Trial and

Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.'s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera Inc. filed a request to reopen prosecution together with new evidence to address the new grounds of rejection in the Board's December 21, 2012 Decision on Appeal. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.'s February 21 request to reopen prosecution. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,465,893, indicating that it will make no further comment or otherwise participate in the proceeding and also that it does not object to Tessera, Inc. having substantive ex parte communication with the Patent Office for the remainder of the proceeding. On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the examiner for consideration of Tessera Inc.'s request filed February 21, 2013. The order entered certain new evidence submitted by Tessera Inc. in said request and dismissed SPIL's March 21, 2013 comments as moot in view of SPIL's withdrawal. On July 17, 2013, the Examiner issued a determination in which the Examiner recommended that the Patent Trial and Appeal Board maintain certain of the new grounds of rejection in the board's December 21, 2012 Decision on Appeal as to certain claims, and recommended that the board withdraw other new grounds of rejection as to certain claims. On August 16, 2013, Tessera, Inc. submitted comments in response to the Examiner's determination, after which the proceeding will be returned to the Patent Trial and Appeal Board for reconsideration. On August 19, 2013, Tessera, Inc. requested an oral hearing before the Patent Trial and Appeal Board. U.S. Patent No. 6,465,893 expired on September 24, 2010, but the inter partes reexamination will continue after expiration.
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
On January 29, 2013, Tessera, Inc. filed a Statutory Disclaimer in the patent file of U.S. Patent No. 6,885,106 dedicating to the public all of the originally issued claims in U.S. Patent No. 6,885,106. Tessera, Inc. then filed, on February 5, 2013, a Supplemental Amendment in the reexamination that canceled all pending claims and alerted the Examiner to the Statutory Disclaimer. The Supplemental Amendment also sought termination of the inter partes reexamination proceeding. On February 11, 2013, at the specific request of the U.S. Patent and Trademark Office, Tessera, Inc. filed in the reexamination a Notice of Concurrent Proceedings, again alerting the Examiner to the Statutory Disclaimer filed in the patent file of U.S. Patent No. 6,885,106. On February 25, 2013, the PTO mailed a Notice of Intent to issue a Reexamination Certificate (NIRC), which terminated the reexamination and noted the status of the claims as: 1-60 currently disclaimed and 61-155 cancelled. On September 3, 2013, a Reexamination Certificate issued showing all claims had been cancelled from the patent.
European Oppositions
On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera, Inc.'s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera, Inc. filed a Notice of Appeal on August 24, 2009. On September 17, 2013, the EPO Board of Appeals issued a “Summons to attend oral proceedings” which states “preliminary” opinions which expresses the Board's view that the principal reason for revocation of EP672 Patent set forth by the Opposition Division is incorrect. An oral hearing before the EPO Board of Appeals is scheduled to be held on January 30, 2014. On September 24, 2011, the EP672 Patent expired, but the appeal continues.
Inter Partes Review Proceedings

On September 24, 2012, Sony filed a petition for inter partes review of Tessera, Inc.'s U.S. Patent No. 6,054,337 (IPR2012-00033). On September 27, 2012, the PTO mailed a Notice accepting the petition filing, which set a December 27, 2012 deadline for Tessera, Inc. to file a preliminary response. Tessera, Inc. filed a patent owner preliminary response on December 26, 2012. On February 26, 2013, the Patent Trial and Appeal Board (PTAB) mailed a Decision initiating a trial for claims 27-29 and 39 on two grounds of patentability. On May 31, 2013, Tessera, Inc. filed a patent owner response. On September 3, 2013, Sony filed a Reply to Tessera’s Patent Owner Response. The PTAB has scheduled the Oral Hearing for November 21, 2013. Sony and Tessera, Inc. have agreed to request that the PTAB dismiss this inter partes review.
On April 9, 2013, Amkor Technologies, Inc. filed a petition for inter partes review of Tessera Inc.'s U.S. Patent No. 6,046,076 (IPR2013-00242). On July 12, 2013, Tessera, Inc. filed a patent owner preliminary response. On October 11, 2013 the Patent Trial and Appeal Board instituted a trial for claims 1-8, 10-13, 18, 19, 24, and 25 on a single ground of unpatentability for each claim.
The patents that are subject to the above-described reexamination, opposition and inter partes review proceedings include some of the key patents in Tessera, Inc.'s portfolio, and claims that are treated in the current official actions are being asserted in certain of Tessera, Inc.'s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision could also significantly affect Tessera, Inc.'s ongoing litigations, as described herein, in which patents are being asserted, which in turn could significantly harm the Company's business and consolidated financial position, results of operations and cash flows.
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
On July 5, 2012, the Tribunal issued a Partial Award. Among other things, the Partial Award further interpreted the parties' agreement, found that certain packages were neither licensed nor royalty bearing under the agreement, found that one of the patents at issue in the arbitration was not valid, that seven of the asserted patents were not infringed by the accused Amkor products, that a subset of accused Amkor products did not infringe two additional asserted patents, and that royalties are due under seven of the patents at issue in the arbitration for certain TCC and related integrated circuit packages. In addition, the Tribunal awarded interest to Tessera, Inc., rejected Amkor's contention that it is in compliance with the license agreement and that it is a licensee in good standing, rejected Amkor's claim that Tessera, Inc.'s counterclaims were barred by doctrines of laches, waiver, estoppel, unclean hands or the statute of limitations, rejected Amkor's request to enjoin Tessera, Inc. from behavior outside the arbitral forum, and agreed that Tessera, Inc. was entitled to and did terminate the license agreement as of February 17, 2011. The Tribunal also found that the parties should bear their own attorney's fees and costs. The Partial Award contains additional rulings not summarized here. Further proceedings are expected to be undertaken to ascertain, among other things, the amount due to Tessera, Inc. consistent with the Partial Award. Tessera, Inc. cannot predict the timing of the damage award(s) that may result. On August 20, 2012, Tessera, Inc. received an initial payment of $19.9 million from Amkor related to the Partial Award the Tribunal issued on July 5, 2012.
On November 27, 2012, the Tribunal issued an Addendum to its Partial Award dated July 6, 2012.
On February 20, 2013, the Tribunal issued another Partial Award. Among other things, the February 20, 2013 Partial Award further interpreted the parties' agreement and the scope of products covered by the now-terminated license agreement.
On April 16, 2013, the Tribunal issued an Order laying out a schedule for the exchange of additional discovery and the preparation of a joint expert report in order to finalize the award of damages consistent with Partial Awards issued on July 5, 2012 and February 20, 2013. On September 26, 2013, the Tribunal heard oral arguments concerning disputes over the damages amount. On October 7, 2013, the Tribunal issued an interim order, ordering Amkor to provide additional discovery. The Tribunal also ordered a supplemental joint expert report and further briefing, which are due in December 2013. Further proceedings are expected to ascertain, among other things, the amount due to Tessera, Inc. Tessera, Inc. cannot predict the timing of the damages award(s) that may result.

Expert discovery is proceeding on Tessera, Inc.'s claims for royalties against certain Amkor packages based on certain additional patents Tessera, Inc. has asserted against Amkor. On January 25, 2013 the Tribunal denied Amkor's motion for partial Summary Judgment seeking to exclude certain packages as not covered by the license agreement. On June 4, 2013, the Tribunal issued a claim construction ruling on the additional patents. A hearing on these additional patents is tentatively scheduled for June 2014.
On April 9, 2013, Amkor filed a request for inter partes review of U.S. Patent No. 6,046,076, one of the patents on which the Tribunal awarded damages as part of the July 5, 2012 Partial Award. Tessera, Inc. filed its preliminary response to the petition on July 12, 2013. The Patent Trial and Appeal Board instituted a trial for claims 1-8, 10-13, 18, 19, 24, and 25, each on a single ground of unpatentability for each claim.
Amkor Technology, Inc. v. Tessera, Inc., Civil Action No. CPF-13-512796 (S.F. Superior Ct.)
On February 27, 2013, Amkor filed a petition in San Francisco Superior Court to correct the July 5, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., ICC Case No.16531/VRO, to remove the grant of damages from February 2011 to July 2012, or in the alternative to vacate the award. On March 8, 2013, Amkor filed a motion to Correct An Arbitration Award in the San Francisco Superior Court that substantially repeated the request for relief in its Petition. Amkor's Motion to Correct was heard, and orally denied, on June 14, 2013. The Court issued a signed order denying Amkor's Motion to Correct on June 25, 2013. Amkor filed a notice of appeal on August 26, 2013.
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
On April 9, 2013, Amkor filed a request for inter partes review of U.S. Patent No. 6,046,076. Tessera, Inc. filed its preliminary response on July 12, 2013. The Patent Trial and Appeal Board instituted a trial for claims 1-8, 10-13, 18, 19, 24, and 25, each on a single ground of unpatentability.
On April 29, 2013 Tessera, Inc. filed a reply to Amkor's counterclaims and an additional counterclaim against Amkor regarding infringement of U.S. Patent No. 6,046,076. Tessera, Inc. interposed affirmative defenses, including but not limited to, arbitration and award, res judicata and issue preclusion, failure to state a claim, validity and infringement, and equitable relief.

On May 23, 2013, Amkor filed an answer to Tessera, Inc.'s counterclaim in reply, seeking to dismiss Tessera, Inc.'s counterclaim in reply. Amkor also asserted affirmative defenses, including but not limited to, non-infringement, invalidity, estoppel, license, patent exhaustion, failure to mark, laches, equitable estoppel, failure to state a claim, and no irreparable harm.

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
We earn a significant amount of our revenues from a limited number of customers. For the three and nine months ended September 30, 2013, there were three customers that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues could decrease substantially. PTI, one of our customers that accounted for 10% or more of revenue for the year ended December 31, 2012, filed a complaint against Tessera, Inc. in December 2011, seeking a declaratory judgment that PTI had the right to terminate its license agreement due to a breach of contract by Tessera, Inc., and subsequently notified Tessera, Inc. in June 2012 of its purported termination of its license agreement. See Part II, Item 1- Legal Proceedings for additional detail. PTI also notified Tessera, Inc. in its June 2012 letter that PTI would make a final payment under the license agreement in July 2012, which Tessera, Inc. received and is included in our operating results for the year ended December 31, 2012. PTI has ceased payments under the license agreement, which has caused a substantial adverse impact to our royalty revenue as compared to prior periods. If we are not able to replace the revenue from PTI or if we receive an adverse determination in the litigation with PTI, the non-payment by PTI will continue to have a substantial adverse impact on our royalty revenue. In addition, our license agreement with Micron Technology, Inc., another customer that accounted for 10% or more of revenue for the year ended December 31, 2012, expired in May 2012. This expiration has caused a substantial adverse impact to our royalty revenue as compared to periods prior to such expiration. If we are not able to enter into a new license agreement with Micron Technology, Inc., it would continue to have a substantial adverse impact on our royalty revenue.
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
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our revenue base. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of revenue for the year ended December 31, 2012 and has since acquired Elpida Memory, Inc., a leading DRAM manufacturer, in July 2013. This expiration has caused a substantial adverse impact to our royalty revenue as compared to periods prior to such expiration. If we fail to replace the expired Micron Technology, Inc. license agreement, it will continue to have a negative impact on our revenue and our results of operations.
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
We derive a significant portion of our revenues from licenses and royalties. The success of our licensing business depends on our ability to continue to acquire and develop high quality patent portfolios. We devote significant resources to sourcing and acquiring patent portfolios and to developing new technologies to address the evolving needs of the semiconductor and the consumer and communication electronics industries and we must continue to do so in the future to remain competitive. The competition for acquiring high quality patent portfolios is intense and there is no assurance that we can continue to acquire such patent portfolios on favorable terms. Moreover, developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new or improved technologies in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times from 2013 through 2032. We need to develop or acquire successful innovations and obtain revenue-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.
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
The DRAM market is highly cyclical and from time to time prices for DRAM chips are less than our licensees' or potential licensees' variable costs of making that chip. The DRAM market has gone through many cycles of unprofitability, resulting in the bankruptcy, consolidation or discontinuation of DRAM production by many semiconductor companies. For example, Elpida Memory Inc. filed for bankruptcy protection in 2012, Micron Technology, Inc. subsequently entered into a definitive sponsor agreement to acquire and support Elpida Memory Inc., which closed in July 2013. Downturns in the DRAM market that lead to poor profitability, bankruptcy, consolidation or discontinuation of DRAM production by any of these companies could have a material adverse effect on our business.
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
In March 2013, we announced that it was no longer necessary for DOC to be a vertically integrated camera module supplier. DOC instead plans to focus its strategy on its MEMS-related technologies and plans to partner with third-party manufacturers to produce our MEMS-based components in high volumes and to produce other components of the full camera module. As part of our DigitalOptics business, we currently derive revenues from licenses to and royalties from our DigitalOptics technologies in consumer electronics, such as mobile phones, digital still cameras, wireless devices, personal computers and other consumer electronics. Our future success depends upon transitioning our image enhancement solutions into the mobile imaging market through delivering revolutionary MEMS-based camera modules through partnerships with other component manufacturers.

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
The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Consolidation in the semiconductor industry may increase this concentration. For example, Micron Technology, Inc. has since acquired Elpida Memory, Inc., a leading DRAM manufacturer, in July 2013. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers' sales and business results. This is also true for the camera module market which is the target market for our DigitalOptics business. In this market, a small number of OEMs account for a substantial portion of purchases of camera-enabled cell phones and other mobile devices. We have been promoting the adoption of our technologies in this market through the supply chain infrastructure by signing licenses with the sensor, lens and camera manufacturers and assemblers. Consolidation of the OEMs may affect our licensees' ability to maintain or establish relationships with these OEMs through which they sell products incorporating our DigitalOptics technologies. As a result, our financial results could be materially adversely affected.

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
Initial revenue from our MEMS-based technology will be dependent on a single customer.
We have invested a significant amount of our resources into acquiring and developing our MEMS-based technology. On October 8, 2013, we announced that Guangdong Oppo Mobile Telecommunications Corp., Ltd (“OPPO”), a leading Chinese smartphone OEM, placed the first mems|cam volume production purchase order. We anticipate that initial revenues from our MEMS-based technologies will be dependent on purchase orders from OPPO. If we are unable to diversify our customer base in a timely fashion, or at all, our mems|cam business will be dependent on OPPO, and if we lose OPPO as a customer before we diversify our customer base our mems|cam business will be significantly impacted and our results of operations and financial condition may be materially and adversely affected.
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
Our Intellectual Property business incurs significant reverse engineering expenditures on products of potential licensees in order to prepare sales and marketing collateral. We employ intensive marketing and sales efforts to educate licensees, potential licensees and original equipment manufacturers about the benefits of our technologies. In addition, even if these companies adopt our technologies, they must devote significant resources to integrate fully our technologies into their operations. If our marketing and sales efforts are unsuccessful, then we will not be able to achieve widespread acceptance of our technology. In addition, ongoing litigation could impact our ability to gain new licensees which could have an adverse effect on our financial condition, results of operations and cash flows.
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
We are investing in manufacturing capability in our factory in Taiwan. While we have hired personnel with manufacturing and product marketing experience, we do not, as a company, have extensive experience in these areas. We have a development group in Arcadia, California, that must successfully transfer new product programs to mass production, but we do not have any proven experience in this transfer process. Therefore, our relative lack of experience may make it difficult for us to manufacture DigitalOptics products in commercial quantities while meeting the quality, price, engineering, design, and production standards required to profitably market those products. Even if we are successful in integrating and developing our manufacturing capabilities and processes, we do not know whether we will do so in time to satisfy the requirements of customers. Failure to meet the manufacturing requirements of customers, including Tier One OEMs, and the failure to successfully market our products to such customers, would adversely affect our business and results of operations.
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
We currently rely on the use of certain materials available from a single supplier or a limited number of suppliers for the manufacturing of our mems|cam products. In addition, we utilize proprietary assembly equipment for certain critical steps of the lens barrel assembly process. If any or some of these materials or proprietary equipment become unavailable, or, if any of these suppliers cease operations and we cannot find an alternative source, our execution of our business strategy could be delayed and our revenues from our DigitalOptics business could be adversely affected.
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
In April 2013, we announced plans for a revised capital allocation policy.  The revised policy maintains the current quarterly dividend.  We also announced a plan to provide for special dividends once a year equal to 20-30% of “Episodic Gain,” which is net gain resulting from “Episodic Revenue”. We define Episodic Revenue as revenue other than revenue payable over at least one year pursuant to a contract, and may include revenue such as non-recurring engineering fees, initial license fees, back payments resulting from audits, damages awards from courts or tribunals, and lump sum settlement payments. Another 20-30% of Episodic Gain would be used to provide a “sinking fund” to provide for the growth of the quarterly dividends. We anticipate that all quarterly and special dividends would be paid out of cash, cash equivalents and short-term investments. The amount of special dividends under the dividend policy will vary based on the Episodic Gain we achieve. Additionally, the dividend policy and the payment of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.
In August 2007, we authorized a plan to repurchase up to a maximum total of $100.0 million of the Company's outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2013, the total amount available for repurchase was $84.5 million. Additionally, in April 2013, we announced a plan to repurchase outstanding shares of our common stock, on an opportunistic basis, in an amount equal to 20-30% of Episodic Gain and, in May 2013, we also announced we expect to execute at least $16.0 million of stock repurchases through our stock repurchase program over the next four quarters. During the third quarter of 2013, we repurchased 259,000 shares for an aggregate amount of $5.0 million. The amount of repurchases under our stock repurchase program will vary based on the amount of Episodic Gain we achieve. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. Furthermore, there can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases.
The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At September 30, 2013, we held approximately $78.3 million in cash and cash equivalents and $298.5 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The European fiscal crises and the U.S. "fiscal cliff" and government sequester have sometimes impacted market conditions for government debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way we conduct our business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3 - “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.
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
From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. For example, in 2011, we announced that we are exploring a possible separation of our DigitalOptics business from the parent corporation, in November 2012, we announced the planned closure of our facility located in Israel, in March 2013, we announced the planned closure of our Zhuhai Facility, and in April 2013 we announced that we are exploring a sale or other strategic alternatives for our DigitalOptics business. We also announced in August 2013, the sale of a significant portion of the assets of the DigitalOptics manufacturing facility based in Charlotte, North Carolina. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations and cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers, changes in our workforce and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers or former employees. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that the restructuring, disposal or discontinuance will reduce our operating expenses. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
We have recently implemented cost saving measures and may implement additional cost saving measures in the future. These measures may interfere with the operation of our business and if we are unable to realize the anticipated benefits of these measures, our operating results and financial condition could be adversely affected.
In March 2013, we announced a restructuring of our DigitalOptics segment and a reduction of corporate overhead expenses to refocus our DigitalOptics business strategy to achieve the full potential of our differentiated imaging technology while reducing costs. These measures included termination in our workforce and other cost savings measures to reduce our cash expenditures. In April 2013, we also announced our plan to limit additional net spending in 2013 on the DigitalOptics business and that we would seek third-party investments, joint ventures or a possible sale of our DigitalOptics business to reduce our financial commitment to the DigitalOptics business while optimizing stockholder return. If we are unable to realize the expected operational efficiencies and financial benefits from these cost-savings measures, our business, operating results and financial condition would be adversely affected. We continue to review our cost structure and may implement further cost saving initiatives in the future. These cost reduction efforts may interfere with our ability to achieve our business objectives, may be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, all of which may have an adverse impact on our business.
In order to realize our business plan for the DigitalOptics business, we will need to invest a significant amount of capital into our DigitalOptics business or find a strategic partner to help defray such costs.
Our manufacturing and research and development objectives in the DigitalOptics business will require substantial additional capital expenditures and increased working capital. For example, we made significant capital expenditures to build a manufacturing facility on Taiwan which officially opened in January 2013. Additionally, we are making inventory purchases and entering into related purchase commitments. These and other investments in our DigitalOptics business may result in restructuring and asset impairment charges which would adversely affect the financial results of the Company. For example, in the first nine months of 2013, we incurred restructuring and asset impairment charges totaling approximately $22.0 million related to changes in our DigitalOptics business plan, including as a result of the closing of the Zhuhai Facility and the sale of Micro-Optics business at our facility in Charlotte, North Carolina.

In April 2013, we also announced our plan to limit additional net spending in 2013 on the DigitalOptics business. We may not be able to achieve our objectives for the DigitalOptics business on a timely basis given the limit of additional net spend for 2013, in which case we will either have to increase our net spend, which could have an adverse effect on our results of operations and financial condition, or narrow our objectives for the DigitalOptics business, which could have an adverse effect on the prospects of that business.
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
Our success depends, in large part, on the continued contributions of our key management, engineering, sales, marketing, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel or restrictions on their post-employment ability to solicit our employees, contractors or customers if key personnel voluntarily terminate their employment. The loss of any of our senior management or other key personnel, some of whom have only been in their current positions for a relatively short period of time, could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Thomas Lacey has served as our Interim Chief Executive Officer since May 2013. C. Richard Neely, Jr.'s tenure as our Executive Vice President and Chief Financial Officer ended on June 26, 2013. We announced the appointment of John K. Allen as the Company's Acting Chief Financial Officer, effective as of June 26, 2013. Our future success will depend to a significant extent on our ability to identify successors to these executives that can effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.
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
Any deferred tax assets may ultimately not be recoverable, and we may need to provide for valuation allowances in the future if we conclude that it is more likely than not the deferred tax assets are not recoverable.
Historically, our net deferred tax assets have related predominantly to the United States federal tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the third quarter of 2013, we determined that it was not more likely than not we would realize the full value of our federal deferred tax assets. Accordingly, we recorded a valuation allowance on substantially all our net federal deferred tax assets, which we determined were not likely to be recoverable. This determination included actual profitability to date as well as projected profitability. Any future tax assets that we may record may similarly be determined not to be recoverable, and we may need to provide for valuation allowances for such assets, which could have a material impact on our results of operations and financial condition in the period in which the valuation allowance is recorded. Whether or not we record a valuation allowance, our deferred tax assets may not ultimately be recoverable, which could have a material impact on our results of operations.
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

Following completion of these acquisitions, we may uncover additional liabilities, patent validity, infringement or enforcement issues or unforeseen expenses not discovered during our diligence process. Any such additional liabilities, patent validity, infringement or enforcement issues or expenses could result in significant unanticipated costs not originally estimated, such as impairment charges of acquired assets and goodwill, and may harm our financial results. For example, during 2011 we recorded an impairment of goodwill of $49.7 million, mainly due to a significant decline in our market capitalization for an extended period of time and in the first nine months of 2013, our restructuring and asset impairment charges totaled approximately $22.0 million related to changes in our DigitalOptics business plan.

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

In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to periodically review our goodwill, amortizable intangible assets, such as patent portfolio, and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. In the first quarter of 2013, we recorded an impairment of goodwill of $6.7 million when we revised our business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made the Zhuhai Facility unnecessary and the goodwill was tied to the Zhuhai Facility. We also recorded an $8.7 million charge due to the abandonment of existing patents and technology, which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
Changing laws, regulations and standards relating to corporate governance and public disclosure, new SEC regulations, requirements placed on non-financial companies under the Dodd-Frank Act and the NASDAQ Stock Market rules, have created uncertainty for companies. These laws, regulations and standards are often subject to varying interpretations. As a result, their application in practice may evolve as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result of our efforts to comply with evolving laws, regulations and standards, we have increased and may continue to increase general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases

			Total number of	Approximate dollar
			share purchased as	value of shares that
	Total number	Average	part of our share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program (a)	repurchase program (b)
(Share in thousands)
2013
July	—	—	—
August	—	—	—
September	259	$19.40	259
Total	259	$19.40	904	$84.5 million

(a) In August 2007, we announced that our Board of Directors authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. On May 13, 2013, we also announced that we expected to execute at least $16 million of stock repurchases through such plan over the ensuing four quarters. All purchases during the current quarter were made under this plan. No expiration date has been specified for this plan.
(b) This amount excludes the additional $50.0 million in repurchases the Board authorized in November 2013.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1
Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2
Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013, April 29, 2013 and May 22, 2013 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 6, 2013

Tessera Technologies, Inc.

By:	/s/ John K. Allen

John K. Allen
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1
Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2
Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013, April 29, 2013 and May 22, 2013 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document