Form 10-K
period 2013-12-31
TESSERA TECHNOLOGIES INC
filed 2014-03-03
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-K
_______________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013 was $990,413,928 (based on the closing sale price of the registrant’s common stock as reported on The NASDAQ Global Select Market).
The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was 53,111,401.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2013 fiscal year and are incorporated by reference in Part III.

TESSERA TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K (the "Annual Report"). The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, our ability to monetize the DigitalOptics intellectual property, our ability to identify and effect third-party investments or joint ventures, the effect of cost-saving measures, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly and special dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.
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

Item 1. Business
Corporate Information
Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California 95134. Our telephone number is (408) 321-6000. We maintain a website at www.tessera.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website.
Tessera, the Tessera logo, µBGA, OptiML, DOC, the DOC logo, FotoNation, the FotoNation logo, FaceTools, FacePower, FotoSavvy, Invensas, the Invensas logo and SHELLCASE are trademarks or registered trademarks of the Company or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.
In this Annual Report, the “Company,” “we,” “us” and “our” refer to Tessera Technologies, Inc., which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Annual Report are those of the Company and its subsidiaries on a consolidated basis.
Overview
Tessera Technologies, Inc. is a holding company with operating subsidiaries in two segments: Intellectual Property and DigitalOptics.
The Intellectual Property segment, managed by Tessera Intellectual Property Corp., generates revenue from manufacturers and other implementers that use our technology. The segment includes Tessera, Inc. and Invensas Corporation ("Invensas"). Tessera, Inc. pioneered chip-scale packaging solutions, which it licenses to the semiconductor industry. Invensas develops and acquires interconnect solutions and intellectual property in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit ("3DIC") technologies.
The DigitalOptics segment has undergone many changes during 2013 and 2014 through the date of this report. The following restructuring and other activities have occurred:

•
We sold our Micro-Optics business based in Charlotte, North Carolina. Originally purchased in 2006, this business focused on diffractive optical elements, refractive optical elements, and integrated micro-optic sub-assemblies. We retained ownership of the related land and building and certain fabrication assets for this facility, which is being leased to the buyer of the business. We are currently pursuing a sale of these assets and, therefore, they are classified as held for sale on our December 31, 2013 balance sheet. For further discussion, see Note 6 - "Discontinued Operations", Note 8 – "Goodwill and Identified Intangible Assets" and Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Consolidated Financial Statements. All other assets of this business were sold.

•
We closed our leased manufacturing facility in Zhuhai, China (the "Zhuhai Facility") and consolidated our manufacturing capabilities into Taiwan. By closing the Zhuhai Facility, our strategy was to no longer supply the whole camera module. Our primary focus was to develop the mems|cam actuator, the imaging software and user applications, and on manufacturing and supplying only the lens barrel. As a result of this closure, certain assets in the Zhuhai Facility were considered impaired or written off entirely. For further discussion of affected assets, see Note 6 - "Discontinued Operations", " Note 8 – "Goodwill and Identified Intangible Assets" and Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Consolidated Financial Statements.

•
In January 2014, we announced a restructuring of the DigitalOptics segment to cease all remaining manufacturing operations. Therefore, we will no longer pursue a strategy of manufacturing and selling mems|cam products. As part of these efforts, we are undertaking a workforce reduction of over 300 employees and are in the process of closing our facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. As a result of these closures, certain assets were impaired or were written off entirely in 2013 and we will incur additional restructuring and other charges in the first half of 2014. For further discussion of affected assets, see " Note 8 – "Goodwill and Identified Intangible Assets" and Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Consolidated Financial Statements.

In 2014, we plan to continue the DigitalOptics embedded image processing development operations based in Romania and Ireland (which includes FaceTools™, face beautification, red-eye removal, FacePowerTM, FotoSavvyTM , High Dynamic Range ("HDR"), panorama, and image stabilization products), which are not impacted by the restructuring and workforce reduction. We refer to this business as our FotoNation business unit. Additionally, we plan to seek ways to monetize the DigitalOptics intellectual property portfolio and technology, through a sale, licensing or other means.

In this document, the operations and financial results of the Micro-Optics business and the Zhuhai Facility outlined above will be considered discontinued operations. All other financial results, including the mems|cam operations noted above, are included in continuing operations.
Our segments were determined based upon the manner in which our management viewed and evaluated our operations for the period reported. As our business grows and evolves, our management may change their views of our business operations. Segment information in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 14—“Segment and Geographic Information” in the Notes to Consolidated Financial Statements is incorporated herein by reference and is presented per the authoritative guidance for segment reporting.
Intellectual Property Segment
Tessera, Inc.'s research and development led to significant innovations in semiconductor packaging technology. Semiconductor packaging creates the mechanical and electrical connection between semiconductor chips and systems such as computers and communication equipment, often via connection to printed circuit boards. We patented these innovations, often referred to as chip-scale packaging, which were widely adopted in the industry. The wave of adoption was initially led by Intel Corporation, and over time, many semiconductor companies and outsourced assembly and test companies adopted the technology and entered into license agreements with Tessera, Inc.

Invensas, founded in 2011, is a wholly owned subsidiary of Tessera Technologies, Inc. and a leader in semiconductor interconnect innovation and intellectual property licensing. Invensas innovates in three primary areas: (i) DRAM and Flash memory, (ii) mobile computing and communications, and (iii) 3DIC technology. Invensas’s engineering teams develop and prototype these technologies in extensive assembly and test laboratories, as well as performing full product reliability testing and acceptance testing. By building collaborative partnerships with world-class manufacturing companies and high-volume equipment suppliers, Invensas then licenses these technology solutions to original equipment manufacturers ("OEMs"), original design manufacturers ("ODMs"), and integrated device manufactures ("IDMs"), and supports the technology transfer at the customer sites.
Within each of these three Invensas sub-portfolios (memory, mobile, and 3DIC), Invensas has created specific product solutions that address critical needs in the market. For example, xFDTM, Invensas’s multi-chip DRAM technology, was designed to provide a bridge between single-chip DRAM and 3DIC DRAM, and it has gained initial adoption with OEMs and memory module builders. BVA (Bond Via Array), one of Invensas’s mobile packaging solutions, addresses the need for bandwidth and power reduction in mobile devices, and Invensas with its partners are working on developing high-volume equipment and processes to support mass adoption. Finally, Invensas innovates in the 3DIC space. 3DIC, which incorporates through Silicon Vias, is widely expected to be the next major inflection in semiconductor packaging, and applicable to multiple markets, including networking, data storage, computing and mobility.
Customers:
Our semiconductor packaging technologies have been licensed to more than 70 companies. These customers include Intel Corporation, Samsung Electronics Co. Ltd and SK hynix Inc., among others. More than 100 billion semiconductor chips have shipped with our intellectual property.
Research & Development:
As of December 31, 2013, our subsidiaries comprising the Intellectual Property segment employed 37 engineers and technologists devoted to semiconductor packaging and other semiconductor technologies. Research and development and other related costs for the Intellectual Property segment were approximately $25.9 million, $32.8 million and $28.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Intellectual Property Portfolio:

As of December 31, 2013, our subsidiaries comprising the Intellectual Property segment owned approximately 1,225 United States patents and patent applications, as well as approximately 919 foreign patents and patent applications. The expiration dates of our issued patents range from 2014 to 2032.

Tessera Intellectual Property Corp. evaluates intellectual property portfolios in the field of advanced semiconductor packaging and fields beyond semiconductor packaging technologies, such as circuitry technologies. Our evaluation criteria for patent acquisitions include, for example: the size of the portfolio, the sales and profitability of the relevant products, our view of the prospects of the market for the relevant products, legal criteria and our assessment of the likelihood of obtaining negotiated licenses.
Strategy:

We have developed significant capabilities in licensing, technical analysis and license administration as we have sought reasonable royalties from companies that adopted our technologies. In addition to licensing the Tessera, Inc. portfolio, the Intellectual Property segment also licenses technology developed and acquired by Invensas, such as the Invensas license agreements announced with SK hynix Inc. in January 2013 and Samsung Electronics Co., Ltd. in January 2014.

Reasonable royalties for our patented inventions are best secured through negotiated license agreements thereby avoiding the uncertainties of litigation and increasing the likelihood of our technologies being adopted.

Obtaining reasonable royalties for use of our emerging technologies is generally dependent on:

•Explaining the benefits of new technology, including any size, power and performance benefits;

•Explaining the value proposition over existing or alternative technologies;
•Explaining the manufacturability of the technologies;
•Defeating any bias against externally developed solutions; and
•Providing technical and market data supporting the royalties we are seeking.

Although our Tessera Intellectual Property Corp. licensing team is engaged with many semiconductor companies and Tessera, Inc. and Invensas have licensed many semiconductor companies to our technologies, some of the companies that use our patented technologies have not voluntarily entered into license agreements. As a result, we have developed significant abilities to plan, execute and sustain litigation activities. We believe that holding a significant cash and cash equivalents position is essential to maintaining the credibility of our litigation capabilities. Some of Tessera, Inc.’s extensively litigated patents expired in 2010, but Tessera, Inc. continues to maintain legal actions seeking damages for past infringement of these expired patents. Tessera, Inc. and Invensas also maintain legal actions related to unexpired patents. See Part 1, Item 3-Legal Proceedings.
Competition:

We compete with internal design groups at semiconductor manufacturers, assemblers, and electronic component and system manufacturers, who may create their own packaging solutions that compete with our technologies that we license. We also face a form of competition known as royalty stacking. Royalty stacking refers to situations in which a single product potentially infringes on many patents, and thus may bear multiple royalty burdens. Our customers’ willingness and ability to pay reasonable royalties is, in part, affected by the number of patents infringed by a particular customer product, the concentration of the holders of those patents, the customer’s cost of licensing those patents, and the profitability of the infringing product. We also compete with other firms in acquiring patent portfolios or partnering with owners of patent portfolios. The key competitive factors include financial resources and willingness to pay, experience in patent licensing, reputation as a licensor, litigation history, and licensing strategy for the subject portfolio.
DigitalOptics Segment

We have historically invested significant resources through acquisitions and research and development in our DigitalOptics business segment, which investments resulted in an industry leading portfolio of imaging and optical technologies. Through our FotoNation team, which is comprised of world-class image scientists and advanced mathematicians, we continue to innovate in product and system-level imaging technologies. While we announced in January 2014 that we are ceasing our manufacturing efforts with respect to our mems|cam products, we plan to seek ways to monetize the DigitalOptics intellectual property portfolio and technology, through a sale, licensing or other means. Our DigitalOptics patent portfolio consists primarily of assets that address image processing, MEMS and camera modules technologies.

FotoNation Solutions:

FotoNation’s software solutions for mobile imaging include its FaceToolsTM, FotoSavvyTM , FacePowerTM, face beautification, red-eye removal, HDR, panorama, and image stabilization products.

•
FaceToolsTM provides face-oriented imaging technology such as face detection/tracking, smile/blink detection, red-eye removal, face recognition and face beautification. When combined with our hardware acceleration technology, the performance of these applications for both video and still images is enhanced.

•	Face beautification allows users to automatically enhance portraits (still and video) with features such as skin toning, face slimming, eye brightening, and teeth whitening.

•
FotoSavvyTM is a solution that enables the novice user of a smartphone camera to take pictures like a professional photographer with various aides that are provided by the camera. It enables DSLR like pictures from the camera-phone.

•
FacePowerTM enables the camera of a smart-phone to be a low power sensor, in order to save battery power through intelligent analysis and processing means. It also powers up when a user looks at the screen. HDR enables users to capture quality images even in the presence of a wide range of lighting conditions (e.g., bright lights or sun).

•	Panorama enables users to easily and automatically create panoramic images in a single step without a PC or editing software.

•	Image stabilization corrects for motion blur and shake induced during video capture.

Other Intellectual Property and Technology:

In addition to the FotoNation mobile imaging technology, other elements of the DigitalOptics intellectual property portfolio and technology that DigitalOptics seeks to monetize, through a sale, licensing or others means, include MEMS autofocus technology, camera module technology and other imaging technologies that DigitalOptics has developed or acquired.
Customers:
Our FotoNation technologies are currently licensed to companies such as Sony Corporation, Samsung Electronics Co., Ltd., and Fujitsu Microelectronics Limited, among others.
Sales and Marketing:
Our sales activities focus primarily on developing direct relationships at the technical, marketing and executive management levels with companies in the camera module and smartphone industry to license our technologies. Product marketing focuses on identifying the needs and product requirements of our customers. Product marketing also manages the development of all of our technologies throughout the development cycle and creates the required marketing materials to assist with the adoption of the technologies. We have recently restructured the sales and marketing organization to strengthen our marketing efforts, especially to build product strategy for the mobile phone segment as well as to look at new opportunities in other adjacent markets. We have also re-organized the sales force in Asia to gain better access to customers.
Research & Development:
Our research and development groups work closely with our sales and marketing groups, as well as our customers and partners, to bring our technologies to market in a timely, high quality and cost-efficient manner. As of December 31, 2013, DigitalOptics employed 360 engineers and technologists devoted to consumer optics. Research and development and other related costs for the DigitalOptics segment were approximately $60.6 million, $56.0 million, and $36.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. The number of engineers and technologists will decrease significantly in 2014 as we complete our shutdown of the MEMS manufacturing business.
Intellectual Property Portfolio:
As of December 31, 2013, our subsidiaries comprising the DigitalOptics segment owned approximately 674 United States patents and patent applications, as well as approximately 457 foreign patents and patent applications. The expiration dates of our issued patents range from 2014 to 2032.
Strategy:
We plan to continue licensing our FotoNation image processing products to additional major OEMs and platform providers in the smartphone market, as well as seek new opportunities in adjacent markets where technologies related to our FaceToolsTM are relevant and can be gainfully deployed. Such markets could include the Automotive or Surveillance segments. We seek to monetize other elements of our DigitalOptics intellectual property portfolio and technology through a sale, licensing or others means.
Competition:
The FotoNation image processing technologies such as Face Detection and our other FaceTools products, compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. We also expect to see other competing technologies emerge.
Employees
As of December 31, 2013, prior to undertaking the workforce reduction we announced in January 2014, we had 525 employees, with 400 in research and development (including employees who perform engineering, assembly, design and infrastructure services under our service agreements with third parties) and 89 in general administration, including general management, legal, human resources, information technology, finance and accounting, and 36 in sales, marketing and licensing. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.
Customer Concentration
All of our revenues are denominated in U.S. dollars. The following table sets forth revenues generated from customers comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
SK hynix Inc.	26%	* %	* %
Sony Corporation	18	*	*
Samsung Electronics	11	10	10
Micron Technology, Inc.	*	15	20
Spansion Inc.	*	12	*
Powertech Technology Inc.	* %	11%	27%

*	denotes less than 10% of total revenues.
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

	Years Ended December 31,
	2013	2012	2011
U.S.	25%	49%	30%
Korea	37%	20%	19%
Japan	29%	11%	12%
Other Asia	8%	18%	36%
Europe and other	1%	2%	3%
See Note 14—“Segment and Geographic Information” in the Notes to Consolidated Financial Statements for additional geographic information about our revenues and long-lived assets.
The international nature of our business exposes us to a number of risks, including, but not limited to:

•	laws and business practices favoring local companies;

•	increased tax rates and withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations;

•	difficulties in enforcing U.S. judgments and orders against foreign persons and products made overseas; and

•	less effective protection of intellectual property than is afforded in the U.S. or other developed countries.
Available Information
Our Internet address is www.tessera.com where we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not incorporated into this or any other report we file with or furnish to the SEC.

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
We earn a significant amount of our revenues from a limited number of customers. For the years ended December 31, 2013, 2012 and 2011, there were three, four and three customers, respectively, that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, our revenues could decrease substantially. For example, PTI, one of our customers that accounted for 10% or more of revenue for the year ended December 31, 2012, ceased making payments under its license agreement in 2012, which caused a substantial adverse impact to our royalty revenue as compared to prior periods. In addition, our license agreement with Micron Technology, Inc., another customer that accounted for 10% or more of revenue for the year ended December 31, 2012, expired in May 2012. This expiration has caused a substantial adverse impact to our royalty revenue as compared to periods prior to such expiration. If we are not able to enter into a new license agreement with Micron Technology, Inc., it would continue to have a substantial adverse impact on our royalty revenue.
We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property rights, including material litigation with existing licensees or strategic partners, which could harm either of our business segments, or both.
From time to time, our efforts to obtain a reasonable royalty through our sales effort does not result in the prospective customer agreeing to license our patents. In certain cases, we will use litigation in order to secure payment for past infringement and as a means of securing future royalties for the use of our patents in the customer's products. We also litigate to enforce our other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part I, Item 3 - Legal Proceedings, are examples of disputes and litigation that impact our business. We expect to be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.
These existing and any future legal actions may harm either or both of our business segments, and may hinder our ability to independently optimize each of them. For example, legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our other Intellectual Property or DigitalOptics technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Moreover, the timing and results of any of our legal proceedings are not predictable and may vary in any individual proceeding.
From time to time we identify products that we believe infringe our patents. We seek to license the manufacturer of those products but often the manufacturer is unwilling to enter into a license agreement and then we may elect to enforce our patent rights against those products. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and may reduce or eliminate our profits.
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
Even if we prevail in our legal actions, significant contingencies may exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties could be insolvent or decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

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
We derive a significant portion of our revenues from licenses and royalties. The success of our licensing business depends on our ability to continue to develop and acquire high quality patent portfolios. We devote significant resources to developing new technologies and to sourcing and acquiring patent portfolios to address the evolving needs of the semiconductor and the consumer and communication electronics industries and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patent portfolios is intense and there is no assurance that we can continue to acquire such patent portfolios on favorable terms. We may not be able to develop and market new or improved technologies in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2032. We need to develop or acquire successful innovations and obtain revenue-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.
We are currently involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of the scope of our key patents could significantly harm our business.
As more fully described in Part I, Item 3 - Legal Proceedings, we are currently involved in litigation involving some of our patents. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of our patents. In addition, reexamination requests have been filed in the U.S. Patent and Trademark Office ("PTO") with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. The PTO issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. We are currently asserting these patents and patent claims in litigation and administrative proceedings. If the PTO's adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in the PTO reexaminations, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.
We cannot predict the outcome of any of these proceedings or the myriad procedural and substantive motions in these proceedings. If there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our patents, or if a court or an administrative body such as the PTO limits the scope of the claims of any of our patents, we could be prevented from enforcing or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations and cash flows, as well as the trading price of our common stock.
Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management's time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings have historically been protracted and complex. The time to resolution and complexity of our litigation, its disproportionate importance to our business compared to other companies, the propensity for delay in patent litigation, and the potential that we may lose particular motions as well as the overall litigation could all cause significant volatility in our stock price and have a material adverse effect our business and consolidated financial position, results of operations and cash flows.
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
From time to time we enter into license agreements that automatically convert to fully paid-up licenses upon expiration. For example, Tessera, Inc.'s license agreement with Texas Instruments, Inc. automatically converted to a fully paid-up license on December 31, 2013, assuming that Texas Instruments complied with all terms and conditions of the license agreement up through its expiration. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of the relevant intellectual property under the terms of the license agreements without further payment, even if relevant patents are still in effect. If we cannot find another source of revenue to replace the revenues from these license agreements converting to fully paid-up licenses, our results of operations following such conversion would be materially adversely affected.
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
A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for DRAM, digital signal processors, application-specific standard product semiconductors, application-specific integrated circuits and memory. In addition, we derive substantial revenues from the incorporation of our technology into mobile devices. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues will be reduced significantly and our business would be harmed.
The long-term success of our Intellectual Property business is dependent on a royalty-based business model, which is inherently risky.
The long-term success of our Intellectual Property business is dependent on future royalties paid to us by licensees. Royalty payments under our licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology. We also have royalty arrangements in which royalties are paid based on a percent of net sales, a rate per package, or a per unit sold basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees' compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

*	the rate of adoption and incorporation of our technology by semiconductor manufacturers and assemblers;

*	the willingness and ability of materials and equipment suppliers to produce materials and equipment that support our licensed technology, in a quantity sufficient to enable volume manufacturing;

*	the ability of our licensees to purchase such materials and equipment on a cost-effective and timely basis;

*	the demand for products incorporating semiconductors that use our licensed technology;

*	the cyclicality of supply and demand for products using our licensed technology;

*	the impact of economic downturns; and

*	the timing of receipt of royalty reports may not meet our revenue recognition criteria resulting in fluctuation in our results of operations.

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
The markets for semiconductors and related products are highly concentrated, and we may have limited opportunities to license our technologies or sell our products.

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Consolidation in the semiconductor industry may increase this concentration. For example, Micron Technology, Inc. acquired Elpida Memory, Inc., a leading DRAM manufacturer, in July 2013. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results significantly depend on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers' sales and business results.
Our efforts to monetize our DigitalOptics intellectual property portfolio and technology may not be successful.
In January 2014, we announced that we would no longer pursue a strategy of manufacturing and selling DigitalOptics mems|cam products, but instead would focus our DigitalOptics business on its image enhancement business and on monetizing the DigitalOptics intellectual property portfolio and technology, through a sale, licensing or other means. Other than with respect to our image enhancement technologies, we have not yet had significant success in licensing or selling our DigitalOptics intellectual property portfolio and technology, and we cannot make assurances that we will be able to do so in the future. If we are unable to monetize our DigitalOptics intellectual property portfolio and technology, our operating results and financial condition may suffer.

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our revenue growth.
We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including advanced semiconductor packaging. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated. For example, in January 2014 we announced that we were ceasing all manufacturing efforts for our MEMS-based autofocus technologies. In conjunction with this decision, we are undertaking a workforce reduction of over 300 employees and are in the process of closing our facilities in Arcadia, California, Rochester, New York, and in Taiwan and Japan. We incurred approximately $49.0 million in impairment and other charges in the fourth quarter of 2013 related to certain assets which were impaired or written off entirely. In addition, this action is expected to result in severance and other charges of between $6.0 million to $9.0 million in the first half of 2014.
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
For our DigitalOptics technologies, our MEMS-based autofocus technology enables high-precision control of a moving lens for autofocus functionality with a small form factor. This technology competes with autofocus technologies including traditional lens-motion-type autofocus, emerging lens-modification-type autofocus, solutions using voice coil motor technology, and also other computational-type autofocus solutions and other solutions and technologies provided by companies such as DxO Labs. For the embedded image processing technologies such as Face Detection and our other FaceTools products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. Our competitors in the lens actuator field include VCM manufacturers such as Mitsumi Electric Co., Ltd, Shikoh, and TDK Corporation. We also expect to see other competing technologies emerge.
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
We rely primarily on a combination of license, development and nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright laws to protect our technology and intellectual property. If we fail to protect our technology and intellectual property, our licensees and others may seek to use our technology and intellectual property without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on our ability to obtain intellectual property rights in a timely manner, our ability to convince third parties of the applicability of our intellectual property rights to their products, and our ability to enforce our intellectual property rights.
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

Third parties may claim that either we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management's attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the U.S. and abroad. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to perform its contractual obligations under the agreement. If we cannot or do not license the infringed intellectual property on reasonable terms, or need to substitute similar technology from another source, our business, financial position, results of operations and cash flows could suffer.
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
DRAM manufacturers are also currently developing next generation high performance DRAM chips, including the next generation of DDR referred to as DDR4, to meet increasing speed and performance requirements of electronic products. We believe that these next-generation, high performance DRAM chips will require advanced packaging technologies such as CSP.
We anticipate that royalties from shipments of these next generation, high performance DRAM chips packaged using our technology may account for a significant percentage of our future revenues. If semiconductor manufacturers do not continue to use packages employing our technology for the next generation of high performance DRAM chips and find a viable alternative packaging technology for use with next generation high performance DRAM chips, or if we do not receive royalties from the next generation, high performance DRAM chips that use our technology, our future revenues could be adversely affected.
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
We generally incur significant marketing, legal and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can take 18 months or longer. As such, we may incur significant losses in any particular period before any associated revenue stream begins.
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
A number of companies in the semiconductor and consumer electronics industries are facing severe financial difficulties. As a result, there have been recent bankruptcies and restructuring of companies in these industries. Our licensees may face similar financial difficulties which may result in their inability to make payments to us in a timely manner, or at all. In addition, our licensees may merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult which could adversely impact our business, financial condition, results of operations and cash flows.
Our financial and operating results may vary, which may cause the price of our common stock to decline.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, one should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “Risk Factors" section of this report and the following:

*	the timing of, and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

*	fluctuations in our royalties caused by the pricing terms of certain of our license agreements;

*	changes in our royalties caused by changes in demand for products incorporating semiconductors or camera modules that use our licensed technology;

*	the amount of our product and service revenues;

*	changes in the level of our operating expenses;

*	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

*	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

*	legal proceedings affecting our patents, patent applications or license agreements;

*	the timing of the introduction by others of competing technologies;

*	changes in demand for semiconductor chips in the specific end markets in which we concentrate;

*	changes in demand for semiconductor capital equipment, digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers;

*	the timing of the conclusion of license agreements;

*	the length of time it takes to establish new licensing arrangements;

*	our ability to monetize our DigitalOptics intellectual property portfolio and technology;

*	meeting the requirements for revenue recognition under generally accepted accounting principles;

*	changes in generally accepted accounting principles; and

*	cyclical fluctuations in semiconductor markets generally.
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
In April 2013, we announced plans for a revised capital allocation policy.  The revised policy maintains the current quarterly dividend.  We also announced a plan to provide for special dividends once a year equal to 20-30% of “Episodic Gain,” which is a net gain resulting from “Episodic Revenue”. We define Episodic Revenue as revenue other than revenue payable over at least one year pursuant to a contract, and may include revenue such as non-recurring engineering fees, initial license fees, back payments resulting from audits, damages awards from courts or tribunals, and lump sum settlement payments. Another 20-30% of Episodic Gain would be used to provide a “sinking fund” to provide for the growth of the quarterly dividends. We anticipate that all quarterly and special dividends would be paid out of cash, cash equivalents and short-term investments. The amount of special dividends under the dividend policy will vary based on the Episodic Gain we achieve. Additionally, the dividend policy and the payment of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.
In August 2007, we authorized a plan to repurchase up to a maximum total of $100.0 million of the Company's outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. As of December 31, 2013, the total amount available for repurchase was $110.7 million. Additionally, in April 2013, we announced a plan to repurchase outstanding shares of our common stock, on an opportunistic basis, in an amount equal to 20-30% of Episodic Gain. Therefore, the amount of repurchases under our stock repurchase program will vary, in part, based on the amount of Episodic Gain we achieve. During 2013, we repurchased 1,500,254 shares for an aggregate amount of $28.8 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. Furthermore, there can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases.
The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At December 31, 2013, we held approximately $73.7 million in cash and cash equivalents and $285.9 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The European fiscal crises and the U.S. "fiscal cliff" and government sequester have sometimes impacted market conditions for government debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause an increase in prevailing interest rates and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
We operate in a highly cyclical semiconductor industry, which is subject to significant downturns.
The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline dramatically from one period to the next. Our business depends heavily upon the volume of production by our licensees, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Similarly, our product revenues rely at least in part upon the demand of the semiconductor equipment market. Semiconductor manufacturers and package assembly companies generally sharply curtail their spending during industry downturns, such as in the recent global economic downturn, and historically have lowered their spending more than the decline in their revenues. As a result, our financial results have been, and will continue to be, significantly impacted by the cyclicality of the semiconductor industry. If we are unable to control our expenses adequately in response to lower revenues from our licensees and service customers in such downturns, our results of operations and cash flows will be materially and adversely impacted.
Changes in financial accounting or existing taxation standards, rules, practices or interpretation may cause adverse unexpected revenue and expense fluctuations which may impact our reported results of operations.
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way in which we conduct business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3 - “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.
The international nature of our business exposes us to financial and regulatory risks that may have a negative impact on our consolidated financial position, results of operations and cash flows, and we may have difficulty protecting our intellectual property in some foreign countries.
We derive a significant portion of our revenues from licensees headquartered outside of the U.S. We also have operations outside of the U.S., including our research and development facilities in Ireland and Romania, to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

*
fluctuations in exchange rates between the U.S. dollar and foreign currencies as our revenues are denominated principally in U.S. dollars and a portion of our costs are based in local currencies where we operate;

*	changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment;

*	regulatory requirements and prohibitions that differ between jurisdictions;

*	laws and business practices favoring local companies;

*
withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties;

*	security concerns, including crime, political instability, terrorist activity, armed conflict and civil or military unrest;

*	differing employment practices, labor issues and business and cultural factors;

*	less effective protection of intellectual property than is afforded to us in the U.S. or other developed countries; and

*	limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers.
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
We have recently undertaken a restructuring of our Digital Optics business. The restructuring may take longer than we anticipate or require us to incur a greater amount of charges than we currently estimate.

In January 2014, we announced that we were restructuring our DigitalOptics business to cease its remaining manufacturing operations. In connection with the restructuring, we are undertaking a related workforce reduction of over 300 employees primarily in Taiwan, the United States, and Japan, and we are in the process of closing our facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. We undertook these actions to reduce operating costs in conjunction with the decision to no longer pursue a strategy of manufacturing and selling DigitalOptics mems|cam products, but instead to focus our DigitalOptics business on its image enhancement business and monetizing the DigitalOptics intellectual property portfolio and technology, through a sale, licensing or other means. Although we expect the restructuring, workforce reduction and facility closures to be completed during the first and second quarters of 2014, the restructuring may take longer than anticipated, which could cause disruption to our business activities, diminish anticipated savings and/or result in increased restructuring costs, which would adversely affect our operating results and financial condition. We incurred approximately $49.0 million in the fourth quarter of 2013 in connection with this restructuring. We expect to incur an additional $6.0 million to $9.0 million to be taken in the first half of 2014. The restructuring could result in additional charges that exceed these estimates, which could adversely affect our operating results and financial condition.
Our business and operating results may be harmed if we are unable to manage growth in our business, if we undertake any further restructuring activities or if we dispose of a business division or dispose of or discontinue any product lines.
We have in the past expanded our operations, domestically and internationally, and may continue to do so through both internal growth and acquisitions. For example, in 2012, we acquired manufacturing capabilities in Zhuhai, China and commenced building out a manufacturing facility in Hsinchu, Taiwan, and we subsequently closed the Zhuhai, China facility in the second quarter of 2013 and announced our plans to close the Taiwan facility in January, 2014. To manage our growth effectively, we must continue to improve and expand our management, systems and financial controls. We also need to continue to expand, train and manage our employee base. If we are unable to effectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.
From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. For example, in 2011, we announced that we were exploring a possible separation of our DigitalOptics business from the parent corporation; in November 2012, we announced the planned closure of our facility located in Israel; in March 2013, we announced the planned closure of our Zhuhai Facility; in April 2013, we announced that we were exploring a sale or other strategic alternatives for our DigitalOptics business; in August 2013, we announced the sale of a significant portion of the assets of the DigitalOptics manufacturing facility based in Charlotte, North Carolina; and in January 2014, we announced that we were restructuring our DigitalOptics business to cease its remaining manufacturing operations, and undertaking a workforce reduction and facility closures in connection with the restructuring. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations and cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers, changes in our workforce and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers or former employees. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that a restructuring, disposal or discontinuance will result in future profitability. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
Disputes regarding our intellectual property may require us to indemnify certain licensees, the cost of which could adversely affect our business operations and financial condition.
While we generally do not indemnify our licensees, some of our license agreements in our image enhancement business provide limited indemnities for certain actions brought by third parties against our licensees, and some require us to provide technical support and information to a licensee that is involved in litigation for using our technology. We may agree to provide similar indemnity or support obligations to future licensees. Our indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee's development, marketing and sales of licensed image enhancement products could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on our business operations, consolidated financial position, results of operations and cash flows.
If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, we may not be able to execute our business strategy effectively.

Our success depends, in large part, on the continued contributions of our key management, engineering, sales, marketing, intellectual property expertise, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel or restrictions on their post-employment ability to solicit our employees, contractors or customers if key personnel voluntarily terminate their employment. The loss of any of our senior management or other key personnel, some of whom have only been in their current positions for a relatively short period of time, could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Thomas Lacey has served as our Chief Executive Officer since December 2013 and served as our Interim Chief Executive Officer from May 2013 until December 2013. In January 2014, we announced the appointment of Robert Andersen as our Chief Financial Officer. Our future success will depend to a significant extent on the ability of these executives to effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.
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
We have historically used stock options and other forms of stock-based compensation as key components of employee compensation in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. Since the adoption of the authoritative guidance on share-based payment accounting, we have recorded significant compensation costs associated with our stock-based compensation programs. Difficulties relating to obtaining stockholder approval of equity compensation plans or changes to the plans could make it harder or more expensive for us to grant stock-based compensation to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could have a materially adverse impact on our business.
Failure to comply with environmental regulations could harm our business.
We use hazardous substances in the manufacturing and testing of prototype products and in the development of technologies in our research and development laboratories. We are subject to a variety of local, state and federal regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. Our past, present or future failure to comply with environmental regulations could result in the imposition of substantial fines, suspension of production, and alteration of our manufacturing processes or cessation of operations. Compliance with such regulations could require us to acquire expensive remediation equipment or to incur other substantial expenses. Any failure to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject us to significant liabilities, including joint and several liabilities under certain statutes. The imposition of such liabilities could significantly harm our business, financial position, results of operations and cash flows.
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
We have business operations located in places that are subject to natural disasters.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our corporate headquarters is located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
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

*
These acquisitions could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, these acquisitions could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred. We may also be required to recognize impairment charges of acquired assets or goodwill, and if we decide to restructure acquired businesses, we may incur other restructuring charges. For example, in June 2012, we acquired a manufacturing operation in Zhuhai, China and, subsequently, this facility was closed in the third quarter of 2013. In January 2014, we announced a restructuring of our DigitalOptics business to cease its remaining manufacturing operations, in connection with which we incurred approximately $49.0 million in restructuring and impairment charges in the fourth quarter of 2013 and we expect to incur an additional $6.0 million to $9.0 million to be taken in the first half of 2014. These totals include approximately $39.0 million in fixed asset and intangible asset impairment charges.

*
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

*
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

*
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

*
We have incurred substantial direct transaction and integration costs as a result of past acquisitions. In future acquisitions, the total direct transaction costs and the costs of integration may exceed our expectations.

*
Sales by the acquired businesses may be subject to different accounting treatment than our existing businesses, especially related to the recognition of revenues. This may lead to potential deferral of revenues due to new multiple-element revenue arrangements.

*
There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets. During that time lag, material costs are likely to be incurred in preparing licensing and/or litigation campaigns that would have a negative effect on our results of operations, cash flows and financial position.

*	We may require external financing that is dilutive, presents risks of debt or shares a corporate opportunity with a third party.

*
We are required to estimate and record fair values of contingent assets, liabilities, deferred tax assets and liabilities at the time of an acquisition. Even though these estimates are based on management's best judgment, the actual results may differ. Under the current accounting guidance, differences between actual results and management's estimate could cause our operating results to fluctuate or could adversely affect our results of operations.

If our amortizable intangible assets (such as acquired patents) or equity investments become impaired, we may be required to record a significant charge to earnings.
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to periodically review our goodwill, amortizable intangible assets (such as our patent portfolio), and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. In the first quarter of 2013, we recorded an impairment of goodwill of $6.7 million when we revised our business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made the Zhuhai Facility unnecessary and the goodwill tied to the Zhuhai Facility became impaired. We also recorded an $8.7 million charge due to the abandonment of existing patents and technology, which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them. In the fourth quarter of 2013, we recorded an impairment of intangible assets of approximately $7.0 million in connection with the DigitalOptics restructuring that was announced in January 2014. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our principal corporate administrative, sales, marketing and research and development facilities are located in San Jose, California, and are held under an operating lease. We have research and development and marketing support facilities in Ireland and Romania that are held under operating leases. Our DigitalOptics reporting segment utilizes all these facilities and our Intellectual Property reporting segment utilizes our facilities located in San Jose, California. We also own a research and development and manufacturing facility in North Carolina, which we lease to another company. We also have leased facilities in Taiwan, Japan and Arcadia, California for facilities that we are in the process of closing. We believe our existing facilities are suitable and adequate for our current needs.

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
On April 30, 2013, Tessera, Inc. entered into a settlement with SPIL. Tessera, Inc. filed a stipulated dismissal as to SPIL on May 9, 2013.
On November 8, 2013, Tessera, Inc. entered into a settlement with ChipMOS Technologies, Inc., and related entities, and filed a stipulated dismissal as to them on November 12, 2013.
On December 3, 2013, the Court entered an Order modifying certain dates in the case schedule. Among other things, the Order set the hearing on claim construction and certain dispositive motions for May 29, 2014 and kept the trial date of August 25, 2014.
On February 24, 2014, Tessera Inc. announced that it had entered into a settlement with ASE.
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
On December 3, 2013 the Court entered an Order modifying certain dates in the case schedule. Among other things, the Order set the hearing on claim construction and certain dispositive motions for May 29, 2014 and kept the trial date of August 25, 2014.

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
On May 3, 2012, the notice of Elpida’s foreign bankruptcy and related Delaware proceedings was filed, which has stayed the case.
Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4: 10-00945-CW (N.D. Cal.) and U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489
On March 5, 2010, Powertech Technology, Inc. ("PTI") filed a complaint against Tessera, Inc. in the United States District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity of Tessera, Inc.'s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries, Co., Ltd v. Tessera, Inc., Civil Action No. 4:08-cv-03667-CW (N.D. Cal.), and assigned to the judge presiding over that action.
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

On February 27, 2014, Tessera, Inc. announced a settlement with PTI, pursuant to which the parties agreed to stay the case.
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
On October 11, 2013, PTI and MTI filed a motion for summary judgment. Tessera, Inc. cross-moved for summary judgment. Oral argument on the motions was heard on December 12, 2013. On January 15, 2014, the Court issued a 31-page order on the cross motions. The Court granted summary judgment in favor of Tessera, Inc. on: PTI’s claim for declaratory judgment that it has the right to terminate the contract; Tessera, Inc.’s claim for declaratory judgment that PTI has no right to terminate the contract; PTI’s breach of contract claim; PTI’s fraud claim; PTI’s claims for patent misuse and for declaratory judgment that the TCC License requires infringement for royalty obligations to accrue; and Tessera Inc.’s breach of contract claim. The Court granted PTI’s motion for summary judgment on Tessera Inc.’s claim for declaratory judgment of indemnification. The Court denied PTI’s motions for summary judgment on: Tessera Inc.’s claim for breach of the implied covenant of good faith and fair dealing; Tessera Inc.’s claim for fraudulent transfer; Tessera Inc.’s interference claims; that testing-only products be excluded from the breach of contract damages; and to preclude Tessera Inc.’s claims based on lack of an alter ego theory.

On February 27, 2014, Tessera, Inc. announced a settlement with PTI, pursuant to which the parties agreed to stay the case.
Contingency fee dispute for the case of Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688 (Cal. Super. Ct.)
Tessera Technologies, Inc. had a dispute with its former counsel Susman Godfrey L.L.P. (“Susman”) over the amount due to Susman, if any, as a contingency fee for Susman's work in the matter of Tessera Technologies, Inc. v. Hynix Semiconductor Inc.  Susman requested arbitration of the dispute. On or about December 9, 2013, the parties reached a settlement of the arbitration in exchange for a full release of all claims between the parties.
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
The Court issued its case management order on June 26, 2012, setting the schedule for the case. On January 3, 2013 the Court granted a stipulation by the parties to extend the case schedule. On February 13, 2013, the Court granted a stipulation by the parties further extending the case schedule. Both Tessera, Inc. and UTAC Taiwan filed cross motions for summary judgment. The Court held a hearing on November 8, 2013 on Tessera, Inc. and UTAC Taiwan’s summary judgment motions and took both motions under submission.
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
On October 25, 2013, Tessera, Inc. reached a settlement with Sony. The terms of settlement are confidential, and were reduced to a final written agreement that was executed in December 2013. In January 2014, pursuant to a stipulation between Tessera, Inc. and Sony, the claims in this action against Sony were dismissed with prejudice.
Tessera, Inc. v. Sony Corporation, Civil Action No. 5:11-04399-EJD (N.D. Cal.)
On May 26, 2011, Tessera, Inc. filed a complaint against Sony Corporation in the California Superior Court for Santa Clara County. Tessera, Inc.'s complaint alleges breach of contract and breach of the covenant of good faith and fair dealing claims against Sony Corporation. Tessera, Inc. contends that Sony Corporation failed to abide by the terms of a royalty-bearing technology license agreement between the parties. Tessera, Inc. contends that it commissioned an audit of payments due by Sony Corporation under the agreement, delivered an audit report to Sony Corporation on February 14, 2011, and that Sony Corporation has failed to pay the amounts the auditors found due. Tessera, Inc. requests its damages, plus interest, costs and attorney's fees. Sony Corporation removed the case to federal district court (Northern District of California) on September 2, 2011. On September 8, 2011, Sony Corporation filed an answer and defenses to Tessera, Inc.'s complaint, and a counterclaim alleging breach of the implied covenant of good faith and fair dealing. On January 31, 2012, the Court issued a Case Management Order, setting various case deadlines, including scheduling a Preliminary Pretrial Conference for February 22, 2013. On October 10, 2012 Sony Corporation filed a motion requesting leave to file an Amended Answer, which proposed adding counterclaims against Tessera, Inc. for fraud, violation of Cal. Bus. & Prof. Code 17200, and civil conspiracy. On January 7, 2013, the Court denied Sony Corporation's motion for leave to file an Amended Answer and issued an order resetting various case deadlines, including rescheduling the Preliminary Pretrial Conference to March 22, 2013. On July 1, 2013, Sony Corporation filed a motion for partial summary judgment. On July 9, 2013, the Court struck Sony Corporation's motion as untimely. The final Pretrial Conference was held on October 17, 2013, and trial was scheduled to commence on October 28, 2013. On October 25, 2013, Tessera Inc. reached a settlement with Sony. The terms of settlement are confidential, and were reduced to a final written agreement that was executed in December 2013. In January 2014, pursuant to a stipulation between Tessera, Inc. and Sony, this action was dismissed with prejudice.
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
On June 4, 2012, the Court issued a Case Management Order, setting various case deadlines. On April 24, 2013, the Court granted Invensas's motion for leave to amend its complaint to name Renesas Electronics America Inc. as an additional defendant. On May 13, 2013, Renesas filed an Answer and Counterclaims, again seeking declaratory judgments of invalidity and non-infringement of the asserted patents, and seeking remedies including its costs and attorneys' fees, and such additional relief as the Court may deem appropriate. The Court set an April 19, 2014 pretrial conference and May 12, 2014 trial date. On July 15, 2013 the Court issued an Order construing certain patent claim terms.
Reexamination Proceedings
On February 9, 2007 and February 15, 2007, SPIL filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893. On May 4, 2007, the PTO granted the requests for inter partes reexamination.
The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed by Tessera, Inc. on August 6, 2007. On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.'s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009. The PTO's Answer to Tessera, Inc.'s appeal brief was mailed on July 13, 2010. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.'s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and SPIL filed a Notice of Appeal on June 2, 2011. On November 15, 2011, the Examiner mailed an Examiner's Answer maintaining all positions set forth in the Right of Appeal Notice issued on May 3, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.'s December 21, 2012 petition on January 2, 2013. On January 28, 2013, the Patent Trial and Appeal Board denied Tessera Inc.'s December 21, 2012 petition and dismissed SPIL's January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, reversing the Examiner's favorable decision of patentability, by rejecting all of the claims subject to reexamination on a new ground. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.'s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera Inc. filed a response and request to reopen prosecution together with new evidence to address the new ground of rejection in the Board's December 21, 2012 Decision on Appeal. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.'s February 21 response and request to reopen prosecution. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,433,419, indicating that it will make no further comment or otherwise participate in the proceeding and also that it does not object to Tessera, Inc. having substantive ex parte communication with the Patent Office for the remainder of the proceeding. On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the examiner for consideration of Tessera Inc.'s response filed February 21, 2013. The order entered certain new evidence submitted by Tessera Inc. in said response and dismissed SPIL's March 21, 2013 comments as moot in view of SPIL's withdrawal. On September 25, 2013, the Examiner issued a determination in which the Examiner recommended that the Patent Trial and Appeal Board maintain the new grounds of rejection in the Board's December

21, 2012 Decision on Appeal. On October 25, 2013, Tessera, Inc. submitted comments in response to the Examiner's determination, after which the proceeding will be returned to the Patent Trial and Appeal Board for reconsideration. Also, on October 25, 2013, Tessera, Inc. requested an oral hearing before the Patent Trial and Appeal Board. U.S. Patent No. 6,433,419 expired on September 24, 2010, but the inter partes reexamination will continue after expiration.

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

On January 29, 2013, Tessera, Inc. filed a Statutory Disclaimer in the patent file of U.S. Patent No. 6,885,106 dedicating to the public all of the originally issued claims in U.S. Patent No. 6,885,106. Tessera, Inc. then filed, on February 5, 2013, a Supplemental Amendment in the reexamination that canceled all pending claims and alerted the Examiner to the Statutory Disclaimer. The Supplemental Amendment also sought termination of the inter partes reexamination proceeding. On February 11, 2013, at the specific request of the U.S. Patent and Trademark Office, Tessera, Inc. filed in the reexamination a Notice of Concurrent Proceedings, again alerting the Examiner to the Statutory Disclaimer filed in the patent file of U.S. Patent No. 6,885,106. On February 25, 2013, the PTO mailed a Notice of Intent to issue a Reexamination Certificate (NIRC), which terminated the reexamination and noted the status of the claims as: 1-60 currently disclaimed and 61-155 cancelled. On September 3, 2013, a Reexamination Certificate issued showing all claims had been cancelled from the patent. This matter has now concluded.
European Oppositions
On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera, Inc.'s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera, Inc. filed a Notice of Appeal on August 24, 2009. On September 17, 2013, the EPO Board of Appeals issued a “Summons to attend oral proceedings” which states “preliminary” opinions which expresses the Board's view that the principal reason for revocation of EP672 Patent set forth by the Opposition Division is incorrect. On December 20, 2013, Tessera, Inc. filed a response to the Summons to Oral Proceedings. On December 30, 2013, the opponent filed a response to the Summons to Oral Proceedings. An oral hearing before the EPO Board of Appeals was held on January 30, 2014. On September 24, 2011, the EP672 Patent expired, but the appeal continues.
Inter Partes Review Proceedings
On September 24, 2012, Sony filed a petition for inter partes review of Tessera, Inc.'s U.S. Patent No. 6,054,337 (IPR2012-00033). On September 27, 2012, the PTO mailed a Notice accepting the petition filing, which set a December 27, 2012 deadline for Tessera, Inc. to file a preliminary response. Tessera, Inc. filed a patent owner preliminary response on December 26, 2012. On February 26, 2013, the Patent Trial and Appeal Board (PTAB) mailed a Decision initiating a trial for claims 27-29 and 39 on two grounds of patentability. On May 31, 2013, Tessera, Inc. filed a patent owner response. On September 3, 2013, Sony filed a Reply to Tessera’s Patent Owner Response. The PTAB has scheduled the Oral Hearing for November 21, 2013. Sony and Tessera, Inc. have agreed to request that the PTAB dismiss this inter partes review. On December 6, 2013, Tessera, Inc. and Sony filed a Joint Motion to Terminate, Joint Request to Treat Settlement Agreement as Business Confidential Information, and the Settlement Agreement. On December 20, 2013, the Board granted both motions. This matter has now concluded.
On April 9, 2013, Amkor Technologies, Inc. filed a petition for inter partes review of Tessera, Inc.'s U.S. Patent No. 6,046,076 (IPR2013-00242). On July 12, 2013, Tessera, Inc. filed a patent owner preliminary response. On October 11, 2013 the Patent Trial and Appeal Board instituted a trial for claims 1-8, 10-13, 18, 19, 24, and 25 on a single ground of unpatentability for each claim. On October 23, 2013, Tessera, Inc. filed a Request for Rehearing directed to Amkor’s lack of standing to bring the IPR. On October 25, 2013 Amkor filed a Request for Reconsideration of Non-Instituted Grounds. On November 5, 2013, Tessera, Inc. filed a motion to terminate; and on November 12, 2013, Amkor filed its opposition to Tessera, Inc.’s motion to terminate. On December 26, 2013, Tessera, Inc. filed its Patent Owner’s Response. On January 10, 2014, the Board denied both Tessera, Inc.'s motion for rehearing and Amkor's motion for reconsideration. On January 31, 2014, the Board denied Tessera, Inc.’s motion to terminate due to Amkor’s lack of standing. Oral argument, if requested in this inter partes review, is currently scheduled for May 2014.
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
On April 16, 2013, the Tribunal issued an Order laying out a schedule for the exchange of additional discovery and the preparation of a joint expert report in order to finalize the award of damages consistent with Partial Awards issued on July 5, 2012 and February 20, 2013. On September 26, 2013, the Tribunal heard oral arguments concerning disputes over the damages amount. On October 7, 2013, the Tribunal issued an interim order, ordering Amkor to provide additional discovery. The Tribunal also ordered a supplemental joint expert report and further briefing, which was completed on December 30, 2013. There may be further proceedings to ascertain, among other things, the amount due to Tessera, Inc. Tessera, Inc. cannot predict the timing of the damages award(s) that may result.

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
On April 9, 2013, Amkor filed a request for inter partes review of U.S. Patent No. 6,046,076, one of the patents on which the Tribunal awarded damages as part of the July 5, 2012 Partial Award. Further information regarding this inter partes review proceeding is provided above.
Amkor Technology, Inc. v. Tessera, Inc., Civil Action No. CPF-13-512796 (S.F. Superior Ct.); A139596 (1st District of California Court of Appeals, Third Division))
On February 27, 2013, Amkor filed a petition in San Francisco Superior Court to correct the July 5, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., ICC Case No.16531/VRO, to remove the grant of damages from February 2011 to July 2012, or in the alternative to vacate the award. On March 8, 2013, Amkor filed a motion to Correct An Arbitration Award in the San Francisco Superior Court that substantially repeated the request for relief in its Petition. Amkor's Motion to Correct was heard, and orally denied, on June 14, 2013. The Court issued a signed order denying Amkor's Motion to Correct on June 25, 2013. Amkor filed a notice of appeal on August 26, 2013. Amkor filed its appeal brief on January 21, 2014. Tessera, Inc.’s response is due on March 2, 2014.
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
On April 9, 2013, Amkor filed a request for inter partes review of U.S. Patent No. 6,046,076. Tessera, Inc. filed its preliminary response on July 12, 2013. Further information regarding this inter partes review proceeding is provided above.
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

On November 13, 2013, the Court granted the parties’ stipulation to stay this district court proceeding pending the determination by the Tribunal in ICC 16531/VRO identifying the packages on which the ICC will award damages under U.S. Pat. No. 6,046,076.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded publicly on The NASDAQ Global Select Market under the symbol “TSRA.” The price range per share is the highest and lowest bid prices, as reported by The NASDAQ Global Select Market, on any trading day during the respective quarter.

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter (ended March 31, 2013)	$18.91	$15.84
Second Quarter (ended June 30, 2013)	$21.33	$18.11
Third Quarter (ended September 30, 2013)	$22.59	$18.19
Fourth Quarter (ended December 31, 2013)	$20.66	$17.95
	High	Low
Fiscal Year Ended December 31, 2012
First Quarter (ended March 31, 2012)	$20.52	$14.70
Second Quarter (ended June 30, 2012)	$17.34	$12.77
Third Quarter (ended September 30, 2012)	$15.90	$13.67
Fourth Quarter (ended December 31, 2012)	$16.63	$13.09
As of January 31, 2014 there were 53,111,401 outstanding shares of common stock held by 25 stockholders of record.

In April 2013, we announced plans for a capital allocation strategy.  The strategy maintains the current quarterly dividend of $0.10 per share that was originally instituted in March 2012.  We also announced a plan to provide for special dividends once a year equal to 20-30% of “Episodic Gain,” which is net gain after expenses resulting from “Episodic Revenue”. We define Episodic Revenue as revenue other than revenue payable over at least one year pursuant to a contract, and may include revenue such as non-recurring engineering fees, initial license fees, back payments resulting from audits, damages awards from courts or tribunals, and lump sum settlement payments. Another 20-30% of Episodic Gain would be used to provide a “sinking fund” to provide for the growth of quarterly dividends. We also announced a plan to repurchase outstanding shares of our common stock in an amount equal to 20-30% of Episodic Gain.  We anticipate that all quarterly and special dividends, as well as stock repurchases, would be paid out of cash, cash equivalents and short-term investments.

In 2012, we paid quarterly dividends of $0.10 per share in each of May 2012, August 2012 and November 2012. In 2013, we paid quarterly dividends of $0.10 per share in each of March 2013, May 2013, August 2013 and November 2013.
In May 2013, we also paid a special dividend of $0.30 per common share in accordance with the revised dividend policy noted above. The special dividend was calculated based on the Episodic Gain generated over the preceding four quarters.

PERFORMANCE GRAPH
The following graphic representation shows a comparison of total stockholder return for holders of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index from December 31, 2008 through December 31, 2013. The graph and table assume that $100 was invested on December 31, 2008 in each of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2013

300.00
250.00
200.00
150.00
100.00
50.00
0.00
2008
2009
2010
2011
2012
2013
Tessera Technologies, Inc.
NASDAQ Composite-Total Returns
Philadelphia Semiconductor Index

	12/08	12/09	12/10	12/11	12/12	12/13
Tessera Technologies, Inc.	$100.00	$195.88	$186.45	$140.99	$141.38	$175.65
NASDAQ Composite	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14
PHLX Semiconductor	$100.00	$172.58	$199.88	$179.15	$192.17	$272.57
This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (“Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

STOCK REPURCHASES

The following are our monthly stock repurchases for the fourth quarter of fiscal year 2013, all of which were made as part of a publicly announced plan.

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our publicly announced share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Shares in thousands)
2013
October	220	$19.31	220
November	641	$18.84	641
December	380	$19.49	380
Total	1,241	$19.22	1,241	$110.7 million

(a) In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. No expiration date has been specified for this plan.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
Royalty and license fees (1)	$168,908	$209,838	$237,925	$281,177	$285,620
Total revenues	168,908	209,838	237,925	281,177	285,620
Operating expenses:
Cost of revenues	4,515	7,845	8,404	6,420	5,975
Research, development and other related costs	86,653	88,762	65,668	56,986	50,824
Selling, general and administrative	82,236	92,533	79,163	74,146	67,588
Litigation expense	60,386	34,018	29,354	21,892	26,131
Restructuring, impairment of long-lived assets and other charges	70,007	2,524	4,299	—	—
Impairment of goodwill	—	—	38,081	—	—
Total operating expenses	303,797	225,682	224,969	159,444	150,518
Operating income (loss)	(134,889)	(15,844)	12,956	121,733	135,102
Other income and expense, net	1,780	5,872	2,643	2,604	5,519
Income (loss) before taxes from continuing operations	(133,109)	(9,972)	15,599	124,337	140,621
Provision for income taxes	24,483	1,144	14,285	57,058	60,152
Income (loss) from continuing operations	(157,592)	(11,116)	1,314	67,279	80,469
Loss from discontinued operations, net of tax	(27,963)	(19,109)	(20,614)	(9,933)	(10,673)

Net income (loss)	$(185,555)	$(30,225)	$(19,300)	$57,346	$69,796

Income (loss) per share:
Income (loss) from continuing operations:
Basic (2)	$(2.95)	$(0.21)	$0.03	$1.34	$1.65
Diluted (2)	$(2.95)	$(0.21)	$0.03	$1.33	$1.63
Loss from discontinued operations:
Basic (2)	$(0.52)	$(0.37)	$(0.40)	$(0.20)	$(0.22)
Diluted (2)	$(0.52)	$(0.37)	$(0.40)	$(0.20)	$(0.22)
Net loss:
Basic (2)	$(3.48)	$(0.58)	$(0.38)	$1.15	$1.43
Diluted (2)	$(3.48)	$(0.58)	$(0.38)	$1.14	$1.42
Cash dividends declared per share	$0.70	$0.30	$—	$—	$—
Weighted average number of shares used in per share calculation-basic (2)	53,346	51,977	51,082	50,070	48,826
Weighted average number of shares used in per share calculation-diluted (2)	53,346	51,977	51,443	50,450	49,265

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$359,587	$442,603	$492,445	$475,005	$387,958
Working capital	$353,822	$422,114	$481,427	$468,912	$379,559
Total assets	$484,753	$705,102	$716,526	$711,854	$616,318
Long-term liabilities	$5,827	$9,505	$5,017	$10,503	$11,431
Total stockholders’ equity	$440,437	$642,425	$670,679	$664,583	$572,185

(1) Revenue previously classified as past production payments, defined as royalty payments for the use of our intellectual property and where payments are made as part of a settlement of a patent infringement dispute from previously unlicensed parties, has been reclassified and is included in "Royalty and License Fees."

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
Our DigitalOptics segment has undergone many changes during 2013 and 2014 through the date of this report, as summarized under the heading “Overview” in Part I, Item 1- Business of this Annual Report.

In 2014, we plan to continue the DigitalOptics embedded image processing development operations based in Romania and Ireland (which includes FaceToolsTM, FacePowerTM, FotoSavvyTM, face beautification, red-eye removal, HDR, panorama, and image stabilization products), which are not impacted by the restructuring and workforce reduction we announced in January 2014. Additionally, we plan to seek additional ways to monetize the DigitalOptics intellectual property portfolio and technology, through a sale, licensing or other means.

In this document, the operations and financial results of the Micro-Optics business and the Zhuhai Facility outlined under the heading “Overview” in Part I, Item 1- Business of this Annual Report, will be considered discontinued operations. All other financial results, including the mems|cam operations noted in the “Overview”, are included in continuing operations.

Results of Operations
Restructuring Activities
As noted under the heading "Overview" in Part I, Item I - Business of this Annual Report, we have had three major restructuring actions in 2013. Key financial impacts of these actions are as follows:
1) We sold most of the assets of the Micro-Optics business located in Charlotte, North Carolina in exchange for $14.9 million in cash, which resulted in a disposal gain of $8.7 million. We incurred $2.6 million in restructuring and impairment charges related to this action. All financial results of this business are included in discontinued operations.
2) We closed our Zhuhai Facility and consolidated our manufacturing capabilities into Taiwan. We incurred $4.1 million in restructuring and impairment charges related to this action. All financial results of this business are included in discontinued operations.
3) In January of 2014, we announced the cessation of all mems|cam manufacturing operations. As a result, we incurred approximately $49.0 million in long-lived asset impairment and other charges related to the mems|cam operations in the fourth quarter of 2013. In addition, we anticipate that this decision may result in severance and other charges of between $6.0 million to $9.0 million in the first half of 2014. The 2013 financial results of this business and this restructuring action are included in continuing operations as the decision to discontinue the operations and dispose of the assets was not made until January 2014.
For more information regarding these actions, see Note 6 - "Discontinued Operations", Note 8 – "Goodwill and Identified Intangible Assets" and Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Consolidated Financial Statements.
All financial results and discussions below relate to continuing operations unless otherwise specified.
Revenues
Our revenues are generated primarily from royalty and license fees. Royalty and license fees are generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we generally recognize royalty revenues on a one quarter lag. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenues depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of the element and the nature of our deliverables and obligations. In addition, our royalty revenues will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by licensees; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; (e) volume incentive pricing terms in licensing agreements that may result in significant variability in quarterly revenue recognition from customers and (f) the impact of economic downturns.
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

PTI, a customer that accounted for 10% or more of total revenues for the year ended December 31, 2012, ceased making payments in 2012, which caused a substantial adverse impact to our royalty revenue as compared to prior periods. On February 27, 2014, we announced a settlement with PTI related to Tessera, Inc.’s and PTI’s pending cases in the United States District

Court for the Northern District of California. The settlement provides that PTI will pay $196 million to Tessera, Inc. with two required payments to be made in 2014 and quarterly recurring payments beginning in 2015 through the end of 2018.

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
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Years ended December 31,
	2013	2012	2011
Revenues:
Royalty and license fees (1)	100%	100%	100%
Total Revenues	100	100	100
Operating expenses:
Cost of revenues	3	4	4
Research, development and other related costs	51	42	28
Selling, general and administrative	49	44	33
Litigation expense	36	17	13
Restructuring, impairment of long-lived assets and other charges	41	1	2
Total operating expenses	180	108	95
Operating income (loss) from continuing operations	(80)	(8)	5
Other income and expense, net	1	3	1
Income (loss) from continuing operations before taxes	(79)	(5)	7
Provision for income taxes	14	1	6
Income (loss) from continuing operations	(93)	(5)	1
Loss from discontinued operations, net of tax	(17)	(9)	(9)
Net loss	(110)%	(14)%	(8)%

(1) Revenue previously classified as past production payments, defined as royalty payments for the use of our intellectual property and where payments are made as part of a settlement of a patent infringement dispute from previously unlicensed parties, has been reclassified and is included in "Royalty and License Fees"

The following table sets forth our revenues by year (in thousands, except for percentages):

	Years Ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Royalty and license fees	$168,908	$209,838	$(40,930)	(20)%

Total revenue for the years ended December 31, 2013 and 2012 was $168.9 million and $209.8 million, respectively. See “Segment Operating Results” below for an explanation of the changes in revenue between the reporting periods.
Cost of Revenues
Cost of revenues primarily consists of amortization of intangible assets related to acquired technologies, direct compensation and depreciation expense. Amortization of certain acquired intangible assets and depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies and the timing of property and equipment being placed in service.
Cost of revenues for the year ended December 31, 2013 was $4.5 million, as compared to $7.8 million for the year ended December 31, 2012, a decrease of $3.3 million, or 42%. The decrease was primarily related to the $2.3 million decrease in amortization due to the impairment of intangibles in 2013 (see Note 8 – "Goodwill and Identified Intangibles Assets" in the Notes to Consolidated Financial Statements), and a $0.9 million decrease in outside services.
Research, Development and Other Related Costs
Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale packaging, circuitry design, 3D architecture, wafer-level packaging technology, high-density substrate, image sensor packaging, and image enhancement technology. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the year ended December 31, 2013 were $86.7 million, as compared to $88.8 million for the year ended December 31, 2012, a decrease of $2.1 million, or 2%. The decrease was primarily related to a reduction in outside services of $3.3 million, personnel related expenses of $3.4 million, and stock-based compensation of $1.7 million. These decreases were partially offset by an increase in depreciation expense of $3.0 million, facilities related expense of $1.6 million, and materials expense of $1.2 million due to the expansion of the DigitalOptics mems|cam manufacturing operation in Taiwan.
We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, we also expect research and development costs to decline in 2014 from current levels as a result of the shutdown of the DigitalOptics mems|cam manufacturing operation (see Note 17 – "Subsequent Events" in the Notes to Consolidated Financial Statements).
Selling, General and Administrative
Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, reverse engineering personnel and services, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, and finance personnel, legal fees and expenses, facilities costs, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items. Our selling, general and administrative expenses declined in 2013 as we have implemented cost savings strategies. We anticipate these costs to decline further in 2014 from current levels as we continue to restructure our operations.
Selling, general and administrative expenses for the year ended December 31, 2013 were $82.2 million, as compared to $92.5 million for the year ended December 31, 2012, a decrease of $10.3 million, or 11%. The decrease was primarily attributable to decreases in outside services of $4.7 million, personnel related expenses of 3.2 million, facilities related expenses of $1.9 million, and travel related expenses of $1.0 million. The decreases were primarily the result of the overall streamlining of our administrative personnel and outside services (see Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Consolidated Financial Statements) and were partially offset by a $1.9 million increase in depreciation expense.
Litigation Expense
Litigation expense for the year ended December 31, 2013 was $60.4 million, as compared to $34.0 million for the year ended December 31, 2012, an increase of $26.4 million, or 78%. The increase was primarily attributable to the increase of case activities in our docket of legal proceedings.
We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly between periods, because of our ongoing litigation, as described in Part I, Item 3 – Legal Proceedings, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of a campaign to secure payment of reasonable royalties for the use of our patented technology. If we initiate such litigation, our future litigation expenses may increase.
Restructuring, Impairment of Long-Lived Assets and Other Charges
In 2013, we continued the restructuring of our DigitalOptics business and assessed the recoverability of our manufacturing assets during the year. We incurred $70.0 million of restructuring, impairment of long-lived assets and other charges for the year ended December 31, 2013 which were mainly due to $58.3 million of impairments of long-lived assets and $9.8 million of purchase obligations (see Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Consolidated Financial Statements for additional details).
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Cost of revenues	$50	$641
Research, development and other related costs	3,591	6,455
Selling, general and administrative	9,862	9,940
Total stock-based compensation expense	$13,503	$17,036
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2013, stock-based compensation expense was $13.5 million, of which $7.8 million related to employee stock options, $4.3 million related to restricted stock awards and units and $1.4 million related to employee stock purchases. For the year ended December 31, 2012, stock-based compensation expense was $17.0 million, of which $10.3 million related to employee stock options, $4.8 million related to restricted stock awards and units and $1.9 million related to employee stock purchases. The decrease in stock-based compensation from 2012 to 2013 primarily resulted from forfeitures of options and restricted stock awards and units due to reduction in staff, offset by increased expenses related to the modification of expenses related to stock awards of $3.5 million in the year ended December 31, 2013 versus $0.1 million in the year ended December 31, 2012. Modifications typically occur when we enter into consulting agreements with departing employees. Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.
Other Income and Expense, Net
Other income and expense, net for the year ended December 31, 2013 was $1.8 million, as compared to $5.9 million, for the year ended December 31, 2012. The decrease was primarily attributable to a $5.4 million payment we received from Amkor in 2012 related to the International Court of Arbitration of the International Chamber of Commerce interim award in favor of Tessera, Inc. that was recorded as interest income.
Provision for (benefit from) Income Taxes
The provision for income taxes for the year ended December 31, 2013 was $24.5 million, and was comprised of a tax expense for domestic and selected foreign jurisdictions as well as foreign withholding and income taxes. The provision for income taxes for the year ended December 31, 2012 was $1.1 million, and was largely comprised of a foreign withholding and income taxes offset by a benefit for domestic federal tax.  The increase in the tax expense for the year ended December 31, 2013 as compared to the prior year was largely attributable to the valuation allowance on substantially all the Company’s federal deferred tax assets.
During 2013, we recorded a valuation allowance against substantially all of our federal deferred tax assets as we concluded such assets were no longer fully realizable.  The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis.  In making such assessment, significant weight is given to evidence that can be objectively verified.  After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during 2013, we determined that it was not more likely than not we would realize the full value of our federal deferred tax assets given current uncertainties regarding the timing of profits that has caused the Company to be in a cumulative three year loss position as of December 31, 2013. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future.  This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.
Discontinued Operations
In 2013, we sold our Micro-Optics business located in Charlotte, North Carolina, and shut-down our camera module manufacturing facility in Zhuhai, China. Both of these operations were part of our DigitalOptics segment. In 2013 and all previous periods presented, these operations are reported as discontinued operations. For further information about discontinued operations, see Note 6 – "Discontinued Operations" in the Notes to Consolidated Financial Statements for additional details.
Fiscal Year 2012 and 2011
The following table sets forth our revenues by type (in thousands, except for percentages):

	Years Ended December 31,
	2012	2011	Increase/ (Decrease)	Change
Royalty and license fees	$209,838	$237,925	$(28,087)	(12)%
Total revenue for the year ended December 31, 2012 was $209.8 million compared to $237.9 million for the year ended December 31, 2011. See “Segment Operating Results” below for an explanation of the changes in revenue between the reporting periods.
Cost of Revenues
Cost of revenues for the year ended December 31, 2012 was $7.8 million, as compared to $8.4 million for the year ended December 31, 2011, a decrease of $0.6 million, or 7%. This decrease resulted from a $1.7 million decrease in outside services offset by a $1.3 million increase in intangible amortization.
Research, Development and Other Related Costs
Research, development and other related costs for the year ended December 31, 2012 were $88.8 million, as compared to $65.7 million for the year ended December 31, 2011, an increase of $23.1 million, or 35%. The increase was primarily due to increases in personnel related expenses of $7.8 million, in material costs of $3.5 million, in consulting fees of $2.5 million, in patent prosecution, application and examination expenses of $2.0 million, mask and tooling expenses of $1.8 million, travel related expenses of $1.7 million and in the amortization of intangible assets of $1.6 million. These increases were primarily the result of the expansion of the DigitalOptics business, and were partially offset by a decrease in stock-based compensation expense of $1.5 million.
We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.
Selling, General and Administrative
Selling, general and administrative expenses for the year ended December 31, 2012 were $92.5 million, as compared to $79.2 million for the year ended December 31, 2011, an increase of $13.4 million, or 17%. The increase was primarily attributable to increases in outside service of $5.3 million related to our acquisition activities, amortization of intangible assets of $5.2 million resulting from purchases of intangible assets, personnel related expenses of $4.0 million, travel related expenses of $1.3 million, general legal expenses of $1.6 million, audit and tax fees of $1.0 million and depreciation of $1.0 million, offset by a decrease in stock-based compensation expense of $6.9 million. The decrease in stock-based compensation is mainly due to the decrease in modifications as noted in the "Stock-based Compensation Expense" discussion below.
Litigation Expense
Litigation expense for the year ended December 31, 2012 was $34.0 million, as compared to $29.4 million for the year ended December 31, 2011, an increase of $4.6 million, or 16%. The increase was primarily attributable to the timing of case activities in our docket of legal proceedings.

Restructuring and Other Charges

In January 2011, we announced a reorganization of our DigitalOptics segment to focus on key growth opportunities including EDoF, Zoom and MEMS-based autofocus, and a reduction up to 15% of our worldwide employee base. In August 2011, we announced a commitment to undertake a workforce reduction at our Yokohama, Japan development facility and to close that facility in order to optimize our operations. Restructuring and other charges primarily consisted of severance, costs related to the continuation of employee benefits, expenses related to the closure of facilities, and other costs related to the closure of the leased facility in Japan. Restructuring and other charges were $5.2 million for the year ended December 31, 2011.
In November 2012, we announced further restructuring of our DigitalOptics segment to focus our efforts on our core MEMS camera module business. In connection with this effort, we reduced our workforce and ceased operations at our facility in Tel Aviv, Israel. In connection with these actions, we incurred total charges of $2.5 million in the fourth quarter of 2012.
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
Other Income and Expense, Net
Other income and expense, net, was $5.9 million for the year ended December 31, 2012 compared to $2.6 million for the year ended December 31, 2011. The increase was primarily due to the portion of the payment from Amkor related to the International Court of Arbitration of the International Chamber of Commerce interim award in favor of Tessera, Inc. that was recorded as interest income offset by lower interest income resulting from a reduction in cash, cash equivalents and short-term investments.
Provision for (benefit from) Income Taxes
The provision for income taxes for the year ended December 31, 2012 of $1.1 million was largely comprised of foreign income and withholding taxes as offset by domestic income tax benefit. The provision for income taxes for the year ended December 31, 2011 was $14.3 million and was largely comprised of domestic income tax, foreign income and withholding taxes as offset by a tax benefit of the impairment of tax-deductible goodwill. The decrease in income tax expense for the year ended December 31, 2012 as compared to the prior year was largely attributable to the U.S. domestic loss incurred in the year ended 2012 offset by an increase in valuation allowance related to state and foreign deferred tax assets.

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
Our Chief Executive Officer is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. We have organized our reporting units to align with the vision of the CODM.
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

FotoNation (part of the DigitalOptics segment) offers embedded image processing solutions which includes FaceTools™, face beautification, red-eye removal, FacePowerTM, FotoSavvyTM , HDR, panorama, and image stabilization products. Additionally, DigitalOptics seeks to monetize the DigitalOptics intellectual property portfolio and technology, through a sale, licensing or other means.
Our reportable segments were determined based upon the manner in which our management views and evaluates our operations. Segment information below and in Note 14 – “Segment and Geographic Information” of the Notes to Consolidated Financial Statements is presented in accordance with the authoritative guidance on segment reporting.
The following table sets forth our segments’ revenues, operating expenses and operating loss (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
Intellectual Property revenues	$149,972	$192,892	$213,412
DigitalOptics revenues	18,936	16,946	24,513
Total revenues	168,908	209,838	237,925
Operating expenses:
Intellectual Property Segment	118,839	97,984	81,493
DigitalOptics Segment	143,824	80,675	96,508
Corporate Overhead	41,134	47,023	46,968
Total operating expenses	303,797	225,682	224,969
Operating income (loss):
Intellectual Property Segment	31,133	94,908	131,919
DigitalOptics Segment	(124,888)	(63,729)	(71,995)
Corporate Overhead	(41,134)	(47,023)	(46,968)
Total operating income (loss)	$(134,889)	$(15,844)	$12,956
Revenues and operating income and loss amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Corporate Overhead expenses, which have been excluded, are primarily support services, human resources, legal, finance, IT, corporate development, procurement activities, and insurance expenses. For the year ended December 31, 2013, Corporate Overhead expenses were $41.1 million as compared to $47.0 million for the year ended December 31, 2012. The decrease of $5.9 million was mainly attributable to decreases in employee related expenses of $2.3 million, and outside services of $2.3 million. The decrease in employee related expenses resulted primarily from reduced headcount due to our restructuring of our DigitalOptics business. For the years ended December 31, 2012 and 2011, Corporate Overhead expenses were $47.0 million.

Intellectual Property Segment

Fiscal Year 2013 and 2012

	Years ended December 31,
	2013	2012
	(in thousands)
Revenues:
Intellectual Property segment
Royalty and license fees	$149,972	$192,892
Total Intellectual Property revenues	149,972	192,892
Operating expenses:
Cost of revenues	688	891
Research, development and other related costs	25,913	32,782
Selling, general and administrative	29,762	30,065
Litigation expense	60,156	34,246
Restructuring charges, impairment of long-lived assets and other charges	2,320	—
Total operating expenses	118,839	97,984
Total operating income	$31,133	$94,908
Intellectual Property revenues consist primarily of royalty and license fees received from our licensees. For the year ended December 31, 2013, Intellectual Property revenues were $150.0 million as compared to $192.9 million for the year ended December 31, 2012, a decrease of $42.9 million, or 22%. The overall decrease in revenues was primarily due to the $49.1 million decrease in royalty revenues primarily from Micron Technology Inc. and Powertech Technology, Inc.
Operating expenses for the year ended December 31, 2013 were $118.8 million and consisted primarily of research, development and other related costs of $25.9 million, selling, general and administrative expenses of $29.8 million and litigation expenses of $60.2 million. Restructuring charges, impairment of long-lived assets and other charges for the year ended December 31, 2013 included a $1.5 million charge relating to disposal of an entity that furthered advanced packaging solutions, $0.7 million of fixed asset impairments and $0.1 million in severance. The increase of $20.9 million or 21% was primarily attributable to the $25.9 million increase in litigation expense offset by a $6.9 million decrease in research and development expense. The decrease in research and development expense was mainly driven by the decreases in outside services of $2.1 million, patent and trademark filing expenses of $2.1 million, personnel related expenses of $1.6 million, and stock compensation of $0.8 million.
We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing litigation, as described in Part I, Item 3 – Legal Proceedings, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Operating income for the year ended December 31, 2013 was $31.1 million as compared to operating income of $94.9 million for the year ended December 31, 2012, which represented a decrease of $63.8 million, or 67%, for the reasons stated above.
Fiscal Year 2012 and 2011

	Years Ended December 31,
	2012	2011
	(in thousands)
Revenues:
Intellectual Property segment
Royalty and license fees	$192,892	$213,412
Total Intellectual Property revenues	192,892	213,412
Operating expenses:
Cost of revenues	891	2,597
Research, development and other related costs	32,782	28,752
Selling, general and administrative	30,065	17,725
Litigation expense	34,246	29,306
Restructuring and other charges	—	3,113
Total operating expenses	97,984	81,493
Total operating income	$94,908	$131,919
For the year ended December 31, 2012, Intellectual Property revenue was $192.9 million, compared to $213.4 million for the year ended December 31, 2011. The overall decrease of $20.5 million or 10%, was primarily due to PTI ceasing to make payments in 2012, the expiration of Micron Technology Inc.’s license and lower unit volumes reported by other customers, partially offset by a $24.7 million payment from Spansion Inc. related to settlement of litigation, a $19.9 million payment from Amkor ($16.7 million of the payment was recorded as royalties and the balance as interest income) related to the interim award by the International Court of Arbitration of the International Chamber of Commerce and by license and royalty payments of approximately $9.4 million related to audits.
Operating expenses for the year ended December 31, 2012 were $98.0 million and consisted primarily of research and development expense of $32.8 million, selling, general and administrative of $30.1 million and $34.2 million in litigation expense. The increase of $16.5 million as compared to $81.5 million for the year ended December 31, 2011 was primarily attributable to an increase in the amortization of intangible assets of $8.3 million, an increase in litigation expense of $4.9 million, an increase in patent maintenance expense of $4.0 million and an increase in consulting fees of $2.5 million. These increases were partially offset by a decrease in stock based compensation expense of $2.1 and no restructuring and other charges in 2012 compared to $3.1 million in 2011.
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

DigitalOptics Segment

Fiscal Year 2013 and 2012

	Years Ended December 31,
	2013	2012
	(in thousands)
Revenues:
DigitalOptics segment
Royalty and license fees	$18,936	$16,946
Total DigitalOptics revenues	18,936	16,946
Operating expenses:
Cost of revenues	3,827	6,954
Research, development and other related costs	60,740	55,980
Selling, general and administrative	13,666	15,217
Litigation	74	—
Restructuring, impairment of long-lived assets and other charges	65,517	2,524
Total operating expenses	143,824	80,675
Total operating loss	$(124,888)	$(63,729)
DigitalOptics revenues for the year ended December 31, 2013 were $18.9 million as compared to $16.9 million for the year ended December 31, 2012, an increase of $2.0 million or 12%. This increase was due primarily to higher revenues related to royalties and licenses of our FotoNation image enhancement technologies.
Operating expenses for the year ended December 31, 2013 were $143.8 million. The increase of $63.1 million, or 78%, in total operating expenses as compared to $80.7 million for the year ended December 31, 2012, was primarily due to the $63.0 million increase in restructuring, impairment of long-lived assets, and other charges. See Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Consolidated Financial Statements for additional details.
Operating expenses are expected to decrease significantly in 2014 as compared to 2013 due to the shutdown of DigitalOptics manufacturing activities in January 2014 (see Note 17 – "Subsequent Events" in the Notes to Consolidated Financial Statements).
Operating loss for the years ended December 31, 2013 and 2012 was $124.9 million and $63.7 million, respectively, which represented an increased loss of $61.2 million, or 96%, for the reasons stated above.
Fiscal Year 2012 and 2011

	Years Ended December 31,
	2012	2011
	(in thousands)
Revenues:
DigitalOptics segment
Royalty and license fees	$16,946	$24,513
Total DigitalOptics revenues	16,946	24,513
Operating expenses:
Cost of revenues	6,954	5,806
Research, development and other related costs	55,980	36,916
Selling, general and administrative	15,217	14,771
Restructuring and other charges	2,524	934
Impairment of goodwill	—	38,081
Total operating expenses	80,675	96,508
Total operating loss	$(63,729)	$(71,995)
DigitalOptics revenues for the year ended December 31, 2012 were $16.9 million as compared to $24.5 million for the year ended December 31, 2011, a decrease of $7.6 million or 31%. The decrease was mainly due to a 39.3% decrease in royalty and license revenues from our image enhancement technologies.

We recorded an impairment charge of goodwill of $38.1 million for the year ended December 31, 2011, due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time.
Operating expenses for the year ended December 31, 2012 were $80.7 million and consisted of cost of revenues of $7.0 million, research, development and other related costs of $56.0 million, selling, general and administrative expenses of $15.2 million and restructuring and other charges of $2.5 million. Excluding impairment of goodwill, the increase of $22.2 million, or 38%, in total operating expenses as compared to $58.4 million for the year ended December 31, 2011, consisted of increases which relate primarily to the expansion of the DigitalOptics business in Taiwan. The increases include personnel related expenses of $11.0 million, materials and supplies of $6.1 million, outside services of $1.4 million, and equipment depreciation of $1.2 million.
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
Operating loss for the years ended December 31, 2012 and 2011 was $63.7 million and $72.0 million, respectively, which represented a decreased loss of $8.3 million, or 12%, for the reasons stated above.

Net Operating Losses and Tax Credit Carryforwards
As of December 31, 2013, we had federal net operating loss carryforwards of approximately $53.8 million and state net operating loss carryforwards of approximately $122.1 million. A significant amount of the state net operating loss carryforwards are carried over from the acquired entities, Digital Optics Corporation in 2006 and Siimpel Corporation in 2010. If not utilized, these operating loss carryforwards will begin to expire on various dates beginning in 2014 and will continue to expire through 2033. In addition, we have research tax credit carryforwards of approximately $2.7 million for federal purposes which will start to expire in 2014 and will continue to expire through 2033. We also have research tax credit carryforwards of approximately $4.9 million for state purposes and $1.4 million for foreign purposes, which will never expire. We have $19.9 million of foreign tax credit carryforwards which will expire beginning in 2022 and will continue to expire through 2023. Under the provisions of the Internal Revenue Code, substantial changes in the Company's or its subsidiaries' ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income.
Tax Benefits from Stock Options
The benefits of tax deductions resulting from the exercise and disqualifying dispositions of stock options and vesting of restricted stock reduce our income taxes payable for federal and state purposes. There were no tax benefits from our employee stock option plan for the year ended 2013. The tax benefits from our employee stock option plan totaled $5.5 million and $7.7 million for the years ended 2012 and 2011, respectively. The tax benefits for the excess of tax deductions over the related stock-based compensation expense recorded will create a benefit to additional paid-in capital. Conversely, cancellations and modifications of stock option and restricted stock result in a reversal of the related deferred tax assets and a debit to additional paid-in capital to the extent that excess amounts have been previously recorded in additional paid in capital, otherwise the debit will be to the provision for income tax. The Company recorded a valuation allowance on its domestic deferred tax assets; therefore, any reversal of the deferred tax assets related to stock options cancellations and modifications do not impact the Company's overall tax provision for the year ended 2013.

Liquidity and Capital Resources

	December 31,
(in thousands, except for percentages)	2013	2012	2011
Cash and cash equivalents	$73,722	$103,802	$55,758
Short-term investments	285,865	338,801	436,687
Total cash, cash equivalents and short-term investments	$359,587	$442,603	$492,445
Percentage of total assets	74%	63%	69%

	Years Ended December 31,
	2013	2012	2011
Net cash from operating activities	$(48,077)	$24,860	$79,426
Net cash from investing activities	$47,947	$32,852	$(100,789)
Net cash from financing activities	$(29,950)	$(9,668)	$7,853
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $359.6 million at December 31, 2013, a decrease of $83.0 million from $442.6 million at December 31, 2012. Cash and cash equivalents were $73.7 million at December 31, 2013, a decrease of $30.1 million from $103.8 million at December 31, 2012. The decrease in cash and cash equivalents was primarily the result of $48.1 million in cash used by operating activities and $30.0 million net cash used in financing activities, offset by $47.9 million in cash provided by investing activities.
Cash flows used in operations were $48.1 million for the year ended December 31, 2013, primarily due to our net loss of $185.6 million being adjusted for non-cash items of depreciation and amortization of $15.9 million, restructuring and impairment of $64.7 million, amortization of intangible assets of $22.3 million, impairment of goodwill of $6.7 million, stock-based compensation expense of $13.5 million and deferred income taxes of $22.7 million, offset by changes in operating assets and liabilities of $8.3 million.
Cash flows provided by operations were $24.9 million for the year ended December 31, 2012, primarily due to net loss of $30.2 million, adjusted for non-cash items of depreciation and amortization of $40.3 million and stock-based compensation expense of $17.0 million and a net increase in the changes in operating assets and liabilities of $2.2 million.
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
Net cash provided by investing activities was $47.9 million for the year ended December 31, 2013, primarily related to the maturities and sales of short-term investments of $285.6 million and the proceeds from the sale of property and equipment of $19.7 million, offset by purchases of available-for-sale securities of $233.9 million, purchases of property and equipment of $20.1 million and purchases of intangible assets of $3.4 million.The sales of property and equipment were primarily related to those assets in our Micro-Optics business in Charlotte, North Carolina which was sold in August 2013, and our leased factory in Zhuhai, China, whose assets were sold as part of the closure of that facility in the second quarter of 2013. The purchases of property and equipment were primarily related to expanding the manufacturing operation in Hsinchu, Taiwan. This operation will be closed as part of the restructuring of the DigitalOptics segment announced in January 2014.
Net cash provided by investing activities was $32.9 million for the year ended December 31, 2012, primarily related to proceeds from maturities and sales of investments of $359.5 million, offset by purchases of short-term investments of $233.9 million, cash of $27.9 million used in our acquisition of the Zhuhai Entity and related assets from Flextronics, purchases of property and equipment of $33.4 million primarily for the manufacturing operation in Taiwan and purchases of intangible assets of $4.9 million.
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
Net cash used in financing activities was $30.0 million for the year ended December 31, 2013 due to dividend payments of $37.6 million and stock repurchases of $29.3 million, offset by $36.9 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

Net cash used in financing activities was $9.7 million for the year ended December 31, 2012 due to a dividend payment of $15.6 million, offset by the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the years ended December 31, 2013, 2012 and 2011, no impairment charges with respect to our investments were recorded.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of December 31, 2013, we have repurchased approximately 2,145,000 shares of common stock at a total cost of $39.3 million under this plan at an average price of $19.24. As of December 31, 2013, the total amount available for repurchase was $110.7 million. We plan to continue to execute authorized repurchases from time to time under the plan.

In April 2013, we announced plans for a capital allocation strategy.  The strategy maintains the current quarterly dividend of $0.10 per share that we originally instituted in March 2012.  We also announced a plan to provide for special dividends once a year equal to 20-30% of “Episodic Gain,” which is net gain resulting from “Episodic Revenue”. We define Episodic Revenue as revenue other than revenue payable over at least one year pursuant to a contract, and may include revenue such as non-recurring engineering fees, initial license fees, back payments resulting from audits, damages awards from courts or tribunals, and lump sum settlement payments. Another 20-30% of Episodic Gain would be used to provide a “sinking fund” to provide for the growth of the quarterly dividends. We also announced a plan to repurchase outstanding shares of our common stock in an amount equal to 20-30% of Episodic Gain.  We anticipate that all quarterly and special dividends, as well as stock repurchases, would be paid out of cash, cash equivalents and short-term investments.

In 2012, we paid quarterly dividends of $0.10 per share in each of May 2012, August 2012 and November 2012 In 2013, we paid quarterly dividends of $0.10 per share in each of March 2013, May 2013, August 2013 and November 2013. In May 2013, we also paid a special dividend of $0.30 per common share in accordance with the revised dividend policy noted above. The special dividend was calculated based on the Episodic Gain we generated over the preceding four quarters.

In January 2014, we announced a restructuring of the DigitalOptics segment to cease all remaining manufacturing operations. We expect to incur cash charges in the range of $16.0 million to $19.0 million as a result of this restructuring, primarily for the settlement of open purchase orders for equipment and inventory, severance costs to terminated employees and cash obligations related to facility leases and restoration costs at locations we will be closing as a result of this restructuring. The majority of these cash costs are expected to be paid in the first half of 2014.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$17,850	$3,729	$9,313	$3,477	$1,331
The amounts reflected in the table above for operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility and equipment operating leases, and purchase obligations relating to fixed assets and inventory. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2013, 2012 and 2011, we recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of December 31, 2013 and December 31, 2012, we accrued $0.6 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 13 – "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, the assessment of useful lives and the recoverability of property, plant and equipment, the valuation and recognition of stock-based compensation expense, the valuation of investments, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. See Note 2—“Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.
Revenue Recognition

We derive our revenue from royalty and license fees. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Determining whether and when these criteria have been satisfied requires us to make assumptions and judgments which could have a significant impact on the timing and amount of revenue it reports. For example, we recognize revenue on certain royalty agreements on a cash basis because management determines collectability is not reasonably assured. These determinations have a material impact on our operating results.
Royalty revenue is generated from a licensee's production or shipment of licensed products incorporating our intellectual property, technologies or software. Running royalties are primarily based on unit volumes shipped. Licensees generally report shipment information within 30 to 60 days following the end of the quarter. From time to time we also enter into license agreements that provide for fixed license fees or royalty payments. When there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one-quarter lag. Royalty revenue also includes payments resulting from periodic compliance audits of licensees, as part of a settlement of a patent infringement dispute, or judgments of license dispute.

License revenue is generated from license agreements for certain rights to our intellectual property technologies. We also derive revenue from software licenses for digital and video photography image enhancement technology. In some instances, we may enter into license agreements that involve multiple element arrangements to also include technology transfer, design, technical service and unspecified support. For technology and software licenses, revenue is recognized upon delivery or on a straight-line basis over the period in which the unspecified support or service is performed.
Valuation of goodwill and intangible assets
We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.
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
In 2011, we recorded an impairment charge of goodwill of $49.7 million due primarily to the low market price of our common stock, which resulted in our market capitalization being significantly lower than the book value of equity for an extended period of time. In 2013, we again recorded a $6.7 million impairment charge of goodwill due to the restructuring of our DigitalOptics business. These restructuring activities involved estimates based on all information known as of the date of this report. Refer to Note 8—“Goodwill and Identified Intangible Assets” of the Notes to Consolidated Financial Statements for additional details.
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
Stock-based compensation expense
Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the options, stock price volatility, dividends and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on a market-based historical volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 11—“Stock-Based Compensation Expense” of the Notes to Consolidated Financial Statements for additional detail.
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
Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2013, 2012 and 2011, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See Note 12—“Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

Recent Accounting Pronouncements
See Note 3 – “Recent Accounting Pronouncements” of the Notes to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, which are subject to risks including:
Interest Rate Risk
The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We invest in marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, which had a fair value of $303.8 million at December 31, 2013. Our exposure to interest rate risks is not significant due to the short average maturity of our holdings, which is less than a year. A hypothetical 1% (100 basis-point) increase in period end interest rates along the yield curve would have resulted in a $1.6 million decrease in the fair value of our investment positions at December 31, 2013. Conversely, a 1% (100 basis-point) decrease in interest rates to zero would have resulted in a $700,000 increase in the fair value of our investment portfolio. These estimates reflect only the direct impact of a change in interest rates and actual results may differ from these estimates.
Investment Risk
We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds, are classified as available-for-sale or trading securities with fair values of $303.8 million and $395.6 million as of December 31, 2013 and 2012, respectively. Unrealized gains, net of tax, on these investments at December 31, 2013 were approximately $0.1 million, as compared to unrealized gains of approximately $0.1 million at December 31, 2012. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio.
Bank Liquidity Risk
As of December 31, 2013, we have approximately $55.8 million in operating accounts that are held with domestic and international financial institutions. A majority of these balances are held with domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the federal government. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
Foreign Currency Exchange Rate Risk
Our international sales and substantially all of our operating expenses are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. Consequently, our results of operations are not subject to significant foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data
Our consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2013 are set forth in this Annual Report at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2013 and 2012. The following table should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. We employ a calendar month-end reporting period for our quarterly reporting.

	Three Months Ended
	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012 (1)	Mar 31, 2013 (2)	Jun 30, 2013 (3)	Sep 30, 2013 (4)	Dec 31, 2013 (5)
	(in thousands, except per share amounts)
Revenues:
Royalty and license fees	$43,538	$58,315	$60,409	$47,576	$28,664	$46,614	$37,260	$56,370
Total Revenues	43,538	58,315	60,409	47,576	28,664	46,614	37,260	56,370
Operating expenses:
Cost of revenues	1,917	2,117	2,068	1,743	1,814	1,014	850	837
Research, development and other related costs	20,710	21,521	21,611	24,920	23,405	20,170	20,852	22,226
Selling, general and administrative	23,470	23,299	22,848	22,916	24,013	24,642	17,433	16,148
Litigation expense	3,492	6,724	9,689	14,113	14,081	17,406	12,698	16,201
Restructuring, impairment of long-lived assets and other charges	—	—	—	2,524	11,653	5,947	1,022	51,385
Total operating expenses	49,589	53,661	56,216	66,216	74,966	69,179	52,855	106,797
Operating income (loss)	(6,051)	4,654	4,193	(18,640)	(46,302)	(22,565)	(15,595)	(50,427)
Other income and expense, net	668	987	3,725	492	336	486	418	540
Income (loss) from continuing operations before taxes	(5,383)	5,641	7,918	(18,148)	(45,966)	(22,079)	(15,177)	(49,887)
Provision for (benefit from) income taxes	(1,164)	3,977	3,741	(5,410)	(20,439)	1,899	40,484	2,539
Income (loss) from continuing operations	(4,219)	1,664	4,177	(12,738)	(25,527)	(23,978)	(55,661)	(52,426)
Income (loss) from discontinued operations, net of tax	(3,869)	(2,073)	(5,289)	(7,878)	(19,096)	8,164	(15,308)	(1,723)
Net loss	$(8,088)	$(409)	$(1,112)	$(20,616)	$(44,623)	$(15,814)	$(70,969)	$(54,149)
Earnings per share:
Income (loss) from continuing operations:
Basic	$(0.08)	$0.03	$0.08	$(0.24)	$(0.49)	$(0.45)	$(1.03)	$(0.97)
Diluted	$(0.08)	$0.03	$0.08	$(0.24)	$(0.49)	$(0.45)	$(1.03)	$(0.97)
Loss from discontinued operations:
Basic	$(0.07)	$(0.04)	$(0.10)	$(0.15)	$(0.36)	$0.15	$(0.28)	$(0.03)
Diluted	$(0.07)	$(0.04)	$(0.10)	$(0.15)	$(0.36)	$0.15	$(0.28)	$(0.03)
Net loss:
Basic	$(0.16)	$(0.01)	$(0.02)	$(0.39)	$(0.85)	$(0.30)	$(1.31)	$(1.01)
Diluted	$(0.16)	$(0.01)	$(0.02)	$(0.39)	$(0.85)	$(0.30)	$(1.31)	$(1.01)
Cash dividends declared per share	$—	$0.10	$0.10	$0.10	$0.10	$0.40	$0.10	$0.10
Weighted average number of shares used in per share calculations-basic	51,738	51,881	52,093	52,226	52,471	53,157	54,076	53,866
Weighted average number of shares used in per share calculations-diluted	51,738	52,072	52,261	52,226	52,471	53,984	54,076	53,866

[1]
In the fourth quarter of 2012, we announced that we would focus our efforts on our core MEMS camera module business. In connection with this effort, we reduced our workforce and ceased operations at our facility in Tel Aviv, Israel. In connection with these actions, we recognized a restructuring charge of $2.5 million, primarily consisting of severance, costs related to the continuation of certain employee benefits, and expenses related to the closure of our facility.

[2]
In the first quarter of 2013, the restructuring, impairment of long-lived assets and other charges consisted of employee severance of $1.4 million, impairments of $1.3 million of manufacturing equipment assets held for sale relating to the Taiwan operation, $0.3 million impairment of research and development equipment relating to the closure of the facility in Tel Aviv and an $8.7 million charge due to the abandonment of patents and technology which caused a revision of the useful life estimate of these patents and technology assets thus fully impairing them.

[3]
In the second quarter of 2013, restructuring, impairment of long-lived assets and other charges included a $1.9 million impairment of our investment in NemoTek Technologie S.A., a $1.5 million charge related to disposal of an entity that furthered advanced packaging solutions, an impairment charge of $1.1 million in manufacturing equipment assets held for sale relating to the Taiwan operation, $0.9 million in asset impairments relating to the Intellectual Property and DigitalOptics businesses, and $0.5 million in severance charges.
.

[4]	In the third quarter of 2013, a valuation allowance was recorded against substantially all of our federal deferred tax assets as we concluded such assets were no longer fully realizable.

[5]
In January, 2014, we announced a restructuring of our DigitalOptics segment to cease all remaining manufacturing operations. Therefore, we will no longer pursue a strategy of manufacturing and selling mems|cam products. In connection with these actions, we impaired $32.8 million of manufacturing equipment and $6.5 million of intangibles relating to the DigitalOptics operation, recorded a $9.8 million charge for commitments relating to open purchase orders for equipment and impaired $2.1 million of IT related assets.

Other Supplementary Data
The following table presents our quarterly unaudited non-GAAP financial measures for the eight quarters in the periods ended December 31, 2013 and 2012. The non-GAAP financial measures adjust for either one-time or ongoing non-cash acquired intangibles amortization charges, acquired in-process research and development, all forms of stock-based compensation expense, restructuring, impairment of long-lived assets and other charges and related tax effects of the aforementioned adjustments. The non-GAAP financial measures also exclude the effects of FASB Accounting Standards Codification Topic 718 – Stock Compensation upon the number of diluted shares used in calculating non-GAAP earnings per share. We believe that the non-GAAP measures used in this report provide investors with important perspectives into our ongoing business performance. Our management uses these non-GAAP financial measures when evaluating our operating performance. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three Months Ended
	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
	(in thousands, except per share amounts)
GAAP income (loss) from continuing operations	$(4,219)	$1,664	$4,177	$(12,738)	$(25,527)	$(23,978)	$(55,661)	$(52,426)
Adjustments to GAAP net income (loss):
Stock-based compensation expense:
Research, development and other related costs	1,392	1,483	1,114	1,157	928	808	694	969
Selling, general and administrative	2,194	3,013	2,548	2,185	1,404	4,064	1,977	2,417
Amortization of acquired intangibles:
Cost of revenues	1,597	1,596	1,596	1,596	1,596	824	824	827
Research, development and other related costs	1,353	1,353	1,332	1,338	1,516	1,468	1,450	1,460
Selling, general and administrative	2,927	2,899	2,833	2,871	2,923	2,892	2,892	2,890
Restructuring, impairment of long-lived assets and other charges	—	—	—	2,524	11,653	5,947	1,022	51,385
Tax adjustments for non-GAAP items	(2,559)	(2,925)	(2,566)	(2,481)	(6,119)	(5,119)	—	—
Non-GAAP net income(loss) from continuing operations	$2,685	$9,083	$11,034	$(3,548)	$(11,626)	$(13,094)	$(46,802)	$7,522
Non-GAAP net income (loss) per common share - diluted	$0.05	$0.17	$0.21	$(0.07)	$(0.22)	$(0.25)	$(0.87)	$0.14
Weighted average number of shares used in per share calculation-diluted*	53,093	52,897	53,029	53,261	52,471	53,157	54,076	55,124

*	Non-GAAP diluted shares are based on the GAAP diluted share adjusted for stock-based compensation expense and tax effect.

	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
Revenues:
Intellectual Property Segment:
Royalty and license fees
Recurring revenue	$38,404	$41,312	$38,029	$16,498	$19,138	$23,903	$22,836	$18,360
Episodic revenue	624	11,662	19,837	26,526	6,500	18,966	9,500	30,769
Total Intellectual Property revenues	39,028	52,974	57,866	43,024	25,638	42,869	32,336	49,129
DigitalOptics Segment:
Royalty and license fees
Recurring revenue	4,510	5,341	2,543	4,552	3,026	3,745	4,924	7,241
Total DigitalOptics revenues	4,510	5,341	2,543	4,552	3,026	3,745	4,924	7,241
Total revenues	$43,538	$58,315	$60,409	$47,576	$28,664	$46,614	$37,260	$56,370

We define recurring revenue as payments made pursuant to a license agreement or other agreement that are scheduled to occur over at least one year of time. We define episodic revenue as non-recurring since it is not payable over at least one year pursuant to a contract. Episodic revenue includes non-recurring items such as engineering fees, initial license fees, back payments resulting from audits, damages awards from courts or other tribunals, and lump sum settlement payments. Although the royalty revenue reported by our licensees on a quarterly basis is generally not assured, for ease of reference, we refer to these revenues as “recurring revenue.”
We believe that presenting episodic and recurring revenue information provides both management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations, as well as results due to unique items that can obscure underlying trends. Management recognizes that the term “episodic revenue” may be interpreted differently by other companies and may not be applicable under different circumstances. We believe that these measures are useful in assessing trends of the respective business and may therefore be a useful tool in assessing period-to-period performance trends.
Importantly, a source of episodic revenue may become a source of recurring revenue, when, for example, a company settles litigation with us by paying a settlement amount and entering into a license agreement or payment plan that calls for an initial license fee and ongoing royalty payment over several years. In that scenario, the settlement amount would be episodic revenue, as would the initial license fee, and the ongoing payments would be recurring revenue.

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
Tessera Technologies, Inc.’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Tessera Technologies, Inc.’s management, we determined that Tessera Technologies, Inc.’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of Tessera Technologies, Inc.’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, Tessera Technologies, Inc.’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”).
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:

Page Number

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Comprehensive Loss	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedules

Valuation and Qualifying Accounts	S-1

(3) Exhibits*

*	The exhibits listed on the accompanying Exhibits Index following the signature page to this Annual Report are filed as part of, or hereby incorporated by reference into, this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Tessera Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tessera Technologies, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 3, 2014

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$73,722	$103,802
Short-term investments	285,865	338,801
Accounts receivable, net	3,138	11,595
Inventories	—	1,507
Short-term deferred tax assets	56	3,880
Current assets of discontinued operations	7,029	—
Other current assets	22,501	15,701
Total current assets	392,311	475,286
Property and equipment, net	9,481	72,544
Intangible assets, net	81,202	120,432
Long-term deferred tax assets	904	22,499
Other assets	855	7,677
Goodwill	—	6,664
Total assets	$484,753	$705,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,209	$14,437
Accrued legal fees	10,189	11,726
Accrued liabilities	23,535	22,140
Deferred revenue	1,149	4,869
Current liabilities of discontinued operations	407	—
Total current liabilities	38,489	53,172
Long-term deferred tax liabilities	520	3,102
Other long-term liabilities	5,110	6,403
Long-term liabilities of discontinued operations	197	—
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 55,617 and 52,947 shares issued, respectively, and 53,442 and 52,293 shares outstanding, respectively	55	53
Additional paid-in capital	530,762	480,347
Treasury stock at cost; 2,175 and 654 shares of common stock at each period end, respectively	(39,918)	(10,642)
Accumulated other comprehensive income	133	119
Retained earnings (deficit)	(50,595)	172,548
Total stockholders’ equity	440,437	642,425
Total liabilities and stockholders’ equity	$484,753	$705,102
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Royalty and license fees	$168,908	$209,838	$237,925
Total revenues	168,908	209,838	237,925
Operating expenses:
Cost of revenues	4,515	7,845	8,404
Research, development and other related costs	86,653	88,762	65,668
Selling, general and administrative	82,236	92,533	79,163
Litigation expense	60,386	34,018	29,354
Restructuring, impairment of long-lived assets and other charges	70,007	2,524	4,299
Impairment of goodwill	—	—	38,081
Total operating expenses	303,797	225,682	224,969
Operating income (loss)	(134,889)	(15,844)	12,956
Other income and expense, net	1,780	5,872	2,643
Income (loss) before taxes from continuing operations	(133,109)	(9,972)	15,599
Provision for income taxes	24,483	1,144	14,285
Income (loss) from continuing operations	(157,592)	(11,116)	1,314
Loss from discontinued operations, net of tax	(27,963)	(19,109)	(20,614)
Net loss	$(185,555)	$(30,225)	$(19,300)
Income (loss) per share:
Income (loss) from continuing operations:
Basic	$(2.95)	$(0.21)	$0.03
Diluted	$(2.95)	$(0.21)	$0.03
Loss from discontinued operations:
Basic	$(0.52)	$(0.37)	$(0.40)
Diluted	$(0.52)	$(0.37)	$(0.40)
Net loss:
Basic	$(3.48)	$(0.58)	$(0.38)
Diluted	$(3.48)	$(0.58)	$(0.38)
Cash dividends declared per share	$0.70	$0.30	$—
Weighted average number of shares used in per share calculations-basic	53,346	51,977	51,082
Weighted average number of shares used in per share calculations-diluted	53,346	51,977	51,443
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(185,555)	$(30,225)	$(19,300)
Other comprehensive income:
Net unrealized gains (losses) on available-for- sale securities, net of tax	14	95	(275)
Other comprehensive income (loss)	14	95	(275)
Comprehensive loss	$(185,541)	$(30,130)	$(19,575)
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2010	50,593	$51	$437,027	645	$(10,505)	$299	$237,711	$664,583
Net loss	—	—	—	—	—	—	(19,300)	(19,300)
Other comprehensive loss	—	—	—	—	—	(275)	—	(275)
Issuance of common stock in connection with exercise of stock options	239	—	3,594	—	—	—	—	3,594
Issuance of common stock in connection with employee common stock purchase plan	371	1	4,173	—	—	—	—	4,174
Issuance of restricted stock, net of shares cancelled	373	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	25,570	—	—	—	—	25,570
Tax benefits in connection with stock option plan	—	—	(7,667)	—	—	—	—	(7,667)
Balance at December 31, 2011	51,576	$52	$462,697	645	$(10,505)	$24	$218,411	$670,679
Net loss	—	—	—	—	—	—	(30,225)	(30,225)
Other comprehensive income	—	—	—	—	—	95	—	95
Cash dividends paid on company common stock	—	—	—	—	—	—	(15,638)	(15,638)
Issuance of common stock in connection with exercise of stock options	167	—	2,374	—	—	—	—	2,374
Issuance of common stock in connection with employee common stock purchase plan	292	1	3,732	—	—	—	—	3,733
Issuance of restricted stock, net of shares cancelled	267	—	—	—	—	—	—	—
Repurchases of common stock	(9)	—	—	9	(137)	—	—	(137)
Stock-based compensation expense	—	—	17,036	—	—	—	—	17,036
Tax benefits in connection with stock option plan	—	—	(5,492)	—	—	—	—	(5,492)
Balance at December 31, 2012	52,293	$53	$480,347	654	$(10,642)	$119	$172,548	$642,425
Net loss	—	—	—	—	—	—	(185,555)	(185,555)
Other comprehensive income	—	—	—	—	—	14	—	14
Cash dividends paid on company common stock	—	—	—	—	—	—	(37,588)	(37,588)
Issuance of common stock in connection with exercise of stock options	2,031	1	33,520	—	—	—	—	33,521
Issuance of common stock in connection with employee common stock purchase plan	288	—	3,417	—	—	—	—	3,417
Issuance of restricted stock, net of shares cancelled	351	1	—	—	—	—	—	1
Repurchases of common stock	(1,521)	—	(25)	1,521	(29,276)	—	—	(29,301)
Stock-based compensation expense	—	—	13,503	—	—	—	—	13,503
Balance at December 31, 2013	53,442	$55	$530,762	2,175	$(39,918)	$133	$(50,595)	$440,437
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(185,555)	$(30,225)	$(19,300)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization of property and equipment	15,937	15,205	10,073
Amortization of intangible assets	22,330	25,069	17,323
Stock-based compensation expense	13,503	17,036	25,570
(Gain) loss on disposal of property and equipment and other assets, net	(8,975)	(91)	57
Impairment of goodwill	6,664	—	49,653
Non-cash restructuring, impairment of long-lived assets and other charges	64,716	63	(480)
Deferred income tax and other, net	22,735	(6,100)	7,085
Amortization of premium or discount on investments and other	3,104	212	(917)
Tax benefits from employee stock option plan	—	(5,492)	(7,667)
Changes in operating assets and liabilities:
Accounts receivable, net	8,445	(2,537)	3,198
Inventories	1,123	459	278
Other assets	(2,568)	(1,336)	(3,681)
Accounts payable	(5,887)	2,993	2,438
Accrued legal fees	(1,537)	5,616	1,022
Accrued and other liabilities	1,608	1,729	(2,082)
Deferred revenue	(3,720)	2,259	(3,144)
Net cash from operating activities	(48,077)	24,860	79,426
Cash flows from investing activities:
Purchases of property and equipment	(20,111)	(33,428)	(5,910)
Proceeds from sale of property and equipment and other assets	19,708	1,293	2,207
Purchases of short-term available-for-sale investments	(233,888)	(261,754)	(353,052)
Proceeds from maturities and sales of short-term and long-term investments	285,598	359,523	322,659
Acquisition, net of cash acquired	—	(27,907)	—
Purchases of intangible assets	(3,360)	(4,875)	(66,693)
Net cash from investing activities	47,947	32,852	(100,789)
Cash flows from financing activities:
Dividend paid	(37,588)	(15,638)	—
Excess tax benefit from stock-based compensation	—	—	85
Proceeds from exercise of stock options	33,497	2,374	3,594
Proceeds from employee stock purchase program	3,417	3,733	4,174
Repurchase of common stock	(29,276)	(137)	—
Net cash from financing activities	(29,950)	(9,668)	7,853
Net increase (decrease) in cash and cash equivalents	(30,080)	48,044	(13,510)
Cash and cash equivalents at beginning of period	103,802	55,758	69,268
Cash and cash equivalents at end of period	$73,722	$103,802	$55,758

Supplemental disclosure of cash flow information:
Income taxes paid, net	$10,703	$4,880	$14,168

Supplemental disclosure of non-cash investing activities:
Property and equipment included in accounts payable and accrued liabilities	$372	$5,041	$83
Acquired intangible assets included in accrued liabilities	$—	$1,100	$3,600
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

DigitalOptics Corporation and its subsidiaries ("DOC") manage the DigitalOptics segment. DOC’s software solutions for mobile imaging include its FaceToolsTM, FacePowerTM, FotoSavvyTM, face beautification, red-eye removal, High Dynamic Range, panorama, and image stabilization products. DOC also seeks to monetize the DigitalOptics intellectual property portfolio and technology, through a sale, licensing or other means.
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
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. The most significant of these reclassifications are as follows:

•
In 2013, the Company restructured its DigitalOptics segment, by selling its Micro-Optics business and closing its leased manufacturing facility in Zhuhai, China (the “Zhuhai Facility”). As a result, the financial results of the Micro-Optics business and of the Zhuhai Facility for 2013 and all previous periods are presented as discontinued operations.

•	The revenue classification "Past Production Payments" is now included in the "Royalty and License" line on the statements of operations for 2013 and all previous periods presented.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of current and deferred income tax assets and liabilities, the fair value measurements of investments, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of long-lived assets, the assessment of unrecognized tax benefits and the valuation and recognition of stock-based compensation expense, among others. Actual results experienced by the Company may differ from management’s estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.
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
At December 31, 2013, the Company had two customers representing 73% and 15% of aggregate gross trade receivables. At December 31, 2012, the Company had one customer representing 22% of aggregate gross trade receivables.
The following table sets forth revenues generated from customers which comprise 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
SK hynix Inc.	26%	* %	* %
Sony Corporation	18	*	*
Samsung Electronics	11	10	10
Micron Technology, Inc.	*	15	20
Spansion Inc.	*	12	*
Powertech Technology Inc.	* %	11%	27%

*	denotes less than 10% of total revenues.
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
When property and equipment are sold or disposed of, the cost of the asset and the related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss on disposal is charged other income and expense, net.
The Company assesses property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the Company's use of the assets. The

Company measures the recoverability of assets that will continue to be used in its operations by comparing the carrying value of the asset grouping to its estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value.
Goodwill and identified intangible assets
Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. The Company reviews impairment of goodwill annually. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company concludes it is more-likely-than-not that the fair value of a reporting unit exceeds its carrying amount, it need not perform the two-step impairment test.
If based on the qualitative assessment, the Company believes it is more-likely-than-not that the fair value of its reporting units is less than its carrying value, a two-step goodwill impairment test is required to be performed. The first step requires the Company to compare the fair value of each reporting unit to its carrying value including allocated goodwill. The Company determines the fair value of its reporting units using an equal weighting of the results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss.
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
For further discussion of goodwill and identified intangible assets, see “Note 8 – Goodwill and Identified Intangible Assets.”
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
Revenue recognition

The Company derives its revenue from royalty and license fees. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Determining whether and when these criteria have been satisfied requires the Company to make assumptions and judgments which could have a significant impact on the timing and amount of revenue it reports.

Royalty revenue is generated from a licensee's production or shipment of licensed products incorporating the Company’s intellectual property, technologies or software. Running royalties are primarily based on unit volumes shipped. Licensees generally report shipment information within 30 to 60 days following the end of the quarter. From time to time the Company also enters into license agreements that provide for fixed license fees or royalty payments. When there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. Royalty revenue also includes payments resulting from periodic compliance audits of licensees, as part of a settlement of a patent infringement dispute, or judgments of license dispute.
License revenue is generated from license agreements for certain rights to the Company’s intellectual property technologies. The Company also derives revenue from software licenses for digital and video photography image enhancement technology. In some instances, the Company may enter into license agreements that involve multiple element arrangements to also include technology transfer, design, technical service and unspecified support. For technology and software licenses, revenue is recognized upon delivery or on a straight-line basis over the period in which the unspecified support or service is performed.
The Company provides payment terms to licensees based upon their financial strength, credit worthiness and the Company’s collection experience with the licensee. If the Company provides extended payment terms, revenue is deferred until payment is due.
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
Research, development and other related costs
Research, development and other related costs consist primarily of compensation and related costs for personnel as well as costs related to patent prosecution, applications and examinations, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale, three-dimensional and wafer-level packaging technology, high-density substrate, thermal management technology, image sensor packaging and image enhancement technology. All research, development and other related costs are expensed as incurred.
Stock-based compensation expense
The Company accounts for stock-based compensation expense in accordance with the authoritative guidance on share-based payment. Under the provisions of the guidance, stock-based compensation expense is measured at the grant date based on the fair value of the option using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of the Company’s stock awards for non-employees was estimated based on the fair market value on each vesting date, accounted for under the variable-accounting method.
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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. See Note 11 – “Stock-based Compensation Expense” for additional detail.
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
The provision for income taxes was comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change. See Note 14 – “Income Taxes” for additional detail.
Contingencies
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 13 – "Commitments and Contingencies,” for further information regarding the Company’s pending litigation.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS
Adopted
In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which is intended to reduce the complexity and cost of performing a quantitative test for impairment of indefinite-lived intangible assets by permitting an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company adopted this guidance in fiscal year 2013 on a prospective basis. For further information on intangible asset impairment, see Note 8 – "Goodwill and Identified Intangible Assets." The adoption of this ASU did not have a material impact on the Company’s financial statements.

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
NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Trade and other receivables (1)	$3,138	$11,638
Allowance for doubtful accounts (1)	—	(43)
	$3,138	$11,595

(1) Accounts receivable, net at December 31, 2013 relating to the Company's operations in Charlotte, North Carolina and Zhuhai, China are included in current assets of discontinued operations. See Note 6 – "Discontinued Operations," for additional details.

Inventories consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Raw materials (2)	$—	$842
Work in process (2)	—	145
Finished goods (2)	—	520
	$—	$1,507

(2) The Company sold its remaining inventory as part of the August 2013 sale of the Company's Micro-Optics operations in Charlotte, North Carolina.

Other current assets consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Prepaid income taxes	$14,817	$5,826
Interest receivable	2,311	2,963
Other	5,373	6,912
	$22,501	$15,701

Property and equipment, net consisted of the following (in thousands):

	December 31, 2013 (1)	December 31, 2012
Furniture and office equipment	$21,288	$54,241
Production equipment	2,527	36,577
Land and buildings	455	21,314
Leasehold improvements	3,696	13,873
	27,966	126,005
Less: Accumulated depreciation and amortization	(18,485)	(53,461)
	$9,481	$72,544
(1) The cost and accumulated depreciation and amortization of these assets have been reduced by the amount of impairment taken on these assets. See Note 15 - "Restructuring, Impairment of Long-lived Assets and other charges" for additional details.
Accrued liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Employee compensation and benefits (3)	$7,460	$15,878
Purchase obligations (4)	9,800	—
Other (3)	6,275	6,262
	$23,535	$22,140

(3) Accrued liabilities at December 31, 2013 relating to the Company's operations in Charlotte, North Carolina and Zhuhai, China are included in current liabilities of discontinued operations. See Note 6 – "Discontinued Operations," for additional details.
(4) Purchase obligations related to inventory and equipment. See Note 15 - "Restructuring, Impairment of Long-lived Assets and Other Charges" for additional details.
Other long-term liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Unrecognized tax benefits	$5,110	$5,212
Other	—	1,191
	$5,110	$6,403
Accumulated other comprehensive income consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Unrealized gain on available-for-sale securities, net of tax	$133	$119
	$133	$119
NOTE 5 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$131,374	$75	$(31)	$131,418
Municipal bonds and notes	109,879	74	(3)	109,950
Commercial paper	21,216	4	(1)	21,219
Treasury and agency notes and bills	28,038	17	(2)	28,053
Money market funds	13,198	—	—	13,198
Total available-for-sale securities	$303,705	$170	$(37)	$303,838
Reported in:
Cash and cash equivalents				$17,973
Short-term investments				285,865
Total marketable securities				$303,838

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$171,485	$177	$(98)	$171,564
Municipal bonds and notes	110,185	55	(32)	110,208
Treasury and agency notes and bills	29,050	12	(4)	29,058
Commercial paper	46,135	12	(4)	46,143
Money market funds	34,106	—	—	34,106
Certificate of deposit	4,503	1	—	4,504
Total available-for-sale securities	$395,464	$257	$(138)	$395,583
Reported in:
Cash and cash equivalents				$56,782
Short-term investments				338,801
Total marketable securities				$395,583
At December 31, 2013 and December 31, 2012, the Company had $359.6 million and $442.6 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $55.8 million and $47.0 million at December 31, 2013 and December 31, 2012, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2013 and 2012.
Unrealized gains (net of unrealized losses) of $0.1 million, net of tax, as of December 31, 2013, were related to a temporary decrease in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of December 31, 2013 because the Company has the ability to hold these investments to allow for recovery, and does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the years ended December 31, 2013 and 2012, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at December 31, 2013 and 2012, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

December 31, 2013	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$9,151	$(31)	$—	$—	$9,151	$(31)
Municipal bonds and notes	5,495	(3)	—	—	5,495	(3)
Commercial paper	66,379	(1)	—	—	66,379	(1)
Total	$81,025	$(35)	$—	$—	$81,025	$(35)

December 31, 2012	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$60,620	$(98)	$—	$—	$60,620	$(98)
Municipal bonds and notes	48,149	(32)	—	—	48,149	(32)
Commercial paper	10,567	(4)	—	—	10,567	(4)
Certificate of deposit	3,500	(1)			3,500	(1)
Treasury and agency notes and bills	2,997	(3)	—	—	2,997	(3)
Total	$125,833	$(138)	$—	$—	$125,833	$(138)

The estimated fair value of marketable securities by contractual maturity at December 31, 2013 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$153,865
Due in one to two years	149,973
Total	$303,838
NOTE 6 – DISCONTINUED OPERATIONS

In June 2012, DOC, a subsidiary of Tessera Technologies, Inc., completed its acquisition of certain assets of Vista Point Technologies, from Flextronics International Ltd. (the "Zhuhai Transaction"). At the time of the closing of the Zhuhai Transaction, the Company intended to use the acquired assets and related manufacturing business to accelerate its strategy of building the DigitalOptics segment into a manufacturer and supplier of camera modules in the mobile phone market. However, in the first quarter of 2013, the Company determined the DigitalOptics business was to be restructured and announced its plans to close the Zhuhai Facility. As a result of this restructuring, certain assets acquired in the transaction were considered impaired or written off entirely. For further discussion of affected assets, see Note 8 – "Goodwill and Identified Intangible Assets" and Note 15 – "Restructuring, Impairment of long-lived assets and other charges."

In the third quarter of 2013, the Company continued to restructure its DigitalOptics business through the sale of its Micro-Optics business based in Charlotte, North Carolina. Originally purchased in 2006, this business focused on diffractive optical elements, refractive optical elements, and integrated micro-optic sub-assemblies. The Company determined these offerings were no longer part of its long-term strategy for the DigitalOptics business. As a result, on August 9, 2013, the Company sold all of the related assets of the Micro-Optics business to a buyer in exchange for $14.9 million in cash which resulted in a disposal gain of $8.7 million, and is included in the net loss from discontinued operations. The Company retained ownership of the related land and building and certain fabrication assets for this facility, which are being leased to the buyer.

The businesses discussed above are considered discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within all statements of operations presented and the current balance sheet.

The results from discontinued operations were as follows (in thousands):

	Years Ended December 31,
	2013		2012	2011
Revenues:
Product and service revenues	$6,427		$24,185	$16,651
Total revenues	6,427		24,185	16,651
Operating expenses:
Cost of revenues	11,238		32,521	15,089
Research, development and other related costs	5,903		11,919	10,308
Selling, general and administrative	3,771		4,762	4,215
Restructuring, impairment of long-lived assets and other charges	6,749	(1)	—	381
Impairment of goodwill	6,664	(2)	—	11,572
Total operating expenses	34,325		49,202	41,565
Operating loss before taxes	(27,898)		(25,017)	(24,914)
Provision for (benefit from) income taxes	65		(5,908)	(4,300)
Net loss from discontinued operations	$(27,963)		$(19,109)	$(20,614)

(1) Includes $5.8 million impairment of assets relating to the business in Charlotte, North Carolina ("Charlotte"), $4.3 million impairment of assets relating to the Zhuhai, China operation ("Zhuhai"), $3.1 million and $0.9 million of severance relating to Charlotte and Zhuhai, respectively (see Note 15 – "Restructuring, Impairment and Other Charges"), $0.9 million of asset impairments relating to Charlotte trade name intangibles (see Note 8 – "Goodwill and Identified Intangible Assets"), and $1.5 million in consulting fees for the sale of Charlotte Micro-Optics, offset by an $8.7 million gain on sale of Micro-Optics assets and an $1.1 million gain on disposal of assets relating to Zhuhai.

(2) See Note 8 – "Goodwill and Identified Intangible Assets."

The current assets and current liabilities of discontinued operations were as follows (in thousands):

December 31, 2013
Accounts receivable and other assets, net	$29
Property and equipment, net (1)	7,000
Total current assets of discontinued operations	$7,029

Accrued liabilities	407
Total current liabilities of discontinued operations	$407

(1) Assets are classified as held for sale

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$13,198	$13,198	$—	$—
Corporate bonds and notes (2)	131,418	—	131,418	—
Municipal bonds and notes (2)	109,950	—	109,950	—
Treasury and agency notes and bills (2)	28,053	—	28,053	—
Commercial paper (3)	21,219	—	21,219	—
Total Assets	$303,838	$13,198	$290,640	$—
The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2013:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$34,106	$34,106	$—	$—
Corporate bonds and notes (2)	171,564	—	171,564	—
Municipal bonds and notes (2)	110,208	—	110,208	—
Treasury and agency notes and bills (2)	29,058	—	29,058	—
Certificate of deposit (2)	4,504	—	4,504	—
Commercial paper (3)	46,143	—	46,143	—
Total Assets	$395,583	$34,106	$361,477	$—

The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2012:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Assets held for sale	Assets included in discontinued operations and held for sale (1)	Other (1)
Balance at December 31, 2011	$—	$—	$—

Balance at December 31, 2012	$—	$—	$—
Assets transferred	9,581	12,735	7,182
Assets Sold	(6,200)	(3,314)	(664)
Assets written-off	(3,381)	(2,421)	(3,798)
Balance at December 31, 2013	$—	$7,000	$2,720

(1) These assets are categorized as level 3 assets as a result of the sale of our Micro-Optics business located in Charlotte, North Carolina, which was completed in August 2013. See Note 6 - "Discontinued Operations" for more information. These assets are carried at market value as determined by specific third party quotes.

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The changes to the carrying value of goodwill as of and during the year ended December 31, 2013, is reflected below (in thousands):

DigitalOptics
Balance at December 31, 2012	$6,664
Impairment of goodwill	(6,664)
Balance at December 31, 2013	$—
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
Identified intangible assets consisted of the following (in thousands):

		December 31, 2013			December 31, 2012
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology (1)	3-15	$121,962	$(45,551)	$76,411	$137,728	$(38,874)	$98,854
Existing technology (2)	5-10	18,700	(16,939)	1,761	54,196	(38,562)	15,634
Customer contracts (3)	3-9	8,600	(5,614)	2,986	12,800	(8,033)	4,767
Trade name (4)	4-10	520	(476)	44	3,620	(2,443)	1,177
Non-competition agreements	2	—	—	—	1,400	(1,400)	—
Assembled workforce	4	—	—	—	300	(300)	—
		$149,782	$(68,580)	$81,202	$210,044	$(89,612)	$120,432
(1) In the first quarter of 2013, the Company recorded a $0.4 million impairment charge, which was included in the net loss from continuing operations due to abandonment of acquired patents and an impairment of $0.9 million relating to patents acquired in the Zhuhai Transaction, which impairment was included in the loss from discontinued operations. In addition, the Company sold $1.1 million (representing net book value) of patents relating to the Charlotte, North Carolina asset sale in the third quarter of 2013. In the fourth quarter of 2013, the Company recorded $5.2 million in impairment charges, which was included in the net loss from continuing operations, relating to patents that were part of the DigitalOptics business.
(2) In the first quarter of 2013, the Company incurred an $8.3 million charge, which was included in the net loss from continuing operations, due to the abandonment of existing technology which caused a revision of the useful life estimate of these technology assets thus fully impairing them. In the fourth quarter of 2013, the Company recorded $1.8 million of impairment charges relating to patents that were part of the DigitalOptics patent group.
(3) In the first quarter of 2013, the Company incurred a $0.7 million impairment charge, which was included in the loss from discontinued operations, relating to the customer contracts of the Zhuhai Facility.
(4) In the third quarter of 2013, the Company recorded a $0.9 million impairment charge, which was included in the loss from discontinued operations, relating to the trade name intangibles of the Charlotte, North Carolina operation.
Amortization expense for the years ended December 31, 2013, 2012, and 2011 amounted to $21.6 million, $23.3 million and $15.3 million, respectively. As of December 31, 2013, the estimated future amortization expense of intangible assets is as follows (in thousands):

2014	$17,675
2015	16,865
2016	16,014
2017	13,739
2018	11,992
Thereafter	4,917
$81,202

NOTE 9 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2013, 2012 and 2011.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2013	2012	2011

Weighted average common shares outstanding	52,293	52,010	51,135
Unvested common shares subject to repurchase	1,053	(33)	(53)
Total common shares-basic	53,346	51,977	51,082
Effect of dilutive securities:
Stock awards	—	—	92
Restricted stock awards and units	—	—	269
Total common shares-diluted	53,346	51,977	51,443

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
For the years ended December 31, 2013, 2012 and 2011 in the calculation of net loss per share, 2.8 million, 6.5 million and 6.4 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share as they were anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. As of December 31, 2013, the Company had repurchased a total of approximately 2,145,000 shares of common stock, since inception of the plan, at an average price of $18.32 per share for a total cost of $39.3 million. As of December 31, 2012, the Company had repurchased a total of approximately 645,000 shares of common stock, since inception of the plan, at an average price of $16.26 per share for a total cost of $10.5 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2013, the total amount available for repurchase was $110.7 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and non-statutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of December 31, 2013, there were approximately 4.8 million shares reserved for future grant under this plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

		Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2010	6,383	$22.09
Options granted	1,900	$15.17
Options exercised	(239)	$15.02
Options canceled / forfeited / expired	(1,225)	$23.48
Balance at December 31, 2011	6,819	$20.16
Options granted	2,366	$15.14
Options exercised	(167)	$14.18
Options canceled / forfeited / expired	(1,919)	$23.22
Balance at December 31, 2012	7,099	$17.80
Options granted	1,204	$19.00
Options exercised	(2,031)	$16.51
Options canceled / forfeited / expired	(2,355)	$18.59
Balance at December 31, 2013	3,917	$18.37	6.59	$9,179

Vested and expected to vest at December 31, 2013	3,630		6.39	$8,572
Exercisable at December 31, 2013	1,965		4.43	$4,064

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$12.03 - $13.96	405	7.40	$12.74	178	$12.64
$14.00 - $14.91	483	7.96	$14.75	138	$14.75
$15.03 - $16.45	430	6.41	$15.95	226	$15.96
$16.51 - $17.55	454	5.98	$17.28	248	$17.20
$17.74 - $18.81	388	5.28	$17.87	285	$17.84
$18.84 - $18.84	438	9.94	$18.84	—	$—
$18.89 - $19.75	399	4.99	$19.26	327	$19.34
$19.79 - $20.71	402	8.89	$20.46	48	$20.48
$21.7 - $44.27	518	2.95	$26.73	515	$26.76
$12.03 - $44.27	3,917	6.59	$18.37	1,965	$19.51

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of December 31, 2013 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	980	565	1,545	$19.89
Awards and units granted	261	—	261	$16.07
Awards and units vested / earned	(331)	(113)	(444)	$23.31
Awards and units canceled / forfeited	(180)	(191)	(371)	$19.25
Balance at December 31, 2011	730	261	991	$17.60
Awards and units granted	367	133	500	$16.48
Awards and units vested / earned	(233)	(30)	(263)	$17.14
Awards and units canceled / forfeited	(149)	(248)	(397)	$19.09
Balance at December 31, 2012	715	116	831	$16.36
Awards and units granted	596	358	954	$19.26
Awards and units vested / earned	(262)	(27)	(289)	$17.45
Awards and units canceled / forfeited	(312)	(99)	(411)	$16.77
Balance at December 31, 2013	737	348	1,085	$18.46

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
As of December 31, 2013, there were approximately 211,230 shares reserved for grant under the ESPP and the International ESPP, collectively.
Dividends
Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. The Company began paying a $0.10 quarterly dividend in the second quarter of 2012. Dividends declared were $0.70 and $0.30 per common share in 2013 and 2012, respectively. No dividends were declared and paid in 2011.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenues	$50	$641	$458
Research, development and other related costs	3,591	6,455	8,233
Selling, general and administrative	9,862	9,940	16,879
Total stock-based compensation expense	13,503	17,036	25,570
Tax effect on stock-based compensation expense	—	(5,148)	(7,705)
Net effect on net income (loss)	$13,503	$11,888	$17,865

Stock-based compensation expense categorized by various equity components for the years ended December 31, 2013, 2012 and 2011 is summarized in the table below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Employee stock options	$7,815	$10,332	$16,468
Restricted stock awards and units	4,317	4,792	7,049
Employee stock purchase plan	1,371	1,912	2,053
Total stock-based compensation expense	$13,503	$17,036	$25,570
During the years ended December 31, 2013, 2012 and 2011, the Company granted 1,204,000, 2,366,000 and 1,900,000 shares of stock options, respectively. The 2013, 2012 and 2011 estimated per share fair value of those grants was $6.82, $4.03 and $8.24, respectively, before estimated forfeitures.
The total fair value of restricted stock awards vested during the years ended December 31, 2013, 2012 and 2011 was $5.0 million, $4.5 million and $10.3 million, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $6.8 million, $0.6 million and $1.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
As of December 31, 2013, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $11.7 million to be recognized over an estimated weighted average amortization period of 3.0 years and $15.8 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.3 years. As of December 31, 2012, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $17.8 million to be recognized over an estimated weighted average amortization period of 2.9 years and $13.6 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.5 years.
The Company uses the Black-Scholes option pricing model to determine the estimated fair value of options. The fair value of each option grant is determined on the date of grant and the expense is recorded on a straight-line basis. The assumptions used in the model include expected life, volatility, risk-free interest rate, and dividend yield. The Company’s determinations of these assumptions are outlined below.
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
The following assumptions were used to value the options granted:

	Years Ended December 31,
	2013	2012	2011
Expected life (in years)	5.0	3.7	3.7
Risk-free interest rate	0.8 - 1.8%	0.5 - 0.8%	0.6 - 1.8%
Dividend yield	2.1 - 3.8%	2.2 - 2.8%	0.0%
Expected volatility	44.2 - 59.5%	45.3 - 66.4%	66.7 - 76.7%

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2013	2012	2011
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	0.3 - 0.4%	0.2 - 0.6%	0.4 - 0.6%
Dividend yield	2.3 - 3.8%	2.2 - 2.7%	0.0%
Expected volatility	38.9 - 40.6%	43.7 - 79.7%	43.7 - 79.7%
For the years ended December 31, 2013, 2012 and 2011, an aggregate of 288,000, 292,000 and 371,000 common shares, respectively, were purchased pursuant to the ESPP.
Modifications
From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. As a result of modifications related to former employees, the Company incurred stock-based compensation expense of $3.0 million, $0.1 million, and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 12 – INCOME TAXES
The components of total income (loss) before income taxes from continuing operations are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
U.S.	$(101,992)	$(5,981)	$43,840
Foreign	(31,117)	(3,991)	(28,241)
Total income before income taxes from continuing operations	$(133,109)	$(9,972)	$15,599
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Current:
U.S. federal	$(12,956)	$(1,073)	$3,956
Foreign	14,777	8,253	8,092
State and local	8	69	(101)
Total current	1,829	7,249	11,947
Deferred:
U.S. federal	25,235	(6,425)	2,853
Foreign	(2,581)	(981)	(544)
State and local	—	1,301	29
Total deferred	22,654	(6,105)	2,338
Provision for income taxes	$24,483	$1,144	$14,285
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$29,235	$10,918
Research tax credit	7,273	4,234
Foreign tax credit	19,945	6,526
Expenses not currently deductible	17,688	19,952
Basis difference in fixed and intangible assets	18,467	622
Gross deferred tax assets	92,608	42,252
Valuation allowance	(91,130)	(14,583)
Net deferred tax assets	1,478	27,669
Deferred tax liabilities
Acquired intangible assets, foreign	(518)	(4,097)
Unremitted earnings of foreign subsidiaries	(520)	(295)
Net deferred tax assets	$440	$23,277

At December 31, 2013 and 2012, the Company had a valuation allowance of $91.1 million and $14.6 million, respectively, related to federal, state, and foreign tax attributes that the Company believes to be not realizable on a more-likely-than-not basis. The increase of $76.5 million in the valuation allowance in 2013 was due primarily to federal tax attributes which the Company asserts to be not realizable. During the year 2013, a valuation allowance was recorded against substantially all of the Company's federal deferred tax assets as the Company concluded such assets were no longer fully realizable. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company's net deferred tax assets during the year 2013, the Company determined that it was not more-likely-than-not the Company would realize the full value of federal deferred tax assets given current uncertainties regarding the timing of profits that has caused the Company to be in a cumulative three year loss position as of the end of 2013. The Company continues to monitor the likelihood that it will be able to recover the deferred tax assets in the future. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	—	(13.7)	(8.3)
Stock-based compensation expense	(0.2)	(6.2)	5.9
Tax exempt interest	0.1	1.9	(2.1)
Research tax credit and other	1.3	—	(6.4)
Foreign withholding tax	(11.1)	(77.5)	50.9
Foreign losses not benefited	0.6	(13.4)	(9.6)
Foreign tax rate differential	(6.9)	1.0	(4.4)
Foreign tax credit	10.1	65.5	(45.5)
Change in valuation allowance	(46.5)	—	—
Goodwill impairment	—	—	74.8
Others	(0.9)	(4.1)	1.3
Total	(18.5)%	(11.5)%	91.6%

As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately $53.8 million and state net operating loss carryforwards of approximately $122.1 million. A significant amount of the state net operating loss carryforwards are carried over from the acquired entities, Digital Optics Corporation in 2006 and Siimpel Corporation in 2010. If not utilized, these operating loss carryforwards will begin to expire on various dates beginning in 2014 and will continue to expire through 2033. In addition, the Company has research tax credit carryforwards of approximately $2.7 million for federal purposes which will start to expire in 2014 and will continue to expire through 2033. The Company also has research tax credit carryforwards of approximately $4.9 million for state purposes and $1.4 million for foreign purposes, which will never expire. The Company has $19.9 million of foreign tax credit carryforwards which will expire beginning in 2022 and will continue to expire through 2023. Under the provisions of the Internal Revenue Code, substantial changes in the Company's or its subsidiaries' ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income.

The Company plans to permanently reinvest the unremitted earnings of its non-U.S. subsidiaries except for the Company's Israeli, Chinese, Taiwanese and Japanese subsidiaries where the closure of these subsidiaries is imminent following the Company's announcement to cease its MEMS manufacturing operations. The Company has accrued a deferred tax liability of $0.5 million for the withholding taxes that would arise on the distribution of the Israeli and Japanese subsidiaries' earnings. The Chinese and Taiwanese subsidiaries have nominal earnings or deficits as of December 31, 2013.

As of December 31, 2013, unrecognized tax benefits approximated $5.0 million, (included in other long-term liabilities on our Consolidated Balance Sheet), of which $3.5 million would affect the effective tax rate if recognized. As of December 31, 2012, unrecognized tax benefits approximated $4.8 million, of which $3.6 million would affect the effective tax rate if recognized. As of December 31, 2013, it is reasonably possible that unrecognized tax benefits may decrease by $3.0 to $3.3 million in the next 12 months due to the expected lapse of statute of limitation relating to federal tax deductions and research tax credit, foreign tax incentives and the closure of a foreign subsidiary.

The reconciliation of our unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total unrecognized tax benefits at January 1	$4,831	$3,770	$4,837
Gross increases and decreases due to tax positions taken in prior periods	18	822	87
Gross increases and decreases due to tax positions taken in the current period	290	239	520
Gross increases and decreases due to settlements with taxing authorities	(87)	—	(961)
Gross increases and decreases due to lapses in applicable statutes of limitations	(21)	—	(713)
Total unrecognized tax benefits at December 31	$5,031	$4,831	$3,770

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2013, 2012, and 2011, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. For the years ended December 31, 2013 and 2012, the Company accrued $0.6 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.

At December 31, 2013, the Company’s 2008 through 2013 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company is currently under examination in the U.S. on its 2008 and 2009 tax returns. We cannot estimate the financial outcome of the U.S. examination. The Company is not currently under state or foreign income tax examinations.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Lease and Purchase Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2013, 2012 and 2011 amounted to $3.9 million, $3.7 million and $3.1 million, respectively.
As of December 31, 2013, future minimum lease payments are as follows (in thousands):

Lease Obligations
2014	$3,729
2015	3,275
2016	3,207
2017	2,831
2018	1,919
Thereafter	2,889
$17,850
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
Contingency fee dispute for the case of Tessera Technologies, Inc. v. Hynix Semiconductor Inc. et. al, Case No. 1-06-CV-076688 (Cal. Super. Ct.)
Tessera Technologies, Inc. had a dispute with its former counsel Susman Godfrey L.L.P. (“Susman”) over the amount due to Susman, if any, as a contingency fee for Susman's work in the matter of Tessera Technologies, Inc. v. Hynix Semiconductor Inc.  Susman requested arbitration of the dispute. On or about December 9, 2013, the parties reached a settlement of the arbitration in exchange for a full release of all claims between the parties.
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
The Company's Chief Executive Officer is also the Chief Operating Decision Maker ("CODM") as defined by the authoritative guidance on segment reporting. The Company has organized its reporting units to align with the vision of the CODM.
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
DOC operates the DigitalOptics segment. DOC’s software solutions for mobile imaging include its FaceTools, face beautification, red-eye removal, HDR, panorama, and image stabilization products. DOC also seeks to monetize the DigitalOptics intellectual property portfolio and technology, through a sale, licensing or other means.
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
The following table sets forth the Company’s segment revenues, operating expenses and operating income (loss) from continuing operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
Intellectual Property revenues	$149,972	$192,892	$213,412
DigitalOptics revenues	18,936	16,946	24,513
Total revenues	168,908	209,838	237,925
Operating expenses:
Intellectual Property Segment	118,839	97,984	81,493
DigitalOptics Segment	143,824	80,675	96,508
Corporate Overhead	41,134	47,023	46,968
Total operating expenses	303,797	225,682	224,969
Operating income (loss) from continuing operations:
Intellectual Property Segment	31,133	94,908	131,919
DigitalOptics Segment	(124,888)	(63,729)	(71,995)
Corporate Overhead	(41,134)	(47,023)	(46,968)
Total operating income (loss) from continuing operations	$(134,889)	$(15,844)	$12,956
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Years Ended December 31,
	2013		2012		2011
Korea	$64,092	37%	$40,257	20%	$43,758	19%
Japan	48,481	29	23,312	11	29,583	12
U.S.	41,878	25	103,152	49	71,267	30
Other Asia	12,796	8	38,764	18	85,803	36
Europe and other	1,661	1	4,353	2	7,514	3
	$168,908	100%	$209,838	100%	$237,925	100%
For the years ended December 31, 2013, 2012, and 2011, three, four and three customers, respectively, each accounted for 10% or more of total revenues.

As of December 31, 2013, 2012 and 2011 property and equipment, net, by geographical area are presented below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Taiwan	$2,394	$18,176	$156
U.S.	4,725	39,467	35,082
Israel	1,431	1,834	279
Asia Pacific and other	931	2,028	802
China	—	11,039	—
Total	$9,481	$72,544	$36,319
NOTE 15 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES
Beginning in 2011, the Company initiated a reorganization of its DigitalOptics segment. These actions were intended to refocus its DigitalOptics business strategy to achieve the full potential of its differentiated imaging technology while reducing costs. These efforts resulted in several actions.

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

In 2013, the Company continued reorganizing the DigitalOptics segment by closing its manufacturing operation in Zhuhai, China, selling a significant portion of the assets of the Company's Micro-Optics business based in Charlotte, North Carolina. On January 16, 2014, the Company announced a restructuring of its DigitalOptics segment to cease all remaining manufacturing operations resulting in the impairment charges related to our long-lived assets. For the year ended December 31, 2013, the Company incurred cumulative charges, which include continuing and discontinued operations in total, of $5.9 million in severance and $70.9 million in impairment of long-lived assets and other charges. Minimal restructuring and impairments expenses pertaining to the shutdown of Zhuhai and the sale of Micro-Optics are expected to be charged in future periods.
Refer to the table below for more details of the restructuring, impairment of long-lived assets and other charges which are presented on a combined continuing and discontinued operations basis. In general, the fair value of long-lived assets and the related impairment charges are determined by specific market quotes for the affected assets.
Information with respect to restructuring, impairment of long-lived assets and other charges as of December 31, 2013 is as follows (in thousands):

	Employee Severance		Impairment of long-lived assets and other		Total
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Balance at December 31, 2011	$—	$—	$1,392	$—	$1,392	$—
2012 restructuring and other charges	2,363	—	161	—	2,524	—
Cash payments	(450)	—	(1,392)	—	(1,842)	—
Non-cash items	—	—	(133)	—	(133)	—
Balance at December 31, 2012	1,913	—	28	—	1,941	—
2013 restructuring and other charges:
Impairment of DigitalOptics long-lived assets (1)	—	—	51,900	—	51,900	—
Disposal of Micro-Optics business (2)	—	3,121	—	(503)	—	2,618
Closure of Zhuhai, China facility (3)	—	888	—	3,243	—	4,131
Closure of Tel Aviv, Israel facility (4)	259	—	248	—	507	—
Other (5)	1,614	—	15,986	—	17,600	—
Total 2013 charges	1,873	4,009	68,134	2,740	70,007	6,749
Cash payments	(3,597)	(3,842)	(2,284)	(2,966)	(5,881)	(6,808)
Non-cash items	—	—	(58,704)	226	(58,704)	226
Balance at December 31, 2013	$189	$167	$7,174	$—	$7,363	$167

(1) During the first and second quarters of 2013, the Company impaired $1.3 million and $1.1 million, respectively, of manufacturing equipment assets held for sale relating to the Taiwan operation. On January 16, 2014, the Company announced a restructuring of its DigitalOptics segment to cease all remaining manufacturing operations. This action triggered a $32.8 million impairment of manufacturing equipment, a $4.8 million impairment of intangible assets, purchase obligations of $9.8 million for inventory and equipment, and impairments of IT related assets of $2.1 million in the fourth quarter of 2013. The total impairment amount of $53.6 million for the year ended December 31, 2013 was included in continuing operations.

(2) In 2013, the Company recorded $3.1 million of severance charges primarily relating to the sale of the Micro-Optics business in Charlotte, North Carolina, impaired $5.8 million of Charlotte assets, recorded $1.5 million in consulting fees for the sale of Charlotte assets, and impaired $0.9 million of trade name intangibles relating to the Charlotte operation, which were offset by an $8.7 million gain on sale of Charlotte assets. The severance and impairments were recorded in discontinued operations for the year ended December 31, 2013.
(3) In the first quarter of 2013, the Company impaired $1.7 million of manufacturing equipment assets held for sale resulting from the closure of the Zhuhai Facility, and recorded impairment charges of $0.7 million relating to customer relationships and $0.9 million relating to patents acquired from the Zhuhai Transaction (see Note 8 – "Goodwill and Identified Intangibles Assets" for more information about the accelerated amortization of existing technology). The severance charges relating to the closure of the Zhuhai Facility which were incurred in the first and second quarters of 2013 totaled $0.9 million. The severance and impairment charges relating to the closure of the Zhuhai Facility were recorded in discontinued operations for the year ended December 31, 2013.
(4) In 2013, the Company incurred $0.2 million of severance and $0.3 million of asset related impairments relating to the closure of the Tel Aviv facility.
(5) In 2013, the Company incurred $1.6 million of severance relating to corporate overhead reductions. Furthermore, the $14.3 million of impairment and other charges for the year ended December 31, 2013 included an $8.7 million charge due to the abandonment of patents and technology which caused a revision of the useful life estimate of these patents and technology assets thus fully impairing them (see Note 8 - "Goodwill and Identified Intangibles Assets" for more information about the accelerated amortization of existing technology). a $1.9 million impairment of an investment in NemoTek Technologie S.A., a $1.5 million impairment charge related to disposal of an entity that furthered advanced packaging solutions and $2.2 million in asset impairments relating to the Intellectual Property and DigitalOptics operations.

NOTE 16 – BENEFIT PLAN
The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contribution under the 401(k) plan. During the years ended December 31, 2013, 2012 and 2011, the Company contributed approximately $0.9 million, $1.4 million, and $1.2 million, respectively, to the 401(k) Plan.

NOTE 17 – SUBSEQUENT EVENTS

Restructuring of the DigitalOptics Segment -

On January 16, 2014, the Company announced a restructuring of its DigitalOptics segment to cease all remaining manufacturing operations. Therefore, the Company will no longer pursue a strategy of manufacturing and selling mems|cam products. As part of these efforts, the Company will be closing its facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. Though this action does not qualify as discontinued operations at December 31, 2013, the Company incurred approximately $49.0 million in impairment charges in the fourth quarter related to certain assets which were impaired or written off entirely and other charges. In addition, we anticipate that this action is expected to result in severance and other charges of between $6.0 million to $9.0 million in the first half of 2014. For further discussion of affected assets, see Note 8 – "Goodwill and Identified Intangible Assets" and Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges."

Declaration of a Cash Dividend -

On February 7, 2014, the Board declared a cash dividend of $0.10 per share of common stock, payable on March 26, 2014, for the stockholders of record at the close of business on March 5, 2014.

PTI Settlement

On February 27, 2014, the Company announced that its subsidiary, Tessera, Inc., entered into a settlement with Powertech Technology, Inc., Powertech Technology (Suzhou) Co. Ltd., and Macrotech Technology, Inc. related to their pending cases in the United States District Court for the Northern District of California.

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2011	$3,011	$4,185	$—	$7,196
2012	$7,196	$6,454	$933	$14,583
2013	$14,583	$76,547	$—	$91,130

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 3, 2014

TESSERA TECHNOLOGIES, INC.

By:	/s/ Thomas Lacey
Thomas Lacey Chief Executive Officer
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Thomas Lacey and Robert Andersen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Lacey Thomas Lacey	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014

/s/ Robert J. Andersen Robert J. Andersen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors	March 3, 2014

/s/ Tudor Brown Tudor Brown	Director	March 3, 2014

/s/ John Chenault John Chenault	Director	March 3, 2014

/s/ George Cwynar George Cwynar	Director	March 3, 2014

/s/ Peter A. Feld Peter A. Feld	Director	March 3, 2014

/s/ George A. Riedel George A. Riedel	Director	March 3, 2014

/s/ Christopher A. Seams Christopher A. Seams	Director	March 3, 2014

/s/ Donald E. Stout Donald E. Stout	Director	March 3, 2014

/s/ Timothy J. Stultz Timothy J. Stultz, Ph.D.	Director	March 3, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Title

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

4.1*	Specimen Common Stock Certificate
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.2+
Employee Stock Purchase Plan, as amended and restated effective July 31, 2013 (filed as Appendix B to the Registrant’s Definitive Proxy Statement, filed on April 16, 2013, and incorporated herein by reference)

10.3+
International Employee Stock Purchase Plan, as amended and restated effective January 30, 2013 (filed as Appendix C to the Registrant’s Definitive Proxy Statement, filed on April 16, 2013, and incorporated herein by reference)

10.4†*	Limited TCC License Agreement, dated as of October 22, 1996, by and between Tessera, Inc. and Intel Corporation
10.5*	First Amendment to Limited TCC License Agreement, dated as of October 1, 2000, by and between Tessera, Inc. and Intel Corporation
10.6†*	Second Amendment to Limited TCC License Agreement, dated as of March 22, 2002, by and between Tessera, Inc. and Intel Corporation

10.7†*	Patent License Agreement, dated as of October 12, 1998, by and between Tessera, Inc. and Sharp Corporation

10.8†*	Immunity Agreement, dated as of January 24, 2002, by and between Tessera, Inc., and Sharp Corporation

10.9†*	License Agreement, dated as of January 1, 2002, by and between Tessera, Inc. and Texas Instruments, Inc.

10.10†*	Third Amendment to Limited TCC License Agreement, dated as of September 10, 2003, by and between Tessera, Inc. and Intel Corporation

10.11+
Tessera Technologies, Inc. 2012 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on February 17, 2012 and incorporated herein by reference)

10.12+	Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on April 1, 2010, and incorporated herein by reference)
10.13+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.14+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.15+
Form of Stock Option Agreement (Board) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.16+
Form of Stock Option Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.17+
Form of Stock Option Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.18+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.19+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.20+
Form of Restricted Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.21+
Form of Restricted Stock Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.22+
Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.23+
Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.24+
Form of Deferred Stock Agreement (Performance Vesting) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.25+
Form of Deferred Stock Agreement (Ireland) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.26+
Form of Deferred Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.27+
Form of Deferred Stock Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.28+
Tessera Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.29+
Form of Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.30+
Form of Amended and Restated Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.31+
Amendment to Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2011, and incorporated herein by reference)

10.32+
Employment Letter, dated October 24, 2008, by and between the Registrant and Bernard J. Cassidy (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed on February 25, 2010, and incorporated herein by reference)

10.33+
Employment Letter, dated August 15, 2012, by and between the Registrant and C. Richard Neely, Jr. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2012, and incorporated herein by reference)

10.34+
Separation Agreement, dated August 14, 2012, by and between the Registrant and Michael Anthofer (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2012, and incorporated herein by reference)

10.35+
Revised Employment Letter, dated October 3, 2012, by and between the Registrant and Robert A. Young (filed as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2013, and incorporated herein by reference)

10.36+
Settlement Agreement and General Release, dated December 11, 2012, by and between the Registrant and Farzan Bob Roohparvar (filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2013, and incorporated herein by reference)

10.37+
Consulting Agreement, dated December 11, 2012, by and between Tessera Global Services, Inc., a wholly owned subsidiary of the Registrant, and Farzan Bob Roohparvar (filed as Exhibit 10.47 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2013, and incorporated herein by reference)

10.38+
Settlement Agreement and General Release, dated January 15, 2013, by and between the Registrant and Richard Chernicoff (filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2013, and incorporated herein by reference)

10.39+
Consulting Agreement, dated January 15, 2013, by and between Tessera Global Services, Inc., a wholly owned subsidiary of the Registrant, and Richard Chernicoff (filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2013, and incorporated herein by reference)

10.40+
Employee Letter, dated April 15, 2013, by and between the Company and Richard S. Hill (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

10.41+
Severance Agreement, dated April 15, 2013, by and between the Company and Richard S. Hill (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

10.42+
Consulting Agreement, dated April 15, 2013, by and between Tessera Global Services, Inc. and Dr. Robert A. Young (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

10.43+
Separation Agreement and General Release, dated April 15, 2013, by and between the Company and Dr. Robert A. Young (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

10.44
Settlement Agreement, dated May 22, 2013, by and between the Registrant and Starboard Value LP (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 24, 2013, and incorporated herein by reference)

10.45+
Employment Letter, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 11, 2013, and incorporated herein by reference)

10.46+
Severance Agreement, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 11, 2013, and incorporated herein by reference)

10.57+
Change in Control Severance Agreement, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on December 11, 2013, and incorporated herein by reference)

10.48+
Employment Letter, dated December 19, 2013, by and between the Registrant and Robert Andersen (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.49+
Severance Agreement, dated January 2, 2014, by and between the Registrant and Robert Andersen (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.50+
Change in Control Severance Agreement, dated January 2, 2014, by and between the Registrant and Robert Andersen (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.51+	Non-Employee Director Compensation Policy
21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
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
**
The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request. Readers are cautioned that the representations and warranties set forth in this agreement are qualified by those schedules, and should not be relied upon as accurate or complete without reference to those schedules