Form 10-Q
period 2014-03-31
TESSERA TECHNOLOGIES INC
filed 2014-05-06
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of April 25, 2014 was 53,463,550.

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2014

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$74,304	$73,722
Short-term investments	304,717	285,865
Accounts receivable	2,572	3,138
Short-term deferred tax assets	—	56
Current assets of discontinued operations	11,841	7,029
Other current assets	20,653	22,501
Total current assets	414,087	392,311
Property and equipment, net	4,926	9,481
Intangible assets, net	81,289	81,202
Long-term deferred tax assets	—	904
Other assets	291	855
Long-term assets of discontinued operations	526	—
Total assets	$501,119	$484,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,447	$3,209
Accrued legal fees	8,349	10,189
Accrued liabilities	17,229	23,535
Deferred revenue	1,096	1,149
Current liabilities of discontinued operations	13,886	407
Total current liabilities	42,007	38,489
Long-term deferred tax liabilities	520	520
Other long-term liabilities	4,178	5,110
Long-term liabilities of discontinued operations	197	197
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 56,234 and 55,617 shares issued, respectively, and 53,333 and 53,442 shares outstanding, respectively	56	55
Additional paid-in capital	543,277	530,762
Treasury stock at cost; 2,901 and 2,175 shares of common stock at each period end, respectively	(54,150)	(39,918)
Accumulated other comprehensive income	50	133
Retained deficit	(35,016)	(50,595)
Total stockholders’ equity	454,217	440,437
Total liabilities and stockholders’ equity	$501,119	$484,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Royalty and license fees	$88,336	$28,624
Total revenues	88,336	28,624
Operating expenses:
Cost of revenues	597	902
Research, development and other related costs	8,647	8,426
Selling, general and administrative	15,321	22,113
Litigation expense	6,950	14,037
Restructuring, impairment of long-lived assets and other charges	1,040	811
Total operating expenses	32,555	46,289
Operating income (loss)	55,781	(17,665)
Other income and expense, net	330	464
Income (loss) before taxes from continuing operations	56,111	(17,201)
Provision for (benefit from) income taxes	22,686	(5,920)
Income (loss) from continuing operations	33,425	(11,281)
Loss from discontinued operations, net of tax	(12,527)	(33,342)
Net income (loss)	$20,898	$(44,623)
Income (loss) per share:
Income (loss) from continuing operations:
Basic	$0.63	$(0.22)
Diluted	$0.62	$(0.22)
Loss from discontinued operations:
Basic	$(0.24)	$(0.64)
Diluted	$(0.24)	$(0.64)
Net income (loss):
Basic	$0.39	$(0.85)
Diluted	$0.39	$(0.85)
Cash dividends declared per share	$0.10	$0.10
Weighted average number of shares used in per share calculations-basic	53,223	52,471
Weighted average number of shares used in per share calculations-diluted	53,793	52,986
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
 (unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income (loss)	$20,898	$(44,623)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities, net of tax	(83)	28
Other comprehensive income (loss)	(83)	28
Comprehensive income (loss)	$20,815	$(44,595)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$20,898	$(44,623)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization of property and equipment	527	4,916
Amortization of intangible assets	4,604	6,389
Stock-based compensation expense	3,504	2,547
Gain on disposal of property and equipment and other assets, net	—	(64)
Impairment of goodwill	—	6,664
Non-cash restructuring, impairment of long-lived assets and other charges	595	13,763
Deferred income tax and other, net	28	(22,825)
Amortization of premium or discount on investments and other	(488)	290
Patents received through settlement agreements	(1,591)	—
Changes in operating assets and liabilities:
Accounts receivable, net	579	6,547
Inventories	—	495
Other assets	1,490	696
Accounts payable	(897)	(341)
Accrued legal fees	(1,484)	114
Accrued and other liabilities	5,953	(4,590)
Deferred revenue	(53)	710
Net cash from operating activities	33,665	(29,312)
Cash flows from investing activities:
Purchases of property and equipment	(1,004)	(9,246)
Proceeds from sale of property and equipment and other assets	—	381
Purchases of short-term available-for-sale investments	(89,109)	(54,453)
Proceeds from maturities and sales of short-term and long-term investments	70,669	64,015
Purchases of intangible assets	(3,100)	(600)
Net cash from investing activities	(22,544)	97
Cash flows from financing activities:
Dividend paid	(5,319)	(5,257)
Proceeds from exercise of stock options	7,910	2,415
Proceeds from employee stock purchase program	1,102	2,030
Repurchase of common stock	(14,232)	(39)
Net cash from financing activities	(10,539)	(851)
Net increase (decrease) in cash and cash equivalents	582	(30,066)
Cash and cash equivalents at beginning of period	73,722	103,802
Cash and cash equivalents at end of period	$74,304	$73,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION
Tessera Technologies, Inc. and its subsidiaries (the “Company”) generate revenue from licensing to manufacturers and other implementers that use the Company's technology in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3DIC”) technologies. The Company's technology is both developed internally and acquired and includes chip-scale packaging solutions, interconnect solutions and solutions for mobile imaging which include its FaceToolsTM, FacePowerTM, FotoSavvyTM, face beautification, red-eye removal, High Dynamic Range, panorama, and image stabilization intellectual property.
The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2014 and 2013, and for the three months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2013 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 3, 2014 (the “Form 10-K”).
The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2014 or any future period and the Company makes no representations related thereto.
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. In addition, certain operations are being classified in discontinued operations, and these items have been correspondingly reclassified for all prior periods presented. See Note 5 - “Discontinued Operations.”
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2014, as compared to the significant accounting policies described in the Form 10-K.
Recently Adopted Accounting Pronouncements
In July 2013, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” “This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the ASU, the Company’s unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward.” This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company's financial statements.

Recent Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The Company is currently evaluating what impact, if any, the adoption of this ASU will have on the presentation of the Company's financial statements.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Prepaid income taxes	$14,910	$14,817
Interest receivable	2,176	2,311
Other	3,567	5,373
	$20,653	$22,501

Property and equipment, net consisted of the following (in thousands):

	March 31, 2014 (1)	December 31, 2013 (1)
Furniture and office equipment	$20,098	$21,288
Production equipment	—	2,527
Land, buildings and leasehold improvements	4,151	4,151
	24,249	27,966
Less: Accumulated depreciation and amortization	(19,323)	(18,485)
	$4,926	$9,481
(1) The cost and accumulated depreciation and amortization of these assets have been reduced by the amount of impairment taken on these assets. See Note 14 - "Restructuring, Impairment of Long-lived Assets and Other Charges" for additional details.
Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Employee compensation and benefits (2)	$6,567	$7,460
Income taxes payable	9,065	—
Purchase obligations (3)	—	9,800
Other (2)	1,597	6,275
	$17,229	$23,535

(2) Accrued liabilities at December 31, 2013 relating to the Company's operations in Charlotte, North Carolina, Zhuhai, China and the mems|cam manufacturing operations are included in current liabilities of discontinued operations. See Note 5 – "Discontinued Operations," for additional details.
(3) Purchase obligations related to inventory and equipment. See Note 14 - "Restructuring, Impairment of Long-lived Assets and Other Charges" for additional details.
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Unrecognized tax benefits	$4,178	$5,110
	$4,178	$5,110
Accumulated other comprehensive income consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Unrealized gains and losses on available-for-sale securities, net of tax	$50	$133
	$50	$133

NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$181,117	$115	$(159)	$181,073
Municipal bonds and notes	82,678	75	—	82,753
Commercial paper	30,341	2	—	30,343
Treasury and agency notes and bills	29,586	25	(8)	29,603
Money market funds	18,369	—	—	18,369
Total available-for-sale securities	$342,091	$217	$(167)	$342,141
Reported in:
Cash and cash equivalents				$37,424
Short-term investments				304,717
Total marketable securities				$342,141

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$131,374	$75	$(31)	$131,418
Municipal bonds and notes	109,879	74	(3)	109,950
Treasury and agency notes and bills	28,038	17	(2)	28,053
Commercial paper	21,216	4	(1)	21,219
Money market funds	13,198	—	—	13,198
Total available-for-sale securities	$303,705	$170	$(37)	$303,838
Reported in:
Cash and cash equivalents				$17,973
Short-term investments				285,865
Total marketable securities				$303,838
At March 31, 2014 and December 31, 2013, the Company had $379.0 million and $359.6 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $36.9 million and $55.8 million at March 31, 2014 and December 31, 2013, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three months ended March 31, 2014 and 2013.
Unrealized gains (net of unrealized losses) of $0.1 million, net of tax, as of March 31, 2014, were related to a temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of March 31, 2014 because the Company has the ability to hold these investments to allow for recovery, and does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three months ended March 31, 2014 and 2013, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at March 31, 2014 and December 31, 2013, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

March 31, 2014	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$8,584	$—	$—	$—	$8,584	$—
Municipal bonds and notes	8,448	(7)	—	—	8,448	(7)
Commercial paper	88,979	(158)	3,522	(1)	92,501	(159)
Total	$106,011	$(165)	$3,522	$(1)	$109,533	$(166)

December 31, 2013	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$9,151	$(31)	$—	$—	$9,151	$(31)
Municipal bonds and notes	5,495	(3)	—	—	5,495	(3)
Commercial paper	66,379	(1)	—	—	66,379	(1)
Total	$81,025	$(35)	$—	$—	$81,025	$(35)

The estimated fair value of marketable securities by contractual maturity at March 31, 2014 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$233,665
Due in one to two years	108,476
Total	$342,141
NOTE 5 – DISCONTINUED OPERATIONS
The following are included in the Company's discontinued operations:

•
In the second quarter of 2012, the Company completed an acquisition of certain assets of Vista Point Technologies, from Flextronics International Ltd. (the “Zhuhai Transaction”). At the time of the closing, the Company intended to use the acquired assets and related manufacturing business to accelerate its strategy of building the DigitalOptics business into a manufacturer and supplier of camera modules in the mobile phone market. However, in the first quarter of 2013, the Company determined the DigitalOptics business was to be restructured and announced its plans to close its leased manufacturing facility in Zhuhai, China. As a result of this restructuring, certain assets acquired in the transaction were considered impaired or written off entirely.

•
In the third quarter of 2013, the Company continued to restructure its DigitalOptics business through the sale of its Micro-Optics business based in Charlotte, North Carolina. Originally purchased in 2006, this business focused on diffractive optical elements, refractive optical elements, and integrated micro-optic sub-assemblies. The Company determined these offerings were no longer part of its long-term strategy for the DigitalOptics business. As a result, in August 2013, the Company sold all of the related assets of the Micro-Optics business. The Company retained ownership of the related land and building and certain fabrication assets for this facility, which are being leased to the buyer. However, these retained assets are in process of being sold and are classified as assets held for sale.

•
In the first quarter of 2014, the Company announced the cessation of all mems|cam manufacturing operations. This was the last manufacturing operation in the DigitalOptics business. This action will include a reduction of over 300 employees and a closure of facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan.

For more information regarding these actions, see Note 7 – "Goodwill and Identified Intangible Assets" and Note 14 – "Restructuring, Impairment of Long-Lived Assets and Other Charges."

The businesses discussed above are considered discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets for all periods presented.
The results from discontinued operations were as follows (in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
Revenues:
Product and service revenues	$—		$2,500
Total revenues	—		2,500
Operating expenses:
Cost of revenues	19		7,040
Research, development and other related costs	5,112		17,523
Selling, general and administrative	2,237		3,181
Restructuring, impairment of long-lived assets and other charges	4,116	(1)	14,944	(2)
Impairment of goodwill	—		6,664	(3)
Total operating expenses	11,484		49,352
Operating loss before taxes	(11,484)		(46,852)
Other income and expense, net	180		(128)
Benefit from (provision for) income taxes	(1,223)		13,638
Net loss from discontinued operations	$(12,527)		$(33,342)

(1) As noted above, in January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these actions, the Company incurred $3.0 million in severance and $1.1 million in accelerated lease obligations and other charges.

(2) As part of the restructuring of its DigitalOptics business, the Company incurred $1.2 million in workforce and corporate overhead reductions and $13.7 million impairment of long-lived assets, which included an $8.7 million charge due to the abandonment of patents and technology which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them.

(3) See Note 7 – "Goodwill and Identified Intangible Assets."

The current assets and current liabilities of discontinued operations were as follows (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable and other assets, net	$—	$29
Property and equipment, net (1)	11,318	7,000
Other	523	—
Total current assets of discontinued operations	$11,841	$7,029

Long-term assets of discontinued operations	$526	$—
Accounts payable	865	—
Accrued legal fees	356	—
Accrued liabilities (2)	12,665	407
Total current liabilities of discontinued operations	$13,886	$407

Long-term liabilities of discontinued operations	$197	$197

(1) The increases in the March 31, 2014 balances from the December 31, 2013 balances is related to the cessation of all mems|cam manufacturing operations with the assets of that operation being included in discontinued operations as of March 31, 2014, whereas they were included in continuing operations as of December 31, 2013. These assets are classified as held for sale.

(2) The increases in the March 31, 2014 balances from the December 31, 2013 balances is related to the cessation of all mems|cam manufacturing operations with the liabilities of that operation being included in discontinued operations as of March 31, 2014, whereas they were included in continuing operations as of December 31, 2013. At March 31, 2014, this amount is primarily related to purchase commitments and employee severance.

NOTE 6 – FAIR VALUE

The Company follows the authoritative guidance for fair value measurement for financial assets and financial liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of March 31, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$18,369	$18,369	$—	$—
Corporate bonds and notes (2)	181,073	—	181,073	—
Municipal bonds and notes (2)	82,753	—	82,753	—
Treasury and agency notes and bills (2)	29,602	—	29,602	—
Commercial paper (3)	30,344	—	30,344	—
Total Assets	$342,141	$18,369	$323,772	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at March 31, 2014:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$13,198	$13,198	$—	$—
Corporate bonds and notes (2)	131,418	—	131,418	—
Municipal bonds and notes (2)	109,950	—	109,950	—
Treasury and agency notes and bills (2)	28,053	—	28,053	—
Commercial paper (3)	21,219	—	21,219	—
Total Assets	$303,838	$13,198	$290,640	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2013:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Assets included in discontinued operations and held for sale		Other
Balance at December 31, 2013	$9,720	(1)	$—
Asset additions	1,598	(1)	—
Assets received	—		1,591	(2)
Balance at March 31, 2014	$11,318		$1,591

(1) These assets are categorized as level 3 assets as a result of the sale of our Micro-Optics business located in Charlotte, North Carolina, which was completed in August 2013 and as a result of the cessation of our manufacturing activities. See Note 5 - "Discontinued Operations" for more information. These assets are carried at market value as determined by specific third party quotes.

(2) This amount represents the value of the patents that were received as part of a litigation settlement. These assets were valued using a methodology based on an arms-length purchase price of bulk patent assets, with adjustments based on limited pick rights, the total available market, and remaining average patent life.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

In March 2013, the Company revised its business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made the Zhuhai Facility unnecessary. The Company announced the closure of the Zhuhai Facility in March 2013. This decision triggered an impairment review of the related goodwill and purchased intangible assets. As a result of the Company's impairment assessment, completed in the first quarter of 2013, the Company recorded an impairment charge to goodwill of $6.7 million.
Identified intangible assets consisted of the following (in thousands):

		March 31, 2014			December 31, 2013
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$126,652	$(49,486)	$77,166	$121,962	$(45,551)	$76,411
Existing technology	5-10	18,700	(17,363)	1,337	18,700	(16,939)	1,761
Customer contracts	3-9	8,600	(5,853)	2,747	8,600	(5,614)	2,986
Trade name	4-10	520	(481)	39	520	(476)	44
		$154,472	$(73,183)	$81,289	$149,782	$(68,580)	$81,202
Amortization expense for the three months ended March 31, 2014 and 2013 amounted to $4.6 million and $6.4 million, respectively.
As of March 31, 2014, the estimated future amortization expense of intangible assets is as follows (in thousands):

2014	$13,609
2015	17,570
2016	16,720
2017	14,445
2018	12,697
Thereafter	6,248
$81,289

NOTE 8 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of March 31, 2014 and December 31, 2013.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013

Weighted average common shares outstanding	53,320	52,531
Unvested common shares subject to repurchase	(97)	(60)
Total common shares-basic	53,223	52,471
Effect of dilutive securities:
Stock awards	333	318
Restricted stock awards and units	237	197
Total common shares-diluted	53,793	52,986

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
For the three months ended March 31, 2014 and 2013, in the calculation of net loss per share, 2.2 million and 5.4 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share as they were anti-dilutive.

NOTE 9 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. As of March 31, 2014, the Company had repurchased a total of approximately 2,872,000 shares of common stock, since inception of the plan, at an average price of $18.63 per share for a total cost of $53.5 million. As of December 31, 2013, the Company had repurchased a total of approximately 2,145,000 shares of common stock, since inception of the plan, at an average price of $18.32 per share for a total cost of $39.3 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2014, the total amount available for repurchase was $96.5 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and non-statutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options under the 2003 Plan generally have a term of ten years from the date of grant. Options, restricted stock awards, and restricted stock units granted under the 2003 Plan generally vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of March 31, 2014, there were approximately 5.3 million shares reserved for future grant under the 2003 Plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2013	3,917	$18.37
Options granted	89	$19.45
Options exercised	(486)	$16.26
Options canceled / forfeited / expired	(469)	$16.42
Balance at March 31, 2014	3,051	$19.04

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of March 31, 2014 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2013	737	348	1,085	$18.46
Awards and units granted	25	29	54	$19.57
Awards and units vested / earned	(47)	—	(47)	$18.82
Awards and units canceled / forfeited	(113)	(24)	(137)	$17.53
Balance at March 31, 2014	602	353	955	$18.64

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
As of March 31, 2014, there were approximately 120,653 shares reserved for grant under the ESPP and the International ESPP, collectively.
NOTE 10 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Cost of revenues	$19	$54
Research, development and other related costs	916	1,089
Selling, general and administrative	2,569	1,404
Total stock-based compensation expense	$3,504	$2,547

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2014 and 2013 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Employee stock options	$989	$2,036
Restricted stock awards and units	2,314	(26)
Employee stock purchase plan	201	537
Total stock-based compensation expense	$3,504	$2,547
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
The following assumptions were used to value the options granted:

	Three Months Ended
	March 31, 2014	March 31, 2013
Expected life (in years)	4.9	5.0
Risk-free interest rate	1.7%	0.8%
Dividend yield	3.4%	2.3%
Expected volatility	41.4%	59.5%

The following assumptions were used to value the ESPP shares:

	Three Months Ended
	March 31, 2014	March 31, 2013
Expected life (years)	2.0	2.0
Risk-free interest rate	0.3%	0.3%
Dividend yield	3.4%	2.3%
Expected volatility	31.0%	40.6%

NOTE 11 – INCOME TAXES

The provision for income taxes for the three months ended March 31, 2014 was $22.7 million and was primarily related to foreign withholding taxes and foreign tax liability generated from foreign operations. The benefit from income taxes for the three months ended March 31, 2013 was $5.9 million and was largely comprised of a tax benefit for domestic losses as offset by foreign withholding and income taxes. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the provision for income taxes for the three months ended March 31, 2014 as compared to the same period in the prior year is due to an increase in foreign withholding taxes.
As of March 31, 2014, unrecognized tax benefits approximated $5.0 million, of which $3.5 million would affect the effective tax rate if recognized. At December 31, 2013, unrecognized tax benefits were $5.0 million of which $3.5 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $0.7 million to $1.0 million in the next 12 months due to the expected lapse of statutes of limitation relating to the federal and state research tax credit, certain domestic deductions, as well as foreign tax incentives.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2014, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of March 31, 2014 and December 31, 2013, the Company had accrued $0.6 million and $0.6 million, respectively, of interest and penalties related to unrecognized tax benefits.
At March 31, 2014, the Company's 2008 through 2013 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company is currently under Internal Revenue Service examination related to its 2008 and 2009 tax returns. The Company is not currently under any domestic state income tax examination.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Lease and Purchase Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2014 and 2013 amounted to $1.0 million and $1.2 million, respectively.
As of March 31, 2014, future minimum lease payments are as follows (in thousands):

Lease Obligations
2014 (remaining 9 months)	$2,735
2015	1,950
2016	1,891
2017	1,991
2018	1,753
Thereafter	2,889
$13,209

Contingencies
For all legal proceedings, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.
Litigation Matters
The Company and its subsidiaries are involved in litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to protect trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. The Company expects it or its subsidiaries will be involved in similar legal proceedings in the future, including proceedings regarding infringement of its patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of its license agreements.
These existing and any future legal actions may harm the Company’s business. For example, they could cause an existing licensee or strategic partner to cease making royalty or other payments to the Company, or to challenge the validity and enforceability of patents owned by the Company’s subsidiaries or the scope of license agreements with the Company’s subsidiaries, and could significantly damage the Company’s relationship with such licensee or strategic partner and, as a result, prevent the adoption of the Company’s other technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of licensees or strategic partners of the Company’s subsidiaries, which in turn would significantly harm ongoing relations with them and cause the Company to lose royalty revenues.
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
NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

During the three months ended March 31, 2014, following the Company’s actions to cease manufacturing operations in the DigitalOptics business, the Company determined that it operates its business in one operating segment, focused on the monetization of intellectual property, both internally developed and acquired, through royalties, licenses and other means. Previously, the Company operated in two operating segments – Intellectual Property and DigitalOptics. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Three Months Ended,
	March 31, 2014		March 31, 2013
Taiwan	$50,627	57%	$551	2%
Korea	26,521	30	16,385	57
Japan	5,478	6	4,865	17
U.S.	3,885	4	5,610	20
Other	1,825	3	1,213	4
	$88,336	100%	$28,624	100%
For each of the three months ended March 31, 2014 and 2013, two customers accounted for 10% or more of total revenues.

As of March 31, 2014 and December 31, 2013, property and equipment, net, by geographical area are presented below (in thousands):

	Three Months Ended,
	March 31, 2014	December 31, 2013
U.S.	$4,270	$4,725
Taiwan	—	2,394
Israel	—	1,431
Other	656	931
Total	$4,926	$9,481
NOTE 14 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

In January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these efforts, the Company is undertaking a workforce reduction of over 300 employees and is in the process of closing its facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. These actions triggered a $32.8 million impairment of manufacturing equipment, a $4.8 million impairment of intangible assets, purchase obligations of $9.8 million for inventory and equipment, and impairments of IT related assets of $2.1 million in the fourth quarter of 2013. Additionally, in the first quarter of 2014, the Company incurred additional restructuring and other charges including $3.4 million of employee severance. In this document, the operations and financial results of the mems|cam operations are considered discontinued operations. For more information regarding these actions, see Note 5 - "Discontinued Operations" and Note 7 – "Goodwill and Identified Intangible Assets."
Information with respect to restructuring, impairment of long-lived assets and other charges as of March 31, 2014 is as follows (in thousands):

	Employee Severance		Impairment of long-lived assets and other		Total
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Balance at December 31, 2013	$189	$167	$7,174	$—	$7,363	$167
Restructuring and other charges (1)	387	3,043	653	1,073	1,040	4,116
Cash payments	(247)	(2,856)	(3,807)	(777)	(4,054)	(3,633)
Non-cash items	—	—	(1,586)	1,694	(1,586)	1,694
Balance at March 31, 2014	$329	$354	$2,434	$1,990	$2,763	$2,344

(1) On January 16, 2014, the Company announced the cessation of all mems|cam manufacturing operations.

NOTE 15 – SUBSEQUENT EVENTS

O-Film Transaction

In April 2014, the Company and its wholly-owned subsidiary DigitalOptics Corporation (together with its subsidiaries, “DOC”) entered into a definitive agreement with Shenzhen O-Film Tech Co., LTD. (“Shenzhen O-Film,” together with affiliates, collectively, “O-Film”) whereby O-Film has agreed to pay DOC $50.0 million, consisting of a $20.5 million prepaid royalty and support fee for a non-exclusive license to specific FotoNation product features, $7.5 million for a non-exclusive license for core MEMS auto-focus and other related intellectual property and $22.0 million for certain manufacturing equipment and supplies and certain non-core patents and patent applications (including patents and patent applications for Wafer Level Optics, Micro Optics and camera module technology), in each case, at the closing of the transaction. Following the closing, O-Film has also agreed to pay DOC a per unit royalty for O-Film’s MEMS-based camera models. The Company expects the closing of the transaction to be completed by October 2014, subject to customary closing conditions, including required government approvals in China and Taiwan.

In March 2014, in connection with entering into a letter of intent with DOC, O-Film paid DOC a $5.0 million deposit, which will be credited toward the $50.0 million purchase price under the definitive agreement. The deposit is non-refundable in the event the transaction does not close, except in certain circumstances. In April 2014, O-Film also paid DOC a non-refundable fee of $2.0 million to retain an option to purchase leasehold improvements related to DOC’s manufacturing facility in Taiwan. O-Film has agreed to cover substantially all of DOC’s MEMS-related operating costs, including costs of DOC’s facility in Arcadia, California, during the period from the date of the definitive agreement through the anticipated closing of the transaction in October 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2013 found in the Form 10-K.

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, statements regarding the likelihood or timing of the closing of the transaction with O-Film, the effect of cost-saving measures, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly and special dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

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

Business Overview
We generate revenue from licensing to manufacturers and other implementers that use our technology in areas such as mobile computing and communications, memory and data storage, and 3DIC technologies. Our technology is both developed internally and acquired and includes chip-scale packaging solutions, interconnect solutions and product and solutions for mobile imaging which include its FaceToolsTM, FacePowerTM, FotoSavvyTM, face beautification, red-eye removal, High Dynamic Range, panorama, and image stabilization intellectual property.

In January 2014, we announced the cessation of all mems|cam manufacturing operations. As part of these efforts, we are undertaking a workforce reduction of over 300 employees and are in the process of closing our facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. As a result of these closures, certain assets were impaired or were written off entirely and restructuring and other charges were taken in 2013. In the first quarter of 2014, we incurred an additional $1.0 million of restructuring and other charges and expect to incur another $1.0 million of restructuring and other charges in the second quarter of 2014. In this document, the operations and financial results of the mems|cam operations are considered discontinued operations. For more information regarding these actions, see Note 5 - "Discontinued Operations", Note 7 – "Goodwill and Identified Intangible Assets" and Note 14 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Condensed Consolidated Financial Statements.

As a result of these actions, during the three months ended March 31, 2014, we determined that we operate our business in one operating segment, focused on the monetization of intellectual property, both internally developed and acquired, through royalties, licenses and other means. Previously, we operated in two operating segments – Intellectual Property and DigitalOptics.

All financial results and discussions below relate to continuing operations unless otherwise specified and conform to our determination that we now operate in a single operating segment.

Results of Operations
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
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of total revenues for the year ended December 31, 2012. This expiration caused a substantial adverse impact to our royalty revenue as compared to periods prior to such expiration. If we are unable to replace the revenue from an expiring license such as Micron Technology with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration.

Powertech Technology, Inc. ("PTI"), a customer that accounted for 10% or more of total revenues for the year ended December 31, 2012, ceased making payments in 2012, which caused a substantial adverse impact to our royalty revenue as compared to prior periods. On February 27, 2014, we announced a settlement with PTI related to Tessera, Inc.’s and PTI’s pending cases in the U. S. District Court for the Northern District of California. The settlement provides that PTI will pay $196 million to Tessera, Inc. with two required payments to be made in 2014 and quarterly recurring payments beginning in 2015 through the end of 2018. In addition, Tessera, Inc. and PTI have agreed to stay the pending cases. If Tessera, Inc. receives a majority of the total amount owed by PTI under the settlement, and other conditions are met, by March 31, 2015, Tessera, Inc. and PTI will dismiss the pending cases.

In the past, we have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. For example, on February 20,

2013 the International Court of Arbitration of the International Chamber of Commerce issued an award in favor of Tessera, Inc. in its dispute with Amkor. On April 16, 2014, the arbitral tribunal submitted for review an award to the International Chamber of Commerce, which is believed to concern amounts that Amkor may owe. Tessera, Inc. believes the award may issue in the second or third quarter of 2014, but cannot predict the precise amount or the timing of Amkor's payment. We believe that the dispute with Amkor and similar future proceedings may result in fluctuations in our revenue and expenses.
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Royalty and license fees (1)	100%	100%
Total Revenues	100	100
Operating expenses:
Cost of revenues	1	3
Research, development and other related costs	10	29
Selling, general and administrative	17	78
Litigation expense	8	49
Restructuring, impairment of long-lived assets and other charges	1	3
Total operating expenses	37	162
Operating income (loss) from continuing operations	63	(62)
Other income and expense, net	—	2
Income (loss) from continuing operations before taxes	63	(60)
Provision for (benefit from) income taxes	26	(20)
Income (loss) from continuing operations	37	(40)
Loss from discontinued operations, net of tax	(13)	(116)
Net income (loss)	24%	(156)%

(1) Revenue previously classified as past production payments, defined as royalty payments for the use of our intellectual property and where payments are made as part of a settlement of a patent infringement dispute from previously unlicensed parties, has been reclassified and is included in "Royalty and license fees"

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	March 31, 2014	March 31, 2013	Increase/ (Decrease)	% Change
Royalty and license fees	$88,336	$28,624	$59,712	209%

The $59.7 million or 209% increase in revenues was primarily due to episodic payments of $64.9 million in the three months ended March 31, 2014, including the initial $50.0 million payment made by PTI in connection with Tessera, Inc.’s settlement with PTI noted above. The revenues for the three months ended March 31, 2014 also include both a recurring and an episodic payment related to new license agreements by Tessera, Inc. and Invensas Corporation with Samsung Electronics Co., Ltd.
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

Cost of revenues for the three months ended March 31, 2014 was $0.6 million, as compared to $0.9 million for the three months ended March 31, 2013, a decrease of $0.3 million, or 34%. The decrease was primarily related to a decrease in amortization due to the impairment of intangibles in 2013 (see Note 7 – "Goodwill and Identified Intangibles Assets" in the Notes to Condensed Consolidated Financial Statements).
Research, Development and Other Related Costs
Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, amortization of intangible assets, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale packaging, circuitry design, 3D architecture, wafer-level packaging technology, high-density substrate, image sensor packaging, and FotoNation's image enhancement technology. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the three months ended March 31, 2014 were $8.6 million, as compared to $8.4 million for the three months ended March 31, 2013, an increase of $0.2 million, or 3%. The increase was primarily related to an increase in legal expense related to the maintenance of patents partially offset by lower salary and benefit costs due to the restructuring of our DigitalOptics business.
We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.
Selling, General and Administrative
Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, reverse engineering personnel and services, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, and finance personnel, legal fees and expenses, facilities costs, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items. Our selling, general and administrative expenses have declined as we have implemented cost savings strategies.
Selling, general and administrative expenses for the three months ended March 31, 2014 were $15.3 million, as compared to $22.1 million for the three months ended March 31, 2013, a decrease of $6.8 million, or 31%. The decrease was primarily attributable to a decrease of $3.4 million in salary and benefit costs related to the employee reductions resulting from the restructuring of our DigitalOptics business and corporate overhead personnel, a decrease of $1.5 million in outside services and a decrease of $0.8 million in depreciation due to the impairment of fixed assets during 2013 (see Note 14 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Condensed Consolidated Financial Statements).
Litigation Expense
Litigation expense for the three months ended March 31, 2014 was $7.0 million, as compared to $14.0 million for the three months ended March 31, 2013, a decrease of $7.0 million, or 50%. The decrease was primarily attributable to the decrease of our docket of legal proceedings, including as a result of recent settlement activities.
We expect that litigation expense will continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly between periods, because of our ongoing litigation, as described in Part II, Item 1 – Legal Proceedings, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of a campaign to secure payment of reasonable royalties for the use of our patented technology. If we initiate such litigation, our future litigation expenses may increase.
Restructuring, Impairment of Long-Lived Assets and Other Charges
Restructuring, Impairment of Long-Lived Assets and Other Charges for the three months ended March 31, 2014 was $1.0 million, as compared to $0.8 million for the three months ended March 31, 2013, an increase of $0.2 million, or 25%. These expenses, including the increase in the first quarter of 2014 when compared to the first quarter of 2013, results from the continued restructuring of our DigitalOptics business. We anticipate these activities to be completed within the next two quarters.

Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended,
	March 31, 2014	March 31, 2013
Cost of revenues	$19	$54
Research, development and other related costs	916	1,089
Selling, general and administrative	2,569	1,404
Total stock-based compensation expense	$3,504	$2,547
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the three months ended March 31, 2014, stock-based compensation expense was $3.5 million, of which $1.0 million related to employee stock options, $2.3 million related to restricted stock awards and units and $0.2 million related to employee stock purchases. For the three months ended March 31, 2013, stock-based compensation expense was $2.5 million, of which $2.0 million related to employee stock options and $0.5 million related to employee stock purchases. The increase for the three months ended March 31, 2014 related to the hiring of a new Chief Executive Officer and a new Chief Financial Officer and the addition of six new Board members that occurred after March 31, 2013.
Other Income and Expense, Net
Other income and expense, net for the three months ended March 31, 2014 was $0.3 million, as compared to $0.5 million, for the three months ended March 31, 2013.
Provision for (benefit from) Income Taxes

The provision for income taxes for the three months ended March 31, 2014 was $22.7 million and was primarily relating to foreign withholding taxes and foreign tax liability generated from foreign operations. The benefit from income taxes for the three months ended March 31, 2013 was $5.8 million and was largely comprised of a tax benefit for domestic losses as offset by foreign withholding and income taxes. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the provision for income taxes for the three months ended March 31, 2014 as compared to the same period in the prior year is due to an increase in foreign withholding taxes.
During the third quarter of 2013, we recorded a valuation allowance against virtually all of our deferred tax assets. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the first quarter of 2014, we determined that it was not more likely than not we would realize the full value of our federal deferred tax assets. As such, we continue to record a valuation allowance on our net federal deferred tax assets. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are recoverable. A benefit for a release of valuation allowance could have the effect of decreasing the income tax provision in the statement of operations in the period the valuation allowance is released.

Discontinued Operations
Loss from discontinued operations for the three months ended March 31, 2014 was $12.5 million, as compared to a loss of $33.3 million for the three months ended March 31, 2013. This decreased loss results from fewer active businesses included in discontinued operations during the first quarter of 2014 when compared to the first quarter of 2013. In the third quarter of 2013, we sold our Micro-Optics business located in Charlotte, North Carolina, and at the end of the first quarter of 2013, we shut-down our camera module manufacturing facility in Zhuhai, China so both of these operations had significant operations in the first quarter of 2013 but had no impact in the first quarter of 2014. The Company anticipates that the expenses associated with discontinued operations will reduce significantly over the reminder of the year. For further information about discontinued

operations, see Note 5 – "Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$74,304	$73,722
Short-term investments	304,717	285,865
Total cash, cash equivalents and short-term investments	$379,021	$359,587
Percentage of total assets	76%	74%

	Three Months Ended
	March 31, 2014	March 31, 2013
Net cash from operating activities	$33,665	$(29,312)
Net cash from investing activities	$(22,544)	$97
Net cash from financing activities	$(10,539)	$(851)
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $379.0 million at March 31, 2014, an increase of $19.4 million from $359.6 million at December 31, 2013. The primary reason for this increase resulted from $20.9 million in net income partially offset by $14.2 million in stock repurchases during the first quarter of 2014. Cash and cash equivalents were $74.3 million at March 31, 2014, an increase of $0.6 million from $73.7 million at December 31, 2013.
Cash flows provided by operations were $33.7 million for the three months ended March 31, 2014, primarily due to our net income of $20.9 million being adjusted for non-cash items of depreciation and amortization of $0.5 million, amortization of intangible assets of $4.6 million, stock-based compensation expense of $3.5 million and by $5.6 in changes in operating assets and liabilities. These were partially offset by $1.6 million in patents acquired through settlement agreements.

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
Net cash used in investing activities was $22.5 million for the three months ended March 31, 2014, primarily related to the purchases of available-for-sale securities of $89.1 million and the purchase of $3.1 million in intangible assets, offset by maturities and sales of short-term investments of $70.7 million. Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2013, primarily related to the maturities and sales of short-term investments of $64.0 million, offset by purchases of available-for-sale securities of $54.5 million, purchases of intangible assets of $0.6 million, and purchases of property and equipment of $9.2 million.
Net cash used in financing activities was $10.5 million for the three months ended March 31, 2014 due to dividend payments of $5.3 million and stock repurchases of $14.2 million, offset by $9.0 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
Net cash used in financing activities was $0.9 million for the three months ended March 31, 2013 due to a dividend payment of $5.3 million, offset by the issuance of common stock under our employee stock option programs and employee stock purchase plans.
The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of debt securities including corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds. We invest excess cash predominantly in high-quality investment grade debt securities with less than two years to maturity. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets.
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three months ended March 31, 2014 and 2013, no impairment charges with respect to our investments were recorded.
In August 2007, the Company’s Board authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. As of March 31, 2014, we had repurchased a total of approximately 2,872,000 shares of common stock, since inception of the plan, at an average price of $18.63 per share for a total cost of $53.5 million. As of December 31, 2013, we had repurchased a total of approximately 2,145,000 shares of common stock, since inception of the plan, at an average price of $18.32 per share for a total cost of $39.3 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2014, the total amount available for repurchase was $96.5 million. We plan to continue to execute authorized repurchases from time to time under the plan.

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

In January 2014, we announced a restructuring to cease our remaining manufacturing operations. The cash obligations related to this restructuring are primarily for the settlement of open purchase orders for equipment and inventory, severance costs to terminated employees and cash obligations related to facility leases and restoration costs at locations we will be closing as a result of this restructuring. This action should be completed by the end of the second quarter. Remaining cash obligations related to this action are approximately $5.0 million as of March 31, 2014.

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
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$13,209	$2,735	$5,831	$3,311	$1,332
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

As of March 31, 2014, the Company had accrued $3.5 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.6 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 12 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2014, there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recent Accounting Pronouncements
See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the Company’s market risk, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.

Item 4. Controls and Procedures
Attached as exhibits to this Form 10-Q are certifications of Tessera Technologies, Inc.’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications, for a more complete understanding of the topics presented.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Other than to the extent the proceedings described below have concluded, we cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations and cash flows. The disclosure in this Item 1 updates the disclosure contained in Part I, Item 3 of the Form 10-K.
Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 4:05-cv-04063-CW (N.D. Cal.)
On October 7, 2005, Tessera, Inc. filed a complaint for patent infringement against Advanced Micro Devices, Inc. (“AMD”) and Spansion LLC in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893 arising from AMD’s and Spansion LLC’s respective manufacture, use, sale, offer to sell and/or importation of packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. Tessera, Inc. also seeks other relief.
On December 16, 2005, Tessera, Inc. added Spansion Inc. and Spansion Technology, Inc. to the lawsuit.
On January 31, 2006, Tessera, Inc. added claims for breach of contract and/or patent infringement against new defendants, including Advanced Semiconductor Engineering, Inc., ASE (U.S.) Inc. (collectively “ASE”), ChipMOS Technologies, Inc., ChipMOS U.S.A., Inc., Siliconware Precision Industries Co. Ltd and Siliconware USA Inc. (collectively “SPIL”), STMicroelectronics N.V., STMicroelectronics, Inc. (collectively “ST”), STATS ChipPAC Ltd., STATS ChipPAC, Inc. and STATS ChipPAC Ltd. (BVI). The defendants in this action asserted affirmative defenses to Tessera, Inc.’s claims, and some of them brought related counterclaims alleging that the Tessera, Inc. patents at issue are invalid, unenforceable and not infringed, and/or that Tessera, Inc. is not the owner of the patents.
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
On January 31, 2013, the court issued three summary judgment opinions on motions filed related to alleged breach of contract claims. The court denied the defendants’ motion for summary judgment relating to sales to Motorola Inc., granted in part and denied in part ASE’s motion for summary judgment and granted ST’s motion for summary judgment. Breach of contract claims remained against several defendants after these motions.
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

On March 26, 2014, the court entered an order modifying certain dates in the case schedule. Among other things, the order set the hearing on claim construction and certain dispositive motions for June 19, 2014, and set the trial date for November 10, 2014.
Tessera, Inc. v. Motorola, Inc., et. al, Civil Action No. 4:12-cv-00692-CW (N.D. Cal.)
On April 17, 2007, Tessera, Inc. filed a complaint against Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc. (“Freescale”), and ATI Technologies ULC (“ATI”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of Tessera, Inc.’s U.S. Patent Nos. 5,852,326 and 6,433,419, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest and costs. Tessera, Inc. filed an amended complaint on May 22, 2007. The parties agreed that the case would be temporarily stayed pending completion, including appeals, of ITC Investigation No. 337-TA-605 titled In re Certain Semiconductor Chips With Minimized Chip Package Size and Products Containing Same. On or about June 2, 2009, Motorola, Inc. and Tessera, Inc. entered into a settlement and license agreement regarding certain Tessera, Inc. technology, including the patents at issue in this action. Tessera, Inc.’s request to dismiss Motorola, Inc. from the action was granted by the Court on June 8, 2009.
On January 18, 2012, the stay was lifted and the case transferred to the U.S. District Court for the Northern District of California. On March 1, 2012, the Court ordered the parties to comply with the scheduling order in Tessera, Inc. v. Advanced Micro Devices, Inc. et al., Civil Action No. 4: 05-04063-CW (N.D. Cal.).
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
In March 2014, Tessera, Inc. reached a settlement with the final defendant in this case, Qualcomm, Inc., and filed a stipulated dismissal as to Qualcomm, Inc. on March 28, 2014. This matter has now concluded.
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
Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4: 10-00945-CW (N.D. Cal.) and U.S. Court of Appeals for the Federal Circuit Case No. 2010-1489
On March 5, 2010, Powertech Technology, Inc. ("PTI") filed a complaint against Tessera, Inc. in the U.S. District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity of Tessera, Inc.’s U.S. Patent No. 5,663,106. On March 22, 2010, the case was related to Siliconware Precision Industries, Co., Ltd v. Tessera, Inc., Civil Action No. 4:08-cv-03667-CW (N.D. Cal.), and assigned to the judge presiding over that action.
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

On February 27, 2014, Tessera, Inc. announced a settlement with PTI, pursuant to which the parties agreed to stay the case. On April 22, 2014, the Court convened a hearing on certain tax issues concerning the settlement agreement. The Court took the matter under submission.

Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:11-06121-CW (N.D. Cal.)
On December 6, 2011, PTI filed a complaint against Tessera, Inc. in the U.S. District Court for the Northern District of California. PTI’s complaint sought a declaratory judgment that PTI had the right to terminate its license with Tessera, Inc. as of December 6, 2011. The complaint also sought damages for breach of contract in the amount of all royalties paid to Tessera, Inc. since December 7, 2007, purportedly totaling at least $200 million, in addition to an accounting of PTI’s damages, an accounting of Tessera, Inc.’s revenue from PTI, prejudgment interest, costs and fees, and other relief deemed proper. Tessera, Inc. disagrees with the assertions made by PTI in the complaint regarding breach of contract, and believes the likelihood that Tessera, Inc. will be required to return already-paid royalties is remote.
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
On June 3, 2012, PTI filed an amended complaint against Tessera, Inc., adding claims for fraud and deceit, patent misuse, and a declaratory judgment interpreting PTI’s license agreement with Tessera, Inc. In addition to the damages sought by PTI’s original complaint, the amended complaint sought punitive damages for fraud, termination of the Tessera, Inc. license as of September 24, 2010, recovery of all royalties paid on wBGA products since September 24, 2010, and an order “enjoining Tessera, Inc. and directing that Tessera, Inc. may not proceed against any party,… under any Tessera Patent as defined by Exhibit A to the TCC License with all amendments, supplements, and additions through September 28, 2010 until Tessera has first paid PTI all of the royalties paid on wBGA products by PTI since September 24, 2010, presently estimated to be $40 million.” Tessera, Inc. filed a motion to dismiss PTI’s claim for patent misuse and to strike portions of PTI’s claim for fraud on June 19, 2012. On August 10, 2012, the Court granted in part and denied in part Tessera, Inc.’s motion, specifically dismissing the patent misuse claim and striking the fraud claim, and granting PTI leave to file an amended and supplemental complaint.
On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement between PTI and Tessera, Inc. as of June 30, 2012.
On August 24, 2012, PTI filed a third amended complaint. In addition to the claims and recovery alleged in its earlier complaints, the third amended complaint contained an amended fraud claim and an amended patent misuse claim. The new fraud claim sought damages at least in the amount of the royalty payments made to Tessera, Inc. after December 7, 2007, and punitive damages. The new patent misuse claim asked for declarations that Tessera had engaged in patent misuse, that the agreement is unenforceable against PTI until Tessera, Inc. has purged the patent misuse, and that the Tessera, Inc. patents are unenforceable against PTI until Tessera, Inc. has purged the patent misuse. Tessera, Inc. answered that complaint on September 10, 2012. Also on September 10, 2012, Tessera, Inc. filed counterclaims against PTI for breach of contract, breach of the implied covenant, fraud, negligent misrepresentation, declaratory judgment of indemnification, and declaratory judgment regarding PTI’s asserted termination of the agreement.
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
On September 20, 2012, the court heard arguments on PTI’s July 20, 2012 summary judgment motion and Tessera, Inc.’’s August 9, 2012 summary judgment motions and took the motions under submission. On October 2, 2012, the parties stipulated to the court’s taking the motions off calendar. On August 1, 2013, the court denied both parties’ summary judgment motions without prejudice to renew on the presently-set date for hearing summary judgment motions of December 12, 2013. On October 11, 2013, PTI filed a motion for summary judgment. Tessera, Inc. filed its opposition and cross-motion for summary judgment on November 1, 2013.
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

On February 6, 2013, the parties stipulated to Tessera, Inc.’s filing Amended Counterclaims adding claims for fraudulent transfer, intentional interference with prospective economic advantage and negligent interference with economic advantage, and seeking damages, punitive damages, to void the fraudulent transfer of PTI’s business to Macrotech Technology Inc. (“MTI”), to enjoin PTI from any such transfers in the future, and attorneys’ fees and costs. The parties further stipulated to PTI’s filing of a response to Tessera, Inc.’s counterclaims adding affirmative defenses of nonoccurrence of conditions precedent, unilateral contract, and mistake. On March 8, 2013, the Court gave Tessera, Inc. leave to file the Amended Counterclaims. On March 21, 2013, PTI filed an answer to the Amended Counterclaims.
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

On February 27, 2014, Tessera, Inc. announced a settlement with PTI, pursuant to which the parties agreed to stay the case. On April 22, 2014, the Court convened a hearing on certain tax issues concerning the settlement agreement. The Court took the matter under submission.
Tessera, Inc. v. UTAC (Taiwan) Corporation, Civil Action No. 5:10-04435-EJD (N.D. Cal.)
On September 30, 2010, Tessera, Inc. filed a complaint against UTAC (Taiwan) Corporation (“UTAC Taiwan”) in the U.S. District Court for the Northern District of California. Tessera, Inc.’s complaint names as defendant UTAC Taiwan and alleges causes of action for breach of contract, declaratory relief, and breach of the implied covenant of good faith and fair dealing. The complaint requests of the Court, among other things, a judicial determination and declaration that UTAC Taiwan remains contractually obligated to pay royalties to Tessera, Inc., an accounting and restitution in an amount to be determined at trial, and an award of damages in an amount to be determined at trial, plus interest on damages, costs, disbursements, attorneys’ fees, and such other and further relief as the Court may deem just and proper.
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
The Court issued its case management order on June 26, 2012, setting the schedule for the case. On January 3, 2013 the Court granted a stipulation by the parties to extend the case schedule. On February 13, 2013, the Court granted a stipulation by the parties further extending the case schedule. Both Tessera, Inc. and UTAC Taiwan filed cross motions for summary judgment on the issue of contract interpretation. The Court held a hearing on November 8, 2013 on Tessera, Inc. and UTAC Taiwan’s summary judgment motions and took both motions under submission. On April 1, 2014 the Court granted UTAC Taiwan’s summary judgment and denied Tessera, Inc.’s summary judgment motion on the issue of contract interpretation. The Court set May 9, 2014 for a case management conference to consider the schedule for the next phase of the lawsuit.
Tessera, Inc. v. Sony Electronics, Inc. et al., Civil Action No. 1:10-CV-838-RMD-KW (D. Del.)
On October 1, 2010, Tessera, Inc. filed a complaint against Sony Electronics, Inc., Sony Corporation, and Renesas Electronics Corporation (“Renesas”) in the U.S. District Court for the District of Delaware. On May 23, 2011, Tessera, Inc. filed an Amended Complaint. On October 28, 2011, Tessera, Inc. filed a Second Amended Complaint. On March 6, 2012, Tessera, Inc.

filed a Third Amended Complaint, adding allegations against Sony Mobile Communications AB and Sony Mobile Communications (USA) Inc.
Tessera, Inc.’s Third Amended Complaint alleged that Sony Electronics, Inc., Sony Corporation, Sony Mobile Communications AB and Sony Mobile Communications (USA) Inc. (collectively, “Sony”) and Renesas infringed and are currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent Nos. 6,885,106 (the “106 patent”) and 6,054,337 (the “337 patent”). The complaint requested of the Court, among other things, a judgment that the defendants willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent Nos. 6,885,106 and 6,054,337; an order that defendants, their affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, and contributory infringement of U.S. Patent Nos. 6,885,106 and 6,054,337; an order for an accounting; and an award of damages that result from the defendants’ infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper.
On June 17, 2011, Renesas filed an Answer and Counterclaims to Tessera, Inc.’s Amended Complaint; in its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,885,106 and 6,054,337, alleged invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337 and unenforceability of U.S. Patent No. 6,885,106, alleged that Tessera, Inc. is not entitled to any injunctive relief, and requested an award to Renesas of its attorneys’ fees and costs.
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
On March 19, 2012, Sony filed an Answer to Tessera, Inc.’s Third Amended Complaint and certain Sony parties filed Counterclaims; in its filing, Sony, among other things, denied infringement of U.S. Patent Nos. 6,885,106 and 6,054,337 and alleged invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337. Sony also alleged that Tessera, Inc.’s claims were precluded to the extent any allegedly infringing products are supplied directly or indirectly to Sony by an entity or entities having an express or implied license to the patents-in-suit, to the extent any allegedly infringing products are supplied, directly or indirectly, by Sony to an entity or entities having an express or implied license to the patents-in-suit, and/or to the extent Tessera, Inc.’s claims are otherwise precluded by the doctrine of patent exhaustion. Sony also requested an award of its attorneys’ fees and costs. On April 12, 2012, Tessera, Inc. filed an Answer to the Sony parties’ Counterclaims, denying that they are entitled to any relief on their Counterclaims.
On April 20, 2012, Renesas filed an Answer and Counterclaims to Tessera, Inc.’s Third Amended Complaint. In its filing, Renesas, among other things, denied infringement of U.S. Patent Nos. 6,885,106 and 6,054,337, alleged invalidity of U.S. Patent Nos. 6,885,106 and 6,054,337 under 35 U.S.C. §§ 102, 103, and 112, alleged invalidity of U.S. Patent No. 6,885,106 for improper double patenting, alleged unenforceability of U.S. Patent No. 6,885,106 due to inequitable conduct, alleged that Tessera, Inc. is not entitled to any injunctive relief, and requested an award to Renesas of its attorneys’ fees and costs. On May 14, 2012, Tessera, Inc. filed an Answer to Renesas’s Counterclaims, denying that Renesas is entitled to any relief on its Counterclaims.
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
On October 25, 2013, Tessera, Inc. reached a settlement with Sony. The terms of settlement are confidential, and were reduced to a final written agreement that was executed in December 2013. In January 2014, pursuant to a stipulation between Tessera, Inc. and Sony, the claims in this action against Sony were dismissed with prejudice. In March 2014, Tessera reached a settlement with Renesas. The terms of settlement are confidential. On March 24, 2014, pursuant to a stipulation between Tessera and Renesas, the claims in this action against Renesas were dismissed with prejudice.

Invensas Corporation v. Renesas Electronics Corporation, Civil Action No. 1:11-CV-00448-GMS-CJB (D. Del.)
On May 23, 2011, Invensas filed a complaint against Renesas in the U.S. District Court for the District of Delaware. Invensas’s complaint alleged that Renesas has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement, U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140. The complaint requested of the Court, among other things, a judgment that Renesas has willfully infringed, induced others to infringe, and/or committed acts of contributory infringement of one or more claims of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140; an order that Renesas, its affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, or contributory infringement of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140; an order for an accounting; and an award of damages that result from Renesas’s infringing acts, interest on damages, costs, expenses, attorneys’ fees and such other and further relief as the Court deems just and proper.
On October 28, 2011, Renesas filed an Answer and Counterclaims to Invensas’s Complaint. In its filing, Renesas, among other things, denies infringement of U.S. Patent Nos. 6,777,802, 6,825,554, 6,566,167, and 6,396,140, alleged invalidity of these same patents, alleged that Invensas is not entitled to any injunctive relief, alleged that Invensas’s claims for damages are limited or barred, alleged that the court lacks personal jurisdiction over Renesas, and sought an award to Renesas of attorneys’ fees and costs. On November 21, 2011, Invensas filed an Answer to Renesas’s Counterclaims.
On June 4, 2012, the Court issued a Case Management Order, setting various case deadlines. On April 24, 2013, the Court granted Invensas’s motion for leave to amend its complaint to name Renesas Electronics America Inc. as an additional defendant. On May 13, 2013, Renesas filed an Answer and Counterclaims, again seeking declaratory judgments of invalidity and non-infringement of the asserted patents, and seeking remedies including its costs and attorneys’ fees, and such additional relief as the Court may deem appropriate. The Court set an April 19, 2014 pretrial conference and May 12, 2014 trial date. On July 15, 2013 the Court issued an Order construing certain patent claim terms.
In March 2014, Invensas reached a settlement with Renesas. The terms of settlement are confidential. On March 26, 2014, pursuant to a stipulation between Invensas and Renesas, the action against Renesas was dismissed with prejudice. This matter has now concluded.
Reexamination Proceedings
On February 9, 2007 and February 15, 2007, SPIL filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893. On May 4, 2007, the PTO granted the requests for inter partes reexamination.
The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed by Tessera, Inc. on August 6, 2007. On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.’s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on July 13, 2010. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the U.S. Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.’s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and SPIL filed a Notice of Appeal on June 2, 2011. On November 15, 2011, the Examiner mailed an Examiner’s Answer maintaining all positions set forth in the Right of Appeal Notice issued on May 3, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012,

Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.’s December 21, 2012 petition on January 2, 2013. On January 28, 2013, the Patent Trial and Appeal Board denied Tessera Inc.’s December 21, 2012 petition and dismissed SPIL’s January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, reversing the Examiner’s favorable decision of patentability, by rejecting all of the claims subject to reexamination on a new ground. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.’s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera Inc. filed a response and request to reopen prosecution together with new evidence to address the new ground of rejection in the Board’s December 21, 2012 Decision on Appeal. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.’s February 21 response and request to reopen prosecution. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,433,419, indicating that it will make no further comment or otherwise participate in the proceeding and also that it does not object to Tessera, Inc. having substantive ex parte communication with the Patent Office for the remainder of the proceeding. On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the examiner for consideration of Tessera Inc.’s response filed February 21, 2013. The order entered certain new evidence submitted by Tessera Inc. in said response and dismissed SPIL’s March 21, 2013 comments as moot in view of SPIL’s withdrawal. On September 25, 2013, the Examiner issued a determination in which the Examiner recommended that the Patent Trial and Appeal Board maintain the new grounds of rejection in the Board’s December 21, 2012 Decision on Appeal. On October 25, 2013, Tessera, Inc. submitted comments in response to the Examiner’s determination, after which the proceeding will be returned to the Patent Trial and Appeal Board for reconsideration. Also, on October 25, 2013, Tessera, Inc. requested an oral hearing before the Patent Trial and Appeal Board. U.S. Patent No. 6,433,419 expired on September 24, 2010, but the inter partes reexamination will continue after expiration.
The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007. On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On June 9, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. A Right of Appeal Notice was issued on June 22, 2009. Tessera, Inc. filed a Notice of Appeal on July 22, 2009. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera, Inc. filed a Notice of Appeal on March 3, 2011, and SPIL filed a Notice of Cross Appeal on March 7, 2011. On August 22, 2011, the examiner mailed an examiner’s answer maintaining all positions set forth in the Right of Appeal Notice issued on February 18, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.’s December 21, 2012 petition on January 2, 2013. On January 28, 2013 the Patent Trial and Appeal Board denied Tessera Inc.’s December 21, 2012 petition and dismissed SPIL’s January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, affirming the Examiner’s previous holding of unpatentability as to some claims, reversing the Examiner’s favorable decision of patentability as to other claims by rejecting those claims on new grounds of rejection, and affirming the Examiner’s favorable decision of patentability as to still other claims. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.’s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera Inc. filed a request to reopen prosecution together with new evidence to address the new grounds of rejection in the Board’s December 21, 2012 Decision on Appeal. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.’s February 21 request to reopen prosecution. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,465,893, indicating that it will make no further comment or otherwise participate in the proceeding and also that it does not object to Tessera, Inc. having substantive ex parte communication with the Patent Office for the remainder of the proceeding. On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the examiner for consideration of Tessera Inc.’s request filed February 21, 2013. The order entered certain new evidence submitted by Tessera Inc. in said request and dismissed SPIL’s March 21, 2013 comments as moot in view of SPIL’s withdrawal. On July 17, 2013, the Examiner issued a determination in which the Examiner recommended that the Patent Trial and Appeal Board maintain certain of the new grounds of rejection in the board’s December 21, 2012 Decision on Appeal as to certain claims, and recommended that the board withdraw other new grounds of rejection as to certain claims. On August 16, 2013, Tessera, Inc. submitted comments in response to the Examiner’s determination, after which the proceeding will be returned to the Patent Trial and Appeal Board for reconsideration. On August 19, 2013, Tessera, Inc. requested an oral hearing before the Patent Trial and Appeal Board. U.S. Patent No. 6,465,893 expired on September 24, 2010, but the inter partes reexamination will continue after expiration.

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
European Oppositions
On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera, Inc.’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera, Inc. filed a Notice of Appeal on August 24, 2009. On September 17, 2013, the EPO Board of Appeals issued a “Summons to attend oral proceedings” which states “preliminary” opinions which expresses the Board’s view that the principal reason for revocation of EP672 Patent set forth by the Opposition Division is incorrect. On December 20, 2013, Tessera, Inc. filed a response to the Summons to Oral Proceedings. On December 30, 2013, the opponent filed a response to the Summons to Oral Proceedings. An oral hearing before the EPO Board of Appeals was held on January 30, 2014. On March 7, 2014, the EPO Board of Appeals issued a formal decision in Tessera, Inc.'s favor that both reversed the decision of the Opposition Division (which revoked the EP672 Patent) and remanded the case for further proceedings before the Opposition Division on other reasons for opposition, asserted by the opponent. On September 24, 2011, the EP672 Patent expired, but remains as now-expired but unrevoked patent. The appeal continues.
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
On April 9, 2013, Amkor Technologies, Inc. filed a petition for inter partes review of Tessera, Inc.’s U.S. Patent No. 6,046,076 (IPR2013-00242). On July 12, 2013, Tessera, Inc. filed a patent owner preliminary response. On October 11, 2013 the Patent Trial and Appeal Board instituted a trial for claims 1-8, 10-13, 18, 19, 24, and 25 on a single ground of unpatentability for each claim. On October 23, 2013, Tessera, Inc. filed a Request for Rehearing directed to Amkor’s lack of standing to bring the IPR. On October 25, 2013 Amkor filed a Request for Reconsideration of Non-Instituted Grounds. On November 5, 2013, Tessera, Inc. filed a motion to terminate; and on November 12, 2013, Amkor filed its opposition to Tessera, Inc.’s motion to terminate. On December 26, 2013, Tessera, Inc. filed its Patent Owner’s Response. On January 10, 2014, the Board denied both Tessera, Inc.’s motion for rehearing and Amkor’s motion for reconsideration. On January 31, 2014, the Board denied Tessera, Inc.’s motion to terminate due to Amkor’s lack of standing. On March 15, 2014, Amkor filed its reply to Tessera’s Patent Owner’s Response. On March 31, 2014, Tessera filed a motion to strike portions of Amkor’s reply and accompanying expert declaration. On April 11, 2014, Tessera, Inc. filed a Terminal Disclaimer in the patent file of U.S. Patent No. 6,046,076 dedicating the remaining term of that to the public. However, the inter partes review for this patent will continue. Oral argument is currently scheduled for May 2014.
The patents that are subject to the above-described reexamination, opposition and inter partes review proceedings include some of the key patents in Tessera, Inc.’s portfolio, and claims that are treated in the current official actions are being asserted in certain of Tessera, Inc.’s various litigations. The Company cannot predict the outcome of these proceedings. An adverse decision could also significantly affect Tessera, Inc.’s ongoing litigations, as described herein, in which patents are being asserted, which in turn could significantly harm the Company’s business and consolidated financial position, results of operations and cash flows.
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

On April 16, 2013, the Tribunal issued an Order laying out a schedule for the exchange of additional discovery and the preparation of a joint expert report in order to finalize the award of damages consistent with Partial Awards issued on July 5, 2012 and February 20, 2013. On September 26, 2013, the Tribunal heard oral arguments concerning disputes over the damages amount. On October 7, 2013, the Tribunal issued an interim order, ordering Amkor to provide additional discovery. The Tribunal also ordered a supplemental joint expert report and further briefing, which was completed on December 30, 2013. On January 30, 2014 the Tribunal issued an order making certain findings and requesting the provision of further damages information to the Tribunal. On April 16, 2014, the tribunal submitted for review an award to the International Chamber of Commerce, concerning amounts that Amkor may owe. Tessera, Inc. believes the award may issue in the second or third quarters of 2014, but cannot predict the precise timing or amount of the damages award(s) that may result.

Expert discovery is proceeding on Tessera, Inc.’s claims for royalties against certain Amkor packages based on certain additional patents Tessera, Inc. has asserted against Amkor. On January 25, 2013 the Tribunal denied Amkor’s motion for partial Summary Judgment seeking to exclude certain packages as not covered by the license agreement. On June 4, 2013, the Tribunal issued a claim construction ruling on the additional patents. A hearing on these additional patents is tentatively scheduled for June 23-27, 2014.
On April 9, 2013, Amkor filed a request for inter partes review of U.S. Patent No. 6,046,076, one of the patents on which the Tribunal awarded damages as part of the July 5, 2012 Partial Award. Further information regarding this inter partes review proceeding is provided above.
Amkor Technology, Inc. v. Tessera, Inc., Civil Action No. CPF-13-512796 (S.F. Superior Ct.); A139596 (1st District of California Court of Appeals, Third Division))
On February 27, 2013, Amkor filed a petition in San Francisco Superior Court to correct the July 5, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., ICC Case No.16531/VRO, to remove the grant of damages from February 2011 to July 2012, or in the alternative to vacate the award. On March 8, 2013, Amkor filed a motion to Correct An Arbitration Award in the San Francisco Superior Court that substantially repeated the request for relief in its Petition. Amkor’s Motion to Correct was heard, and orally denied, on June 14, 2013. The Court issued a signed order denying Amkor’s Motion to Correct on June 25, 2013. Amkor filed a notice of appeal on August 26, 2013. Amkor filed its appeal brief on January 21, 2014. Tessera, Inc. filed its Respondent’s brief on April 23, 2014.
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
On April 25, 2013, the parties and Panel jointly requested a stay of these proceedings until the earlier of June 30, 2014 or the final resolution of ICC Case No. 16531/VRO. On April 30, 2013, the ICC advised the parties that (unless otherwise advised by May 3, 2013) the matter would remain in abeyance for the period requested. On May 28, 2013, the ICC informed the parties that it had extended the time limit for establishing the terms of reference until July 31, 2014.
Tessera, Inc. v. Amkor Technology, Inc., Civil Action No. 1:12-cv-00852-SLR (D. Del.)
On July 6, 2012, Tessera, Inc. filed a complaint against Amkor Technology, Inc. in the U.S. District Court for the District of Delaware. Tessera, Inc.’s complaint alleges that Amkor has infringed and is currently infringing, including by directly infringing, contributorily infringing and/or inducing infringement of, U.S. Patent No. 6,046,076. The complaint requests of the Court, among other things, a judgment that Amkor has infringed or will infringe, induce others to infringe, and/or commit acts of contributory infringement of one or more claims of U.S. Patent No. 6,046,076; an order that Amkor, its affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, or contributory infringement of the U.S. Patent No. 6,046,076; an order that the infringement be adjudged willful and that the damages be increased under 35 U.S.C § 284 to three times the amount found or measured; an order for an accounting; and an award of damages that result from Amkor’s infringing acts, interest on damages, attorneys’ fees and such other and further relief as the Court deems just and proper.
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
On April 29, 2013 Tessera, Inc. filed a reply to Amkor’s counterclaims and an additional counterclaim against Amkor regarding infringement of U.S. Patent No. 6,046,076. Tessera, Inc. interposed affirmative defenses, including but not limited to, arbitration and award, res judicata and issue preclusion, failure to state a claim, validity and infringement, and equitable relief.

On May 23, 2013, Amkor filed an answer to Tessera, Inc.’s counterclaim in reply, seeking to dismiss Tessera, Inc.’s counterclaim in reply. Amkor also asserted affirmative defenses, including but not limited to, non-infringement, invalidity, estoppel, license, patent exhaustion, failure to mark, laches, equitable estoppel, failure to state a claim, and no irreparable harm.

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
Our revenues are concentrated in a few customers and if we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially.
We earn a significant amount of our revenues from a limited number of customers. For the three months ended March 31, 2014, there were two customers that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially. For example, our license agreement with Micron Technology, Inc., accounted for 10% or more of revenue for the year ended December 31, 2012, expired in May 2012. This expiration caused a substantial adverse impact to our royalty revenue as compared to periods prior to such expiration. If we are unable to replace the revenue from an expiring license such as Micron Technology with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration.
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
These existing and any future legal actions may harm our business, and may hinder our ability to independently optimize each of them. For example, legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our intellectual property by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Moreover, the timing and results of any of our legal proceedings are not predictable and may vary in any individual proceeding.
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
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our revenue base. For example, our license agreement with Micron Technology, Inc. expired in May 2012. Micron Technology, Inc. accounted for 10% or more of revenue for the year ended December 31, 2012. This expiration caused a substantial adverse impact to our royalty revenue as compared to periods prior to such expiration. If we are unable to replace the revenue from an expiring license such as Micron Technology with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration.
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
The long-term success of our business is dependent on a royalty-based business model, which is inherently risky.
The long-term success of our business is dependent on future royalties paid to us by licensees. Royalty payments under our licenses are primarily based upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology. We also have royalty arrangements in which royalties are paid based on a percent of net sales, a rate per package, or a per unit sold basis. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees' compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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
We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including advanced semiconductor packaging. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated. For example, in January 2014 we announced that we were ceasing all manufacturing efforts for our MEMS-based autofocus technologies. In conjunction with this decision, we are undertaking a workforce reduction of over 300 employees and are in the process of closing our facilities in Arcadia, California, Rochester, New York, and in Taiwan and Japan. We incurred approximately $49.0 million and $5.2 million in impairment and other charges in the fourth quarter of 2013 and the first quarter of 2014, respectively, related to certain assets which were impaired or written off entirely.
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

For our embedded image processing technologies such as Face Detection and our other FaceTools products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. Our MEMS-based autofocus technology enables high-precision control of a moving lens for autofocus functionality with a small form factor. This technology competes with autofocus technologies including traditional lens-motion-type autofocus, emerging lens-modification-type autofocus, solutions using voice coil motor technology, and also other computational-type autofocus solutions and other solutions and technologies provided by companies such as DxO Labs. Our competitors in the lens actuator field include VCM manufacturers such as Mitsumi Electric Co., Ltd, Shikoh, and TDK Corporation. We also expect to see other competing technologies emerge.
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
We also attempt to expand our licensable technology portfolio and technical expertise by further developing and acquiring new technologies or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technology and intellectual property to others. However, we may not be able to acquire or obtain rights to licensable technology and intellectual property in a timely manner or upon commercially reasonable terms. Even if we do acquire such rights, some of the technologies we invest in may be commercially unproven and may not be adopted or accepted by the industry. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future needs of the semiconductor, consumer and communication electronics, and consumer imaging industries. Our failure to acquire new technologies that are commercially viable in the semiconductor, consumer and communication electronics, and consumer imaging industries could significantly harm our business, financial position, results of operations and cash flows.
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
In August 2007, we authorized a plan to repurchase up to a maximum total of $100.0 million of the Company's outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. As of March 31, 2014, the total amount available for repurchase was $96.5 million. Additionally, in April 2013, we announced a plan to repurchase outstanding shares of our common stock, on an opportunistic basis, in an amount equal to 20-30% of Episodic Gain. Therefore, the amount of repurchases under our stock repurchase program will vary, in part, based on the amount of Episodic Gain we achieve. During 2013, we repurchased 1,500,254 shares for an aggregate amount of $28.8 million. In the first quarter of 2014, we repurchased 727,000 shares for an aggregate amount of $14.2 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. Furthermore, there can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases.
The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At March 31, 2014, we held approximately $74.3 million in cash and cash equivalents and $304.7 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The European fiscal crises and the U.S. "fiscal cliff" and government sequester have sometimes impacted market conditions for government debt securities. Additionally, changes in monetary policy by the

Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause an increase in prevailing interest rates and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way in which we conduct business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 2 - “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements.
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

We may not be able to consummate our transaction with O-Film, or the consummation of such transaction may be delayed, which would adversely affect our financial condition and results of operations.

In April 2014, we entered into a definitive agreement with O-Film whereby O-Film has agreed to pay us $50.0 million, consisting of a $20.5 million prepaid royalty and support fee for a non-exclusive license to specific FotoNation product features, $7.5 million for a non-exclusive license for core MEMS auto-focus and other related intellectual property and $22.0 million for certain manufacturing equipment and supplies and certain non-core patents and patent applications (including patents and patent applications for Wafer Level Optics, Micro Optics and camera module technology), in each case, at the closing of the transaction. Although the Company expects the closing of the transaction to be completed by October 2014, it is subject to customary closing conditions. These closing conditions include regulatory approvals or filings by relevant outbound investment authorities in China, including the local offices of the Ministry of Commerce, the Taiwan Affairs Office and the National Development and Reform Commission, as well as approvals by authorities in Taiwan, including approval by the Investment Commission Ministry of Economic Affairs of Taiwan. These government approvals may not be obtained or other closing conditions may not be satisfied, in which case the transaction may not be consummated or may be delayed. The transaction may also be subject to review by the Committee on Foreign Investment in the United States, which could determine to block the transaction or require divestment of certain assets included in the transaction. If the transaction is not consummated, our results of operations and financial condition will be adversely affected, and we will need to seek alternative avenues for the sale of the associated assets and the monetization of the associated patents and patent applications, which we may be unable to do on favorable terms, if at all. If the failure to consummate the transaction is a result of our material breach of contract or as a result of proceedings of a United States governmental authority, we may be required to return the $5.0 million deposit O-Film paid to us in connection with the signing of the letter of intent for the transaction, which deposit is otherwise non-refundable. If the transaction is delayed, we may incur additional expenses associated with maintaining the assets and associated facilities that we currently do not expect to incur.

Certain of the assets to be sold to O-Film are subject to export control restrictions in the United States, and approvals by United States government agencies may be required to transfer such assets of O-Film. If such required approvals are not obtained, the associated assets would be excluded from the transaction, which would reduce the amount of consideration to be received from O-Film and require us to seek alternative transactions with respect to such excluded assets. If we are unable to consummate such alternative transactions on favorable terms, our results of operations and financial condition would be adversely affected.

We are in the process of implementing a restructuring to cease our remaining manufacturing operations. The restructuring may take longer than we anticipate or require us to incur a greater amount of charges than we currently estimate.
In January 2014, we announced a restructuring to cease our remaining manufacturing operations. In connection with the restructuring, we are undertaking a related workforce reduction of over 300 employees primarily in Taiwan, the United States, and Japan, and we are in the process of closing our facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. We undertook these actions to reduce operating costs in conjunction with the decision to no longer pursue a strategy of manufacturing and selling mems|cam products, but instead to focus on our core intellectual property business, including our Fotonation image enhancement business and monetizing the intellectual property portfolio and technology of DigitalOptics Corporation, through a sale, licensing or other means. Although we expect the restructuring, workforce reduction and facility closures to be completed during the second quarter of 2014, the restructuring may take longer than anticipated, which could cause disruption to our business activities, diminish anticipated savings and/or result in increased restructuring costs, which would adversely affect our operating results and financial condition. We incurred approximately $49.0 million in the fourth quarter of 2013 and $5.2 million in the first quarter of 2014 in connection with this restructuring. The restructuring could result in additional charges that exceed these estimates, which could adversely affect our operating results and financial condition.
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
From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. For example, in 2011, we announced that we were exploring a possible separation of our DigitalOptics business from the parent corporation; in November 2012, we announced the planned closure of our facility located in Israel; in March 2013, we announced the planned closure of our leased manufacturing facility in Zhuhai, China; in April 2013, we announced that we were exploring a sale or other strategic alternatives for our DigitalOptics business; in August 2013, we announced the sale of a significant portion of the assets of the DigitalOptics manufacturing facility based in Charlotte, North Carolina; and in January 2014, we announced a restructuring to cease our remaining manufacturing operations, and announced that we were undertaking a workforce reduction and facility closures in connection with the restructuring. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations and cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers, changes in our workforce and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers or former employees. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that a restructuring, disposal or discontinuance will result in future profitability. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
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

*
These acquisitions could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, these acquisitions could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred. We may also be required to recognize impairment charges of acquired assets or goodwill, and if we decide to restructure acquired businesses, we may incur other restructuring charges. For example, in June 2012, we acquired a manufacturing operation in Zhuhai, China and, subsequently, this facility was closed in the third quarter of 2013. In January 2014, we announced a restructuring of our DigitalOptics business to cease its remaining manufacturing operations, in connection with which we incurred approximately $49.0 million in restructuring and impairment charges in the fourth quarter of 2013 and $5.2 million in the first quarter of 2014.

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
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to periodically review our goodwill, amortizable intangible assets (such as our patent portfolio), and equity investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or equity investments may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. In the first quarter of 2013, we recorded an impairment of goodwill of $6.7 million when we revised our business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made our leased manufacturing facility in Zhuhai, China unnecessary and the goodwill tied to the facility became impaired. We also recorded an $8.7 million charge due to the abandonment of existing patents and technology, which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them. In the fourth quarter of 2013, we recorded an impairment of intangible assets of approximately $7.0 million in connection with the restructuring that we announced in January 2014. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.
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
(c) Stock Repurchases

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Share in thousands)
2014
January	384	$19.01	384
February	229	19.21	229
March	113	22.07	113
Total	726	$19.60	726	$96.5 million

(a) In August 2007, the Board authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. No expiration date has been specified for this plan. All repurchases in the three months ended March 31, 2014 were made under this plan

Item 3. Defaults Upon Senior Securities
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

10.1
Employment Letter, dated December 19, 2013, by and between the Registrant and Robert Andersen (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.2
Severance Agreement, dated January 2, 2014, by and between the Registrant and Robert Andersen (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.3
Change in Control Severance Agreement, dated January 2, 2014, by and between the Registrant and Robert Andersen (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.4	Fifth Amended and Restated 2003 Equity Incentive Plan, as amended March 12, 2014

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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
Dated: May 6, 2014

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

10.1
Employment Letter, dated December 19, 2013, by and between the Registrant and Robert Andersen (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.2
Severance Agreement, dated January 2, 2014, by and between the Registrant and Robert Andersen (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.3
Change in Control Severance Agreement, dated January 2, 2014, by and between the Registrant and Robert Andersen (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.4	Fifth Amended and Restated 2003 Equity Incentive Plan, as amended March 12, 2014

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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