Form 10-Q
period 2014-06-30
TESSERA TECHNOLOGIES INC
filed 2014-08-05
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of July 25, 2014 was 52,489,712.

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2014

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,638	$73,722
Short-term investments	297,605	285,865
Accounts receivable	2,472	3,138
Short-term deferred tax assets	—	56
Current assets of discontinued operations	12,517	7,029
Other current assets	18,779	22,501
Total current assets	363,011	392,311
Property and equipment, net	4,652	9,481
Intangible assets, net	78,719	81,202
Long-term deferred tax assets	—	904
Other assets	291	855
Long-term assets of discontinued operations	395	—
Total assets	$447,068	$484,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$800	$3,209
Accrued legal fees	13,116	10,189
Accrued liabilities	13,616	23,535
Deferred revenue	1,121	1,149
Current liabilities of discontinued operations	11,297	407
Total current liabilities	39,950	38,489
Long-term deferred tax liabilities	520	520
Other long-term liabilities	2,207	5,110
Long-term liabilities of discontinued operations	197	197
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 56,683 and 55,617 shares issued, respectively, and 52,379 and 53,442 shares outstanding, respectively	57	55
Additional paid-in capital	552,989	530,762
Treasury stock at cost; 4,304 and 2,175 shares of common stock at each period end, respectively	(85,252)	(39,918)
Accumulated other comprehensive income	92	133
Retained deficit	(63,692)	(50,595)
Total stockholders’ equity	404,194	440,437
Total liabilities and stockholders’ equity	$447,068	$484,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Royalty and license fees	$37,213	$46,593	$125,549	$75,217
Total revenues	37,213	46,593	125,549	75,217
Operating expenses:
Cost of revenues	449	889	1,046	1,791
Research, development and other related costs	10,107	7,866	18,754	16,292
Selling, general and administrative	14,995	22,603	30,316	44,716
Litigation expense	10,214	17,376	17,165	31,413
Restructuring, impairment of long-lived assets and other charges	488	2,531	1,527	3,342
Total operating expenses	36,253	51,265	68,808	97,554
Operating income (loss)	960	(4,672)	56,741	(22,337)
Other income and expense, net	432	298	762	762
Income (loss) before taxes from continuing operations	1,392	(4,374)	57,503	(21,575)
Provision for (benefit from) income taxes	(1,124)	(1,872)	21,562	(7,792)
Income (loss) from continuing operations	2,516	(2,502)	35,941	(13,783)
Income (loss) from discontinued operations, net of tax	1,255	(13,312)	(11,272)	(46,654)
Net income (loss)	$3,771	$(15,814)	$24,669	$(60,437)
Income (loss) per share:
Income (loss) from continuing operations:
Basic	$0.05	$(0.05)	$0.68	$(0.26)
Diluted	$0.05	$(0.05)	$0.67	$(0.26)
Income (loss) from discontinued operations:
Basic	$0.02	$(0.25)	$(0.21)	$(0.88)
Diluted	$0.02	$(0.25)	$(0.21)	$(0.88)
Net income (loss):
Basic	$0.07	$(0.30)	$0.47	$(1.14)
Diluted	$0.07	$(0.30)	$0.46	$(1.14)
Cash dividends declared per share	$0.62	$0.40	$0.72	$0.50
Weighted average number of shares used in per share calculations-basic	52,812	53,157	53,016	52,789
Weighted average number of shares used in per share calculations-diluted	53,397	53,157	53,610	52,789
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss)	$3,771	$(15,814)	$24,669	$(60,437)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities, net of tax	42	(254)	(41)	(226)
Other comprehensive income (loss)	42	(254)	(41)	(226)
Comprehensive income (loss)	$3,813	$(16,068)	$24,628	$(60,663)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$24,669	$(60,437)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment	1,011	9,187
Amortization of intangible assets	9,174	11,836
Stock-based compensation expense	6,415	7,672
Loss (gain) on disposal of property and equipment and other assets, net	135	(434)
Impairment of goodwill	—	6,664
Non-cash restructuring, impairment of long-lived assets and other charges	820	17,197
Deferred income tax and other, net	(1,944)	(38,743)
Amortization of discount on investments and other	—	43
Patents received through settlement agreements	(1,591)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(249)	8,094
Inventories	—	766
Other assets	3,324	2,140
Accounts payable	(2,123)	(4,468)
Accrued legal fees	3,220	(95)
Accrued and other liabilities	393	(2,148)
Deferred revenue	(28)	(256)
Net cash from operating activities	43,226	(42,982)
Cash flows from investing activities:
Purchases of property and equipment	(1,143)	(14,090)
Proceeds from sale of property and equipment and other assets	—	3,636
Purchases of short-term available-for-sale investments	(134,068)	(108,620)
Proceeds from maturities and sales of short-term and long-term investments	122,287	142,913
Purchases of intangible assets	(5,100)	(2,250)
Net cash from investing activities	(18,024)	21,589
Cash flows from financing activities:
Dividend paid	(37,766)	(26,663)
Proceeds from exercise of stock options	14,711	19,206
Proceeds from employee stock purchase program	1,103	2,030
Repurchase of common stock	(45,334)	(212)
Net cash from financing activities	(67,286)	(5,639)
Net decrease in cash and cash equivalents	(42,084)	(27,032)
Cash and cash equivalents at beginning of period	73,722	103,802
Cash and cash equivalents at end of period	$31,638	$76,770

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
The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2014 and 2013, and for the three and six months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2013 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 3, 2014 (the “Form 10-K”).
The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2014 or any future period and the Company makes no representations related thereto.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2014, as compared to the significant accounting policies described in the Form 10-K.
Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward or a tax credit carry forward exists. Under the ASU, the Company’s unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward or a tax credit carry forward. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company's financial statements.
Recent Accounting Pronouncements
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s unaudited condensed consolidated financial statements and disclosures.
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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Prepaid income taxes	$14,862	$14,817
Interest receivable	1,869	2,311
Other	2,048	5,373
	$18,779	$22,501

Property and equipment, net consisted of the following (in thousands):

	June 30, 2014 (1)	December 31, 2013 (1)
Furniture and office equipment	$19,780	$21,288
Production equipment	—	2,527
Land, buildings and leasehold improvements	4,151	4,151
	23,931	27,966
Less: Accumulated depreciation and amortization	(19,279)	(18,485)
	$4,652	$9,481
(1) The cost and accumulated depreciation and amortization of these assets have been reduced by the amount of impairment taken on these assets. See Note 14 - "Restructuring, Impairment of Long-lived Assets and Other Charges" for additional details.
Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Employee compensation and benefits	$7,942	$7,460
Income taxes payable	3,759	—
Purchase obligations (2)	—	9,800
Other (3)	1,915	6,275
	$13,616	$23,535

(2) Purchase obligations related to inventory and equipment. See Note 14 - "Restructuring, Impairment of Long-lived Assets and Other Charges" for additional details.
(3) Accrued liabilities relating to the Company's operations in Charlotte, North Carolina, Zhuhai, China and the mems|cam manufacturing operations are included in current liabilities of discontinued operations. See Note 5 – "Discontinued Operations," for additional details.

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Unrecognized tax benefits	$2,207	$5,110
	$2,207	$5,110
Accumulated other comprehensive income consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Unrealized gains and losses on available-for-sale securities, net of tax	$92	$133
	$92	$133
NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$195,744	$112	$(116)	$195,740
Municipal bonds and notes	66,258	67	—	66,325
Commercial paper	18,487	5	—	18,492
Treasury and agency notes and bills	24,525	24	—	24,549
Money market funds	6,975	—	—	6,975
Total available-for-sale securities	$311,989	$208	$(116)	$312,081
Reported in:
Cash and cash equivalents				$14,476
Short-term investments				297,605
Total marketable securities				$312,081

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$131,374	$75	$(31)	$131,418
Municipal bonds and notes	109,879	74	(3)	109,950
Treasury and agency notes and bills	28,038	17	(2)	28,053
Commercial paper	21,216	4	(1)	21,219
Money market funds	13,198	—	—	13,198
Total available-for-sale securities	$303,705	$170	$(37)	$303,838
Reported in:
Cash and cash equivalents				$17,973
Short-term investments				285,865
Total marketable securities				$303,838
At June 30, 2014 and December 31, 2013, the Company had $329.2 million and $359.6 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $17.1 million and $55.8 million at June 30, 2014 and December 31, 2013, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three and six months ended June 30, 2014 and 2013.
Unrealized gains (net of unrealized losses) of $0.1 million, net of tax, as of June 30, 2014, were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of June 30, 2014 because the Company has the ability to hold these investments to allow for recovery, and does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and six months ended June 30, 2014 and 2013, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at June 30, 2014 and December 31, 2013, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

June 30, 2014	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$90,044	$(116)	$—	$—	$90,044	$(116)
Municipal bonds and notes	—	—	—	—	—	—
Commercial paper	—	—	—	—	—	—
Total	$90,044	$(116)	$—	$—	$90,044	$(116)

December 31, 2013	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$9,151	$(31)	$—	$—	$9,151	$(31)
Municipal bonds and notes	5,495	(3)	—	—	5,495	(3)
Commercial paper	66,379	(3)	—	—	66,379	(3)
Total	$81,025	$(37)	$—	$—	$81,025	$(37)

The estimated fair value of marketable securities by contractual maturity at June 30, 2014 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$223,488
Due in one to two years	88,593
Total	$312,081
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

•
In the third quarter of 2013, the Company continued to restructure its DigitalOptics business through the sale of its Micro-Optics business based in Charlotte, North Carolina. Originally purchased in 2006, this business focused on diffractive optical elements, refractive optical elements, and integrated micro-optic sub-assemblies. The Company determined these offerings were no longer part of its long-term strategy for the DigitalOptics business. As a result, in August 2013, the Company sold all of the related assets of the Micro-Optics business. The Company retained ownership of the related land and building and certain fabrication assets for this facility, which are being leased to the buyer of the other assets. However, these retained assets are in process of being sold and are classified as assets held for sale.

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
The results from discontinued operations were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
Revenues:
Product and service revenues	$32		$2,684		$32		$5,184
Total revenues	32		2,684		32		5,184
Operating expenses:
Cost of revenues	2		3,417		21		10,457
Research, development and other related costs	442		14,556		5,554		32,079
Selling, general and administrative	142		3,764		2,379		6,945
Restructuring, impairment of long-lived assets and other charges	419	(1)	3,960	(2)	4,535	(1)	18,904	(2)
Impairment of goodwill	—		—		—		6,664	(3)
Total operating expenses	1,005		25,697		12,489		75,049
Operating loss before taxes	(973)		(23,013)		(12,457)		(69,865)
Other income and expense, net	307		188		487		60
Benefit from income taxes	(1,921)		(9,513)		(698)		(23,151)
Net income (loss) from discontinued operations	$1,255		$(13,312)		$(11,272)		$(46,654)

(1) As noted above, in January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these actions, the Company incurred severance and accelerated lease obligations and other charges. See Note 14 for additional information.

(2) As part of the restructuring of its DigitalOptics business, the Company incurred $5.2 million in workforce and corporate overhead reductions and $13.7 million impairment of long-lived assets, which included an $8.7 million charge due to the abandonment of patents and technology which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them.

(3) See Note 7 – "Goodwill and Identified Intangible Assets."

The current assets and current liabilities of discontinued operations were as follows (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable and other assets, net	$927	$29
Property and equipment, net (1)	11,318	7,000
Other	272	—
Total current assets of discontinued operations	$12,517	$7,029

Long-term assets of discontinued operations	$395	$—
Accounts payable	286	—
Accrued legal fees	292	—
Accrued liabilities (2)	10,719	407
Total current liabilities of discontinued operations	$11,297	$407

Long-term liabilities of discontinued operations	$197	$197

(1) The increases in the June 30, 2014 balances from the December 31, 2013 balances are related to the cessation of all mems|cam manufacturing operations with the assets of that operation being included in discontinued operations as of June 30,

2014, whereas they were included in continuing operations as of December 31, 2013. These assets are classified as held for sale.

(2) The increase in the June 30, 2014 balances from the December 31, 2013 balances is related to the cessation of all mems|cam manufacturing operations with the liabilities of those operations being included in discontinued operations as of June 30, 2014, whereas they were included in continuing operations as of December 31, 2013. At June 30, 2014, this amount is primarily related to lease obligations, purchase commitments and employee severance.

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of June 30, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$6,976	$6,976	$—	$—
Corporate bonds and notes (2)	195,740	—	195,740	—
Municipal bonds and notes (2)	66,325	—	66,325	—
Treasury and agency notes and bills (2)	24,549	—	24,549	—
Commercial paper (3)	18,491	—	18,491	—
Total Assets	$312,081	$6,976	$305,105	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at June 30, 2014:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$13,198	$13,198	$—	$—
Corporate bonds and notes (2)	131,418	—	131,418	—
Municipal bonds and notes (2)	109,950	—	109,950	—
Treasury and agency notes and bills (2)	28,053	—	28,053	—
Commercial paper (3)	21,219	—	21,219	—
Total Assets	$303,838	$13,198	$290,640	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2013:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Assets included in discontinued operations and held for sale		Other
Balance at December 31, 2013	$9,720	(1)	$—
Asset additions	1,598	(1)	—
Assets received	—		1,511	(2)
Balance at June 30, 2014	$11,318		$1,511

(1) These assets are categorized as level 3 assets as a result of the sale of our Micro-Optics business located in Charlotte, North Carolina, which was completed in August 2013 and as a result of the cessation of our mems|cam manufacturing activities. See Note 5 - "Discontinued Operations" for more information. These assets are carried at market value as determined by specific third party quotes.

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
Identified intangible assets consisted of the following (in thousands):

		June 30, 2014			December 31, 2013
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$128,652	$(53,622)	$75,030	$121,962	$(45,551)	$76,411
Existing technology	5-10	18,700	(17,553)	1,147	18,700	(16,939)	1,761
Customer contracts	3-9	8,600	(6,092)	2,508	8,600	(5,614)	2,986
Trade name	4-10	520	(486)	34	520	(476)	44
		$156,472	$(77,753)	$78,719	$149,782	$(68,580)	$81,202
Amortization expense for the three months ended June 30, 2014 and 2013 amounted to $4.6 million and $5.4 million, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 amounted to $9.2 million and $11.8 million, respectively.
As of June 30, 2014, the estimated future amortization expense of intangible assets is as follows (in thousands):

2014 (remaining 6 months)	$9,198
2015	17,820
2016	16,970
2017	14,695
2018	12,947
Thereafter	7,089
$78,719

NOTE 8 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of June 30, 2014 and December 31, 2013.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Denominator:
Weighted average common shares outstanding	52,896	53,238	53,106	52,865
Less: Unvested common shares subject to repurchase	(84)	(81)	(90)	(76)
Total common shares-basic	52,812	53,157	53,016	52,789
Effect of dilutive securities:
Stock awards	268	—	306	—
Restricted stock awards and units	317	—	288	—
Total common shares-diluted	53,397	53,157	53,610	52,789

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
For the three and six months ended June 30, 2014, in the calculation of net income per share, 2.0 million and 2.2 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share as they were anti-dilutive.
For the three and six months ended June 30, 2013, in the calculation of net loss per share, all 2.6 million and 3.5 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share as they were anti-dilutive.

NOTE 9 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. As of June 30, 2014, the Company had repurchased a total of approximately 4,273,000 shares of common stock, since inception of the plan, at an average price of $19.79 per share for a total cost of $84.6 million. As of December 31, 2013, the Company had repurchased a total of approximately 2,145,000 shares of common stock, since inception of the plan, at an average price of $18.32 per share for a total cost of $39.3 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2014, the total amount available for repurchase was $65.4 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and non-statutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options under the 2003 Plan generally have a term of ten years from the date of grant. Options, restricted stock awards, and restricted stock units granted under the 2003 Plan generally vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of June 30, 2014, there were approximately 5.1 million shares reserved for future grant under the 2003 Plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2013	3,917	$18.37
Options granted	177	$21.10
Options exercised	(895)	$16.44
Options canceled / forfeited / expired	(641)	$17.74
Balance at June 30, 2014	2,558	$19.40

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of June 30, 2014 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2013	737	348	1,085	$18.46
Awards and units granted	189	29	218	$21.30
Awards and units vested / earned	(104)	—	(104)	$18.70
Awards and units canceled / forfeited	(141)	(24)	(165)	$17.69
Balance at June 30, 2014	681	353	1,034	$19.16

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
As of June 30, 2014, there were approximately 620,653 shares reserved for grant under the ESPP and the International ESPP, collectively.
NOTE 10 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cost of revenues	$—	$80	$18	$134
Research, development and other related costs	740	981	1,657	2,070
Selling, general and administrative	2,171	4,064	4,740	5,468
Total stock-based compensation expense	$2,911	$5,125	$6,415	$7,672

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2014 and 2013 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Employee stock options	$812	$2,913	$1,801	$4,948
Restricted stock awards and units	1,931	1,842	4,245	1,817
Employee stock purchase plan	168	370	369	907
Total stock-based compensation expense	$2,911	$5,125	$6,415	$7,672
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
Dividend yield – Expected dividend yield is calculated based on the cash dividend declared by the Board for the past four quarters and dividing that result by the average closing price of the Company’s common stock for the quarter. Cash dividends are not paid on options, restricted stock units or unvested restricted stock awards.
In addition, the Company estimates forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and the Company records stock-based compensation expense only for those awards that are expected to vest.
The following assumptions were used to value the options granted:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Expected life (in years)	4.9	5.0	4.9	5.0
Risk-free interest rate	1.6%	1.4%	1.6-1.7%	0.8-1.4%
Dividend yield	4.1%	3.5%	3.4 -4.1%	2.3 -3.5%
Expected volatility	39.0%	58.9%	39.0 - 41.4%	58.9 - 59.5%

ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for our February grants:

	February 2014	February 2013
Expected life (years)	2.0	2.0
Risk-free interest rate	0.3%	0.3%
Dividend yield	3.4%	2.3%
Expected volatility	31.0%	40.6%

NOTE 11 – INCOME TAXES

The benefit from income taxes for the three months ended June 30, 2014 was $1.1 million and the provision for income taxes for the six months ended June 30, 2014 was $21.6 million The benefit from income taxes for the three months ended June 30, 2014 was primarily due to a decrease in the forecasted effective tax rate applied to actual year-to-date income that remained relatively constant as compared to the prior quarter. The provision for income taxes for the six months ended June 30, 2014 was primarily related to foreign withholding taxes and foreign tax liability generated from foreign operations. The benefit from income taxes for the three and six months ended June 30, 2013 was $1.9 million and $7.8 million, respectively, and was largely comprised of a tax benefit for domestic losses offset by foreign withholding and income taxes. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the provision for income taxes for the six months ended June 30, 2014 as compared to the same period in the prior year is largely attributable to the profit incurred in the current period as opposed to a loss in prior period and an increase in foreign withholding taxes.
As of June 30, 2014, unrecognized tax benefits approximated $3.3 million, of which $1.7 million would affect the effective tax rate if recognized. At December 31, 2013, unrecognized tax benefits were$5.0 million of which $3.5 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $0.7 million to $1.0 million in the next 12 months due to the expected lapse of statutes of limitation relating to the federal and state research tax credit, certain domestic deductions, as well as foreign tax incentives.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended June 30, 2014, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of June 30, 2014 and December 31, 2013, the Company had accrued $0.5 million and $0.6 million, respectively, of interest and penalties related to unrecognized tax benefits.
At June 30, 2014, the Company's 2008 through 2013 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company effectively completed an Internal Revenue Service examination related to its 2008 and 2009 tax returns which resulted in minimal changes to the statement of operations and the reclassification of tax reserves to current tax liability. The Company is not currently under any domestic state income tax examination.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Lease and Purchase Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2014 and 2013 amounted to $0.9 million and $1.2 million, respectively. Rent expense for the six months ended June 30, 2014 and 2013 amounted to $1.9 million and $2.4 million, respectively.
As of June 30, 2014, future minimum lease payments are as follows (in thousands):

Lease Obligations
2014 (remaining 6 months)	$1,864
2015	2,823
2016	2,750
2017	2,811
2018	2,612
Thereafter	3,928
$16,788
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
NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

In the first quarter of 2014, following the Company’s actions to cease manufacturing operations in the DigitalOptics business, the Company determined that it operates its business in one operating segment, focused on the monetization of intellectual property, both internally developed and acquired, through royalties, licenses and other means. Previously, the Company operated in two operating segments – Intellectual Property and DigitalOptics. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Three Months Ended,				Six Months Ended,
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
Taiwan	$415	1%	$617	1%	$51,043	41%	$1,168	2%
Korea	23,209	62	15,642	34	49,729	40	32,028	43
Japan	4,450	12	4,425	9	9,928	8	9,289	12
U.S.	3,053	8	21,925	47	6,938	5	27,535	37
Other	6,086	17	3,984	9	7,911	6	5,197	6
	$37,213	100%	$46,593	100%	$125,549	100%	$75,217	100%
For the three and six months ended June 30, 2014, there were two customers that each accounted for 10% or more of total revenues. For the three and six months ended June 30, 2013, there were three customers that each accounted for 10% or more of total revenues.

As of June 30, 2014 and December 31, 2013, property and equipment, net, by geographical area are presented below (in thousands):

	June 30, 2014	December 31, 2013
U.S.	$4,046	$4,725
Taiwan	—	2,394
Israel	—	1,431
Other	606	931
Total	$4,652	$9,481
NOTE 14 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

In January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these efforts, the Company is undertaking a workforce reduction of over 300 employees and is in the process of closing its facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. These actions triggered a $32.8 million impairment of manufacturing equipment, a $4.8 million impairment of intangible assets, purchase obligations of $9.8 million for inventory and equipment, and impairments of IT related assets of $2.1 million in the fourth quarter of 2013. Additionally, in the first six months of 2014, the Company incurred additional restructuring and other charges including $3.6 million of employee severance. In this document, the operations and financial results of the mems|cam operations are considered discontinued operations. For more information regarding these actions, see Note 5 - "Discontinued Operations" and Note 7 – "Goodwill and Identified Intangible Assets."
Information with respect to restructuring, impairment of long-lived assets and other charges as of June 30, 2014 is as follows (in thousands):

	Employee Severance		Impairment of long-lived assets and other		Total
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Balance at December 31, 2013	$189	$167	$7,174	$—	$7,363	$167
Restructuring and other charges (1)	440	3,170	1,087	1,365	1,527	4,535
Cash payments	(433)	(3,236)	(6,601)	(794)	(7,034)	(4,030)
Non-cash items	—	—	65	(209)	65	(209)
Balance at June 30, 2014	$196	$101	$1,725	$362	$1,921	$463

(1) On January 16, 2014, the Company announced the cessation of all mems|cam manufacturing operations.

NOTE 15 – SUBSEQUENT EVENTS

On July 28, 2014, the Board declared a cash dividend of $0.10 per share of common stock, payable on September 23, 2014, for the stockholders of record at the close of business on September 2, 2014.

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

Tessera, the Tessera logo, µBGA, OptiML, DOC, the DOC logo, FotoNation, the FotoNation logo, FaceTools, FacePower, FotoSavvy, Invensas, the Invensas logo, xFD, BVA and SHELLCASE are trademarks or registered trademarks of the Company or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

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

In April 2014, the Company and its wholly-owned subsidiary DigitalOptics Corporation (together with its subsidiaries, “DOC”) entered into a definitive agreement with Shenzhen O-Film Tech Co., LTD. (“Shenzhen O-Film,” together with affiliates, collectively, “O-Film”) whereby O-Film has agreed to pay DOC $50.0 million, consisting of a $20.5 million prepaid royalty and support fee for a non-exclusive license to specific FotoNation product features ($3.5 million of which was already paid by O-Film in the second quarter of 2014), $7.5 million for a non-exclusive license for core MEMS auto-focus and other related intellectual property and $22.0 million for certain manufacturing equipment and supplies and certain non-core patents and patent applications (including patents and patent applications for Wafer Level Optics, Micro Optics and camera module technology), in each case, at the closing of the transaction (except for the $3.5 million related to the FotoNation product features which was already paid). O-Film has also agreed to pay DOC a per unit royalty for O-Film’s MEMS-based camera models beginning after an initial royalty free period of time. The Company expects the closing of the transaction to be completed by October 2014, subject to customary closing conditions, including required government approvals in China and Taiwan.

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

In January 2014, we announced the cessation of all mems|cam manufacturing operations. As part of these efforts, we are undertaking a workforce reduction of over 300 employees and are in the process of closing our facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. As a result of these closures, certain assets were impaired or were written off entirely and restructuring and other charges were taken in 2013. In the first six months of 2014, we incurred an additional $4.5 million of restructuring and other charges. In this document, the operations and financial results of the mems|cam operations are considered discontinued operations. For more information regarding these actions, see Note 5 - "Discontinued Operations", Note 7 – "Goodwill and Identified Intangible Assets" and Note 14 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Condensed Consolidated Financial Statements. As a result of these actions, during the first quarter of 2014, we determined that we operate our business in one operating segment, focused on the monetization of intellectual property, both internally developed and acquired, through royalties, licenses and other means. Previously, we operated in two operating segments – Intellectual Property and DigitalOptics.

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
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations. If we are unable to replace the revenue from an expiring license with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration.

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

In the past, we have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. For example, on May 9, 2014 (as amended on June 23, 2014), the International Court of Arbitration of the International Chamber of Commerce issued an award in favor of Tessera, Inc. in its dispute with Amkor. We believe that the dispute with Amkor and similar future proceedings may result in fluctuations in our revenue and expenses.
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Royalty and license fees (1)	100%	100%	100%	100%
Total Revenues	100	100	100	100
Operating expenses:
Cost of revenues	1	2	1	2
Research, development and other related costs	27	17	15	22
Selling, general and administrative	40	49	24	59
Litigation expense	28	37	14	42
Restructuring, impairment of long-lived assets and other charges	1	5	1	4
Total operating expenses	97	110	55	129
Operating income (loss) from continuing operations	3	(10)	45	(29)
Other income and expense, net	1	1	1	1
Income (loss) from continuing operations before taxes	4	(9)	46	(28)
Provision for (benefit from) income taxes	(3)	(4)	17	(10)
Income (loss) from continuing operations	7	(5)	29	(18)
Income (loss) from discontinued operations, net of tax	3	(29)	(9)	(62)
Net income (loss)	10%	(34)%	20%	(80)%

(1) Revenue previously classified as past production payments, defined as royalty payments for the use of our intellectual property and where payments are made as part of a settlement of a patent infringement dispute from previously unlicensed parties, has been reclassified and is included in "Royalty and license fees"

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	June 30, 2014	June 30, 2013	Increase/ (Decrease)	% Change
Royalty and license fees	$37,213	$46,593	$(9,380)	(20)%

The $9.4 million or 20% decrease in revenues was primarily due to a net decrease in episodic payments of $17.6 million in the three months ended June 30, 2014 when compared to the three months ended June 30, 2013. This was partially offset by a recurring payment related to new license agreements by Tessera, Inc. and Invensas Corporation with Samsung Electronics Co., Ltd.

	Six Months Ended
	June 30, 2014	June 30, 2013	Increase/ (Decrease)	% Change
Royalty and license fees	$125,549	$75,217	$50,332	67%

The $50.3 million or 67% increase in revenues was primarily due to episodic payments of $66.4 million in the six months ended June 30, 2014, including the initial $50.0 million payment made by PTI in connection with Tessera, Inc.’s settlement with PTI noted above. The revenues for the six months ended June 30, 2014 also include both a recurring and an episodic payment related to new license agreements by Tessera, Inc. and Invensas Corporation with Samsung Electronics Co., Ltd.
Cost of Revenues
Cost of revenues consists of direct compensation and depreciation expense. Depreciation expense of property and equipment are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies and the timing of property and equipment being placed in service.
Cost of revenues for the three months ended June 30, 2014 was $0.4 million, as compared to $0.9 million for the three months ended June 30, 2013, a decrease of $0.5 million, or 49%. Cost of revenues for the six months ended June 30, 2014 was $1.0 million, as compared to $1.8 million for the six months ended June 30, 2013, a decrease of $0.8 million, or 44%. The decreases were primarily related to a decrease in amortization due to the impairment of intangibles in 2013 (see Note 7 – "Goodwill and Identified Intangibles Assets" in the Notes to Condensed Consolidated Financial Statements).
Research, Development and Other Related Costs
Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale packaging, circuitry design, 3D architecture, wafer-level packaging technology, high-density substrate, image sensor packaging, and FotoNation's image enhancement technology. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the three months ended June 30, 2014 were $10.1 million, as compared to $7.9 million for the three months ended June 30, 2013, an increase of $2.2 million, or 28%. The increase was primarily related to an increase in salary and benefit costs and legal expense related to the maintenance of patents partially offset by materials and supplies.
Research, development and other related costs for the six months ended June 30, 2014 were $18.8 million, as compared to $16.3 million for the six months ended June 30, 2013, an increase of $2.5 million, or 15%. The increase was primarily related to an increase in salary and benefit costs and outside services partially offset by legal expense related to the maintenance of patents.
We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.

Selling, General and Administrative
Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, reverse engineering personnel and services, amortization of intangibles, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, and finance personnel, legal fees and expenses, facilities costs, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items. Our selling, general and administrative expenses have declined as we have implemented cost savings strategies.
Selling, general and administrative expenses for the three months ended June 30, 2014 were $15.0 million, as compared to $22.6 million for the three months ended June 30, 2013, a decrease of $7.6 million, or 34%. The decrease was primarily attributable to a decrease of $3.8 million in salary and benefit costs related to the employee reductions resulting from our restructuring activities over the past several quarters, a decrease of $2.9 million in outside services and a decrease of $0.6 million in depreciation due to the impairment of fixed assets during 2013.
Selling, general and administrative expenses for the six months ended June 30, 2014 were $30.3 million, as compared to $44.7 million for the six months ended June 30, 2013, a decrease of $14.4 million, or 32%. The decrease was primarily attributable to a decrease of $6.8 million in salary and benefit costs related to the employee reductions resulting from our restructuring activities over the past several quarters, a decrease of $4.4 million in outside services and a decrease of $1.3 million in depreciation due to the impairment of fixed assets during 2013.
Litigation Expense
Litigation expense for the three months ended June 30, 2014 was $10.2 million, as compared to $17.4 million for the three months ended June 30, 2013, a decrease of $7.2 million, or 41%. Litigation expense for the six months ended June 30, 2014 was $17.2 million, as compared to $31.4 million for the six months ended June 30, 2013, a decrease of $14.2 million, or 45%. These decreases were primarily attributable to the decrease of our docket of legal proceedings, including as a result of recent settlement activities.
We expect that litigation expense may continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly between periods, because of our ongoing litigation, as described in Part II, Item 1 – Legal Proceedings, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of a campaign to secure payment of reasonable royalties for the use of our patented technology. If we initiate such litigation, our future litigation expenses may increase.
Restructuring, Impairment of Long-Lived Assets and Other Charges
Restructuring, Impairment of Long-Lived Assets and Other Charges for the three months ended June 30, 2014 was $0.5 million, as compared to $2.5 million for the three months ended June 30, 2013, a decrease of $2.0 million, or 80%. Restructuring, Impairment of Long-Lived Assets and Other Charges for the six months ended June 30, 2014 was $1.5 million, as compared to $3.3 million for the six months ended June 30, 2013, a decrease of $1.8 million, or 55%. These expenses result from the continued restructuring of our DigitalOptics business. The costs are decreasing as the restructuring activities are nearly completed and we anticipate these activities to be completed within the next two quarters.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended,
	June 30, 2014	June 30, 2013
Cost of revenues	$—	$80
Research, development and other related costs	740	981
Selling, general and administrative	2,171	4,064
Total stock-based compensation expense	$2,911	$5,125

	Six Months Ended,
	June 30, 2014	June 30, 2013
Cost of revenues	$18	$134
Research, development and other related costs	1,657	2,070
Selling, general and administrative	4,740	5,468
Total stock-based compensation expense	$6,415	$7,672
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the three months ended June 30, 2014, stock-based compensation expense was $2.9 million, of which $0.8 million related to employee stock options, $1.9 million related to restricted stock awards and units and $0.2 million related to employee stock purchases. For the three months ended June 30, 2013, stock-based compensation expense was $5.1 million, of which $2.9 million related to employee stock options, $1.8 million related to restricted stock awards and units and $0.4 million related to employee stock purchases. The decrease in stock based compensation for the three months ended June 30, 2014 resulted from fewer options outstanding due to employee reductions that were part of our restructuring activities that have occurred over the past several quarters.
For the six months ended June 30, 2014, stock-based compensation expense was $6.4 million, of which $1.8 million related to employee stock options, $4.2 million related to restricted stock awards and units and $0.4 million related to employee stock purchases. For the six months ended June 30, 2013, stock-based compensation expense was $7.7 million, of which $4.9 million related to employee stock options, $1.8 million related to restricted stock awards and $0.9 million related to employee stock purchases. The decrease in stock based compensation for the six months ended June 30, 2014 resulted from fewer options outstanding due to employee reductions that were part of our restructuring activities that have occurred over the past several quarters.
Other Income and Expense, Net
Other income and expense, net for the three months ended June 30, 2014 was $0.4 million, as compared to $0.3 million, for the three months ended June 30, 2013. Other income and expense, net for the six months ended June 30, 2014 and June 30, 2013 was $0.8 million.
Provision for (benefit from) Income Taxes

The benefit from income taxes for the three months ended June 30, 2014 was $1.1 million and the provision for income taxes for the six months ended June 30, 2014 was $21.6 million. The benefit from income taxes for the three months ended June 30, 2014 was primarily due to a decrease in the forecasted effective tax rate applied to actual year-to-date income. The provision for income taxes for the six months ended June 30, 2014 was primarily related to foreign withholding taxes and foreign tax liability generated from foreign operations. The benefit from income taxes for the three and six months ended June 30, 2013 was $1.9 million and $7.8 million, respectively, and was largely comprised of a tax benefit for domestic losses as offset by foreign withholding and income taxes. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the provision for income taxes for the six months ended June 30, 2014 as compared to the same period in the prior year is largely attributable to the profit incurred in the current period as opposed to a loss in the prior period and an increase in foreign withholding taxes.
The Company currently has recorded a valuation allowance against virtually all of its deferred tax assets. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the second quarter of 2014, we determined that it was not more likely than not we would realize the full value of our federal deferred tax assets. As such, we continue to record a valuation allowance on our net federal deferred tax assets. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. In particular, the Company is in a cumulative loss position over the previous three years which is considered significant negative evidence. This objectively measured negative evidence outweighs the subjectively determined positive evidence, including profitability in the first half of 2014 and profitability forecasted in future periods. Adjustments to our valuation allowance could be required in the future if we conclude that it is more likely than not that deferred tax assets are recoverable. Continued improvement in the Company’s operations, resulting from events such as new licensing agreements, significant settlement payments and completing the previously announced licensing agreement and asset sale with O-Film, could lead to significant reversals of the Company’s valuation allowance in future periods. A benefit for a release of valuation allowance could have the effect of decreasing the income tax provision in the statement of operations in the period the valuation allowance is released.

Discontinued Operations
Income from discontinued operations for the three months ended June 30, 2014 was $1.3 million, as compared to a loss of $13.3 million for the three months ended June 30, 2013. Loss from discontinued operations for the six months ended June 30, 2014 was $11.3 million, as compared to a loss of $46.7 million for the six months ended June 30, 2013. This decreased loss during 2014 results from fewer active businesses included in discontinued operations during the first six months of 2014 when compared to the first six months of 2013. In the third quarter of 2013, we sold our Micro-Optics business located in Charlotte, North Carolina, and at the end of the first quarter of 2013, we shut-down our camera module manufacturing facility in Zhuhai, China so both of these operations had significant operations in 2013 but had no impact in 2014. The Company anticipates that the expenses associated with discontinued operations will reduce significantly over the reminder of the year. For further information about discontinued operations, see Note 5 – "Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$31,638	$73,722
Short-term investments	297,605	285,865
Total cash, cash equivalents and short-term investments	$329,243	$359,587
Percentage of total assets	74%	74%

	Six Months Ended
	June 30, 2014	June 30, 2013
Net cash from operating activities	$43,226	$(42,982)
Net cash from investing activities	$(18,024)	$21,589
Net cash from financing activities	$(67,286)	$(5,639)
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $329.2 million at June 30, 2014, a decrease of $30.4 million from $359.6 million at December 31, 2013. This decrease resulted from $45.3 million in stock repurchases and $37.8 million in dividends paid partially offset by $24.7 million in net income during the first six months of 2014. Cash and cash equivalents were $31.6 million at June 30, 2014, a decrease of $42.1 million from $73.7 million at December 31, 2013.
Cash flows provided by operations were $43.2 million for the six months ended June 30, 2014, primarily due to our net income of $24.7 million being adjusted for non-cash items of depreciation of $1.0 million, amortization of intangible assets of $9.2 million, stock-based compensation expense of $6.4 million and by $4.5 million in changes in operating assets and liabilities. These were partially offset by $1.6 million in patents acquired through settlement agreements.
Cash flows used in operations were $43.0 million for the six months ended June 30, 2013, primarily due to our net loss of $60.4 million being adjusted for non-cash items of depreciation and amortization of $21.0 million, restructuring, impairment of long-lived assets and other charges of $17.2 million, impairment of goodwill of $6.7 million, stock-based compensation expense of $7.7 million, and changes in operating assets and liabilities of $4.0 million offset by the non-cash item of deferred income taxes of $38.7 million.
Net cash used in investing activities was $18.0 million for the six months ended June 30, 2014, primarily related to the purchases of available-for-sale securities of $134.1 million and the purchase of $5.1 million in intangible assets, offset by maturities and sales of short-term investments of $122.3 million. Net cash provided by investing activities was $21.6 million for the six months ended June 30, 2013, primarily related to the maturities and sales of short-term investments of $142.9 million, offset by purchases of available-for-sale securities of $108.6 million, purchases of intangible assets of $2.3 million, and purchases of property and equipment of $14.1 million.
Net cash used in financing activities was $67.3 million for the six months ended June 30, 2014 due to dividend payments of $37.8 million and stock repurchases of $45.3 million, offset by $15.8 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans. Net cash used in financing activities was $5.6 million for the six months ended June 30, 2013 due to dividend payments of $26.7 million, offset by the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the six months ended June 30, 2014 and 2013, no impairment charges with respect to our investments were recorded.
In August 2007, the Company’s Board authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. As of June 30, 2014, we had repurchased a total of approximately 4,273,000 shares of common stock, since inception of the plan, at an average price of $19.79 per share for a total cost of $84.6 million. As of December 31, 2013, we had repurchased a total of approximately 2,145,000 shares of common stock, since inception of the plan, at an average price of $18.32 per share for a total cost of $39.3 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2014, the total amount available for repurchase was $65.4 million. We plan to continue to execute authorized repurchases from time to time under the plan.

In April 2013, we announced plans for a capital allocation strategy.  The strategy maintains the current quarterly dividend of $0.10 per share that we originally instituted in March 2012.  We also announced a plan to provide for special dividends once a year equal to 20-30% of “Episodic Gain,” which is net gain resulting from “Episodic Revenue”. We define Episodic Revenue as revenue other than revenue payable over at least one year pursuant to a contract, and may include revenue such as non-recurring engineering fees, initial license fees, back payments resulting from audits, damages awards from courts or tribunals, and lump sum settlement payments. Another 20-30% of Episodic Gain would be used to provide a “sinking fund” to provide for the growth of the quarterly dividends. We also announced a plan to repurchase outstanding shares of our common stock in an amount equal to 20-30% of Episodic Gain.  The Company evaluates the ratio of dividends and common stock repurchases under its capital allocation strategy from time to time, and may adjust such ratio to allocate all or a greater percentage of the total Episodic Gain towards stock repurchases or dividends, taking into account market conditions and other factors. We anticipate that all quarterly and special dividends, as well as stock repurchases, would be paid out of cash, cash equivalents and short-term investments.

In January 2014, we announced a restructuring to cease our remaining manufacturing operations. The cash obligations related to this restructuring are primarily for the settlement of open purchase orders for equipment and inventory, severance costs to terminated employees and cash obligations related to facility leases and restoration costs at locations we will be closing as a result of this restructuring. This action should be completed by the end of the third quarter. Remaining cash obligations related to this action are approximately $2.0 million as of June 30, 2014.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$16,788	$1,864	$5,573	$5,423	$3,928
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

As of June 30, 2014, the Company had accrued $1.7 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.5 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 12 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the six months ended June 30, 2014, there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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
On July 24, 2014, the court held a case management conference and hearing on claim construction and certain dispositive motions. Following the case management conference, the court set the trial for 10 days starting on November 10, 2014.
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
On July 31, 2014, Tessera, Inc. and Elpida jointly filed a stipulation to dismiss Elpida from the case.

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
On February 27, 2014, Tessera, Inc. announced a settlement with PTI, pursuant to which the parties agreed to stay the case. On April 22, 2014, the Court convened a hearing on certain tax issues concerning the settlement agreement. On June 5, 2014, Magistrate Judge Paul S. Grewal issued an order regarding that tax dispute, finding that PTI has the tax burden on $31.4 million of the settlement amount.
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
On August 24, 2012, PTI filed a third amended complaint. In addition to the claims and recovery alleged in its earlier complaints, the third amended complaint contained an amended fraud claim and an amended patent misuse claim. The new fraud claim sought damages at least in the amount of the royalty payments made to Tessera, Inc. after December 7, 2007, and punitive damages. The new patent misuse claim asked for declarations that Tessera, Inc. had engaged in patent misuse, that the agreement is unenforceable against PTI until Tessera, Inc. has purged the patent misuse, and that the Tessera, Inc. patents are unenforceable against PTI until Tessera, Inc. has purged the patent misuse. Tessera, Inc. answered that complaint on September 10, 2012. Also on September 10, 2012, Tessera, Inc. filed counterclaims against PTI for breach of contract, breach of the implied covenant, fraud, negligent misrepresentation, declaratory judgment of indemnification, and declaratory judgment regarding PTI’s asserted termination of the agreement.
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
On October 11, 2013, PTI and MTI filed a motion for summary judgment. Tessera, Inc. cross-moved for summary judgment. Oral argument on the motions was heard on December 12, 2013. On January 15, 2014, the Court issued a 31-page order on the cross motions. The Court granted summary judgment in favor of Tessera, Inc. on: PTI’s claim for declaratory judgment that it has the right to terminate the contract; Tessera, Inc.’s claim for declaratory judgment that PTI has no right to terminate the contract; PTI’s breach of contract claim; PTI’s fraud claim; PTI’s claims for patent misuse and for declaratory judgment that the TCC License requires infringement for royalty obligations to accrue; and Tessera, Inc.’s breach of contract claim. The Court granted PTI’s motion for summary judgment on Tessera, Inc.’s claim for declaratory judgment of indemnification. The Court denied PTI’s motions for summary judgment on: Tessera, Inc.’s claim for breach of the implied covenant of good faith and fair dealing; Tessera, Inc.’s claim for fraudulent transfer; Tessera, Inc.’s interference claims; that testing-only products be excluded from the breach of contract damages; and to preclude Tessera, Inc.’s claims based on lack of an alter ego theory.
On February 27, 2014, Tessera, Inc. announced a settlement with PTI, pursuant to which the parties agreed to stay the case. On April 22, 2014, the Court convened a hearing on certain tax issues concerning the settlement agreement. On June 5, 2014, Magistrate Judge Paul S. Grewal issued an order regarding that tax dispute, finding that PTI has the tax burden on $31.4 million of the settlement amount.
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
On May 7, 2014 the Court issued a schedule for the next phase of the lawsuit. On June 4, 2014 the Court amended the schedule to reset certain dates pursuant to the stipulation of the parties. Under the current schedule, the Court will hold a claim construction hearing on January 15, 2015.
Reexamination Proceedings
On February 9, 2007 and February 15, 2007, SPIL filed with the PTO requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893. On May 4, 2007, the PTO granted the requests for inter partes reexamination.
The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007, to which a response was filed by Tessera, Inc. on August 6, 2007. On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.’s petition of July 1, 2009. Tessera, Inc. timely filed an appeal brief on October 5, 2009. The PTO’s Answer to Tessera, Inc.’s appeal brief was mailed on July 13, 2010. On January 17, 2011, Tessera, Inc. filed a petition to reopen prosecution due to new developments after the close of briefing in the appeal which include actions by the PTO in other reexaminations and a new holding by the U.S. Court of Appeals for the Federal Circuit in an appeal from a decision of the International Trade Commission concerning U.S. Patent No. 6,433,419. On February 25, 2011, the PTO issued a decision granting in part Tessera, Inc.’s petition to the extent that prosecution of the reexamination proceedings in connection with U.S. Patent No. 6,433,419 was reopened. On March 11, 2011, the PTO issued a fourth official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated an action closing prosecution. The official action of March 11, 2011 confirmed that all of the claims subject to reexamination are patentable. A Right of Appeal Notice was issued on May 3, 2011, and SPIL filed a Notice of Appeal on June 2, 2011. On November 15, 2011, the Examiner mailed an Examiner’s Answer maintaining all positions set forth in the Right of Appeal Notice issued on May 3, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.’s December 21, 2012 petition on January 2, 2013. On January 28, 2013, the Patent Trial and Appeal Board denied Tessera, Inc.’s December 21, 2012 petition and dismissed SPIL’s January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, reversing the Examiner’s favorable decision of patentability, by rejecting all of the claims subject to reexamination on a new ground. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.’s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera, Inc. filed a response and request to reopen prosecution together with new evidence to address the new ground of rejection in the Board’s December 21, 2012 Decision on Appeal. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.’s February 21 response and request to reopen prosecution. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,433,419, indicating that it will make no further comment or otherwise participate in the proceeding and also that it does not object to Tessera, Inc. having substantive ex parte communication with the Patent Office for the remainder of the proceeding. On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the examiner for consideration of Tessera, Inc.’s response filed February 21, 2013. The order entered certain new evidence submitted by Tessera Inc. in said response and dismissed SPIL’s March 21, 2013 comments as moot in view of SPIL’s withdrawal. On September 25, 2013, the Examiner issued a determination in which the Examiner recommended that the Patent Trial and Appeal Board maintain the new grounds of rejection in the Board’s December 21, 2012 Decision on Appeal. On October 25, 2013, Tessera, Inc. submitted comments in response to the Examiner’s determination, after which the proceeding will be returned to the Patent Trial and Appeal Board for reconsideration. Also, on October 25, 2013, Tessera, Inc. requested an oral hearing before the Patent Trial and Appeal Board. U.S. Patent No. 6,433,419 expired on September 24, 2010, but the inter partes reexamination will continue after expiration.
The PTO issued a non-final Official Action in connection with the inter partes reexamination of U.S. Patent No. 6,465,893 initially rejecting a number of patent claims on May 4, 2007. On February 15, 2008, the PTO issued a second official action, also denominated as an action closing prosecution, maintaining the rejections of U.S. Patent No. 6,465,893. On March 28, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,465,893 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,465,893. On June 9, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest, which petition was denied on September 10, 2008. On August 21, 2008, a non-final office action was issued. On February 5, 2009, the PTO issued a non-final official action, also denominated as the second action closing prosecution. A Right of Appeal Notice was issued on June 22, 2009. Tessera, Inc. filed a Notice of Appeal on July 22, 2009. On November 10, 2010, the PTO issued an action closing prosecution confirming certain of the original claims subject to reexamination as patentable and rejecting other claims subject to reexamination. A second Right of Appeal Notice was issued on February 18, 2011. Tessera, Inc. filed a Notice of Appeal on March 3, 2011, and SPIL filed a Notice of Cross Appeal on March 7, 2011. On August 22, 2011, the examiner mailed an examiner’s answer maintaining all positions set forth in the Right of Appeal Notice issued on February 18, 2011. An oral hearing in the appeal was held on September 19, 2012 at the PTO in Alexandria, VA. On December 21, 2012, Tessera, Inc. filed a petition for the entry of additional evidence after appeal. SPIL filed an opposition to Tessera, Inc.’s December 21, 2012 petition on January 2, 2013. On January 28, 2013 the Patent Trial and Appeal Board denied Tessera, Inc.’s December 21, 2012 petition and dismissed SPIL’s January 2, 2013 opposition to same. On December 21, 2012, the Patent Trial and Appeal Board

issued a Decision on Appeal, affirming the Examiner’s previous holding of unpatentability as to some claims, reversing the Examiner’s favorable decision of patentability as to other claims by rejecting those claims on new grounds of rejection, and affirming the Examiner’s favorable decision of patentability as to still other claims. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.’s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera, Inc. filed a request to reopen prosecution together with new evidence to address the new grounds of rejection in the Board’s December 21, 2012 Decision on Appeal. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.’s February 21 request to reopen prosecution. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,465,893, indicating that it will make no further comment or otherwise participate in the proceeding and also that it does not object to Tessera, Inc. having substantive ex parte communication with the Patent Office for the remainder of the proceeding. On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the examiner for consideration of Tessera, Inc.’s request filed February 21, 2013. The order entered certain new evidence submitted by Tessera Inc. in said request and dismissed SPIL’s March 21, 2013 comments as moot in view of SPIL’s withdrawal. On July 17, 2013, the Examiner issued a determination in which the Examiner recommended that the Patent Trial and Appeal Board maintain certain of the new grounds of rejection in the board’s December 21, 2012 Decision on Appeal as to certain claims, and recommended that the board withdraw other new grounds of rejection as to certain claims. On August 16, 2013, Tessera, Inc. submitted comments in response to the Examiner’s determination, after which the proceeding will be returned to the Patent Trial and Appeal Board for reconsideration. On August 19, 2013, Tessera, Inc. requested an oral hearing before the Patent Trial and Appeal Board. U.S. Patent No. 6,465,893 expired on September 24, 2010, but the inter partes reexamination will continue after expiration.
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
Inter Partes Review Proceedings
On April 9, 2013, Amkor Technologies, Inc. filed a petition for inter partes review of Tessera, Inc.’s U.S. Patent No. 6,046,076 (IPR2013-00242). On July 12, 2013, Tessera, Inc. filed a patent owner preliminary response. On October 11, 2013 the Patent Trial and Appeal Board instituted a trial for claims 1-8, 10-13, 18, 19, 24, and 25 on a single ground of unpatentability for each claim. On October 23, 2013, Tessera, Inc. filed a Request for Rehearing directed to Amkor’s lack of standing to bring the IPR. On October 25, 2013 Amkor filed a Request for Reconsideration of Non-Instituted Grounds. On November 5, 2013, Tessera, Inc. filed a motion to terminate; and on November 12, 2013, Amkor filed its opposition to Tessera, Inc.’s motion to terminate. On December 26, 2013, Tessera, Inc. filed its Patent Owner’s Response. On January 10, 2014, the Board denied both Tessera, Inc.’s motion for rehearing and Amkor’s motion for reconsideration. On January 31, 2014, the Board denied Tessera, Inc.’s motion to terminate due to Amkor’s lack of standing. On March 15, 2014, Amkor filed its reply to Tessera’s Patent Owner’s Response. On March 31, 2014, Tessera, Inc filed a motion to strike portions of Amkor’s reply and accompanying expert declaration. On April 11, 2014, Tessera, Inc. filed a Terminal Disclaimer in the patent file of U.S. Patent No. 6,046,076 dedicating the remaining term of that to the public. The oral argument was held on June 12, 2014. The Board has until October 11, 2014 to issue a final written decision.
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
On April 16, 2013, the Tribunal issued an Order laying out a schedule for the exchange of additional discovery and the preparation of a joint expert report in order to finalize the award of damages consistent with Partial Awards issued on July 5, 2012 and February 20, 2013. On September 26, 2013, the Tribunal heard oral arguments concerning disputes over the damages amount. On October 7, 2013, the Tribunal issued an interim order, ordering Amkor to provide additional discovery. The

Tribunal also ordered a supplemental joint expert report and further briefing, which was completed on December 30, 2013. On January 30, 2014 the Tribunal issued an order making certain findings and requesting the provision of further damages information to the Tribunal. On April 16, 2014, the Tribunal submitted for review an award to the International Chamber of Commerce, concerning amounts that Amkor may owe. On May 12, 2014, the ICC served the parties Partial Award No. 5, awarding Tessera, Inc. $112,851,731 in damages plus interest. This amount is in addition to $16,657,749 plus interest that Amkor paid on August 17, 2012. On June 23, 2014, the Tribunal issued an addendum to Partial Award No. 5, correcting certain typographical errors while leaving the total award intact.
Another phase of the proceedings addressed Tessera, Inc.’s claims for royalties against certain Amkor packages based on certain additional patents Tessera, Inc. has asserted against Amkor. On January 25, 2013 the Tribunal denied Amkor’s motion for partial Summary Judgment seeking to exclude certain packages as not covered by the license agreement. On June 4, 2013, the Tribunal issued a claim construction ruling on the additional patents. A hearing on these additional patents was held on June 23-27, 2014. The parties are now preparing post-trial briefing concerning this phase of the proceedings.
On April 9, 2013, Amkor filed a request for inter partes review of U.S. Patent No. 6,046,076, one of the patents on which the Tribunal awarded damages as part of the July 5, 2012 Partial Award. Further information regarding this inter partes review proceeding is provided above.
Amkor Technology, Inc. v. Tessera, Inc., Civil Action No. CPF-13-512796 (S.F. Superior Ct.); A139596 (1st District of California Court of Appeals, Third Division))
On February 27, 2013, Amkor filed a petition in San Francisco Superior Court to correct the July 5, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., ICC Case No.16531/VRO, to remove the grant of damages from February 2011 to July 2012, or in the alternative to vacate the award. On March 8, 2013, Amkor filed a motion to Correct An Arbitration Award in the San Francisco Superior Court that substantially repeated the request for relief in its Petition. Amkor’s Motion to Correct was heard, and orally denied, on June 14, 2013. The Court issued a signed order denying Amkor’s Motion to Correct on June 25, 2013. Amkor filed a notice of appeal on August 26, 2013. Amkor filed its appeal brief on January 21, 2014. Tessera, Inc. filed its Respondent’s brief on April 23, 2014. Amkor filed its reply brief on June 12, 2014. On July 10 and July 11, 2014, Tessera, Inc. and Amkor filed requests for oral arguments, respectively.
On July 14, 2014, Tessera, Inc. filed a petition to confirm Partial Award No. 5 as amended in San Francisco Superior Court. A hearing on Tessera, Inc.’s petition is currently set for August 26, 2014.
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
On April 25, 2013, the parties and Panel jointly requested a stay of these proceedings until the earlier of June 30, 2014 or the final resolution of ICC Case No. 16531/VRO. On April 30, 2013, the ICC advised the parties that (unless otherwise advised by May 3, 2013) the matter would remain in abeyance for the period requested. On May 28, 2013, the ICC informed the parties that it had extended the time limit for establishing the terms of reference until July 31, 2014. On July 14, 2014, the ICC informed the parties that this matter would now proceed, and that the time limit for establishing the terms of reference had been extended until September 30, 2014.
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
On April 9, 2013, Amkor filed a request for inter partes review of U.S. Patent No. 6,046,076. The USPTO held the oral argument on June 12, 2014. Further information regarding this inter partes review proceeding is provided above.
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
On May 27, 2014, Amkor filed a motion to vacate, modify or correct Partial Award No. 5. On June 20, 2014, Tessera, Inc. filed a motion to strike Amkor's motion to vacate, modify or correct Partial Award No. 5 and its opposition to Amkor's motion to vacate, modify or correct Partial Award No. 5. On July 14, 2014, Amkor filed its reply brief in support of its motion to vacate, modify or correct Partial Award No. 5 and its opposition to Tessera, Inc's motion to strike. On July 24, Tessera, Inc. filed its reply brief in support of its motion to strike.

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
We earn a significant amount of our revenues from a limited number of customers. For the three and six months ended June 30, 2014, there were two customers that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially. If we are unable to replace the revenue from an expiring license with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration.
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
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our revenue base. If we are unable to replace the revenue from an expiring license with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration.
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
We derive a significant portion of our revenues from licenses and royalties. The success of our licensing business depends on our ability to continue to develop and acquire high quality patent portfolios. We devote significant resources to developing new technologies and to sourcing and acquiring patent portfolios to address the evolving needs of the semiconductor and the consumer and communication electronics industries and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patent portfolios is intense and there is no assurance that we can continue to acquire such patent portfolios on favorable terms. We may not be able to develop and market new or improved technologies in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2033. We need to develop or acquire successful innovations and obtain revenue-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.
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

We have a significant valuation allowance on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.
We have a significant valuation allowance of approximately $91.0 million at June 30, 2014 recorded against virtually all of our deferred tax assets. Our net deferred tax assets relate predominantly to the United States federal tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the second quarter of 2014, we determined that it was not more likely than not we would realize the full value of our federal deferred tax assets. Accordingly, we continue to record a valuation allowance on our net deferred tax assets. Depending on our success in completing significant licensing agreements, as well as the outcome of legal proceedings and the ability and willingness of the parties to make any payments owed or awarded by the relevant court, we may release our valuation allowance and recognize deferred tax assets in the future if we conclude that it is more likely than not that deferred tax assets are recoverable. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. We may be unable to release all or any portion of the valuation allowance, and we may be unable to recover all of our deferred tax assets. Due to the size of our valuation allowance, any release of such allowance could have a material impact on our reported results of operations for the period in which it is released. The recording of any future increases in our valuation allowance could also have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.
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

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including advanced semiconductor packaging. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated. For example, in January 2014 we announced that we were ceasing all manufacturing efforts for our MEMS-based autofocus technologies. In conjunction with this decision, we are undertaking a workforce reduction of over 300 employees and are in the process of closing our facilities in Arcadia, California, Rochester, New York, and in Taiwan and Japan. We incurred approximately $49.0 million and $4.5 million in impairment and other charges in the fourth quarter of 2013 and the first six months of 2014, respectively, related to certain assets which were impaired or written off entirely.
Competing technologies may harm our business.
We expect that our technologies will continue to compete with technologies of internal design groups at semiconductor manufacturers, assemblers, electronic component and system manufacturers. The internal design groups of these companies create their own packaging and imaging. If these internal design groups design around our patents or introduce unique solutions superior to our technology, they may not need to license our technology. These groups may design technology that is less expensive to implement or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the inherent advantage of access to internal corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly.

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
Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, one should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “Risk Factors" section of this report and the following:

*	the timing of, and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

*	fluctuations in our royalties caused by the pricing terms of certain of our license agreements;

*	changes in our royalties caused by changes in demand for products incorporating semiconductors or wireless devices that use our licensed technology;

*	the amount of our product and service revenues;

*	changes in the level of our operating expenses;

*	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

*	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

*	legal proceedings affecting our patents, patent applications or license agreements;

*	the timing of the introduction by others of competing technologies;

*	changes in demand for semiconductor chips in the specific end markets in which we concentrate;

*	changes in demand for semiconductor capital equipment, digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers;

*	the timing of the conclusion of license agreements;

*	the length of time it takes to establish new licensing arrangements;

*	meeting the requirements for revenue recognition under generally accepted accounting principles;

*	changes in generally accepted accounting principles; and

*	cyclical fluctuations in semiconductor markets generally.
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
In April 2013, we announced plans for a revised capital allocation policy.  The revised policy maintains the current quarterly dividend.  We also announced a plan to provide for special dividends once a year equal to 20-30% of “Episodic Gain,” which is a net gain resulting from “Episodic Revenue”. We define Episodic Revenue as revenue other than revenue payable over at least one year pursuant to a contract, and may include revenue such as non-recurring engineering fees, initial license fees, back payments resulting from audits, damages awards from courts or tribunals, and lump sum settlement payments. Another 20-30% of Episodic Gain would be used to provide a “sinking fund” to provide for the growth of the quarterly dividends. We anticipate that all quarterly and special dividends would be paid out of cash, cash equivalents and short-term investments. The amount of special dividends under the dividend policy will vary based on the Episodic Gain we achieve. Additionally, the dividend policy and the payment of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by the Board of Directors. Also, the Company may change the allocation of Episodic Gain from dividends to the repurchase of the Company’s common stock, depending on market conditions and other factors at the time. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In August 2007, we authorized a plan to repurchase up to a maximum total of $100.0 million of the Company's outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. As of June 30, 2014, the total amount available for repurchase was $65.4 million. Additionally, in April 2013, we announced a plan to repurchase outstanding shares of our common stock, on an opportunistic basis, in an amount equal to 20-30% of Episodic Gain. Therefore, the amount of repurchases under our stock repurchase program will vary, in part, based on the amount of Episodic Gain we achieve. During 2013, we repurchased 1,500,000 shares for an aggregate amount of $28.8 million. In the first six months of 2014, we repurchased 2,128,000 shares for an aggregate amount of $45.3 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. Furthermore, there can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases.
The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At June 30, 2014, we held approximately $31.6 million in cash and cash equivalents and $297.6 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The European fiscal crises and the U.S. "fiscal cliff" and government sequester have sometimes impacted market conditions for government debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause an increase in prevailing interest rates and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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

In April 2014, we entered into a definitive agreement with O-Film whereby O-Film has agreed to pay us $50.0 million, consisting of a $20.5 million prepaid royalty and support fee for a non-exclusive license to specific FotoNation product features ($3.5 million of which was already paid by O-Film in the second quarter of 2014), $7.5 million for a non-exclusive license for core MEMS auto-focus and other related intellectual property and $22.0 million for certain manufacturing equipment and supplies and certain non-core patents and patent applications (including patents and patent applications for Wafer Level Optics, Micro Optics and camera module technology), in each case, at the closing of the transaction (except for the $3.5 million related to the FotoNation product features which was already paid). Although the Company expects the closing of the transaction to be completed by October 2014, it is subject to customary closing conditions. These closing conditions include regulatory approvals or filings by relevant outbound investment authorities in China, including the local offices of the Ministry of Commerce, the Taiwan Affairs Office and the National Development and Reform Commission, as well as approvals by authorities in Taiwan, including approval by the Investment Commission Ministry of Economic Affairs of Taiwan. These government approvals may not be obtained or other closing conditions may not be satisfied, in which case the transaction may not be consummated or may be delayed. The transaction may also be subject to review by the Committee on Foreign Investment in the United States, which could determine to block the transaction or require divestment of certain assets included in the transaction. If the transaction is not consummated, our results of operations and financial condition will be adversely affected, and we will need to seek alternative avenues for the sale of the associated assets and the monetization of the associated patents and patent applications, which we may be unable to do on favorable terms, if at all. If the failure to consummate the transaction is a result of our material breach of contract or as a result of proceedings of a United States governmental authority, we may be required to return the $5.0 million deposit O-Film paid to us in connection with the signing of the letter of intent for the transaction, which deposit is otherwise non-refundable. If the transaction is delayed, we may incur additional expenses associated with maintaining the assets and associated facilities that we currently do not expect to incur.

We are in the process of implementing a restructuring to cease our remaining manufacturing operations. The restructuring may take longer than we anticipate or require us to incur a greater amount of charges than we currently estimate.
In January 2014, we announced a restructuring to cease our remaining manufacturing operations. In connection with the restructuring, we are undertaking a related workforce reduction of over 300 employees primarily in Taiwan, the United States, and Japan, and we are in the process of closing our facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. We undertook these actions to reduce operating costs in conjunction with the decision to no longer pursue a strategy of manufacturing and selling mems|cam products, but instead to focus on our core intellectual property business, including our FotoNation image enhancement business and monetizing the intellectual property portfolio and technology of DigitalOptics Corporation, through a sale, licensing or other means. Although we expect the restructuring, workforce reduction and facility closures to be completed during the third quarter of 2014, the restructuring may take longer than anticipated, which could cause disruption to our business activities, diminish anticipated savings and/or result in increased restructuring costs, which would adversely affect our operating results and financial condition. We incurred approximately $49.0 million in the fourth quarter of 2013 and $4.5 million in the first six months of 2014 in connection with this restructuring. The restructuring could result in additional charges that exceed these estimates, which could adversely affect our operating results and financial condition.
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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our corporate headquarters are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
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

*
These acquisitions could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, these acquisitions could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred. We may also be required to recognize impairment charges of acquired assets or goodwill, and if we decide to restructure acquired businesses, we may incur other restructuring charges. For example, in June 2012, we acquired a manufacturing operation in Zhuhai, China and, subsequently, this facility was closed in the third quarter of 2013. In January 2014, we announced a restructuring of our DigitalOptics business to cease its remaining manufacturing operations, in connection with which we incurred approximately $49.0 million in restructuring and impairment charges in the fourth quarter of 2013 and $4.5 million in the first six months of 2014.

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

If our amortizable intangible assets (such as acquired patents) become impaired, we may be required to record a significant charge to earnings.
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to review our amortizable intangible assets (such as our patent portfolio)for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. In the first quarter of 2013, we recorded an impairment of goodwill of $6.7 million when we revised our business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made our leased manufacturing facility in Zhuhai, China unnecessary and the goodwill tied to the facility became impaired. We also recorded an $8.7 million charge due to the abandonment of existing patents and technology, which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them. In the fourth quarter of 2013, we recorded an impairment of intangible assets of approximately $7.0 million in connection with the restructuring that we announced in January 2014. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.
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
(c) Stock Repurchases

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Share in thousands)
2014
April	36	$22.82	36
May	1,051	21.95	1,051
June	314	22.85	314
Total	1,401	$22.18	1,401	$65.4 million

(a) In August 2007, the Board authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. No expiration date has been specified for this plan. All repurchases in the six months ended June 30, 2014 were made under this plan.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1
Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2
Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013, April 29, 2013 and May 22, 2013 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

10.1
Letter Agreement, dated June 27, 2014, by and between the Registrant and John Thode (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2014, and incorporated herein by reference)

10.2
Change in Control Severance Agreement, dated June 27, 2014, by and between the Registrant and John Thode (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on July 2, 2014, and incorporated herein by reference)

10.3
Amendment to Severance Agreement, dated June 27, 2014, by and between the Registrant and John Thode (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on July 2, 2014, and incorporated herein by reference)

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
Dated: August 5, 2014

TESSERA TECHNOLOGIES, INC.

By:	/s/ Thomas Lacey
Thomas Lacey Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1
Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2
Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013, April 29, 2013 and May 22, 2013 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

10.1
Letter Agreement, dated June 27, 2014, by and between the Registrant and John Thode (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2014, and incorporated herein by reference)

10.2
Change in Control Severance Agreement, dated June 27, 2014, by and between the Registrant and John Thode (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on July 2, 2014, and incorporated herein by reference)

10.3
Amendment to Severance Agreement, dated June 27, 2014, by and between the Registrant and John Thode (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on July 2, 2014, and incorporated herein by reference)

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