Form 10-Q
period 2014-09-30
TESSERA TECHNOLOGIES INC
filed 2014-11-04
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of October 24, 2014 was 52,770,296.

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$47,338	$73,722
Short-term investments	351,370	285,865
Accounts receivable	2,662	3,138
Current deferred tax assets	7,015	56
Current assets of discontinued operations	5,575	7,029
Other current assets	16,852	22,501
Total current assets	430,812	392,311
Property and equipment, net	4,363	9,481
Intangible assets, net	74,655	81,202
Long-term deferred tax assets	45,989	904
Other assets	298	855
Long-term assets of discontinued operations	406	—
Total assets	$556,523	$484,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,124	$3,209
Accrued legal fees	5,780	10,189
Accrued liabilities	11,104	23,535
Deferred revenue	9,406	1,149
Current liabilities of discontinued operations	11,507	407
Total current liabilities	39,921	38,489
Long-term deferred tax liabilities	520	520
Other long-term liabilities	1,911	5,110
Long-term liabilities of discontinued operations	197	197
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 57,156 and 55,617 shares issued, respectively, and 52,688 and 53,442 shares outstanding, respectively	57	55
Additional paid-in capital	564,231	530,762
Treasury stock at cost; 4,468 and 2,175 shares of common stock at each period end, respectively	(89,910)	(39,918)
Accumulated other comprehensive income (loss)	(145)	133
Retained earnings (deficit)	39,741	(50,595)
Total stockholders’ equity	513,974	440,437
Total liabilities and stockholders’ equity	$556,523	$484,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Royalty and license fees	$93,334	$37,261	$218,883	$112,478
Total revenues	93,334	37,261	218,883	112,478
Operating expenses:
Cost of revenues	243	849	1,289	2,640
Research, development and other related costs	10,327	8,394	29,082	24,686
Selling, general and administrative	14,887	15,280	45,203	59,996
Litigation expense	5,821	12,698	22,986	44,111
Restructuring, impairment of long-lived assets and other charges	67	993	1,594	4,335
Total operating expenses	31,345	38,214	100,154	135,768
Operating income (loss)	61,989	(953)	118,729	(23,290)
Other income and expense, net	338	160	1,101	922
Income (loss) before taxes from continuing operations	62,327	(793)	119,830	(22,368)
Provision for (benefit from) income taxes	(40,357)	33,363	(18,795)	25,571
Income (loss) from continuing operations	102,684	(34,156)	138,625	(47,939)
Income (loss) from discontinued operations, net of tax	6,012	(36,813)	(5,260)	(83,467)
Net income (loss)	$108,696	$(70,969)	$133,365	$(131,406)
Income (loss) per share:
Income (loss) from continuing operations:
Basic	$1.96	$(0.63)	$2.62	$(0.90)
Diluted	$1.93	$(0.63)	$2.59	$(0.90)
Income (loss) from discontinued operations:
Basic	$0.11	$(0.68)	$(0.10)	$(1.57)
Diluted	$0.11	$(0.68)	$(0.10)	$(1.57)
Net income (loss):
Basic	$2.07	$(1.31)	$2.52	$(2.47)
Diluted	$2.04	$(1.31)	$2.49	$(2.47)
Cash dividends declared per share	$0.10	$0.10	$0.82	$0.60
Weighted average number of shares used in per share calculations-basic	52,500	54,076	52,842	53,199
Weighted average number of shares used in per share calculations-diluted	53,286	54,076	53,519	53,199
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$108,696	$(70,969)	$133,365	$(131,406)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities, net of tax	(237)	167	(278)	(59)
Other comprehensive income (loss)	(237)	167	(278)	(59)
Comprehensive income (loss)	$108,459	$(70,802)	$133,087	$(131,465)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$133,365	$(131,406)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment	1,432	13,070
Amortization of intangible assets	13,772	17,151
Stock-based compensation expense	9,824	10,015
Gain on disposal of property and equipment and other assets, net	(335)	(9,137)
Impairment of goodwill	—	6,664
Non-cash restructuring, impairment of long-lived assets and other charges	820	23,142
Deferred income tax and other, net	(55,243)	22,909
Amortization of discount on investments and other	—	209
Patents received through settlement agreements	(1,591)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(442)	8,981
Inventories	—	1,123
Other assets	5,178	(9,640)
Accounts payable	(806)	(4,869)
Accrued legal fees	(3,872)	711
Accrued and other liabilities	(2,147)	(8,214)
Deferred revenue	8,257	(3,608)
Net cash from operating activities	108,212	(62,899)
Cash flows from investing activities:
Purchases of property and equipment	(1,275)	(15,826)
Proceeds from sale of property and equipment and other assets	7,470	18,544
Purchases of short-term available-for-sale investments	(215,584)	(188,491)
Proceeds from maturities and sales of short-term and long-term investments	149,801	228,486
Purchases of intangible assets	(5,634)	(2,350)
Net cash from investing activities	(65,222)	40,363
Cash flows from financing activities:
Dividend paid	(43,029)	(32,167)
Proceeds from exercise of stock options	21,947	31,198
Proceeds from employee stock purchase program	1,700	3,417
Repurchase of common stock	(49,992)	(5,438)
Net cash from financing activities	(69,374)	(2,990)
Net decrease in cash and cash equivalents	(26,384)	(25,526)
Cash and cash equivalents at beginning of period	73,722	103,802
Cash and cash equivalents at end of period	$47,338	$78,276

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
The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2014 and 2013, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2013 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 3, 2014 (the “Form 10-K”).
The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2014 or any future period and the Company makes no representations related thereto.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2014, as compared to the significant accounting policies described in the Form 10-K.
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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid income taxes	$12,666	$14,817
Interest receivable	1,884	2,311
Other	2,302	5,373
	$16,852	$22,501

Property and equipment, net consisted of the following (in thousands):

	September 30, 2014 (1)	December 31, 2013 (1)
Furniture and office equipment	$19,800	$21,288
Production equipment	—	2,527
Land, buildings and leasehold improvements	4,170	4,151
	23,970	27,966
Less: Accumulated depreciation and amortization	(19,607)	(18,485)
	$4,363	$9,481
(1) The cost and accumulated depreciation and amortization of these assets have been reduced by the amount of impairment taken on these assets. See Note 14 - "Restructuring, Impairment of Long-lived Assets and Other Charges" for additional details.
Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Employee compensation and benefits	$9,092	$7,460
Purchase obligations (2)	—	9,800
Other (3)	2,012	6,275
	$11,104	$23,535

(2) Purchase obligations related to inventory and equipment. See Note 14 - "Restructuring, Impairment of Long-lived Assets and Other Charges" for additional details.
(3) Accrued liabilities relating to the Company's operations in Zhuhai, China and the mems|cam manufacturing operations are included in current liabilities of discontinued operations. See Note 5 – "Discontinued Operations," for additional details.

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Unrecognized tax benefits	$1,911	$5,110
	$1,911	$5,110
Accumulated other comprehensive income consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Unrealized gains and losses on available-for-sale securities, net of tax	$(145)	$133
	$(145)	$133
NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$236,188	$60	$(270)	$235,978
Municipal bonds and notes	53,724	39	—	53,763
Commercial paper	30,785	4	—	30,789
Treasury and agency notes and bills	39,617	27	(4)	39,640
Money market funds	16,960	—	—	16,960
Total available-for-sale securities	$377,274	$130	$(274)	$377,130
Reported in:
Cash and cash equivalents				$25,760
Short-term investments				351,370
Total marketable securities				$377,130

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$131,374	$75	$(31)	$131,418
Municipal bonds and notes	109,879	74	(3)	109,950
Treasury and agency notes and bills	28,038	17	(2)	28,053
Commercial paper	21,216	4	(1)	21,219
Money market funds	13,198	—	—	13,198
Total available-for-sale securities	$303,705	$170	$(37)	$303,838
Reported in:
Cash and cash equivalents				$17,973
Short-term investments				285,865
Total marketable securities				$303,838
At September 30, 2014 and December 31, 2013, the Company had $398.7 million and $359.6 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $21.6 million and $55.8 million at September 30, 2014 and December 31, 2013, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three and nine months ended September 30, 2014 and 2013.
Unrealized loss (net of unrealized gains) of $(0.1) million, net of tax, as of September 30, 2014, were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of September 30, 2014 because the Company has the ability to hold these investments to allow for recovery, and does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and nine months ended September 30, 2014 and 2013, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at September 30, 2014 and December 31, 2013, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

September 30, 2014	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$145,099	$(270)	$5,006	$—	$150,105	$(270)
Treasury and agency notes and bills	7,534	(4)	—	—	7,534	(4)
Commercial paper	5,497	—	—	—	5,497	—
Total	$158,130	$(274)	$5,006	$—	$163,136	$(274)

December 31, 2013	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$9,151	$(31)	$—	$—	$9,151	$(31)
Municipal bonds and notes	5,495	(3)	—	—	5,495	(3)
Commercial paper	66,379	(1)	—	—	66,379	(1)
Total	$81,025	$(35)	$—	$—	$81,025	$(35)

The estimated fair value of marketable securities by contractual maturity at September 30, 2014 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$240,131
Due in one to two years	136,999
Total	$377,130
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

•
In the third quarter of 2013, the Company continued to restructure its DigitalOptics business through the sale of its Micro-Optics business based in Charlotte, North Carolina. Originally purchased in 2006, this business focused on diffractive optical elements, refractive optical elements, and integrated micro-optic sub-assemblies. The Company determined these offerings were no longer part of its long-term strategy for the DigitalOptics business. As a result, in August 2013, the Company sold all of the related assets of the Micro-Optics business. The Company retained ownership of the related land and building and certain fabrication assets for this facility. These assets were classified as assets held for sale until they were sold in August 2014.

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
The results from discontinued operations were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Revenues:
Product and service revenues	$—		$1,194		$32		$6,378
Total revenues	—		1,194		32		6,378
Operating expenses:
Cost of revenues	—		1,808		21		12,265
Research, development and other related costs	253		13,324		5,807		45,403
Selling, general and administrative	263		2,986		2,640		9,931
Restructuring, impairment of long-lived assets and other charges	1,231	(1)	764	(2)	5,768	(1)	19,668	(2)
Impairment of goodwill	—		—		—		6,664	(3)
Total operating expenses	1,747		18,882		14,236		93,931
Operating loss before taxes	(1,747)		(17,688)		(14,204)		(87,553)
Other income and expense, net	198		258		685		318
Provision (benefit) from income taxes	(7,561)		19,383		(8,259)		(3,768)
Net income (loss) from discontinued operations	$6,012		$(36,813)		$(5,260)		$(83,467)

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

(3) See Note 7 – "Goodwill and Identified Intangible Assets."

The current assets and current liabilities of discontinued operations were as follows (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable and other assets, net	$930	$29
Property and equipment, net (1)	4,318	7,000
Other	327	—
Total current assets of discontinued operations	$5,575	$7,029

Long-term assets of discontinued operations	$406	$—
Accounts payable	279	—
Accrued legal fees	537	—
Accrued liabilities (2)	10,691	407
Total current liabilities of discontinued operations	$11,507	$407

Long-term liabilities of discontinued operations	$197	$197

(1) The decrease in the September 30, 2014 balance from the December 31, 2013 balance results from the sale of land and building assets of our DigitalOptics operations in Charlotte in August 2014, partially offset by the inclusion in discontinued

operations of assets related to our former mems|cam manufacturing operations since January 2014, whereas they were included in continuing operations as of December 31, 2013. The mems/cam assets are classified as held for sale.

(2) The increase in the September 30, 2014 balances from the December 31, 2013 balances is related to the cessation of all mems|cam manufacturing operations with the liabilities of those operations being included in discontinued operations since 2014, whereas they were included in continuing operations as of December 31, 2013. At September 30, 2014, this amount is primarily related to lease obligations, purchase commitments and employee severance.

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

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of September 30, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$16,961	$16,961	$—	$—
Corporate bonds and notes (2)	235,978	—	235,978	—
Municipal bonds and notes (2)	53,763	—	53,763	—
Treasury and agency notes and bills (2)	39,639	—	39,639	—
Commercial paper (3)	30,789	—	30,789	—
Total Assets	$377,130	$16,961	$360,169	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at September 30, 2014:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$13,198	$13,198	$—	$—
Corporate bonds and notes (2)	131,418	—	131,418	—
Municipal bonds and notes (2)	109,950	—	109,950	—
Treasury and agency notes and bills (2)	28,053	—	28,053	—
Commercial paper (3)	21,219	—	21,219	—
Total Assets	$303,838	$13,198	$290,640	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2013:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Assets included in discontinued operations and held for sale		Other
Balance at December 31, 2013	$9,720	(1)	$—
Asset additions	1,598	(1)	—
Assets sold	(7,000)	(2)	—
Assets received	—		1,591	(3)
Balance at September 30, 2014	$4,318		$1,591

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

(2) These assets related to the land and building which were part of our DigitalOptics business. This business was discontinued in 2013 and these assets were sold in August 2014.

(3) This amount represents the value of the patents that were received as part of a litigation settlement. These assets were valued using a methodology based on an arms-length purchase price of bulk patent assets, with adjustments based on limited pick rights, the total available market, and remaining average patent life.

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

Identified intangible assets consisted of the following (in thousands):

		September 30, 2014			December 31, 2013
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$129,187	$(57,787)	$71,400	$121,962	$(45,551)	$76,411
Existing technology	5-10	18,700	(17,742)	958	18,700	(16,939)	1,761
Customer contracts	3-9	8,600	(6,331)	2,269	8,600	(5,614)	2,986
Trade name	4-10	520	(492)	28	520	(476)	44
		$157,007	$(82,352)	$74,655	$149,782	$(68,580)	$81,202
Amortization expense for the three months ended September 30, 2014 and 2013 amounted to $4.6 million and $5.3 million, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 amounted to $13.8 million and $17.2 million, respectively.
As of September 30, 2014, the estimated future amortization expense of intangible assets is as follows (in thousands):

2014 (remaining 3 months)	$4,616
2015	17,887
2016	17,036
2017	14,762
2018	13,014
Thereafter	7,340
$74,655

NOTE 8 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and nine months ended September 30, 2014 and 2013.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September30, 2013
Denominator:
Weighted average common shares outstanding	52,571	54,176	52,926	53,277
Less: Unvested common shares subject to repurchase	(71)	(100)	(84)	(78)
Total common shares-basic	52,500	54,076	52,842	53,199
Effect of dilutive securities:
Stock awards	325	—	319	—
Restricted stock awards and units	461	—	358	—
Total common shares-diluted	53,286	54,076	53,519	53,199

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
For the three and nine months ended September 30, 2014, in the calculation of net income per share, 1.0 million and 2.0 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share as they were anti-dilutive.
For the three and nine months ended September 30, 2013, in the calculation of net loss per share, all 2.2 million and 2.9 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share as they were anti-dilutive.

NOTE 9 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. In October 2014, the Board increased the amount authorized to be used for repurchases to $250.0 million. As of September 30, 2014, the Company had repurchased a total of approximately 4,435,000 shares of common stock, since inception of the plan, at an average price of $20.11 per share for a total cost of $89.2 million. As of December 31, 2013, the Company had repurchased a total of approximately 2,145,000 shares of common stock, since inception of the plan, at an average price of $18.32 per share for a total cost of $39.3 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2014, the total amount available for repurchase was $60.8 million and after taking into account the additional $100 million authorized by the Board in October 2014, approximately $160 million as of the date of this filing. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and non-statutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options under the 2003 Plan generally have a term of ten years from the date of grant. Options, restricted stock awards, and restricted stock units granted under the 2003 Plan generally vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of September 30, 2014, there were approximately 4.8 million shares reserved for future grant under the 2003 Plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2013	3,917	$18.37
Options granted	185	$21.33
Options exercised	(1,290)	$17.00
Options canceled / forfeited / expired	(700)	$17.97
Balance at September 30, 2014	2,112	$19.60

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of September 30, 2014 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2013	737	348	1,085	$18.46
Awards and units granted	215	309	524	$22.33
Awards and units vested / earned	(143)	—	(143)	$17.97
Awards and units canceled / forfeited	(156)	(24)	(180)	$17.88
Balance at September 30, 2014	653	633	1,286	$20.17

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
As of September 30, 2014, there were approximately 574,000 shares reserved for grant under the ESPP and the International ESPP, collectively.
NOTE 10 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cost of revenues	$—	$(101)	$18	$26
Research, development and other related costs	609	468	2,276	2,543
Selling, general and administrative	2,784	1,977	7,530	7,446
Total stock-based compensation expense	$3,393	$2,344	$9,824	$10,015

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2014 and 2013 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Employee stock options	$781	$1,416	$2,582	$6,363
Restricted stock awards and units	2,522	603	6,783	2,421
Employee stock purchase plan	90	325	459	1,231
Total stock-based compensation expense	$3,393	$2,344	$9,824	$10,015
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
The following assumptions were used to value the options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Expected life (in years)	4.9	5.0	4.9	5.0
Risk-free interest rate	1.8%	1.4%	1.6-1.8%	0.8-1.4%
Dividend yield	3.5%	3.8%	3.4 -4.1%	2.3 -3.8%
Expected volatility	37.3%	56.7%	37.3 - 41.4%	56.7 - 59.5%

ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2014	February 2013	August 2014	August 2013
Expected life (years)	2.0	2.0	2.0	2.0
Risk-free interest rate	0.3%	0.3%	0.5%	0.4%
Dividend yield	3.4%	2.3%	3.5%	3.8%
Expected volatility	31.0%	40.6%	27.6%	38.9%

NOTE 11 – INCOME TAXES

The benefit from income taxes for the three months ended September 30, 2014 was $40.4 million and the benefit for income taxes for the nine months ended September 30, 2014 was $18.8 million. The benefit from income taxes for the three and nine months ended September 30, 2014 was primarily due to a benefit from the release of valuation allowance on U.S. federal deferred taxes offset by foreign withholding tax and foreign income taxes. The benefit from release of valuation allowance for the three and nine months ended September 30, 2014 is approximately $61.0 million. The provision for income taxes for the three and nine months ended September 30, 2013 was $33.4 million and $25.6 million, respectively, and was largely due to a projected tax benefit from domestic and certain foreign losses as offset by an increase in valuation allowance on U.S. federal deferred taxes. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the benefit for income taxes for the nine months ended September 30, 2014 as compared to the same period in the prior year is largely attributable to the release in valuation allowance on U.S. federal deferred taxes recognized in the current period as opposed to an increase in valuation allowance that was recognized in the same period last year.
The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the net deferred tax assets during the third quarter of 2014, the Company determined that it was more likely than not that it would realize the majority of U.S. federal deferred tax assets. This resulted in the reestablishment of U.S. federal deferred tax assets of $53.0 million at September 30, 2014.

As of September 30, 2014, unrecognized tax benefits approximated $3.0 million, of which $1.4 million would affect the effective tax rate if recognized. At December 31, 2013, unrecognized tax benefits were $5.0 million of which $3.5 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $0.6 million to $0.9 million in the next 12 months due to the expected lapse of statutes of limitation relating to the federal and state research tax credit, certain domestic deductions, as well as foreign tax incentives.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2014, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of September 30, 2014 and December 31, 2013, the Company had accrued $0.5 million and $0.6 million, respectively, of interest and penalties related to unrecognized tax benefits.
At September 30, 2014, the Company's 2008, 2009, and 2011 through 2013 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company recently completed an Internal Revenue Service examination related to its 2008 and 2009 tax returns which resulted in minimal changes to the statement of operations. The Company is not currently under any domestic state income tax examination.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Lease and Purchase Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-

cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2014 and 2013 amounted to $0.9 million and $1.2 million, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 amounted to $2.8 million and $3.6 million, respectively.
As of September 30, 2014, future minimum lease payments are as follows (in thousands):

Lease Obligations
2014 (remaining 3 months)	$973
2015	3,037
2016	2,713
2017	2,773
2018	2,575
Thereafter	3,919
$15,990
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

A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Three Months Ended,				Nine Months Ended,
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Taiwan	$46,612	50%	$786	2%	$97,654	44%	$1,954	2%
Korea	24,308	26	17,760	48	74,037	34	49,788	44
Japan	2,049	2	5,777	16	11,977	6	15,066	13
U.S.	12,832	14	12,163	32	19,769	9	39,699	35
Other Asia	7,533	8	775	2	15,446	7	5,971	6
	$93,334	100%	$37,261	100%	$218,883	100%	$112,478	100%
For the three months ended September 30, 2014 and 2013, there were four and three customers, respectively, that each accounted for 10% or more of total revenues. For the nine months ended September 30, 2014 and 2013, there were two and three customers, respectively, that each accounted for 10% or more of total revenues.

As of September 30, 2014 and December 31, 2013, property and equipment, net, by geographical area are presented below (in thousands):

	September 30, 2014	December 31, 2013
U.S.	$3,795	$4,725
Taiwan	—	2,394
Israel	—	1,431
Romania and other	568	931
Total	$4,363	$9,481
NOTE 14 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

In January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these efforts, the Company is undertaking a workforce reduction of over 300 employees and is in the process of closing its facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. These actions triggered a $32.8 million impairment of manufacturing equipment, a $4.8 million impairment of intangible assets, purchase obligations of $9.8 million for inventory and equipment, and impairments of IT related assets of $2.1 million in the fourth quarter of 2013. Additionally, in the first nine months of 2014, the Company incurred additional restructuring and other charges including $3.6 million of employee severance. In this document, the operations and financial results of the mems|cam operations are considered discontinued operations. For more information regarding these actions, see Note 5 - "Discontinued Operations" and Note 7 – "Goodwill and Identified Intangible Assets."

NOTE 15 – SUBSEQUENT EVENTS

On October 30, 2014, the Board declared a cash dividend of $0.10 per share of common stock, payable on December 17, 2014, for the stockholders of record at the close of business on November 26, 2014.

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

Business Overview
We generate revenue from licensing to manufacturers and other implementers that use our technology in areas such as mobile computing and communications, memory and data storage, and 3DIC technologies. Our technology is both developed internally and acquired and includes chip-scale packaging solutions, interconnect solutions and product and solutions for mobile imaging which include our FaceToolsTM, FacePowerTM, FotoSavvyTM, face beautification, red-eye removal, High Dynamic Range, panorama, and image stabilization intellectual property.

In April 2014, the Company and its wholly-owned subsidiary DigitalOptics Corporation (together with its subsidiaries, “DOC”) entered into a definitive agreement with Shenzhen O-Film Tech Co., LTD. (“Shenzhen O-Film,” together with affiliates, collectively, “O-Film”) whereby O-Film has agreed to pay DOC $50.0 million, consisting of a $20.5 million prepaid royalty and support fee for a non-exclusive license to specific FotoNation product features ($3.5 million of which was already paid by O-Film in the second quarter of 2014), $7.5 million for a non-exclusive license for core MEMS auto-focus and other related intellectual property and $22.0 million for certain manufacturing equipment and supplies and certain non-core patents and patent applications (including patents and patent applications for Wafer Level Optics, Micro Optics and camera module technology), in each case, at the closing of the transaction (except for the $3.5 million related to the FotoNation product features which was already paid). O-Film has also agreed to pay DOC a per unit royalty for O-Film’s MEMS-based camera models beginning after an initial royalty free period of time. We have met our obligations under the agreement and are seeking to close the transaction. At present, however, timing and consummation of the transaction is uncertain.

In March 2014, in connection with entering into a letter of intent with DOC, O-Film paid DOC a $5.0 million deposit, which will be credited toward the $50.0 million purchase price under the definitive agreement. The deposit is non-refundable in the event the transaction does not close, except in certain circumstances. In April 2014, O-Film also paid DOC a non-refundable fee of $2.0 million to retain an option to purchase leasehold improvements related to DOC’s manufacturing facility in Taiwan. O-Film has agreed to cover substantially all of DOC’s MEMS-related operating costs, including costs of DOC’s facility in Arcadia, California, during the period from the date of the definitive agreement through October 2014.

In January 2014, we announced the cessation of all mems|cam manufacturing operations. As part of these efforts, we are undertaking a workforce reduction of over 300 employees and are in the process of closing our facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. As a result of these closures, certain assets were impaired or were written off entirely and restructuring and other charges were taken in 2013. In the first nine months of 2014, we incurred an additional $5.8 million of restructuring and other charges. In this document, the operations and financial results of the mems|cam operations are considered discontinued operations. For more information regarding these actions, see Note 5 - "Discontinued Operations", Note 7 – "Goodwill and Identified Intangible Assets" and Note 14 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Condensed Consolidated Financial Statements. As a result of these actions, during the first quarter of 2014, we determined that we operate our business in one operating segment, focused on the monetization of intellectual property, both internally developed and acquired, through royalties, licenses and other means. Previously, we operated in two operating segments – Intellectual Property and DigitalOptics.

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

In the past, we have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. For example, on May 9, 2014 (as amended on June 23, 2014), the International Court of Arbitration of the International Chamber of Commerce issued an award in favor of Tessera, Inc. in its dispute with Amkor Technology, Inc. ("Amkor"). We believe that the dispute with Amkor and similar future proceedings may result in fluctuations in our revenue and expenses.
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Royalty and license fees (1)	100%	100%	100%	100%
Total Revenues	100	100	100	100
Operating expenses:
Cost of revenues	1	2	—	2
Research, development and other related costs	11	23	16	22
Selling, general and administrative	16	41	20	53
Litigation expense	6	34	10	39
Restructuring, impairment of long-lived assets and other charges	—	3	—	5
Total operating expenses	34	103	46	121
Operating income (loss) from continuing operations	66	(3)	54	(21)
Other income and expense, net	1	1	1	1
Income (loss) from continuing operations before taxes	67	(2)	55	(20)
Provision for (benefit from) income taxes	(43)	90	(8)	23
Income (loss) from continuing operations	110	(92)	63	(43)
Income (loss) from discontinued operations, net of tax	6	(98)	(2)	(74)
Net income (loss)	116%	(190)%	61%	(117)%

(1) Revenue previously classified as past production payments, defined as royalty payments for the use of our intellectual property and where payments are made as part of a settlement of a patent infringement dispute from previously unlicensed parties, has been reclassified and is included in "Royalty and license fees"

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	September 30, 2014	September 30, 2013	Increase/ (Decrease)	% Change
Royalty and license fees	$93,334	$37,261	$56,073	150%

The $56.1 million or 150% increase in revenues was primarily due to the second payment made by PTI in connection with Tessera, Inc.'s settlement with PTI noted above and the impact of our new license agreement with Micron Technology, Inc..

	Nine Months Ended
	September 30, 2014	September 30, 2013	Increase/ (Decrease)	% Change
Royalty and license fees	$218,883	$112,478	$106,405	95%

The $106.4 million or 95% increase in revenues was primarily due to episodic payments in the nine months ended September 30, 2014, including payments made by PTI in connection with Tessera, Inc.’s settlement with PTI noted above and payments related to new license agreements with Micron Technology, Inc. and Samsung Electronics Co., Ltd.
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
Cost of revenues for the three months ended September 30, 2014 was $0.2 million, as compared to $0.8 million for the three months ended September 30, 2013, a decrease of $0.6 million, or 75%. Cost of revenues for the nine months ended September 30, 2014 was $1.3 million, as compared to $2.6 million for the nine months ended September 30, 2013, a decrease of $1.3 million, or 50%. The decreases were primarily related to a decrease in amortization due to the impairment of intangibles in 2013 (see Note 7 – "Goodwill and Identified Intangibles Assets" in the Notes to Condensed Consolidated Financial Statements).
Research, Development and Other Related Costs
Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale and multi-chip packaging, circuitry design, 3D architectures, wafer-level packaging technology, advanced substrates, and image enhancement technology. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the three months ended September 30, 2014 were $10.3 million, as compared to $8.4 million for the three months ended September 30, 2013, an increase of $1.9 million, or 23%. The increase was primarily related to an increase in salary and benefit costs partially offset by a decrease in legal expense related to the maintenance of patents.
Research, development and other related costs for the nine months ended September 30, 2014 were $29.1 million, as compared to $24.7 million for the nine months ended September 30, 2013, an increase of $4.4 million, or 18%. The increase was primarily related to an increase in salary and benefit costs and outside services, partially offset by a decrease in legal expense related to the maintenance of patents.
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
Selling, general and administrative expenses for the three months ended September 30, 2014 were $14.9 million, as compared to $15.3 million for the three months ended September 30, 2013, a decrease of $0.4 million, or 3%. The decrease was primarily attributable to a decrease of $0.6 million in outside services and a decrease of $0.5 million in depreciation due to the impairment of fixed assets during 2013. These savings were offset by an increase of $1.2 million in stock based compensation related to restricted stock granted to certain executives during the quarter.
Selling, general and administrative expenses for the nine months ended September 30, 2014 were $45.2 million, as compared to $60.0 million for the nine months ended September 30, 2013, a decrease of $14.8 million, or 25%. The decrease was primarily attributable to a decrease of $5.4 million in salary and benefit costs related to the employee reductions resulting from our restructuring activities over the past several quarters, a decrease of $5.2 million in outside services and a decrease of $1.9 million in depreciation due to the impairment of fixed assets during 2013.
Litigation Expense
Litigation expense for the three months ended September 30, 2014 was $5.8 million, as compared to $12.7 million for the three months ended September 30, 2013, a decrease of $6.9 million, or 54%. Litigation expense for the nine months ended September 30, 2014 was $23.0 million, as compared to $44.1 million for the nine months ended September 30, 2013, a decrease of $21.1 million, or 48%. These decreases were primarily attributable to the decrease of our docket of legal proceedings, including the recent settlement activities.
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
Restructuring, Impairment of Long-Lived Assets and Other Charges
Restructuring, impairment of long-lived assets and other charges for the three months ended September 30, 2014 was $0.1 million, as compared to $1.0 million for the three months ended September 30, 2013, a decrease of $0.9 million. Restructuring, impairment of long-lived assets and other charges for the nine months ended September 30, 2014 was $1.6 million, as compared to $4.3 million for the nine months ended September 30, 2013, a decrease of $2.7 million. These expenses result from the continued restructuring of our DigitalOptics business. The costs are decreasing as the restructuring activities are nearly completed and we anticipate these activities will be completed within the near future.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended,
	September 30, 2014	September 30, 2013
Cost of revenues	$—	$(101)
Research, development and other related costs	609	468
Selling, general and administrative	2,784	1,977
Total stock-based compensation expense	$3,393	$2,344

	Nine Months Ended,
	September 30, 2014	September 30, 2013
Cost of revenues	$18	$26
Research, development and other related costs	2,276	2,543
Selling, general and administrative	7,530	7,446
Total stock-based compensation expense	$9,824	$10,015
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the three months ended September 30, 2014, stock-based compensation expense was $3.4 million, of which $0.8 million related to employee stock options, $2.5 million related to restricted stock awards and units and $0.1 million related to employee stock purchases. For the three months ended September 30, 2013, stock-based compensation expense was $2.3 million, of which $1.4 million related to employee stock options, $0.6 million related to restricted stock awards and units and $0.3 million related to employee stock purchases. The increase in stock based compensation for the three months ended September 30, 2014 resulted from an increase in restricted stock grants given to certain executives. This increase was partially offset by fewer options outstanding due to employee reductions that were part of our restructuring activities that have occurred over the past several quarters.
For the nine months ended September 30, 2014, stock-based compensation expense was $9.8 million, of which $2.6 million related to employee stock options, $6.8 million related to restricted stock awards and units and $0.5 million related to employee stock purchases. For the nine months ended September 30, 2013, stock-based compensation expense was $10.0 million, of which $6.4 million related to employee stock options, $2.4 million related to restricted stock awards and $1.2 million related to employee stock purchases. The decrease in stock based compensation for the nine months ended September 30, 2014 resulted from fewer options outstanding due to employee reductions that were part of our restructuring activities that have occurred over the past several quarters. This decrease was partially offset by an increase in restricted stock grants given to certain executives.
Other Income and Expense, Net
Other income and expense, net for the three months ended September 30, 2014 was $0.3 million, as compared to $0.2 million for the three months ended September 30, 2013. Other income and expense, net for the nine months ended September 30, 2014 was $1.1 million, as compared to $0.9 million for the three months ended September 30, 2013.
Provision for (benefit from) Income Taxes

The benefit from income taxes for the three months ended September 30, 2014 was $40.4 million and the benefit for income taxes for the nine months ended September 30, 2014 was $18.8 million. The benefit from income taxes for the three and nine months ended September 30, 2014 was primarily due to a benefit from the release of valuation allowance on U.S. federal deferred taxes offset by foreign withholding tax and foreign income taxes. The benefit from release of valuation allowance for the three and nine months ended September 30, 2014 is approximately $61.0 million. The provision for income taxes for the three and nine months ended September 30, 2013 was $33.4 million and $25.6 million, respectively, and was largely due to a projected tax benefit from domestic and certain foreign losses as offset by an increase in valuation allowance on U.S. federal deferred taxes. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the benefit for income taxes for the nine months ended September 30, 2014 as compared to the same period in the prior year is largely attributable to the release in valuation allowance on U.S. federal deferred taxes recognized in the current period as opposed to an increase in valuation allowance that was recognized in the same period last year.
The Company released substantially all of its valuation allowance against U.S. federal deferred tax assets. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the third quarter of 2014, we determined that it was more likely than not that we would realize substantially all of our U.S. federal deferred tax assets. Accordingly, we determined that no valuation allowance is required on substantially all of our federal deferred tax assets. We continue to monitor the likelihood that we will be able to recover our deferred tax assets. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the statement of operations in the period the valuation allowance is provided.

Discontinued Operations
Income from discontinued operations for the three months ended September 30, 2014 was $6.0 million, as compared to a loss of $36.8 million for the three months ended September 30, 2013. Loss from discontinued operations for the nine months ended September 30, 2014 was $5.3 million, as compared to a loss of $83.5 million for the nine months ended September 30, 2013. The improving financial performance during 2014 results from fewer active businesses included in discontinued operations during the first nine months of 2014 when compared to the first nine months of 2013. In the third quarter of 2013, we sold our Micro-Optics business located in Charlotte, North Carolina, and at the end of the first quarter of 2013, we shut-down our camera module manufacturing facility in Zhuhai, China so both of these operations had significant operations in 2013 but had no impact in 2014. Additionally, the Company received tax benefits in 2014 related to the release of a valuation on tax assets. The Company anticipates that the expenses associated with discontinued operations will reduce significantly over the reminder of the year. For further information about discontinued operations, see Note 5 – "Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$47,338	$73,722
Short-term investments	351,370	285,865
Total cash, cash equivalents and short-term investments	$398,708	$359,587
Percentage of total assets	72%	74%

	Nine Months Ended
	September 30, 2014	September 30, 2013
Net cash from operating activities	$108,212	$(62,899)
Net cash from investing activities	$(65,222)	$40,363
Net cash from financing activities	$(69,374)	$(2,990)
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $398.7 million at September 30, 2014, an increase of $39.1 million from $359.6 million at December 31, 2013. This increase resulted from $133.4 million in net income which generated $108.2 million in cash from operations and from $23.6 million in proceeds from the exercise of stock options and employee stock purchases. This increase was partially offset by $50.0 million in stock repurchases and $43.0 million in dividends paid during the first nine months of 2014. Cash and cash equivalents were $47.3 million at September 30, 2014, a decrease of $26.4 million from $73.7 million at December 31, 2013.
Cash flows provided by operations were $108.2 million for the nine months ended September 30, 2014, primarily due to our net income of $133.4 million being adjusted for non-cash items of depreciation of $1.4 million, amortization of intangible assets of $13.8 million, stock-based compensation expense of $9.8 million and by $4.1 million in changes in operating assets and liabilities. These were partially offset by $53.2 million in reserves released in relation to deferred tax assets.

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
Net cash used in investing activities was $65.2 million for the nine months ended September 30, 2014, primarily related to the purchases of available-for-sale securities of $215.6 million and the purchase of $5.6 million in intangible assets, offset by maturities and sales of short-term investments of $149.8 million and $7.5 million in proceeds primarily from the sale of land and a building from our DigitalOptics business which was discontinued in 2013. Net cash provided by investing activities was $40.4 million for the nine months ended September 30, 2013, primarily related to the maturities and sales of short-term investments of $228.5 million, offset by purchases of available-for-sale securities of $188.5 million, purchases of intangible assets of $2.4 million, and purchases of property and equipment of $15.8 million.
Net cash used in financing activities was $69.4 million for the nine months ended September 30, 2014 due to dividend payments of $43.0 million and stock repurchases of $50.0 million, offset by $23.6 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans. Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2013 due to dividend payments of $32.2 million and stock repurchases of $5.4 million, offset by $36.4 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the nine months ended September 30, 2014 and 2013, no impairment charges with respect to our investments were recorded.
In August 2007, the Company’s Board authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. In October 2014, the Board increased the amount authorized to be used for repurchases to $250.0 million. As of September 30, 2014, we had repurchased a total of approximately 4,435,000 shares of common stock, since inception of the plan, at an average price of $20.11 per share for a total cost of $89.2 million. As of December 31, 2013, we had repurchased a total of approximately 2,145,000 shares of common stock, since inception of the plan, at an average price of $18.32 per share for a total cost of $39.3 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2014, the total amount available for repurchase was $60.8 million and after taking into account the additional $100 million authorized by the Board in October 2014, approximately $160 million as of the date of this filing. We plan to continue to execute authorized repurchases from time to time under the plan.

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
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$15,990	$3,251	$5,552	$4,869	$2,318
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

As of September 30, 2014, the Company had accrued $1.4M of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.5M of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 12 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2014, there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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
On February 24, 2014, Tessera Inc. announced that it had entered into a settlement with ASE. Tessera, Inc. and ASE filed a stipulated dismissal as to ASE on October 28, 2014.
On September 3, 2014, Tessera, Inc. announced that it had entered into a settlement with ST. Tessera, Inc. and ST filed a stipulated dismissal as to ST on September 4, 2014.
This matter is now complete.

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

On August 26, 2014, Tessera, Inc. filed a motion to lift the stay and set answer deadlines. Several defendants filed a notice indicating that they did not oppose the motion. The motion is currently pending.
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
On February 27, 2014, Tessera, Inc. announced a settlement with PTI, pursuant to which the parties agreed to stay the case. On April 22, 2014, the Court convened a hearing on certain tax issues concerning the settlement agreement. On June 5, 2014, Magistrate Judge Paul S. Grewal issued an order regarding that tax dispute, finding that PTI has the tax burden on $31.4 million of the settlement amount. On September 24, 2014, the Court entered a stipulated conditional order dismissing the case with prejudice. If the settlement amounts payable by March 31, 2015 have not been paid, the conditional order dismissing the case may be vacated.
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
On February 27, 2014, Tessera, Inc. announced a settlement with PTI, pursuant to which the parties agreed to stay the case. On April 22, 2014, the Court convened a hearing on certain tax issues concerning the settlement agreement. On June 5, 2014, Magistrate Judge Paul S. Grewal issued an order regarding that tax dispute, finding that PTI has the tax burden on $31.4 million of the settlement amount. On September 24, 2014, the Court entered a stipulated conditional order dismissing the case with prejudice. If the settlement amounts payable by March 31, 2015 have not been paid, the conditional order dismissing the case may be vacated.
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
European Oppositions
On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera, Inc.’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On December 4, 2006, Phillips withdrew its opposition. On September 16, 2008, the EPO Opposition Division issued a “Summons to attend oral proceedings” which states “preliminary” opinions unfavorable to the claims of the EP672 Patent. An oral hearing before the EPO Opposition Division, was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera, Inc. filed a Notice of Appeal on August 24, 2009. On September 17, 2013, the EPO Board of Appeals issued a “Summons to attend oral proceedings” which states “preliminary” opinions which expresses the Board’s view that the principal reason for revocation of EP672 Patent set forth by the Opposition Division is incorrect. On December 20, 2013, Tessera, Inc. filed a response to the Summons to Oral Proceedings. On December 30, 2013, the opponent filed a response to the Summons to Oral Proceedings. An oral hearing before the EPO Board of Appeals was held on January 30, 2014. On March 7, 2014, the EPO Board of Appeals issued a formal decision in Tessera, Inc.'s favor that both reversed the decision of the Opposition Division (which revoked the EP672 Patent) and remanded the case for further proceedings before the Opposition Division on other reasons for opposition, asserted by the opponent. On September 24, 2011, the EP672 Patent expired, but remains as now-expired but unrevoked patent. On September 17, 2014, STM, the sole remaining opponent, withdrew its opposition. Although the appeal continues, the next action may be a communication from the Opposition Division advising whether the Opposition Division intends to continue the proceedings of its own motion without any opponents.
Inter Partes Review Proceedings
On April 9, 2013, Amkor Technologies, Inc. filed a petition for inter partes review of Tessera, Inc.’s U.S. Patent No. 6,046,076 (IPR2013-00242). On July 12, 2013, Tessera, Inc. filed a patent owner preliminary response. On October 11, 2013 the Patent Trial and Appeal Board instituted a trial for claims 1-8, 10-13, 18, 19, 24, and 25 on a single ground of unpatentability for each claim. On October 23, 2013, Tessera, Inc. filed a Request for Rehearing directed to Amkor’s lack of standing to bring the IPR. On October 25, 2013 Amkor filed a Request for Reconsideration of Non-Instituted Grounds. On November 5, 2013, Tessera,

Inc. filed a motion to terminate; and on November 12, 2013, Amkor filed its opposition to Tessera, Inc.’s motion to terminate. On December 26, 2013, Tessera, Inc. filed its Patent Owner’s Response. On January 10, 2014, the Board denied both Tessera, Inc.’s motion for rehearing and Amkor’s motion for reconsideration. On January 31, 2014, the Board denied Tessera, Inc.’s motion to terminate due to Amkor’s lack of standing. On March 15, 2014, Amkor filed its reply to Tessera’s, Inc.'s Patent Owner’s Response. On March 31, 2014, Tessera, Inc filed a motion to strike portions of Amkor’s reply and accompanying expert declaration. On April 11, 2014, Tessera, Inc. filed a Terminal Disclaimer in the patent file of U.S. Patent No. 6,046,076 dedicating the remaining term of that to the public. The oral argument was held on June 12, 2014. On October 10, 2014 the Board issued its final written decision holding that claims 1-8, 10-13, 18, and 19 had not been shown to be unpatentable, but that claims 24 and 25 were shown to be unpatentable. The Board also directed the Office to process the Terminal Disclaimer Tessera, Inc. filed on April 11, 2014. On October 22, 2014, Amkor filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.
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

Another phase of the proceedings addressed Tessera, Inc.’s claims for royalties against certain Amkor packages based on certain additional patents Tessera, Inc. has asserted against Amkor. On January 25, 2013 the Tribunal denied Amkor’s motion for partial Summary Judgment seeking to exclude certain packages as not covered by the license agreement. On June 4, 2013, the Tribunal issued a claim construction ruling on the additional patents. A hearing on these additional patents was held on June 23-27, 2014. The closing argument concerning the liability issues in this phase of the proceedings was held on October 6, 2014. The Panel has not yet issued a decision regarding the matters at issue in this phase.
Amkor Technology, Inc. v. Tessera, Inc., Civil Action No. CPF-13-512796 (S.F. Superior Ct.); A139596 (1st District of California Court of Appeal, Third Division)
On February 27, 2013, Amkor filed a petition in San Francisco Superior Court to correct the July 5, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., ICC Case No.16531/VRO, to remove the grant of damages from February 2011 to July 2012, or in the alternative to vacate the award. On March 8, 2013, Amkor filed a motion to Correct An Arbitration Award in the San Francisco Superior Court that substantially repeated the request for relief in its Petition. Amkor’s Motion to Correct was heard, and orally denied, on June 14, 2013. The Court issued a signed order denying Amkor’s Motion to Correct on June 25, 2013. Amkor filed a notice of appeal on August 26, 2013. Amkor filed its appeal brief on January 21, 2014. Tessera, Inc. filed its Respondent’s brief on April 23, 2014. Amkor filed its reply brief on June 12, 2014. Oral argument is set for November 12, 2014.
On July 14, 2014, Tessera, Inc. filed a petition to confirm Partial Award No. 5 as amended in San Francisco Superior Court. On August 8, 2014, Amkor filed a petition to vacate Partial Award No. 5, as well as a notice of removal in San Francisco Superior Court and in the California Court of Appeal stating that the action was removed to the United States District Court for the Northern District of California. On August 22, 2014, Tessera, Inc. filed a motion to remand in the District Court. On September 9, 2014, the District Court granted Tessera’s motion to remand and remanded the proceedings to the San Francisco Superior Court. On September 12, 2014, Amkor filed a motion to stay the Superior Court proceedings pending the resolution of Amkor's appeal of the denial of its motion to correct the July 5, 2012 arbitration award. Tessera, Inc.'s petition to confirm Partial Award No. 5, Amkor's petition to vacate Partial Award No. 5, and Amkor's motion to stay were heard on October 6, 2014. On October 9, 2014, the Superior Court signed and entered an order granting Tessera, Inc.'s petition to confirm Partial Award No. 5, denying Amkor's motion to stay and its petition to vacate Partial Award No. 5. Also on October 9, 2014, the Superior Court signed and entered a judgment in favor of Tessera, Inc. and against Amkor stating that Amkor must pay Tessera, Inc. damages in the amount of US$112,851,731, pre-judgment interest in the amount of US$15,483,773, and post-judgment interest beginning on October 11, 2014 at the legal rate until judgment is fully satisfied. On October 23, 2014, Amkor filed a notice of appeal to the California Court of Appeal, and posted a bond in the amount of $192,503,256.00.
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
On April 25, 2013, the parties and Panel jointly requested a stay of these proceedings until the earlier of June 30, 2014 or the final resolution of ICC Case No. 16531/VRO. On April 30, 2013, the ICC advised the parties that (unless otherwise advised by May 3, 2013) the matter would remain in abeyance for the period requested. On May 28, 2013, the ICC informed the parties that it had extended the time limit for establishing the terms of reference until July 31, 2014. On July 14, 2014, the ICC informed the parties that this matter would now proceed, and that the time limit for establishing the terms of reference had been extended until September 30, 2014. On August 29, 2014, the parties submitted proposals to the Panel regarding the terms of reference and a procedural order. On September 5, 2014, the ICC informed the parties that the time limit for establishing the terms of reference had been extended until November 28, 2014.
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
On May 27, 2014, Amkor filed a motion to vacate, modify or correct Partial Award No. 5. On June 20, 2014, Tessera, Inc. filed a motion to strike Amkor's motion to vacate, modify or correct Partial Award No. 5 and its opposition to Amkor's motion to vacate, modify or correct Partial Award No. 5. On July 14, 2014, Amkor filed its reply brief in support of its motion to vacate, modify or correct Partial Award No. 5 and its opposition to Tessera, Inc.'s motion to strike. On July 24, 2014, Tessera, Inc. filed its reply brief in support of its motion to strike. On September 24, 2014, Amkor filed a supplement to its motion to vacate, modify, or correct an arbitration award.  On October 14, 2014, Tessera, Inc. filed a supplement to its motion to strike Amkor’s motion to vacate, modify or correct Partial Award No. 5.

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
We earn a significant amount of our revenues from a limited number of customers. For the three and nine months ended September 30, 2014, there were four and two customers, respectively, that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially. If we are unable to replace the revenue from an expiring license with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration.
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

We cannot predict the outcome of any of these proceedings or the myriad procedural and substantive motions in these proceedings. If there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our patents, or if a court or an administrative body such as the PTO limits the scope of the claims of any of our patents or concludes that they are unpatentable, we could be prevented from enforcing or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations and cash flows, as well as the trading price of our common stock.
Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management's time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings have historically been protracted and complex. The time to resolution and complexity of our litigation, its disproportionate importance to our business compared to other companies, the propensity for delay in patent litigation, and the potential that we may lose particular motions as well as the overall litigation could all cause significant volatility in our stock price and have a material adverse effect on our business and consolidated financial position, results of operations and cash flows.
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
Recent and proposed changes to U.S. patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office may adversely impact our business.
Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes and proposed changes to the patent laws and proposed changes to the rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on June 4, 2013, President Obama issued five executive actions and seven legislative recommendations related to U.S. patent laws and regulations, including, among other things, making “Real Party-in-Interest” the new default in the PTO (patent applicants and owners will regularly update ownership information when they are involved in proceedings before the PTO), strengthening the enforcement process of Exclusion Orders, and providing additional training to PTO examiners. The effects of these changes and recommendations on our patent portfolio and business have yet to be determined, as legislation incorporating the recommendations is currently being debated and the PTO is still in the process of implementing these changes. As another example, in 2014, Congress has considered several bills relating to patent reform that could adversely impact our business depending on the scope of any bills that are ultimately enacted into law. We expect Congress to continue considering potential amendments to the U.S. patent laws. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.
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

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.
In the third quarter of 2014, we released substantially all of the valuation allowance related to our United States federal deferred tax assets. As of September 30, 2014, our remaining valuation allowance is approximately $27.2 million for tax assets in California, Ireland, Taiwan and other jurisdictions. Our net deferred tax assets relate predominantly to the United States federal tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the third quarter of 2014, we determined that it was not more likely than not we would realize the full value of our state and foreign deferred tax assets. Accordingly, we continue to record a valuation allowance on our net deferred tax assets. Depending on our success in completing significant licensing agreements, as well as the outcome of legal proceedings and the ability and willingness of the parties to make any payments owed or awarded by the relevant court, we may release our valuation allowance and recognize deferred tax assets in the future if we conclude that it is more likely than not that deferred tax assets are recoverable. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. Future adjustments in our valuation allowance may be required. The recording of any future increases in our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.
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
We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including advanced semiconductor packaging. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated. For example, in January 2014 we announced that we were ceasing all manufacturing efforts for our MEMS-based autofocus technologies. In conjunction with this decision, we are undertaking a workforce reduction of over 300 employees and are in the process of closing our facilities in Arcadia, California, Rochester, New York, and in Taiwan and Japan. We incurred approximately $49.0 million and $5.6 million in impairment and other charges in the fourth quarter of 2013 and the first nine months of 2014, respectively, related to certain assets which were impaired or written off entirely.
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
To date, our packaging technology has been used by several companies for high performance DRAM chips. For example, packaging using our technology is used for DDR2 and DDR3 DRAM and we currently have licensees, including SK hynix Inc. and Samsung Electronics, Co., Ltd. and Micron, who are paying royalties for DRAM chips in advanced packages.
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
A number of companies in the semiconductor and consumer electronics industries face severe financial difficulties from time to time. As a result, there have been recent bankruptcies and restructuring of companies in these industries. Our licensees may face similar financial difficulties which may result in their inability to make payments to us in a timely manner, or at all. In addition, our licensees may merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult which could adversely impact our business, financial condition, results of operations and cash flows.
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
In August 2007, we authorized a plan to repurchase up to a maximum total of $100.0 million of the Company's outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. In October 2014, the Board increased the amount authorized to be used for repurchases to $250.0 million. As of September 30, 2014, the total amount available for repurchase was $60.8 million. Additionally, in April 2013, we announced a plan to repurchase outstanding shares of our common stock, on an opportunistic basis, in an amount equal to 20-30% of Episodic Gain. Therefore, the amount of repurchases under our stock repurchase program will vary, in part, based on the amount of Episodic Gain we achieve. During 2013, we repurchased 1,500,000 shares for an aggregate amount of $28.8 million. In the first nine months of 2014, we repurchased 2,289,000 shares for an aggregate amount of $49.9 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. Furthermore, there can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases.
The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At September 30, 2014, we held approximately $47.3 million in cash and cash equivalents and $351.4 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. The European fiscal crises and the U.S. "fiscal cliff" and government sequester have sometimes impacted market conditions for government debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause an increase in prevailing interest rates and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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

In April 2014, we entered into a definitive agreement with O-Film whereby O-Film has agreed to pay us $50.0 million, consisting of a $20.5 million prepaid royalty and support fee for a non-exclusive license to specific FotoNation product features ($3.5 million of which was already paid by O-Film in the second quarter of 2014), $7.5 million for a non-exclusive license for core MEMS auto-focus and other related intellectual property and $22.0 million for certain manufacturing equipment and supplies and certain non-core patents and patent applications (including patents and patent applications for Wafer Level Optics, Micro Optics and camera module technology), in each case, at the closing of the transaction (except for the $3.5 million related to the FotoNation product features which was already paid). Although the Company expects the closing of the transaction to be completed before the end of the year, it is subject to customary closing conditions. These closing conditions include regulatory approvals or filings by relevant outbound investment authorities in China, including the local offices of the Ministry of Commerce, the Taiwan Affairs Office and the National Development and Reform Commission, as well as approvals by authorities in Taiwan, including approval by the Investment Commission Ministry of Economic Affairs of Taiwan. We have met our obligations under the agreement and are seeking to close the transaction. At present, however, timing and consummation of the transaction is uncertain. If the transaction is not consummated, our results of operations and financial condition will be adversely affected, and we will need to seek alternative avenues for the sale of the associated assets and the monetization of the associated patents and patent applications, which we may be unable to do on favorable terms, if at all. If the failure to consummate the transaction is a result of our material breach of contract or as a result of proceedings of a United States governmental authority, we may be required to return the $5.0 million deposit O-Film paid to us in connection with the signing of the letter of intent for the transaction, which deposit is otherwise non-refundable. If the closing of the transaction is further delayed, we will incur additional expenses associated with maintaining the assets and associated facilities that we currently do not expect to incur.

We are in the process of implementing a restructuring to cease our remaining manufacturing operations. The restructuring may take longer than we anticipate or require us to incur a greater amount of charges than we currently estimate.
In January 2014, we announced a restructuring to cease our remaining manufacturing operations. In connection with the restructuring, we are undertaking a related workforce reduction of over 300 employees primarily in Taiwan, the United States, and Japan, and we are in the process of closing our facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. We undertook these actions to reduce operating costs in conjunction with the decision to no longer pursue a strategy of manufacturing and selling mems|cam products, but instead to focus on our core intellectual property business, including our FotoNation image enhancement business and monetizing the intellectual property portfolio and technology of DigitalOptics Corporation, through a sale, licensing or other means. The restructuring, workforce reduction and facility closures have taken longer than anticipated, primarily due to delays in closing the O-Film transaction discussed above, and further delays would cause disruption to our business activities, diminish anticipated savings and result in increased restructuring costs, which would adversely affect our operating results and financial condition. We incurred approximately $49.0 million in the fourth quarter of 2013 and $5.8 million in the first nine months of 2014 in connection with this restructuring. The restructuring could result in additional charges, in particular if the O-Film transaction does not close within a reasonable period of time or if we are required to enforce terms of the definitive agreement with O-Film through litigation, which could adversely affect our operating results and financial condition.
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
Our success depends, in large part, on the continued contributions of our key management, engineering, sales, marketing, intellectual property, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel or restrictions on their post-employment ability to solicit our employees, contractors or customers if key personnel voluntarily terminate their employment. The loss of any of our senior management or other key personnel, some of whom have only been in their current positions for a relatively short period of time, could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Thomas Lacey has served as our Chief Executive Officer since December 2013 and served as our Interim Chief Executive Officer from May 2013 until December 2013. In January 2014, we announced the appointment of Robert Andersen as our Chief Financial Officer. Our future success will depend to a significant extent on the ability of these executives to effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.
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
We have historically used stock options and other forms of stock-based compensation as key components of employee compensation in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. We incur significant compensation costs associated with our stock-based compensation programs. Difficulties relating to obtaining stockholder approval of equity compensation plans or changes to the plans could make it harder or more expensive for us to grant stock-based compensation to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could have a materially adverse impact on our business.
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

*
These acquisitions could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, these acquisitions could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred. We may also be required to recognize impairment charges of acquired assets or goodwill, and if we decide to restructure acquired businesses, we may incur other restructuring charges. For example, in June 2012, we acquired a manufacturing operation in Zhuhai, China and, subsequently, this facility was closed in the third quarter of 2013. In January 2014, we announced a restructuring of our DigitalOptics business to cease its remaining manufacturing operations, in connection with which we incurred approximately $49.0 million in restructuring and impairment charges in the fourth quarter of 2013 and $5.8 million in the first nine months of 2014.

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

*	We may require external financing that is dilutive or presents risks of debt.

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
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to review our amortizable intangible assets (such as our patent portfolio)for impairment at least annually or more often when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. In the first quarter of 2013, we recorded an impairment of goodwill of $6.7 million when we revised our business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made our leased manufacturing facility in Zhuhai, China unnecessary and the goodwill tied to the facility became impaired. We also recorded an $8.7 million charge due to the abandonment of existing patents and technology, which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them. In the fourth quarter of 2013, we recorded an impairment of intangible assets of approximately $7.0 million in connection with the restructuring that we announced in January 2014. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.
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
(c) Stock Repurchases

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Share in thousands)
2014
July	6	$21.90	6
August	131	28.59	131
September	25	29.55	25
Total	162	$28.49	162	$160.8 million

(a) In August 2007, the Board authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. In October 2014, the Board increased the amount authorized to be used for repurchases to $250.0 million. The approximate dollar value of shares that may yet be purchased under our share repurchase program reflects this October 2014 increase. No expiration date has been specified for this plan. All repurchases in the nine months ended September 30, 2014 were made under this plan.

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
Dated: November 4, 2014

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