Form 10-K
period 2014-12-31
TESSERA TECHNOLOGIES INC
filed 2015-02-25
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014 was $1,054,077,120 (based on the closing sale price of the registrant’s common stock as reported on The NASDAQ Global Select Market).
The number of shares outstanding of the registrant’s common stock as of January 30, 2015 was 52,904,552

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2014 fiscal year and are incorporated by reference in Part III.

TESSERA TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, the effect of cost-saving measures, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly and special dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part I, Item 1A of this Annual Report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. Business
Corporate Information
Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California 95134. Our telephone number is (408) 321-6000. We maintain a website at www.tessera.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website.

Tessera, the Tessera logo, µBGA, µPILR, DOC, the DOC logo, FotoNation, the FotoNation logo, DigitalAperture, FaceTools, FacePower, FotoSavvy, Invensas, the Invensas logo, xFD, FD, DFD, TFD, QFD, and BVA are trademarks or registered trademarks of the Company or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.
In this Annual Report, the “Company,” “we,” “us” and “our” refer to Tessera Technologies, Inc., which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Annual Report are those of the Company and its subsidiaries on a consolidated basis.
Overview

Tessera Technologies, Inc., including its Invensas and FotoNation subsidiaries, generates revenue from licensing our technologies and intellectual property to customers and others who implement it for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3DIC”) technologies, among others. Our technologies include semiconductor packaging and interconnect solutions, and products and solutions for mobile and computational imaging, including our FaceToolsTM, FacePowerTM, FotoSavvyTM, DigitalApertureTM, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, and image stabilization intellectual property.
Our operations have undergone many changes during 2013 and 2014. The following restructuring and other activities have occurred:

•
In 2013, we sold our Micro-Optics business based in Charlotte, North Carolina. Originally purchased in 2006, this business focused on diffractive optical elements, refractive optical elements, and integrated micro-optic sub-assemblies. All assets of this business were sold during the 2013 sale except for the related land and building and certain fabrication assets. We retained those assets and leased them to the buyer until they were sold in August of 2014.

•
In 2013, we closed our leased manufacturing facility in Zhuhai, China (the "Zhuhai Facility") and consolidated our manufacturing capabilities into Taiwan. By closing the Zhuhai Facility, our strategy was to no longer supply the whole camera module. Our primary focus was developing the mems|cam actuator, the imaging software and user applications, and manufacturing and supplying only the lens barrel. As a result of this closure, certain assets in the Zhuhai Facility were considered impaired or written off entirely. The assets of this facility were either sold or transferred to our mems|cam manufacturing operations in Taiwan.

•
In January 2014, we announced the cessation of all mems|cam manufacturing operations. As part of these efforts, we are no longer operating facilities in Arcadia, California, Rochester, New York, Taiwan and Japan. As a result of these actions, certain assets were impaired or were written off entirely and restructuring and other charges were taken in 2013 and the first half of 2014. All material assets of these operations were sold or licensed to a third party in December 2014.

In this document, the operations and financial results of these operations are considered discontinued operations. For further discussion of these transactions, see Note 6 - "Discontinued Operations", Note 8 – "Goodwill and Identified Intangible Assets" and Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Consolidated Financial Statements.

As a result of the actions noted above, during the first quarter of 2014, we determined that we operate our business in one operating segment, focused on the monetization of intellectual property, both internally developed and acquired, through royalties, licenses and other means. Previously, we operated in two operating segments - Intellectual Property and DigitalOptics. All financial results and discussions below relate to continuing operations unless otherwise specified and conform to our determination that we now operate in a single operating segment.
Significant Revenue Generating Subsidiaries
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

Invensas Corporation, founded in 2011, is a wholly owned subsidiary of Tessera Technologies, Inc. and a leader in semiconductor interconnect innovation and intellectual property licensing. Invensas innovates in three primary areas: (i) DRAM and Flash memory, (ii) mobile computing and communications, and (iii) 3DIC technology. Invensas’s engineering teams develop and prototype these technologies in extensive assembly and test laboratories, as well as performing full product reliability testing and acceptance testing. By building collaborative partnerships with world-class manufacturing companies and high-volume equipment suppliers, Invensas then licenses these technology solutions to original equipment manufacturers ("OEMs"), original design manufacturers ("ODMs"), and integrated device manufactures ("IDMs"), and supports the technology transfer at the customer sites.
Within each of these three Invensas sub-portfolios (memory, mobile, and 3DIC), Invensas has created specific product solutions that address critical needs in the market. For example, xFDTM, Invensas’s multi-chip DRAM technology, was designed to provide a bridge between single-chip DRAM and 3DIC DRAM, and it has gained interest with OEMs and memory module builders. BVA (Bond Via Array), one of Invensas’s mobile packaging solutions, addresses the need for bandwidth and power reduction in mobile devices, and Invensas with its partners are working on developing high-volume equipment and processes to support mass adoption. Finally, Invensas innovates in the 3DIC space. 3DIC, which incorporates Through Silicon Vias, is widely expected to be the next major inflection in semiconductor packaging, and applicable to multiple markets, including networking, data storage, computing and mobility.

FotoNation Limited, which is comprised of world-class image scientists and advanced mathematicians, continue to innovate in product and system-level imaging technologies. FotoNation license’s its software solutions for mobile imaging, including the following solutions:

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

•
FacePowerTM enables the camera of a smart-phone to be a low power sensor, in order to save battery power through intelligent analysis and processing means. It also powers up when a user looks at the screen. High-dynamic range (HDR) enables users to capture quality images even in the presence of a wide range of lighting conditions (e.g., bright lights or sun).

•	Panorama enables users to easily and automatically create panoramic images in a single step without a PC or editing software.

•	Image stabilization corrects for motion blur and shake induced during video capture.

In addition to the FotoNation mobile imaging technology, other elements of our imaging intellectual property portfolio include MEMS autofocus technology, camera module technology, biometrics authentication and other imaging technologies that were developed or acquired.
Customers
Our technologies have been licensed to more than 90 companies. These customers include Intel Corporation, LG Electronics, Micron Technology, Inc., Samsung Electronics Co. Ltd, Shenzhen O-Film Tech Co., LTD, SK hynix Inc. and Sony Corporation, among others.
Sales and Marketing
Our sales activities focus primarily on developing direct relationships at the technical, marketing and executive management levels. Product marketing focuses on identifying the needs and product requirements of our customers. Product marketing also manages the development of all of our technologies throughout the development cycle and creates the required marketing materials to assist with the adoption of the technologies. Early in 2014, we restructured the sales and marketing organization to strengthen our marketing efforts, especially to build product strategy for the mobile phone segment as well as to look at new opportunities in other adjacent markets.
Research & Development
Our research and development groups work closely with our sales and marketing groups, as well as our customers and partners, to bring our technologies to market in a timely, high quality and cost efficient manner. As of December 31, 2014, we employed 130 engineers and technologists devoted to semiconductor packaging, other semiconductor technologies and our imaging technologies. Research and development and other related costs totaled approximately $37.5 million, $32.4 million and $38.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Intellectual Property Portfolio

As of December 31, 2014, we owned approximately 2,036 United States patents and patent applications, as well as approximately 1,669 foreign patents and patent applications. The expiration dates of our issued patents range from 2015 to 2033.

We evaluate intellectual property portfolios in the field of advanced semiconductor packaging and fields beyond semiconductor packaging technologies, such as circuitry technologies. Our evaluation criteria for patent acquisitions include, for example: the size of the portfolio, the sales and profitability of the relevant products, our view of the prospects of the market for the relevant products, legal criteria and our assessment of the likelihood of obtaining negotiated licenses.
Strategy

We have developed significant capabilities in licensing, technical analysis and license administration as we have sought reasonable royalties from companies that adopted our technologies. In addition to licensing the Tessera, Inc. portfolio, we also license technology developed and acquired by Invensas, such as the Invensas license agreements announced with SK hynix Inc. in January 2013, Samsung Electronics Co., Ltd. in January 2014 and Micron Technology, Inc. in July 2014. When appropriate, we seek to engage potential and existing customers to license or otherwise adopt our innovative technologies separately or in conjunction with licensing our other patented technologies.

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

Although our licensing team is engaged with many semiconductor companies and Tessera, Inc. and Invensas have licensed many semiconductor companies to our technologies, some of the companies that use our patented technologies have not voluntarily entered into license agreements. As a result, we have developed significant abilities to plan, execute and sustain litigation activities. We view litigation as a tool, not a strategy, and one that we use only when necessary. We believe that holding a significant cash and cash equivalents position is essential to maintaining the credibility of our litigation capabilities. While we have settled a substantial majority of our outstanding litigation in 2013, 2014 and the beginning of 2015, if we are unable to secure license agreements on favorable terms through negotiations we may have to file new litigation to enforce our rights. See Part 1, Item 3-Legal Proceedings.
We plan to continue licensing our FotoNation image processing products to additional major OEMs and platform providers in the smartphone market, as well as seek new opportunities in adjacent markets where technologies related to our FaceToolsTM , biometrics, and other technologies are relevant and can be gainfully deployed. Such markets could include the automotive or surveillance segments.
Competition

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

The FotoNation image processing technologies such as Face Detection and our other FaceTools products compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. We also expect to see other competing technologies emerge.

Employees
As of December 31, 2014, we had 203 employees, with 130 in research and development (including employees who perform engineering, assembly, design and infrastructure services under our service agreements with third parties) and 40 in general administration, including general management, legal, human resources, information technology, finance and accounting, and 33 in sales, marketing and licensing. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.
Customer Concentration
All of our revenues are denominated in U.S. dollars. The following table sets forth revenues generated from customers comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Powertech Technology Inc.	34%	*%	11%
Samsung Electronics	24%	11%	10%
SK hynix Inc.	11%	26%	*%
Sony Corporation	*%	18%	*%
Micron Technology, Inc.	*%	*%	15%
Spansion Inc.	*%	*%	12%

*	denotes less than 10% of total revenues.
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

	Years Ended December 31,
	2014	2013	2012
Taiwan	36%	2%	14%
Korea	35%	37%	20%
U.S.	14%	25%	49%
Japan	4%	29%	11%
Other Asia	10%	6%	4%
Europe and other	1%	1%	2%
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
We earn a significant amount of our revenues from a limited number of customers. For the years ended December 31, 2014, 2013 and 2012, there were three, three and four customers, respectively, that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
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
We derive a significant portion of our revenues from licenses and royalties including structured settlement payments. The success of our licensing business depends on our ability to continue to develop and acquire high quality patent portfolios. We devote significant resources to developing new technologies and to sourcing and acquiring patent portfolios to address the evolving needs of the semiconductor and the consumer and communication electronics industries and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patent portfolios is intense and there is no assurance that we can continue to acquire such patent portfolios on favorable terms. We may not be able to develop and market new or improved technologies in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2033. We need to develop or acquire successful innovations and obtain revenue-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.
We have in the past and may in the future be involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of the scope of our key patents could significantly harm our business.
As more fully described in Part I, Item 3 - Legal Proceedings, we have been in the past and may in the future be involved in litigation involving some of our patents. The parties in these legal actions often challenge the validity, scope, enforceability and ownership of our patents. In addition, in the past requests for reexamination or review have been filed in the U.S. Patent and Trademark Office ("PTO") with respect to patent claims that were at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office. During a reexamination or review proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. For example the PTO has issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. From time to time we assert these patents and patent claims in litigation and administrative proceedings. If the PTO's adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in PTO reexaminations or review proceedings, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.
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
The timing of payments under our license and settlement agreements may cause fluctuations in our quarterly or annual results of operations.
From time to time we enter into license and settlement agreements that include pricing or payment terms that result in quarter-to-quarter or year-over-year fluctuations in our revenues, such as volume pricing adjustments. The effect of these terms may also cause our aggregate annual royalty revenues to grow less rapidly than annual growth in overall unit shipments in the applicable end market. Additionally, our customers may fail to pay, delay payment of or underpay what they owe to us under our license and settlement agreements, which may in turn require us to enforce our contractual rights through litigation, resulting in payment amounts and timing different than expected based on the terms of our license and settlement agreements. This also may cause our revenues to fluctuate on a quarter-to-quarter or year-over-year basis.
Recent and proposed changes to U.S. patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office may adversely impact our business.
Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There have been numerous recent changes and proposed changes to the patent laws and rules of the U.S. Patent and Trademark Office ("PTO"), which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, we expect that Congress may consider bills relating to patent reform that could adversely impact our business depending on the scope of any bills that may ultimately be enacted into law. In addition, in recent years, courts have interpreted U.S. patent laws and regulations differently than in the past, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, on the royalties we can collect.
Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, or upon certain milestones, and we may not receive royalties after that time.
From time to time we enter into license agreements that automatically convert to fully paid-up licenses upon expiration or upon reaching certain milestones. For example, Tessera, Inc.'s license agreement with Texas Instruments, Inc. automatically converted to a fully paid-up license on December 31, 2013, assuming that Texas Instruments complied with all terms and conditions of the license agreement up through its expiration. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of the relevant intellectual property or technology under the terms of the license agreements without further payment, even if relevant patents or technologies are still in effect. If we cannot find another source of revenue to replace the revenues from these license agreements converting to fully paid-up licenses, our results of operations following such conversion would be materially adversely affected.
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
The long-term success of our business is dependent on future royalties paid to us by licensees. Royalty payments under our licenses may be based, among other things, upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology, a percent of net sales, a rate per package, a per unit sold basis or a fixed quarterly amount. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees' compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

*
the rate of adoption and incorporation of our technology by semiconductor manufacturers, and assemblers, manufacturers of consumer and communication electronics, and the automotive and surveillance industry;

*	the willingness and ability of materials and equipment suppliers to produce materials and equipment that support our licensed technology, in a quantity sufficient to enable volume manufacturing;

*	the ability of our licensees to purchase such materials and equipment on a cost-effective and timely basis;

*	the length of the design cycle and the ability of us and our customers to successfully integrate certain of our FotoNation technologies into their integrated circuits;

*	the demand for products incorporating semiconductors that use our licensed technology;

*	the cyclicality of supply and demand for products using our licensed technology;

*	the impact of economic downturns; and

*	the timing of receipt of royalty reports may not meet our revenue recognition criteria resulting in fluctuation in our results of operations.
It is difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose revenues.
The terms of our license agreements often require our licensees to document their use of our technology and report related data to us on a quarterly basis. Although our license terms generally give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our licensees' businesses, especially given the international nature of our licensees. Our license compliance program audits certain licensees to review the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that such audits will be effective to that end.
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
We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including advanced semiconductor packaging. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated. For example, in January 2014 we announced that we were ceasing all manufacturing efforts for our MEMS-based autofocus technologies. In conjunction with this decision, we undertook a workforce reduction of over 300 employees and we have closed or transferred to third parties our facilities in Arcadia, California, Rochester, New York, and Japan and are in the process of closing our facility in Taiwan. We incurred impairment and other charges in the fourth quarter of 2013 and the first half of 2014 related to restructuring, impairment and other charges.
We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property rights, including material litigation with existing licensees or strategic partners, which could harm our business.
From time to time, our efforts to obtain a reasonable royalty through our sales effort do not result in the prospective customer agreeing to license our patents or our technology. In certain cases, we use litigation in order to secure payment for past infringement and as a means of securing future royalties for the use of our patents and technology in the customer's products. We also litigate to enforce our other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part I, Item 3 - Legal Proceedings, are examples of disputes and litigation that impact our business. If we are not able to reach agreement with customers or potential customers we may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.
These existing and any future legal actions may harm our business. For example, legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our intellectual property by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Moreover, the timing and results of any of our legal proceedings are not predictable and may vary in any individual proceeding.
From time to time we identify products that we believe infringe our patents. We seek to license the manufacturer of those products but often the manufacturer is unwilling to enter into a license agreement and then we may elect to enforce our patent rights against those products. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and may significantly reduce our profits.
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
We expect that our technologies will continue to compete with technologies of internal design groups at semiconductor manufacturers, assemblers, electronic component and system manufacturers. The internal design groups of these companies create their own packaging and imaging solutions. If these internal design groups design around our patents or introduce unique solutions superior to our technology, they may not need to license our technology. These groups may design technology that is less expensive to implement or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the inherent advantage of access to internal corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly.

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
We have devoted, and expect to continue to devote, considerable time and resources to developing, acquiring and integrating new and existing technologies into our products and licensing programs. However, if customers do not accept the way we have integrated our technologies, they may adopt competing solutions. In addition, as we introduce new products or licensing programs, we cannot predict with certainty if and when our customers will transition to those new products or licensing programs. Moreover, with respect to certain of our FotoNation technologies, even after we have signed a license agreement with a customer, we will often not see significant revenue from that customer until after such technologies have been successfully designed into their integrated circuits, which can take 18 months or longer. If customers fail to accept new or upgraded products or licensing programs incorporating our technologies, our financial position, results of operations and cash flows could be adversely impacted.
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
We generally incur significant marketing, legal and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship, and/or for our customers to incorporate certain FotoNation technologies in their integrated circuits, can take 18 months or longer. As such, we may incur significant losses in any particular period before any associated revenue stream begins.
Our business incurs significant reverse engineering expenditures on products of potential licensees in order to prepare sales and marketing collateral. We employ intensive marketing and sales efforts to educate licensees, potential licensees and original equipment manufacturers about the benefits of our technologies. In addition, even if these companies adopt our technologies, they must devote significant resources to integrate fully our technologies into their operations. If our marketing and sales efforts are unsuccessful, then we will not be able to achieve widespread acceptance of our technology. In addition, ongoing litigation could impact our ability to gain new licensees which could have an adverse effect on our financial condition, results of operations and cash flows.
If our licensees delay, refuse to or are unable to make payments to us due to financial difficulties or otherwise, or shift their licensed products to other companies to lower their royalties to us, our operating results and cash flows could be adversely affected.
A number of companies in the semiconductor and consumer electronics industries face severe financial difficulties from time to time. As a result, there have been recent bankruptcies and restructuring of companies in these industries. Our licensees may face similar financial difficulties which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license agreements. Our licensees may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult which could adversely impact our business, financial condition, results of operations and cash flows.

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.
In the third quarter of 2014, we released substantially all of the valuation allowance related to our United States federal deferred tax assets. As of December 31, 2014, our remaining valuation allowance is approximately $27.1 million for tax assets in California, Ireland, Taiwan and other jurisdictions. Our net deferred tax assets relate predominantly to the United States federal tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the third quarter of 2014, we determined that it was not more likely than not we would realize the full value of our state and foreign deferred tax assets. Accordingly, we continue to record a valuation allowance on our net deferred tax assets. Depending on our success in completing significant licensing agreements, as well as the outcome of legal proceedings and the ability and willingness of the parties to make any payments owed or awarded by the relevant court, we may release our valuation allowance and recognize deferred tax assets in the future if we conclude that it is more likely than not that deferred tax assets are recoverable. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. Future adjustments in our valuation allowance may be required. The recording of any future increases in our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.
Failure by the semiconductor industry to adopt our packaging technology for the next generation high performance DRAM chips would significantly harm our business.
To date, our packaging technology has been used by several companies for high performance DRAM chips. For example, packaging using our technology is used for DDR3 and DDR4 DRAM and we currently have licensees, including SK hynix Inc., Samsung Electronics, Co., Ltd. and Micron Technology, Inc., who are paying royalties for DRAM chips in advanced packages.
DRAM manufacturers are also currently developing next generation high performance DRAM chips to meet increasing speed and performance requirements of electronic products. We believe that these next-generation, high performance DRAM chips will require advanced packaging technologies.
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
Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, one should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “Risk Factors" section of this report and the following:

*	the timing of, and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

*	fluctuations in our royalties caused by the pricing terms of certain of our license agreements;

*	changes in our royalties caused by changes in demand for products incorporating semiconductors or wireless devices that use our licensed technology;

*	the amount of our product and service revenues;

*	changes in the level of our operating expenses;

*	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

*	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

*	legal proceedings affecting our patents, patent applications or license agreements;

*	the timing of the introduction by others of competing technologies;

*	changes in demand for semiconductor chips in the specific end markets in which we concentrate;

*	changes in demand for semiconductor capital equipment, digital still cameras and other camera-enabled devices including cell phones, security systems and personal computers;

*	the timing of the conclusion of license agreements;

*	the length of time it takes to establish new licensing arrangements;

*	meeting the requirements for revenue recognition under generally accepted accounting principles;

*	changes in generally accepted accounting principles including new accounting standards which may materially affect our revenue recognition; and

*	cyclical fluctuations in semiconductor markets generally.
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
In August 2007, we authorized a plan to repurchase up to a maximum total of $100.0 million of the Company's outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. In October 2014, the Board increased the amount authorized to be used for repurchases to $250.0 million. As of December 31, 2014, the total amount available for repurchase was $145.1 million. The amount of repurchases under our stock repurchase program will vary. During 2013, we repurchased approximately 1,500,000 shares for an aggregate amount of $28.8 million. In 2014, we repurchased approximately 2,800,000 shares for an aggregate amount of $65.6 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. Furthermore, there can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases.
The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At December 31, 2014, we held approximately $50.9 million in cash and cash equivalents and $383.5 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause an increase in prevailing interest rates and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way in which we conduct business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3 - “Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements.
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
We have in the past expanded our operations, domestically and internationally, and may continue to do so through both internal growth and acquisitions. For example, in 2012, we acquired manufacturing capabilities in Zhuhai, China and commenced building out a manufacturing facility in Hsinchu, Taiwan, and we subsequently closed the Zhuhai, China facility in the second quarter of 2013 and ceased operations in our Taiwan facility in 2014. To manage our growth effectively, we must continue to improve and expand our management, systems and financial controls. We also need to continue to expand, train and manage our employee base. If we are unable to effectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.
From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. For example, in November 2012, we announced the planned closure of our facility located in Israel; in March 2013, we announced the planned closure of our leased manufacturing facility in Zhuhai, China; in April 2013, we announced that we were exploring a sale or other strategic alternatives for our DigitalOptics business; in August 2013, we announced the sale of a significant portion of the assets of the DigitalOptics manufacturing facility based in Charlotte, North Carolina; and in January 2014, we announced a restructuring to cease our remaining manufacturing operations, as well as the workforce reduction and facility closures in connection with the restructuring. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations and cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers, changes in our workforce and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers or former employees. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that a restructuring, disposal or discontinuance will result in future profitability. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

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
We have made a number of acquisitions of businesses, technologies and patents in recent years. These acquisitions are subject to a number of risks, including but not limited to the following:

*
These acquisitions could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, these acquisitions could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred. We may also be required to recognize impairment charges of acquired assets or goodwill, and if we decide to restructure acquired businesses, we may incur other restructuring charges. For example, in June 2012, we acquired a manufacturing operation in Zhuhai, China and, subsequently, this facility was closed in the third quarter of 2013. In January 2014, we announced a restructuring of our DigitalOptics business to cease its remaining manufacturing operations, in connection with which we incurred approximately $49.0 million in restructuring and impairment charges in the fourth quarter of 2013.

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

*
There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets. During that time lag, material costs are likely to be incurred in preparing licensing and/or litigation efforts that would have a negative effect on our results of operations, cash flows and financial position.

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
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions. We believe this will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to review our amortizable intangible assets (such as our patent portfolio) for impairment at least annually or more often when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. In the first quarter of 2013, we recorded an impairment of goodwill of $6.7 million when we revised our business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made our leased manufacturing facility in Zhuhai,

China unnecessary and the goodwill tied to the facility became impaired. We also recorded an $8.7 million charge due to the abandonment of existing patents and technology, which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them. In the fourth quarter of 2013, we recorded an impairment of intangible assets of approximately $7.0 million in connection with the restructuring that we announced in January 2014. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.
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

Item 3. Legal Proceedings
Other than to the extent the proceedings described below have concluded, we cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations, and cash flows.

Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 2:-07-CV-00534-TJW (E.D. Tex.)
On December 7, 2007, Tessera, Inc. filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd. (collectively "ADATA"), Acer, Inc., Acer America Corp. (collectively "Acer"), Centon Electronics, Inc., Elpida Memory, Inc., Elpida Memory (USA) Inc., International Products Sourcing Group, Inc. (“IPSG”), Kingston Technology Co., Inc. (“Kingston”), Nanya Technology Corporation, Nanya Technology Corp., U.S.A. (collectively "Nanya"), Peripheral Devices & Product Systems, Inc. d/b/a Patriot Memory (“PDP”), Powerchip Technology Corp. (f/k/a Powerchip Semiconductor Corp.) (“Powerchip”), ProMOS Technologies Inc. ("ProMOS"), Ramaxel Technology Ltd. ("Ramaxel"), SMART Modular Technologies, Inc. ("SMART"), TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681,

arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. seeks to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest, and costs.
The defendants have not yet answered Tessera, Inc.’s complaint, but, with the exception of the TwinMOS defendants and Ramaxel, filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution in the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”). Tessera, Inc. filed a motion seeking to find TwinMOS Technologies U.S.A. Inc. in default, and the clerk entered default. On February 25, 2008, the district court granted the defendants’ motion to stay the action.
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
On May 3, 2012, the notice of Elpida’s foreign bankruptcy and related Delaware proceedings was filed, which stayed the case.
Tessera, Inc. resolved its dispute with Elpida and filed a stipulated dismissal on July 31, 2014

On August 26, 2014, Tessera, Inc. filed a motion to lift the stay and set answer deadlines. Several defendants filed a notice indicating that they did not oppose the motion. The Court lifted the stay on December 12, 2014.

Tessera, Inc. resolved its dispute with Powerchip and filed a stipulated dismissal on November 10, 2014.

Tessera, Inc. resolved its dispute with ADATA and filed a stipulated dismissal on December 3, 2014.

Tessera, Inc. resolved its dispute with Ramaxel Technology Ltd. and filed a dismissal on January 9, 2015.

Tessera, Inc. resolved its dispute with Kingston and filed a stipulated dismissal on January 13, 2015.

On January 26, 2015, Tessera, Inc. and defendants Acer, Nanya, ProMOS, and SMART filed a stipulation to transfer the case to the U.S. District Court for the Northern District of California. On January 30, 2015, the Court granted this stipulation and ordered the case to be transferred to the U.S. District Court for the Northern District of California.

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
On August 6, 2010, PTI filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On September 30, 2011, the Federal Circuit issued an opinion reversing and remanding the case to the district court, determining that there was declaratory judgment jurisdiction. Tessera, Inc. filed a petition for rehearing on November 14, 2011. The Federal Circuit denied Tessera, Inc.’s petition for rehearing on January 5, 2012. On January 19, 2012, the Federal Circuit remanded the case to the district court. On December 15, 2011, the district court case was related to Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:11-06121-CW (N.D. Cal.), discussed below.
The district court set a trial date of April 7, 2014.
On June 29, 2012, PTI sent a letter to Tessera, Inc. purporting to terminate the TCC License Agreement between PTI and Tessera, Inc. as of June 30, 2012.

On July 30, 2012, Tessera, Inc. provided PTI with a covenant not to sue, or otherwise hold liable, PTI or its customers under certain claims of U.S. Patent No. 5,663,106 in connection with certain PTI-manufactured products.
On August 9, 2012, Tessera, Inc. moved for summary judgment on the ground that as a matter of law no case or controversy existed sufficient to support PTI’s claims because of the covenant and because the parties’ rights and obligations did not turn on infringement or validity of the Tessera, Inc. patent that formed the basis of PTI’s claims.
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
On March 31, 2013, the court issued an order granting Tessera, Inc.’s motion for summary judgment and denying PTI’s motion for entry of judgment under Federal Rule of Civil Procedure 54(b). The court stated that because of the close relationship between this case and Civil Action No. 4:11-06121-CW, the Court intended to delay entry of judgment until judgment could be entered in both cases simultaneously.
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
Powertech Technology Inc. v. Tessera, Inc., Civil Action No. 4:11-06121-CW (N.D. Cal.)
On December 6, 2011, PTI filed a complaint against Tessera, Inc. in the U.S. District Court for the Northern District of California. PTI’s complaint sought a declaratory judgment that PTI had the right to terminate its license with Tessera, Inc. as of December 6, 2011. The complaint also sought damages for breach of contract in the amount of all royalties paid to Tessera, Inc. since December 7, 2007, purportedly totaling at least $200 million, in addition to an accounting of PTI’s damages, an accounting of Tessera, Inc.’s revenue from PTI, prejudgment interest, costs and fees, and other relief deemed proper. Tessera, Inc. disagreed with the assertions made by PTI in the complaint regarding breach of contract.
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
The district court set a trial date of April 7, 2014.
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

On August 24, 2012, PTI filed a third amended complaint. In addition to the claims and recovery alleged in its earlier complaints, the third amended complaint contained an amended fraud claim and an amended patent misuse claim. The new fraud claim sought damages at least in the amount of the royalty payments made to Tessera, Inc. after December 7, 2007, and punitive damages. The new patent misuse claim asked for declarations that Tessera, Inc. had engaged in patent misuse, that the agreement was unenforceable against PTI until Tessera, Inc. has purged the patent misuse, and that the Tessera, Inc. patents were unenforceable against PTI until Tessera, Inc. had purged the patent misuse. Tessera, Inc. answered that complaint on September 10, 2012. Also on September 10, 2012, Tessera, Inc. filed counterclaims against PTI for breach of contract, breach of the implied covenant, fraud, negligent misrepresentation, declaratory judgment of indemnification, and declaratory judgment regarding PTI’s asserted termination of the agreement.
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
On September 20, 2012, the court heard arguments on PTI’s July 20, 2012 summary judgment motion and Tessera, Inc.’s August 9, 2012 summary judgment motions and took the motions under submission. On October 2, 2012, the parties stipulated to the court’s taking the motions off calendar. On August 1, 2013, the court denied both parties’ summary judgment motions without prejudice to renew on the date for hearing summary judgment motions of December 12, 2013. On October 11, 2013, PTI filed a motion for summary judgment. Tessera, Inc. filed its opposition and cross-motion for summary judgment on November 1, 2013.
On October 23, 2012, the Court granted PTI leave to file its fourth amended and supplemental complaint. PTI’s fourth amended complaint added an allegation to PTI’s claim for declaratory relief seeking the recovery and return of royalty payments made to Tessera, Inc. from at least March 2010 in an amount exceeding $130 million and continued to seek the recovery sought in PTI’s third amended complaint.
On February 6, 2013, the parties stipulated to Tessera, Inc.’s filing Amended Counterclaims, adding claims for fraudulent transfer, intentional interference with prospective economic advantage and negligent interference with economic advantage, and seeking damages, punitive damages, to void the fraudulent transfer of PTI’s business to Macrotech Technology Inc. (“MTI”), to enjoin PTI from any such transfers in the future, and attorneys’ fees and costs. The parties further stipulated to PTI’s filing a response to Tessera, Inc.’s counterclaims, adding affirmative defenses of nonoccurrence of conditions precedent, unilateral contract, and mistake. On March 8, 2013, the Court gave Tessera, Inc. leave to file the Amended Counterclaims. On March 21, 2013, PTI filed an answer to the Amended Counterclaims.
On March 19, 2013, the parties stipulated to Tessera, Inc.’s Second Amended Counterclaims to add MTI as a party, and to add Tessera, Inc.’s claims of intentional interference with prospective economic advantage, negligent interference with economic advantage, inducing breach of contract, and constructive trust against MTI, which sought damages, punitive damages, attorneys’ fees and costs, and an order that the royalties owed by MTI be held in a trust for Tessera, Inc. On March 21, 2013, the court entered an order giving Tessera, Inc. leave to file the Second Amended Counterclaims. On March 28, 2013, PTI and MTI filed answers to the Second Amended Counterclaims.
On October 11, 2013, PTI and MTI filed a motion for summary judgment. Tessera, Inc. cross-moved for summary judgment. The court heard oral argument on the motions on December 12, 2013. On January 15, 2014, the court issued a 31-page order on the cross motions. The court granted summary judgment in favor of Tessera, Inc. on: PTI’s claim for declaratory judgment that it has the right to terminate the contract; Tessera, Inc.’s claim for declaratory judgment that PTI has no right to terminate the contract; PTI’s breach of contract claim; PTI’s fraud claim; PTI’s claims for patent misuse and for declaratory judgment that the TCC License requires infringement for royalty obligations to accrue; and Tessera, Inc.’s breach of contract claim. The court granted PTI’s motion for summary judgment on Tessera, Inc.’s claim for declaratory judgment of indemnification. The court denied PTI’s motions for summary judgment on: Tessera, Inc.’s claim for breach of the implied covenant of good faith and fair dealing; Tessera, Inc.’s claim for fraudulent transfer; Tessera, Inc.’s interference claims; that testing-only products be excluded from the breach of contract damages; and to preclude Tessera, Inc.’s claims based on lack of an alter ego theory.
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

Tessera, Inc. v. UTAC (Taiwan) Corporation, Civil Action No. 5:10-04435-EJD (N.D. Cal.)
On September 30, 2010, Tessera, Inc. filed a complaint against UTAC (Taiwan) Corporation (“UTAC Taiwan”) in the U.S. District Court for the Northern District of California. Tessera, Inc.’s complaint alleges causes of action for breach of contract, declaratory relief, and breach of the implied covenant of good faith and fair dealing. The complaint seeks, among other things, a judicial determination and declaration that UTAC Taiwan remains contractually obligated to pay royalties to Tessera, Inc., an accounting and restitution in an amount to be determined at trial, and an award of damages in an amount to be determined at trial, plus interest on damages, costs, disbursements, attorneys’ fees, and such other and further relief as the court may deem just and proper.
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
In July 2013, both Tessera, Inc. and UTAC Taiwan filed cross motions for partial summary judgment on the issue of contract interpretation. The court held a hearing on November 8, 2013 and took both motions under submission. On April 1, 2014 the court granted UTAC Taiwan’s motion and denied Tessera, Inc.’s motion
On May 7, 2014 the court issued a schedule for the next phase of the lawsuit. On June 4, 2014 the court amended the schedule to reset certain dates pursuant to the stipulation of the parties.
On December 1, 2014, UTAC Taiwan filed a motion for partial summary judgment on the issue of the geographic scope of UTAC Taiwan's royalty obligation under the parties' license agreement. The motion has been fully briefed and is currently under submission.
On January 13, 2015, Tessera, Inc. filed an opening claim construction brief. UTAC Taiwan filed its responsive claim construction brief on January 27, 2015, and Tessera, Inc. filed its reply brief on February 3, 2015. The claim construction hearing is currently scheduled for February 19, 2015.
Reexamination Proceedings
On February 9, 2007 and February 15, 2007, SPIL filed with the U.S. Patent and Trademark Office (“PTO”) requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893. On May 4, 2007, the PTO granted the requests for inter partes reexamination.
U.S. Patent No. 6,433,419
The PTO issued a non-final official action in connection with the inter partes reexamination of U.S. Patent No. 6,433,419 initially rejecting a number of the patent claims on June 5, 2007. Tessera, Inc. filed a response on August 6, 2007. On February 19, 2008, the PTO issued a second official action maintaining the rejections in U.S. Patent No. 6,433,419. On March 10, 2008, Tessera, Inc. filed a petition to vacate the second official action in the reexamination of U.S. Patent No. 6,433,419 on the ground that the second official action did not properly take account of an amendment to the specification of U.S. Patent No. 6,433,419. On June 3, 2008, Tessera, Inc. filed a renewed petition to vacate the inter partes reexamination on the ground that the request for such reexamination did not name the real party in interest. The petition was denied on September 10, 2008. On June 13, 2008, the PTO issued a third official action in the inter partes reexamination of U.S. Patent No. 6,433,419 which was denominated as an action closing prosecution. A Right of Appeal Notice was issued on September 17, 2008, and Tessera, Inc. filed a Notice of Appeal on October 17, 2008. On November 3, 2008, the PTO issued a decision withdrawing the Right of Appeal Notice and returning the case to the examiner for issuance of a further action. On December 23, 2008, the PTO issued a non-final official action, also denominated as an action closing prosecution. A Right of Appeal Notice was issued on June 19, 2009. On July 1, 2009, Tessera, Inc. filed a petition to withdraw the Right of Appeal Notice. Having not yet received a decision on the petition of July 1, 2009, Tessera, Inc. filed a Notice of Appeal on July 20, 2009. On July 30, 2009, the PTO issued a decision dismissing Tessera, Inc.’s petition of July 1, 2009.
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
On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, reversing the Examiner’s favorable decision of patentability, by rejecting all of the claims subject to reexamination on a new ground. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.’s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera, Inc. filed a response and request to reopen prosecution together with new evidence to address the new ground of rejection in the Board’s December 21, 2012 Decision on Appeal. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.’s February 21 response and request to reopen prosecution. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,433,419, indicating that it would make no further comment or otherwise participate in the proceeding and also that it did not object to Tessera, Inc. having substantive ex parte communication with the Patent Office for the remainder of the proceeding.
On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the examiner for consideration of Tessera, Inc.’s response filed February 21, 2013. The order entered certain new evidence submitted by Tessera, Inc. in said response and dismissed SPIL’s March 21, 2013 comments as moot in view of SPIL’s withdrawal.
On September 25, 2013, the Examiner issued a determination in which the Examiner recommended that the Patent Trial and Appeal Board maintain the new grounds of rejection in the Board’s December 21, 2012 Decision on Appeal. On October 25, 2013, Tessera, Inc. submitted comments in response to the Examiner’s determination. Also, on October 25, 2013, Tessera, Inc. requested an oral hearing before the Patent Trial and Appeal Board.
On November 17, 2014, the Patent Trial and Appeal Board issued a decision reversing the rejections of all of the claims subject to reexamination. In particular, the November 17 decision reversed the Examiner's September 25, 2013 determination to maintain the Patent Trial and Appeal Board's new grounds of rejection set forth in the Board’s December 21, 2012, Decision on Appeal. U.S. Patent No. 6,433,419 expired on September 24, 2010, but the inter partes reexamination will continue to its administrative conclusion after expiration.
U.S. Patent No. 6,465,893
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
On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, affirming the Examiner’s previous holding of unpatentability as to some claims, reversing the Examiner’s favorable decision of patentability as to other claims by rejecting those claims on new grounds of rejection, and affirming the Examiner’s favorable decision of patentability as to still other claims. On January 4, 2013, the Patent Trial and Appeal Board granted a petition filed by Tessera, Inc. on December 28, 2012 to extend Tessera, Inc.’s deadline for responding to the Decision on Appeal to February 21, 2013. On February 21, 2013, Tessera, Inc. filed a request to reopen prosecution together with new evidence to address the new grounds of rejection in the Board’s December 21, 2012 Decision on Appeal. On March 21, 2013, SPIL filed comments in response to Tessera, Inc.’s February 21 request to reopen prosecution. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,465,893, indicating that it would make no further comment or otherwise participate in the proceeding and also that it did not object to Tessera, Inc. having substantive ex parte communication with the Patent Office for the remainder of the proceeding.
On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the examiner for consideration of Tessera, Inc.’s request filed February 21, 2013. The order entered certain new evidence submitted by Tessera, Inc. in said request and dismissed SPIL’s March 21, 2013 comments as moot in view of SPIL’s withdrawal.
On July 17, 2013, the Examiner issued a determination in which the Examiner recommended that the Patent Trial and Appeal Board maintain certain of the new grounds of rejection in the board’s December 21, 2012 Decision on Appeal as to certain claims, and recommended that the board withdraw other new grounds of rejection as to certain claims. On August 16, 2013, Tessera, Inc. submitted comments in response to the Examiner’s determination. On August 19, 2013, Tessera, Inc. requested an oral hearing before the Patent Trial and Appeal Board.
On November 14, 2014, without holding an oral hearing, the Patent Trial and Appeal Board issued a decision affirming the Examiner's determinations that were mailed on July 17, 2013, therefore maintaining rejections of certain of the claims subject to reexamination. On January 9, 2015, Tessera, Inc. filed an appeal of the Patent Trial and Appeal Board’s November 14 decision with the U.S. Court of Appeals for the Federal Circuit. U.S. Patent No. 6,465,893 expired on September 24, 2010, but the inter partes reexamination and appeal will continue after expiration.
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
On September 24, 2011, the EP672 Patent expired, but remains as a now-expired but unrevoked patent.
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
On September 17, 2014, STM, the sole remaining opponent, withdrew its opposition. It is not presently known whether the Opposition Division intends to continue the proceedings of its own motion without any opponents.
Inter Partes Review Proceedings
On April 9, 2013, Amkor Technologies, Inc. ("Amkor") filed a petition for inter partes review of Tessera, Inc.’s U.S. Patent No. 6,046,076 (IPR2013-00242). On July 12, 2013, Tessera, Inc. filed a patent owner preliminary response. On October 11, 2013 the Patent Trial and Appeal Board instituted a trial for claims 1-8, 10-13, 18, 19, 24, and 25 on a single ground of unpatentability for each claim. On October 23, 2013, Tessera, Inc. filed a Request for Rehearing directed to Amkor’s lack of standing to bring the IPR. On October 25, 2013 Amkor filed a Request for Reconsideration of Non-Instituted Grounds. On November 5, 2013, Tessera, Inc. filed a motion to terminate; and on November 12, 2013, Amkor filed its opposition to Tessera, Inc.’s motion to terminate. On December 26, 2013, Tessera, Inc. filed its Patent Owner’s Response. On January 10, 2014, the Board denied both Tessera, Inc.’s motion for rehearing and Amkor’s motion for reconsideration. On January 31, 2014, the Board denied Tessera, Inc.’s motion to terminate due to Amkor’s lack of standing. On March 15, 2014, Amkor filed its reply to Tessera’s, Inc.'s Patent Owner’s Response. On March 31, 2014, Tessera, Inc. filed a motion to strike portions of Amkor’s reply and accompanying expert declaration. On April 11, 2014, Tessera, Inc. filed a Terminal Disclaimer in the patent file of U.S. Patent No. 6,046,076 dedicating the remaining term of that to the public. The oral argument was held on June 12, 2014.
On October 10, 2014, the Board issued its final written decision holding that claims 1-8, 10-13, 18, and 19 of U.S. Patent No. 6,046,076 had not been shown to be unpatentable, and that claims 24 and 25 of U.S. Patent No. 6,046,076 were shown to be unpatentable. The Board also directed the Office to process the Terminal Disclaimer Tessera, Inc. filed on April 11, 2014.

Amkor filed an appeal of the Board’s decision to the U.S. Court of Appeals for the Federal Circuit, as described in further detail below. Tessera filed a cross-appeal.

On January 15, 2015, Tessera, Inc. announced a global settlement with Amkor (as described below). As part of that settlement, the parties moved to dismiss their appeals with prejudice. On January 28, 2015, the Court dismissed the appeals. This matter is now concluded.
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
Amkor Technology, Inc. v. Tessera, Inc. (ICC Case No. 16531/VRO/AGF/RD)
On or about August 7, 2009, Amkor filed a request for arbitration against Tessera, Inc. before the International Chamber of Commerce (“ICC”). The request, among other things, accused Tessera, Inc. of interference with Amkor’s existing and prospective business relationships, of improperly claiming that Amkor had breached the parties’ license agreement, and of improperly threatening to terminate that agreement. Amkor sought relief including judgment that it was in compliance with the license agreement and was a licensee in good standing under the license agreement; judgment that the license agreement remained in effect and no breach alleged by Tessera, Inc. against Amkor terminated the license agreement; judgment that Amkor’s method of calculating royalties on a going-forward basis complied with Amkor’s obligations under the license agreement; an injunction against Tessera, Inc. forbidding it from making statements to Amkor’s customers and potential customers inconsistent with the above; an injunction against Tessera, Inc. forbidding it from attempting to terminate the license agreement or threatening to terminate the license agreement during the arbitration or based on events occurring prior to the conclusion of the arbitration; a damage award against Tessera, Inc. for attorneys’ fees and costs to Amkor associated with this arbitration, together with all other damages resulting from Tessera, Inc.’s alleged acts of tortious interference and punitive damages; all other relief recoverable under the Rules of Arbitration of the ICC; and such other and further relief as the arbitrators deem just and proper.
On November 2, 2009, Tessera, Inc. filed its answer to the request, including counterclaims. The answer, among other things, denied Amkor’s accusations and accused Amkor of failing to pay Tessera, Inc. full royalties on products Amkor sold to Qualcomm and potentially others that were subject to ITC injunctions, of refusing to allow Tessera, Inc. to audit in accordance with the parties’ license agreement, of interference with Tessera, Inc.’s prospective economic relationships, of failing to pay royalties or full royalties on products that infringe various U.S. and foreign patents owned by Tessera, Inc., and of violating the implied covenant of good faith and fair dealing. Tessera, Inc. sought relief including judgment that the license agreement had been breached and that Tessera, Inc. was entitled to terminate the license agreement; judgment that products on which Amkor has not paid the full contractual royalties to Tessera, Inc. were not licensed under Tessera, Inc.’s patents; damages for Amkor’s breaches of the license agreement; damages, including punitive damages, for Amkor’s interference with Tessera, Inc.’s prospective business relationships; interest on any damages; attorneys’ fees and costs incurred by Tessera, Inc.; denial of Amkor’s claims against Tessera, Inc.; an order that awarded Tessera, Inc. all other relief recoverable under the rules of Arbitration of the ICC; and an order for such other and further relief as the arbitrators deem just and proper.
On January 15, 2010, Amkor filed its response to Tessera, Inc.’s counterclaims, along with new counterclaims by Amkor and a motion for priority consideration of certain issues. In its responsive pleading, Amkor denied Tessera, Inc.’s counterclaims, arguing in part that Tessera, Inc.’s counterclaims for royalties were barred by the doctrines of collateral estoppel and res judicata, and sought a declaratory judgment that it had not infringed and that its packages were not made under any of the patents asserted in Tessera, Inc.’s answer and that the patents were invalid and unenforceable. Amkor also claimed a credit for royalties it alleges it overpaid Tessera, Inc.
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
On December 9 and December 10, 2010, the Tribunal held a two-day trial on certain issues in the arbitration, including (1) royalties payable on a going-forward basis for the patents addressed in the previous arbitration, including but not limited to royalties applicable to packages assembled for Qualcomm, Inc.; (2) Tessera, Inc.’s counterclaim for breach of the audit provision of the license agreement; (3) Tessera, Inc.’s claim for breach of the covenant of good faith and fair dealing, to the extent that it was based on issues (1) and (2) above; and (4) the status of Tessera, Inc.’s latest request to terminate the license agreement, to the extent that it was based on issues (1), (2), and (3) above.
On February 17, 2011, Tessera, Inc. sent Amkor an official notice of termination of Amkor’s license agreement with Tessera, Inc. Amkor disputed Tessera, Inc.’s right to terminate the license agreement.
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
On July 11, 2011, the Tribunal issued a Partial Award on certain issues tried to the Tribunal on December 9-10, 2010. The Tribunal (1) granted Tessera, Inc.’s request for additional royalties due for the patents addressed in the previous arbitration, in an amount to be determined later, but denied Tessera, Inc.’s claim for additional royalties owing from certain packages assembled for customers including Qualcomm, Inc., (2) found that Amkor was in breach of the License Agreement as to its royalty obligations and the audit provision of the license agreement, and (3) deferred a final decision on certain grounds for termination of the license agreement until the second phase of this arbitration had concluded.
On August 15, 2011, pursuant to the parties’ stipulation, the Tribunal entered an Order dismissing with prejudice the parties’ respective tortious interference claims.
A seven-day hearing on the remaining issues was held from August 15 to 21, 2011.
On October 17, 2011, the Tribunal issued a Partial Award on certain issues tried to the Tribunal on December 9-10, 2010. The Tribunal awarded Tessera, Inc. approximately $0.5 million associated with additional royalties due for the patents addressed in the previous arbitration.
On July 5, 2012, the Tribunal issued a Partial Award. Among other things, the Partial Award further interpreted the parties’ agreement, found that certain packages were neither licensed nor royalty bearing under the agreement, found that one of the patents at issue in the arbitration was not valid, that seven of the asserted patents were not infringed by the accused Amkor products, that a subset of accused Amkor products did not infringe two additional asserted patents, and that royalties were due under seven of the patents at issue in the arbitration for certain TCC and related integrated circuit packages. In addition, the Tribunal awarded interest to Tessera, Inc., rejected Amkor’s contention that it was in compliance with the license agreement and that it was a licensee in good standing, rejected Amkor’s claim that Tessera, Inc.’s counterclaims were barred by doctrines of laches, waiver, estoppel, unclean hands or the statute of limitations, rejected Amkor’s request to enjoin Tessera, Inc. from behavior outside the arbitral forum, and agreed that Tessera, Inc. was entitled to and did terminate the license agreement as of February 17, 2011. The Tribunal also found that the parties should bear their own attorney’s fees and costs. The Partial Award contained additional rulings not summarized here. Further proceedings were undertaken to ascertain, among other things, the amount due to Tessera, Inc. consistent with the Partial Award. On August 20, 2012, Tessera, Inc. received an initial payment of $19.9 million from Amkor related to the Partial Award the Tribunal issued on July 5, 2012.
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

On April 16, 2013, the Tribunal issued an Order laying out a schedule for the exchange of additional discovery and the preparation of a joint expert report in order to finalize the award of damages consistent with Partial Awards issued on July 5, 2012 and February 20, 2013. On September 26, 2013, the Tribunal heard oral arguments concerning disputes over the damages amount. On October 7, 2013, the Tribunal issued an interim order, ordering Amkor to provide additional discovery. The Tribunal also ordered a supplemental joint expert report and further briefing, which was completed on December 30, 2013. On January 30, 2014, the Tribunal issued an order making certain findings and requesting the provision of further damages information to the Tribunal.
On May 12, 2014, the ICC served the parties with Partial Award No. 5, awarding Tessera, Inc. $112,851,731 in damages plus interest. This amount was in addition to $16,657,749 plus interest that Amkor paid on August 17, 2012. On June 23, 2014, the Tribunal issued an addendum to Partial Award No. 5, correcting certain typographical errors while leaving the total award intact. As discussed further below, on October 9, 2014, the San Francisco Superior Court confirmed Partial Award No. 5, and entered a judgment in favor of Tessera, Inc.
Another phase of the proceedings addressed Tessera, Inc.’s claims for royalties against certain Amkor packages based on certain additional patents Tessera, Inc. asserted against Amkor. On January 25, 2013, the Tribunal denied Amkor’s motion for partial summary judgment seeking to exclude certain packages as not covered by the license agreement. On June 4, 2013, the Tribunal issued a claim construction ruling on the additional patents. A hearing on these additional patents was held on June 23-27, 2014. The closing argument concerning the liability issues in this phase of the proceedings was held on October 6, 2014. At the time of the settlement (discussed below), the ICC had not yet issued a decision to the parties regarding the matters at issue in this phase.
On January 15, 2015, Tessera, Inc. entered into an agreement with Amkor to settle all pending litigation and arbitration between Amkor and Tessera, Inc. Under the terms of the agreement, Amkor will pay Tessera, Inc. a total of $155 million in addition to amounts already paid, comprised of sixteen equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. This settlement includes the resolution of the Partial Award No. 5 referenced above plus interest on that award, as well as additional amounts related to the settlement of other proceedings between the parties. As part of the settlement, the parties moved to dismiss with prejudice this matter and all other pending litigation and arbitration proceedings between them.
On January 20, 2015, the arbitration Tribunal granted the parties' joint request, and dismissed this matter with prejudice. This matter is now concluded.
Amkor Technology, Inc. v. Tessera, Inc., Civil Action No. CPF-13-512796 (S.F. Superior Ct.); A139596 (California Court of Appeal, Third Division, 1st District); A143411 (California Court of Appeal, Third Division, 1st District)
On February 27, 2013, Amkor filed a petition in San Francisco Superior Court to correct the July 5, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., ICC Case No.16531/VRO, to remove the grant of damages from February 2011 to July 2012, or in the alternative to vacate the award. On March 8, 2013, Amkor filed a motion to Correct An Arbitration Award in the San Francisco Superior Court that substantially repeated the request for relief in its Petition. Amkor’s Motion to Correct was heard, and orally denied, on June 14, 2013. The San Francisco Superior Court issued a signed order denying Amkor’s Motion to Correct on June 25, 2013. Amkor filed a notice of appeal with the California Court of Appeal on August 26, 2013, (Case No. A139596). Amkor filed its appeal brief on January 21, 2014. Tessera, Inc. filed its Respondent’s brief on April 23,

2014. Amkor filed its reply brief on June 12, 2014. Oral argument was held on November 12, 2014. On November 25, 2014, the California Court of Appeal affirmed the Superior Court's order in all aspects; and the appellate opinion became final on December 26, 2014.
On July 14, 2014, Tessera, Inc. filed a petition to confirm Partial Award No. 5 as amended in San Francisco Superior Court. On August 8, 2014, Amkor filed a petition to vacate Partial Award No. 5, as well as a notice of removal in San Francisco Superior Court and in the California Court of Appeal stating that the action was removed to the U.S. District Court for the Northern District of California. On August 22, 2014, Tessera, Inc. filed a motion in the District Court to remand the action to state court. On September 9, 2014, the District Court granted Tessera, Inc's motion to remand and remanded the proceedings to state court. On September 12, 2014, Amkor filed a motion to stay the Superior Court proceedings pending the resolution of Amkor's appeal of the denial of its motion to correct the July 5, 2012 arbitration award. Tessera, Inc.'s petition to confirm Partial Award No. 5, Amkor's petition to vacate Partial Award No. 5, and Amkor's motion to stay were heard on October 6, 2014. On October 9, 2014, the Superior Court signed and entered an order granting Tessera, Inc.'s petition to confirm Partial Award No. 5, denying Amkor's motion to stay and its petition to vacate Partial Award No. 5. Also on October 9, 2014, the Superior Court signed and entered a judgment in favor of Tessera, Inc. and against Amkor stating that Amkor must pay Tessera, Inc. damages in the amount of US$112,851,731, pre-judgment interest in the amount of US$15,483,773, and post-judgment interest beginning on October 11, 2014 at the legal rate until judgment is fully satisfied. On October 23, 2014, Amkor filed a notice of appeal with the California Court of Appeal, (Case No. A143411),and posted a bond in the amount of $192,503,256.00.
As part of Tessera, Inc.'s January 15, 2015 settlement with Amkor (described above), Amkor moved to dismiss these matters with prejudice. On January 22, 2015, the California Court of Appeal issued the remittitur and dismissed Case No. A1434111, and on January 27, 2015 the California Court of Appeal issued the remittitur in Case No. A139596. These matters are now concluded.

Tessera, Inc. v. Amkor Technology, Inc. (ICC Case No. 17976/VRO/AGF/RD)
On May 26, 2011, Tessera, Inc. filed an additional request for arbitration against Amkor before the ICC. The request, among other things, alleged that Amkor failed to make a required election under the parties’ license agreement, and that Amkor failed to comply with obligations regarding “Licensee Improvements” under the license agreement. Tessera, Inc. sought relief including a declaration that Amkor breached the license agreement; that the license agreement was properly terminated on this basis; a declaration that Amkor’s rights to Tessera, Inc.’s patents expired on May 9, 2011 or earlier; the identification and transfer of all Licensee Improvements to Tessera, Inc.; an injunction preventing Amkor from using Licensee Improvements, to the extent it has not complied with the license agreement; damages and/or disgorgement of profits for Amkor’s failure to comply with the license agreement; attorneys’ fees, costs and exemplary damages; and an order for such other and further relief as the Tribunal deemed just and proper. In its request, Tessera, Inc. estimated the amount in dispute to be in excess of $1 million.
On July 26, 2011, Amkor filed its response to the request, which, among other things, denied Tessera, Inc.’s allegations, raised various purported defenses, asserted that Tessera, Inc.’s requests for relief should be denied, contended that Tessera, Inc. has breached the license agreement, argued that Amkor was entitled to attorneys’ fees, costs and exemplary damages relating to the allegations set forth in Tessera, Inc.’s request, and asked that the Tribunal order Tessera, Inc. to pay such further relief to Amkor as the Tribunal deemed appropriate. Tessera, Inc. filed an answer denying the allegations in Amkor’s response on September 1, 2011.
On April 25, 2013, the parties and Panel jointly requested a stay of these proceedings until the earlier of June 30, 2014 or the final resolution of ICC Case No. 16531/VRO. On April 30, 2013, the ICC advised the parties that (unless otherwise advised by May 3, 2013) the matter would remain in abeyance for the period requested. On July 14, 2014, the ICC informed the parties that this matter would now proceed, and that the time limit for establishing the terms of reference had been extended until September 30, 2014. On August 29, 2014, the parties submitted proposals to the Panel regarding the terms of reference and a procedural order. On December 22, 2014, Tessera, Inc. submitted signed terms of reference to the Panel. On December 31, 2014, the ICC informed the parties that the time limit for establishing the terms of reference had been extended until January 30, 2015. On January 9, 2015, the parties submitted a revised procedural order to the panel.
As part of Tessera, Inc.'s January 15, 2015 settlement with Amkor (described above), the parties moved to dismiss this matter with prejudice. On February 2, 2015, the Tribunal granted the parties’ stipulated request for dismissal, and dismissed the action. This matter is now concluded.
Tessera, Inc. v. Amkor Technology, Inc., Civil Action No. 1:12-cv-00852-SLR (D. Del.)

On July 6, 2012, Tessera, Inc. filed a complaint against Amkor in the U.S. District Court for the District of Delaware. Tessera, Inc.’s complaint alleged that Amkor infringed, including by directly infringing, contributorily infringing and/or inducing infringement of, U.S. Patent No. 6,046,076. The complaint requested, among other things, a judgment that Amkor infringed or will infringe, induce others to infringe, and/or commit acts of contributory infringement of one or more claims of U.S. Patent No. 6,046,076; an order that Amkor, its affiliates, subsidiaries, directors, officers, employees, attorneys, agents, and all persons in active concert or participation with any of them be preliminarily and permanently enjoined from further acts of infringement, inducing infringement, or contributory infringement of the U.S. Patent No. 6,046,076; an order that the infringement be adjudged willful and that the damages be increased under 35 U.S.C § 284 to three times the amount found or measured; an order for an accounting; and an award of damages that result from Amkor’s infringing acts, interest on damages, attorneys’ fees and such other and further relief as the Court deemed just and proper. The accused products included, for example and without limitation, infringing vacuum encapsulated and molded underfill semiconductor packages manufactured by Amkor that were not licensed based on the July 5, 2012 arbitration award in Amkor Technology, Inc., v. Tessera, Inc., 16531/VRO. On August 14, 2012, Amkor filed an answer and counterclaims seeking a declaratory judgment that U.S. Patent No. 6,046,076 was not infringed and was invalid. It also interposed affirmative defenses, including but not limited to, non-infringement, invalidity, estoppel, license, patent exhaustion, failure to mark, and laches. Further, Amkor sought an award of attorneys’ fees and costs, and such other relief as the Court deemed to be just and proper.
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
On November 13, 2013, the court granted the parties’ stipulation to stay this district court proceeding pending the determination by the Tribunal in ICC 16531/VRO identifying the packages on which the ICC would award damages under U.S. Pat. No. 6,046,076.
On May 27, 2014, Amkor filed a motion to vacate, modify or correct Partial Award No. 5. On June 20, 2014, Tessera, Inc. filed a motion to strike Amkor's motion to vacate, modify or correct Partial Award No. 5. The motions were fully briefed. On December 10, 2014, the court denied Amkor's motion to vacate, modify or correct Partial Award No. 5, and denied Tessera, Inc's motion to strike as moot.

As part of Tessera, Inc.'s January 15, 2015 settlement with Amkor (described above), the parties stipulated to dismiss this action with prejudice. On January 20, 2015, the Court dismissed the action. This matter is now concluded.

Amkor Technology, Inc. v. Tessera, Inc., Appeal Nos. 15-1173, 1174 (U.S. Court of Appeals, Federal Circuit)

On October 22, 2014, Amkor filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to appeal the final written decision in inter partes review IPR2013-00242 (described above), which was docketed on December 4, 2014 and assigned docket number 15-1173. On November 5, 2014, Tessera, Inc. filed its notice of cross-appeal to the U.S. Court of Appeals for the Federal Circuit, which was docketed December 4, 2014 and assigned docket number 15-1174. These cases were associated on December 5, 2014, and the case with docket number 15-1173 was designated the lead case.
As part of Tessera, Inc.'s January 15, 2015 settlement with Amkor (described above), the parties moved to dismiss these appeals with prejudice.
On January 28, 2015, the court dismissed these appeals. This matter is now concluded.
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

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter (ended March 31, 2014)	$23.90	$17.60
Second Quarter (ended June 30, 2014)	$23.91	$20.38
Third Quarter (ended September 30, 2014)	$30.00	$21.38
Fourth Quarter (ended December 31, 2014)	$36.99	$24.84
	High	Low
Fiscal Year Ended December 31, 2013
First Quarter (ended March 31, 2013)	$18.91	$15.84
Second Quarter (ended June 30, 2013)	$21.33	$18.11
Third Quarter (ended September 30, 2013)	$22.59	$18.19
Fourth Quarter (ended December 31, 2013)	$20.66	$17.95
As of January 30, 2015 there were 52,909,602 outstanding shares of common stock held by 24 stockholders of record.

In February 2015, we updated our capital allocation strategy.  Given the change in business approach that moves us away from backward looking “episodic” payments, we will discontinue the once-a-year payment of special dividends on episodic proceeds and instead announced a doubling of the current quarterly dividend to $0.20 per share beginning in March 2015.  The Company also returns capital to shareholders through stock repurchases and plans to continue repurchasing stock in future periods.  We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

In 2013, we paid quarterly dividends of $0.10 per share in each of March 2013, May 2013, August 2013 and November 2013. In May 2013, we also paid a special dividend of $0.30 per common share in accordance with the revisions to the dividend policy in April 2013 that are noted above. In 2014, we paid quarterly dividends of $0.10 per share in each of March 2014, May 2014, August 2014 and December 2014. In May 2014, we also paid a special dividend of $0.52 per common share in accordance with the revised dividend policy noted above. The special dividends were calculated based on the Episodic Gain generated over the preceding four quarters.

PERFORMANCE GRAPH
The following graphic representation shows a comparison of total stockholder return for holders of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index from December 31, 2009 through December 31, 2014. The graph and table assume that $100 was invested on December 31, 2009 in each of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014

250.00
200.00
150.00
100.00
50.00
0.00
2009
2010
2011
2012
2013
2014
Tessera Technologies, Inc.
NASDAQ Composite-Total Returns
Philadelphia Semiconductor Index

	12/09	12/10	12/11	12/12	12/13	12/14
Tessera Technologies, Inc.	$100.00	$95.19	$71.98	$72.18	$89.68	$169.12
NASDAQ Composite	$100.00	$118.02	$117.04	$137.47	$192.62	$221.02
PHLX Semiconductor	$100.00	$115.82	$103.81	$111.35	$157.94	$207.62
This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (“Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

STOCK REPURCHASES

The following are our monthly stock repurchases for the fourth quarter of fiscal year 2014, all of which were made as part of a publicly announced plan.

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our publicly announced share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Shares in thousands)
2014
October	47	$25.89	47
November	130	$32.32	130
December	290	$35.32	290
Total	467	$33.54	467	$145.1 million

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
Royalty and license fees (1)	$278,807	$168,811	$209,756	$238,748	$271,851
Total revenues	278,807	168,811	209,756	238,748	271,851
Operating expenses:
Cost of revenues	1,445	3,477	4,524	5,105	1,933
Research, development and other related costs	37,479	32,439	38,936	36,440	30,500
Selling, general and administrative	59,409	74,174	82,858	68,376	60,305
Litigation expense	25,116	60,310	34,018	27,470	21,892
Restructuring, impairment of long-lived assets and other charges	(10,338)	4,552	330	5,597	—
Impairment of goodwill	—	116	(63)	33,353	—
Total operating expenses	113,111	175,068	160,603	176,341	114,630
Operating income (loss)	165,696	(6,257)	49,153	62,407	157,221
Other income and expense, net	1,550	1,208	5,668	3,005	2,696
Income (loss) before taxes from continuing operations	167,246	(5,049)	54,821	65,412	159,917
Provision for (benefit from) income taxes	(7,697)	35,860	20,086	29,054	68,282
Income (loss) from continuing operations	174,943	(40,909)	34,735	36,358	91,635
Loss from discontinued operations, net of tax	(4,489)	(144,646)	(64,960)	(55,658)	(34,289)
Net income (loss)	$170,454	$(185,555)	$(30,225)	$(19,300)	$57,346

Income (loss) per share:
Income (loss) from continuing operations:
Basic (2)	$3.31	$(0.77)	$0.67	$0.71	$1.83
Diluted (2)	$3.27	$(0.77)	$0.66	$0.71	$1.82
Loss from discontinued operations:
Basic (2)	$(0.08)	$(2.71)	$(1.25)	$(1.09)	$(0.68)
Diluted (2)	$(0.08)	$(2.71)	$(1.24)	$(1.08)	$(0.68)
Net income (loss):
Basic (2)	$3.23	$(3.48)	$(0.58)	$(0.38)	$1.15
Diluted (2)	$3.18	$(3.48)	$(0.58)	$(0.38)	$1.14
Cash dividends declared per share	$0.92	$0.70	$0.30	$—	$—

Weighted average number of shares used in per share calculation-basic (2)	52,819	53,346	51,977	51,082	50,070
Weighted average number of shares used in per share calculation-diluted (2)	53,563	53,346	52,250	51,443	50,450

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$434,421	$359,587	$442,603	$492,445	$475,005
Working capital	$441,484	$353,822	$422,114	$481,427	$468,912
Total assets	$577,123	$484,753	$705,102	$716,526	$711,854
Long-term liabilities	$1,738	$5,827	$9,505	$5,017	$10,503
Total stockholders’ equity	$541,359	$440,437	$642,425	$670,679	$664,583

(1) Revenue as part of a settlement of a patent infringement dispute from previously unlicensed parties was previously classified as past production payments, which was defined as royalty payments for the use of our intellectual property. This revenue has been reclassified and is included in "Royalty and License Fees."

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
Business Overview
We generate revenue from licensing our technologies and intellectual property to customers and others who implement it for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3DIC”) technologies, among others. Our technologies include semiconductor packaging and interconnect solutions, and products and solutions for mobile and computational imaging, including our FaceToolsTM, FacePowerTM, FotoSavvyTM, DigitalApertureTM, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, and image stabilization intellectual property.
Our business has undergone many changes during 2013 and 2014, as summarized under the heading “Overview” in Part I, Item 1- Business of this Annual Report.

In this document, the operations and financial results of the Micro-Optics business, the Zhuhai Facility and our mems|cam manufacturing operations outlined under the heading “Overview” in Part I, Item 1- Business of this Annual Report, will be considered discontinued operations. All other financial results, unless otherwise noted, are included in continuing operations.

Results of Operations
Restructuring Activities
As noted under the heading "Overview" in Part I, Item I - Business of this Annual Report, we have had three major restructuring actions in 2013 and 2014. Key financial impacts of these actions are as follows:
1) In 2013, we sold most of the assets of the Micro-Optics business located in Charlotte, North Carolina in exchange for $14.9 million in cash, which resulted in a disposal gain of $8.7 million. We incurred $2.6 million in restructuring and impairment charges related to this action. In 2014, we sold all the remaining assets for $7.2 million in cash. All financial results of this business are included in discontinued operations.
2) In 2013, we closed our Zhuhai Facility and consolidated our manufacturing capabilities into Taiwan. We incurred $4.1 million in restructuring and impairment charges related to this action. All financial results of this business are included in discontinued operations.
3) In January of 2014, we announced the cessation of all mems|cam manufacturing operations. As a result, we incurred approximately $49.0 million in long-lived asset impairment and other charges related to the mems|cam operations in the fourth

quarter of 2013. In addition, we incurred severance and other charges of $9.0 million in 2014. In 2014, we sold all the remaining assets for $11.8 million in cash, which resulted in a disposal gain of $7.5 million. All financial results of this business are included in discontinued operations.
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
Our revenues increased significantly in 2014 due primarily to the following:

•
The relicensing of Samsung Electronics Co., Ltd. and Micron Technology, Inc. in 2014. In 2012 and 2013 Samsung Electronics Co., Ltd. accounted for 10% and 11%, respectively, of our total revenues and accounted for 24% of our total revenue in 2014, the first full year after the new license agreements were signed. In 2012, the year their license agreement expired, Micron Technology, Inc. accounted for 15% of our total revenues. We received no revenue from them in 2013 so the 2014 comparisons are favorable.

•
PTI, a customer that accounted for 10% or more of total revenues for the year ended December 31, 2012, ceased making payments in 2012, which caused a substantial adverse impact to our royalty revenue in 2013. In February 2014, we announced a settlement with PTI related to Tessera, Inc.’s and PTI’s pending cases in the United States District Court for the Northern District of California. With this settlement, PTI will pay $196 million to Tessera, Inc. with two required payments made in 2014 and quarterly recurring payments beginning in 2015 through the end of 2018.

In the past, we have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. For example, although we settled our disputes with Amkor in January 2015, we cannot predict the extent or timing of similar future proceedings that may result in fluctuations in our revenue and expenses.
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Years ended December 31,
	2014	2013	2012
Revenues:
Royalty and license fees (1)	100%	100%	100%
Total Revenues	100	100	100
Operating expenses:
Cost of revenues	1	2	2
Research, development and other related costs	13	19	19
Selling, general and administrative	21	44	40
Litigation expense	9	36	16
Restructuring, impairment of long-lived assets and other charges	(3)	3	—
Total operating expenses	41	104	77
Operating income (loss) from continuing operations	59	(4)	23
Other income and expense, net	1	1	3
Income (loss) from continuing operations before taxes	60	(3)	26
Provision for (benefit from) income taxes	(3)	21	10
Income (loss) from continuing operations	63	(24)	16
Loss from discontinued operations, net of tax	(2)	(86)	(30)
Net income (loss)	61%	(110)%	(14)%

(1) Revenue as part of a settlement of a patent infringement dispute from previously unlicensed parties was previously classified as past production payments, which was defined as royalty payments for the use of our intellectual property. This revenue has been reclassified and is included in "Royalty and License Fees."
The following table sets forth our revenues by year (in thousands, except for percentages):

	Years Ended December 31,
	2014	2013	Increase/ (Decrease)	% Change
Royalty and license fees	$278,807	$168,811	$109,996	65%

The $110.0 million or 65% increase in revenues was due to an increase in episodic revenue of $63.2 million and an increase in recurring revenue of $46.8 million. The increase in episodic revenue was primarily related to payments made by PTI in connection with Tessera, Inc.'s settlement with PTI noted above. The increase in recurring revenue results from a $39.2 million increase from new license agreements primarily with Samsung Electronics Co. Ltd. and Micron Technology, Inc. and a $12.3 million or 113% increase in revenue from our FotoNation subsidiary resulting from new license agreements to our software products as well as growth in unit shipments under software license agreements.
Cost of Revenues

Cost of revenues consists of direct compensation, amortization and depreciation expense. Amortization and depreciation expense of long-lived assets are generally classified as a component of cost of revenues from research, development and other related costs when an in-process development project reaches commercialization. For each associated period, cost of revenues as a percentage of total revenues varies based on the rate of adoption of our technologies and the timing of property and equipment being placed in service.
Cost of revenues for the year ended December 31, 2014 was $1.4 million, as compared to $3.5 million for the year ended December 31, 2013, a decrease of $2.1 million, or 60%. The decrease was primarily related to a decrease in amortization due to the impairment of intangibles in 2013 (see Note 8 - "Goodwill and Identified Intangibles Assets" in the Notes to Consolidated Financial Statements).
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
Research, development and other related costs for the year ended December 31, 2014 were $37.5 million, as compared to $32.4 million for the year ended December 31, 2013, an increase of $5.1 million, or 16%. The increase was primarily related to an increase in salary and benefit costs and outside services, partially offset by a decrease in legal expense related to the maintenance of patents.
We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.
Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, reverse engineering personnel and services, amortization of intangibles, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance personnel, legal fees and expenses, facilities costs, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items. Our selling, general and administrative expenses have declined as we have implemented cost savings strategies.
Selling, general and administrative expenses for the year ended December 31, 2014 were $59.4 million, as compared to $74.2 million for the year ended December 31, 2013, a decrease of $14.8 million, or 20%. The decrease was primarily attributable to a decrease of $4.1 million in salary, benefit and other employee costs related to the employee reductions resulting from our restructuring activities over the past several quarters, a decrease of $5.5 million in outside services and a decrease of $2.2 million in depreciation due to the impairment of fixed assets during 2013.
Litigation Expense
Litigation expense for the year ended December 31, 2014 was $25.1 million, as compared to $60.3 million for the year ended December 31, 2013, a decrease of $35.2 million, or 58%. This decrease was primarily attributable to the decrease in our docket of legal proceedings as a result of recent settlement activities.
Although our litigation expense decreased from the previous fiscal year, we expect that litigation expense may continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly between periods, because of our ongoing litigation, as described in Part I, Item 3 - Legal Proceedings, and because of litigation that may be initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of an effort to secure payment of reasonable royalties for the use of our patented technology. If we initiate such litigation, our future litigation expenses may increase.
Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents for the year ended December 31, 2014 was a credit of $10.3 million, as compared to an expense of $4.7 million for the year ended December 31, 2013, a decrease of $14.8 million, or 315%. This decrease was primarily attributable to a gain of $11.9 million due to the sale of patents in December 2014 (see Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents" in the Notes to Consolidated Financial Statements for additional details).
Our restructuring activities in 2014 and 2013 were undertaken because we exited the manufacturing portion of our business. We determined that focusing our resources on our core business of monetizing our intellectual property would bring more shareholder value. We estimated this restructuring would reduce our operating expenses by approximately $70 million annually and have little to no effect on our revenue. Our 2015 operating plan assumes the full achievement of these reduced operating expenses.
Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Cost of revenues	$18	$50
Research, development and other related costs	2,823	3,591
Selling, general and administrative	10,428	9,862
Total stock-based compensation expense	$13,269	$13,503
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2014, stock-based compensation expense was $13.3 million, of which $3.3 million related to employee stock options, $9.3 million related to restricted stock awards and units and $0.6 million related to employee stock purchases. For the year ended December 31, 2013, stock-based compensation expense was $13.5 million, of which $7.8 million related to employee stock options, $4.3 million related to restricted stock awards and units and $1.4 million related to employee stock purchases.
Modifications to agreements may occur when we enter into consulting agreements with departing employees. Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.
Other Income and Expense, Net
Other income and expense, net for the year ended December 31, 2014 was $1.6 million, as compared to $1.2 million, for the year ended December 31, 2013. Other income and expense primarily consists of interest income which was flat year over year at $1.2 million.
Provision for (benefit from) Income Taxes
The benefit for income taxes for the year ended December 31, 2014 of $7.7 million was primarily due to the release of our valuation allowance for federal deferred tax assets which offset the tax expense related to our 2014 pre-tax profits. The provision for income taxes for the year ended December 31, 2013 of $35.9 million was primarily due to an increase in our valuation allowance on federal deferred taxes in 2013 as a result of the determination that it was more likely than not that the deferred tax assets would not be realized. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the year 2014, we determined that it was more likely than not we would realize the full value of substantially all our federal deferred tax assets given license agreements and settlements entered into with customers during 2014 as well as cost reductions favorably impacting our profitability in 2014 and forecasted profitability in succeeding years. We continue to monitor the likelihood that we will be able to recover the deferred tax assets in the future. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.
Discontinued Operations
In 2013, we sold our Micro-Optics business located in Charlotte, North Carolina, and shut-down our camera module manufacturing facility in Zhuhai, China. In 2014, we ceased all mems|cam manufacturing operations. In 2014, and all previous periods presented, these operations are reported as discontinued operations. For further information about discontinued operations, see Note 6 – "Discontinued Operations" in the Notes to Consolidated Financial Statements for additional details.

Fiscal Year 2013 and 2012
The following table sets forth our revenues by year (in thousands, except for percentages):

	Years Ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Royalty and license fees	$168,811	$209,756	$(40,945)	(20)%

Total revenues for the years ended December 31, 2013 and 2012 was $168.8 million and $209.8 million, respectively. This decrease in revenues resulted primarily from a $49.1 million decrease in royalty revenues from Micron Technology Inc. and Powertech Technology, Inc.
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
Cost of revenues for the year ended December 31, 2013 was $3.5 million, as compared to $4.5 million for the year ended December 31, 2012, a decrease of $1.0 million, or 22%. The decrease was primarily related to the decrease in amortization due to the impairment of intangibles in 2013 (see Note 8 – "Goodwill and Identified Intangibles Assets" in the Notes to Consolidated Financial Statements).
Research, Development and Other Related Costs
Research, development and other related costs for the year ended December 31, 2013 were $32.4 million, as compared to $38.9 million for the year ended December 31, 2012, a decrease of $6.5 million, or 17%. The decrease was primarily related to a reduction in outside services of $3.3 million, personnel related expenses of $3.4 million, and stock-based compensation of $1.7 million. These decreases were partially offset by an increase in depreciation expense of $3.0 million.
Selling, General and Administrative
Selling, general and administrative expenses for the year ended December 31, 2013 were $74.2 million, as compared to $82.9 million for the year ended December 31, 2012, a decrease of $8.7 million, or 10%. The decrease was primarily attributable to decreases in outside services of $4.7 million, personnel related expenses of $3.2 million, facilities related expenses of $1.9 million, and travel related expenses of $1.0 million. The decreases were primarily the result of the overall streamlining of our administrative personnel and outside services (see Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges" in the Notes to Consolidated Financial Statements) and were partially offset by a $1.9 million increase in depreciation expense.
Litigation Expense
Litigation expense for the year ended December 31, 2013 was $60.3 million, as compared to $34.0 million for the year ended December 31, 2012, an increase of $26.3 million, or 78%. The increase was primarily attributable to the increase of case activities in our docket of legal proceedings.
Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents
In 2013, we continued the restructuring of our DigitalOptics business and assessed the recoverability of our manufacturing assets during the year. For continuing and discontinued operations, we incurred $76.0 million of restructuring, impairment of long-lived assets and other charges for the year ended December 31, 2013 which were mainly due to $58.3 million of impairments of long-lived assets and $9.8 million of purchase obligations. These charges are primarily included in discontinued operations (see Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents" in the Notes to Consolidated Financial Statements for additional details).
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
Other Income and Expense, Net
Other income and expense, net for the year ended December 31, 2013 was $1.2 million, as compared to $5.7 million, for the year ended December 31, 2012. The decrease was primarily attributable to a $5.4 million payment we received from Amkor in 2012 related to the International Court of Arbitration of the International Chamber of Commerce interim award in favor of Tessera, Inc. that was recorded as interest income.
Provision for (benefit from) Income Taxes
The provision for income taxes for the year ended December 31, 2013 of $35.9 million was primarily due to an increase in valuation allowance on federal deferred taxes in the year as a result of the determination that it was more likely than not that the deferred tax assets would not be realized. The provision for income taxes for the year ended December 31, 2012 was $20.1 million and was largely comprised of foreign income and withholding taxes as offset by domestic income tax benefit. The increase in income tax expense for the year ended December 31, 2013 as compared to the prior year was largely attributable to the valuation allowance recorded against substantially all of our federal deferred tax assets as we concluded such assets were no longer fully realizable in 2013. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the year of 2013, we determined that it was not more likely than not we would realize the full value of our federal deferred tax assets given uncertainties regarding the timing of profits that had caused us to be in a cumulative three year loss position as of the end of 2013.
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

Net Operating Losses and Tax Credit Carryforwards
As of December 31, 2014, we had no remaining federal net operating loss carryforwards and state net operating loss carryforwards of approximately $156.3 million. A significant amount of the state net operating loss carryforwards are carried over from the acquired entities, Digital Optics Corporation in 2006 and Siimpel Corporation in 2010. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2015, and will continue to expire through 2033. In addition, we have research tax credit carryforwards of approximately $3.3 million for federal purposes, which will start to expire in 2015, and will continue to expire through 2034. We also have research tax credit carryforwards of approximately $5.8 million for state purposes and $1.3 million for foreign purposes, which will never expire. We have $22.9 million of foreign tax credit carryforwards which will expire beginning in 2022, and will continue to expire through 2024. Under the provisions of the Internal Revenue Code, substantial changes in the Company or its subsidiary’s ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income.
Tax Benefits from Stock Options
The tax effect from our employee stock option plan for 2014 is a deficiency totaling $2.0 million. There was no tax effect from our employee stock option plan for 2013 and the tax effect in 2012 was a deficiency of $5.5 million. The tax benefits for the excess of tax deductions over the related stock-based compensation expense recorded will create a benefit to additional paid-in capital in the year that the benefit will reduce taxes payable. We expect to record a credit of $2.4 million, tax effected, to additional paid in capital when the windfall benefits are realized in the future.

Liquidity and Capital Resources

	December 31,
(in thousands, except for percentages)	2014	2013	2012
Cash and cash equivalents	$50,908	$73,722	$103,802
Short-term investments	383,513	285,865	338,801
Total cash, cash equivalents and short-term investments	$434,421	$359,587	$442,603
Percentage of total assets	75%	74%	63%

	Years Ended December 31,
	2014	2013	2012
Net cash from operating activities	$134,204	$(48,077)	$24,860
Net cash from investing activities	$(76,651)	$47,947	$32,852
Net cash from financing activities	$(80,367)	$(29,950)	$(9,668)
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and short-term investments were $434.4 million at December 31, 2014, an increase of $74.8 million from $359.6 million at December 31, 2013. Cash and cash equivalents were $50.9 million at December 31, 2014, a decrease of $22.8 million from $73.7 million at December 31, 2013. The decrease in cash and cash equivalents was primarily the result of $76.7 million in cash used by investing activities and $80.4 million net cash used in financing activities, partially offset by $134.2 million in cash provided by operating activities.
Cash flows provided by operations were $134.2 million for the year ended December 31, 2014, primarily due to net income of $170.5 million, adjusted for non-cash items of depreciation and amortization of $20.3 million and stock-based compensation expense of $13.3 million, partially offset by an increase in deferred tax assets resulting from the reversal of a reserve totaling $44.0 million, patents acquired through settlement agreements of $4.3 million and gain on disposal of property and equipment and other assets, net of $19.6 million.
Cash flows used in operations were $48.1 million for the year ended December 31, 2013, primarily due to our net loss of $185.6 million being adjusted for non-cash items of depreciation and amortization of $38.3 million, restructuring and impairment of $64.7 million, impairment of goodwill of $6.7 million, stock-based compensation expense of $13.5 million and deferred income taxes of $22.7 million, offset by changes in operating assets and liabilities of $8.3 million.
Cash flows provided by operations were $24.9 million for the year ended December 31, 2012, primarily due to net loss of $30.2 million, adjusted for non-cash items of depreciation and amortization of $40.3 million and stock-based compensation expense of $17.0 million and a net increase in the changes in operating assets and liabilities of $2.2 million.
Net cash used in investing activities was $76.7 million for the year ended December 31, 2014, primarily related to purchases of short-term investments of $301.6 million and purchases of intangible assets of $5.6 million, offset by proceeds from maturities and sales of investments of $203.7 million and proceeds from the sale of assets of $31.2 million. The sales of property and equipment were primarily related to the land and building used in our Micro-Optics business in Charlotte, North Carolina which was sold in August 2013. The land and building were not part of the initial sale and were, subsequently, sold in August 2014. We also sold all remaining manufacturing assets in the DigitalOptics business.

Net cash provided by investing activities was $47.9 million for the year ended December 31, 2013, primarily related to the maturities and sales of short-term investments of $285.6 million and proceeds from the sale of property and equipment of $19.7 million, offset by purchases of available-for-sale securities of $233.9 million, purchases of property and equipment of $20.1 million and purchases of intangible assets of $3.4 million. The sales of property and equipment were primarily related to those assets in our Micro-Optics business in Charlotte, North Carolina which was sold in August 2013, and our leased factory in Zhuhai, China, whose assets were sold as part of the closure of that facility in the second quarter of 2013. The purchases of property and equipment were primarily related to expanding the manufacturing operation in Hsinchu, Taiwan. This operation was closed as part of the restructuring of the DigitalOptics business announced in January 2014.
Net cash provided by investing activities was $32.9 million for the year ended December 31, 2012, primarily related to proceeds from maturities and sales of investments of $359.5 million, offset by purchases of short-term investments of $261.8 million, cash of $27.9 million used in our acquisition of the Zhuhai Entity and related assets from Flextronics, purchases of property and equipment of $33.4 million primarily for the manufacturing operation in Taiwan and purchases of intangible assets of $4.9 million.
Net cash used in financing activities was $80.4 million for the year ended December 31, 2014 due to dividend payments of $48.3 million and stock repurchases of $66.3 million, offset by $34.3 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
Net cash used in financing activities was $30.0 million for the year ended December 31, 2013 due to dividend payments of $37.6 million and stock repurchases of $29.3 million, offset by $36.9 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
Net cash used in financing activities was $9.7 million for the year ended December 31, 2012 due to dividend payments of $15.6 million, offset by the issuance of common stock under our employee stock option programs and employee stock purchase plans.
The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of debt securities including municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds. We invest excess cash predominantly in high-quality investment grade debt securities with less than three years to maturity. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets.
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the years ended December 31, 2014, 2013 and 2012, no impairment charges with respect to our investments were recorded.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. In October 2014, the Board increased the amount authorized to be used for repurchases to $250.0 million. No expiration has been specified for this plan. Repurchases may take place in the open market or through private transactions. As of December 31, 2014, we have repurchased approximately 4.9 million shares of common stock, since the inception of the plan, at a total cost of $104.9 million under this plan at an average price of $21.39. As of December 31, 2014, the total amount available for repurchase was $145.1 million. We plan to continue to execute authorized repurchases from time to time under the plan.

In February 2015, we updated our capital allocation strategy.  Given the change in business approach that moves us away from backward looking “episodic” payments, we will discontinue the once-a-year payment of special dividends on episodic proceeds and instead announced a doubling of the current quarterly dividend to $0.20 per share beginning in March 2015.  The Company also returns capital to shareholders through stock repurchases and plans to continue repurchasing stock in future periods.  We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

In 2012, we paid quarterly dividends of $0.10 per share in each of May 2012, August 2012 and November 2012 In 2013, we paid quarterly dividends of $0.10 per share in each of March 2013, May 2013, August 2013 and November 2013. In 2014, we paid quarterly dividends of $0.10 per share in each of March 2014, May 2014, August 2014 and December 2014. In May 2013 and 2014, we also paid a special dividend of $0.30 and $0.52 per common share, respectively, in accordance with the revised dividend policy noted above. The special dividends were calculated based on the Episodic Gain we generated over the preceding four quarters.

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
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$13,672	$2,814	$4,560	$4,490	$1,808
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
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. We have recognized approximately $1.6 million in the liability for unrecognized tax benefits, including accrued interest and penalties, at December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, we recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of December 31, 2014 and December 31, 2013, we accrued $0.5 million and $0.6 million, respectively, of interest and penalties related to unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 13 – "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
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
Royalty revenue is generated from a licensee's production or shipment of licensed products incorporating our intellectual property, technologies or software. Running royalties are primarily based on unit volumes shipped. Licensees generally report shipment information within 30 to 60 days following the end of the quarter. From time to time we also enter into license or settlement agreements that provide for fixed license fees, royalty payments or settlement payments. When there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we recognize royalty revenues on a one-quarter lag. Royalty revenue also includes payments resulting from periodic compliance audits of licensees, as part of a settlement of a patent infringement dispute, or judgments of license dispute.
License revenue is generated from license agreements for certain rights to our intellectual property technologies. We also derive revenue from software licenses for digital and video photography image enhancement technology. In some instances, we may enter into license agreements that involve multiple element arrangements including technology transfer, design, technical service and unspecified support. For technology and software licenses, revenue is recognized upon delivery or on a straight-line basis over the period in which the unspecified support or service is performed.
Valuation of goodwill and intangible assets
We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. Such changes could result in impairment charges or higher amortization expense in future periods, which could have a significant impact on our operating results and financial condition.
We perform an annual review of the valuation of goodwill in the third quarter, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management estimates and judgment. Should conditions be different from management’s last assessment, significant impairments of goodwill may be required, which would adversely affect our operating results.
In 2013, we recorded a $6.7 million impairment charge of goodwill due to the restructuring of our DigitalOptics business. Refer to Note 8—“Goodwill and Identified Intangible Assets” of the Notes to Consolidated Financial Statements for additional details.
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
Valuation of investments
Our investments consist primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds. We invest excess cash predominantly in high-quality investment grade marketable securities with less than three years to maturity. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains and losses, unrealized losses and declines in value determined to be other-than-temporary, if any, on available-for-sale securities are generally reported in other income and expense, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and, in the event that observable prices for similar assets are not available, externally provided pricing models, discounted cash flow methodologies or other similar techniques. The determination of fair value when quoted market prices are not available requires significant judgment and estimation. In addition, we evaluate the investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more-likely-than-not basis. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and may result in other-than-temporary decline in value which could have an adverse impact on our results of operations.
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

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2014, 2013 and 2012, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See Note 12—“Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.
Recent Accounting Pronouncements
See Note 3 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, which are subject to risks including:
Interest Rate Risk
The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We invest in marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, which had a fair value of $414.9 million at December 31, 2014. Our exposure to interest rate risks is not significant due to the short average maturity of our holdings, which is less than a year. A hypothetical 1% (100 basis-point) increase in period end interest rates along the yield curve would have resulted in a $3.2 million decrease in the fair value of our investment positions at December 31, 2014. Conversely, a 1% (100 basis-point) decrease in interest rates to zero would have resulted in a $1.0 million increase in the fair value of our investment portfolio. These estimates reflect only the direct impact of a change in interest rates and actual results may differ from these estimates.
Investment Risk
We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds, are classified as available-for-sale or trading securities with fair values of $414.9 million and $303.8 million as of December 31, 2014 and 2013, respectively. Unrealized losses, net of tax, on these investments at December 31, 2014 were approximately $0.3 million, as compared to unrealized gains of approximately $0.1 million at December 31, 2013. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio.
Bank Liquidity Risk
As of December 31, 2014, we have approximately $19.5 million in operating accounts that are held with domestic and international financial institutions. A majority of these balances are held with domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the federal government. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2014 are set forth in this Annual Report at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2014 and 2013.
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

	Three Months Ended
	Mar 31, 2013 (1)	Jun 30, 2013 (2)	Sep 30, 2013 (3)	Dec 31, 2013 (4)	Mar 31, 2014 (5)	Jun 30, 2014	Sep 30, 2014 (6)	Dec 31, 2014 (7)
	(in thousands, except per share amounts)
Revenues:
Royalty and license fees	$28,624	$46,593	$37,261	$56,333	$88,336	$37,213	$93,334	$59,924
Total Revenues	28,624	46,593	37,261	56,333	88,336	37,213	93,334	59,924
Operating expenses:
Cost of revenues	902	889	849	837	597	449	243	156
Research, development and other related costs	8,426	7,866	8,394	7,753	8,647	10,107	10,328	8,397
Selling, general and administrative	22,113	22,603	15,280	14,178	15,321	14,995	14,887	14,206
Litigation expense	14,037	17,376	12,698	16,199	6,951	10,214	5,821	2,130
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents	811	2,531	993	333	1,039	488	67	(11,933)
Total operating expenses	46,289	51,265	38,214	39,300	32,555	36,253	31,346	12,956
Operating income (loss)	(17,665)	(4,672)	(953)	17,033	55,781	960	61,988	46,968
Other income and expense, net	464	298	160	286	330	432	338	449
Income (loss) from continuing operations before taxes	(17,201)	(4,374)	(793)	17,319	56,111	1,392	62,326	47,417
Provision for (benefit from) income taxes	(5,920)	(1,872)	33,363	10,289	22,686	(1,124)	(40,357)	11,098
Income (loss) from continuing operations	(11,281)	(2,502)	(34,156)	7,030	33,425	2,516	102,683	36,319
Income (loss) from discontinued operations, net of tax	(33,342)	(13,312)	(36,813)	(61,179)	(12,527)	1,255	6,012	771
Net income (loss)	$(44,623)	$(15,814)	$(70,969)	$(54,149)	$20,898	$3,771	$108,695	$37,090
Earnings per share:
Income (loss) from continuing operations:
Basic	$(0.21)	$(0.05)	$(0.63)	$0.13	$0.63	$0.05	$1.96	$0.69
Diluted	$(0.21)	$(0.05)	$(0.63)	$0.13	$0.62	$0.05	$1.93	$0.68
Income (loss) from discontinued operations:
Basic	$(0.64)	$(0.25)	$(0.68)	$(1.14)	$(0.24)	$0.02	$0.11	$0.01
Diluted	$(0.64)	$(0.25)	$(0.68)	$(1.13)	$(0.23)	$0.02	$0.11	$0.01
Net income (loss):
Basic	$(0.85)	$(0.30)	$(1.31)	$(1.01)	$0.39	$0.07	$2.07	$0.70
Diluted	$(0.85)	$(0.30)	$(1.31)	$(1.00)	$0.39	$0.07	$2.04	$0.69
Cash dividends declared per share	$0.10	$0.40	$0.10	$0.10	$0.10	$0.62	$0.10	$0.10
Weighted average number of shares used in per share calculations-basic	52,471	53,157	54,076	53,866	53,223	52,812	52,500	52,758
Weighted average number of shares used in per share calculations-diluted	52,471	53,157	54,076	54,290	53,793	53,397	53,286	53,595

[1]
In the first quarter of 2013, the restructuring, impairment of long-lived assets and other charges consisted of employee severance of $1.4 million, impairments of $1.3 million of manufacturing equipment assets held for sale relating to the Taiwan operation, $0.3 million impairment of research and development equipment relating to the closure of the facility in Tel Aviv and an $8.7 million charge due to the abandonment of patents and technology which caused a revision of the useful life estimate of these patents and technology assets thus fully impairing them. These charges are primarily included in discontinued operations.

[2]
In the second quarter of 2013, restructuring, impairment of long-lived assets and other charges included a $1.9 million impairment of our investment in NemoTek Technologie S.A. which is included in continuing operations. Additionally in the second quarter, there was a $1.5 million charge related to disposal of an entity that furthered advanced packaging solutions, an impairment charge of $1.1 million in manufacturing equipment assets held for sale relating to the Taiwan operation, $0.9 million in asset impairments relating to the Intellectual Property and DigitalOptics businesses, and $0.5 million in severance charges. These charges are included in discontinued operations.

[3]	In the third quarter of 2013, a valuation allowance was recorded against substantially all of our U.S. Federal deferred tax assets as we concluded such assets were no longer fully realizable.

[4]
In January 2014, we announced a restructuring of our DigitalOptics segment to cease all remaining manufacturing operations. Therefore, we will no longer pursue a strategy of manufacturing and selling mems|cam products. In connection with these actions, in the fourth quarter of 2013 we impaired $32.8 million of manufacturing equipment and $6.5 million of intangible assets relating to the DigitalOptics operation, recorded a $9.8 million charge for commitments relating to open purchase orders for equipment and impaired $2.1 million of IT related assets. These charges are included in discontinued operations.

[5]	The increase in revenue over prior periods primarily relates to an episodic payment from Powertech Technology, Inc. paid in the first quarter of 2014.

[6]
The increase in revenue over prior periods primarily relates to a second episodic payment from Powertech Technology, Inc. paid in the third quarter of 2014. Also in the third quarter of 2014, the valuation allowance that was recorded against substantially all of our federal deferred tax assets was released as we concluded that the majority of these assets were now realizable.

[7]
In connection with the O-Film transaction, we sold patents during this quarter for $11.9 million. The proceeds for this sale are included as an offset in Restructuring, impairment of long-lived assets and other charges and gain on sale of patents

Other Supplementary Data
The following table presents our quarterly unaudited non-GAAP financial measures for the eight quarters in the periods ended December 31, 2014 and 2013. The non-GAAP financial measures adjust for non-cash acquired intangibles, amortization charges, acquired in-process research and development, all forms of stock-based compensation expense, restructuring, impairment of long-lived assets and other charges and related tax effects of the aforementioned adjustments. The non-GAAP financial measures also exclude the effects of FASB Accounting Standards Codification Topic 718 – Stock Compensation upon the number of diluted shares used in calculating non-GAAP earnings per share. We believe that the non-GAAP measures used in this report provide investors with important perspectives into our ongoing business performance. Our management uses these non-GAAP financial measures when evaluating our operating performance. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three Months Ended
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
	(in thousands, except per share amounts)
GAAP income (loss) from continuing operations	$(11,281)	$(2,502)	$(34,156)	$7,030	$33,424	$2,516	$102,684	$36,319
Adjustments to GAAP net income (loss):
Stock-based compensation expense:
Research, development and other related costs	204	216	142	541	589	700	600	528
Selling, general and administrative	1,352	3,449	1,416	2,406	1,915	1,939	2,545	2,595
Amortization of acquired intangibles:
Cost of revenues	824	824	824	827	589	354	118	—
Research, development and other related costs	1,056	1,097	1,079	1,144	1,115	1,149	1,414	1,531
Selling, general and administrative	2,922	2,891	2,891	2,890	2,899	3,067	3,067	3,168
Restructuring, impairment of long-lived assets and other charges	811	2,531	993	333	1,039	488	67	(11,933)
Tax adjustments for non-GAAP items	(2,191)	(1,405)	—	—	—	—	(68,343)	1,461
Non-GAAP net income(loss) from continuing operations	$(6,303)	$7,101	$(26,811)	$15,171	$41,570	$10,213	$42,152	$33,669
Non-GAAP net income (loss) per common share - diluted	$(0.12)	$0.13	$(0.50)	$0.28	$0.76	$0.19	$0.78	$0.62
Weighted average number of shares used in per share calculation-diluted*	52,471	53,157	54,076	55,124	54,720	54,320	54,351	54,524

*	Non-GAAP diluted shares are based on the GAAP diluted share adjusted for stock-based compensation expense and tax effect.

The following table presents our revenues as recurring and episodic revenue, consistent with how management reviews our quarterly revenues:

	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
Revenues:
Recurring revenue	$22,124	$27,627	$27,761	$25,564	$23,391	$35,786	$47,334	$43,314
Episodic revenue	6,500	18,966	9,500	30,769	64,945	1,427	46,000	16,610
Total revenues	$28,624	$46,593	$37,261	$56,333	$88,336	$37,213	$93,334	$59,924

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
Tessera Technologies, Inc.’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Tessera Technologies, Inc.’s management, we determined that Tessera Technologies, Inc.’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of Tessera Technologies, Inc.’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, Tessera Technologies, Inc.’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”).
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

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:

Page Number

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Comprehensive Income (Loss)	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedules

Valuation and Qualifying Accounts	S-1

(3) Exhibits*

*	The exhibits listed on the accompanying Exhibits Index following the signature page to this Annual Report are filed as part of, or hereby incorporated by reference into, this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Tessera Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tessera Technologies, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 25, 2015

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$50,908	$73,722
Short-term investments	383,513	285,865
Accounts receivable, net	4,478	3,138
Short-term deferred tax assets	19,334	56
Current assets of discontinued operations	156	7,029
Other current assets	17,121	22,501
Total current assets	475,510	392,311
Property and equipment, net	4,322	9,481
Intangible assets, net	72,925	81,202
Long-term deferred tax assets	21,759	904
Other assets	2,607	855
Total assets	$577,123	$484,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,509	$3,209
Accrued legal fees	4,143	10,189
Accrued liabilities	13,284	23,535
Deferred revenue	10,217	1,149
Current liabilities of discontinued operations	2,873	407
Total current liabilities	34,026	38,489
Long-term deferred tax liabilities	187	520
Other long-term liabilities	1,551	5,110
Long-term liabilities of discontinued operations	—	197
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 57,800 and 55,617 shares issued, respectively, and 52,840 and 53,442 shares outstanding, respectively	58	55
Additional paid-in capital	576,341	530,762
Treasury stock at cost; 4,960 and 2,175 shares of common stock at each period end, respectively	(106,231)	(39,918)
Accumulated other comprehensive income (loss)	(333)	133
Retained earnings (deficit)	71,524	(50,595)
Total stockholders’ equity	541,359	440,437
Total liabilities and stockholders’ equity	$577,123	$484,753
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Royalty and license fees	$278,807	$168,811	$209,756
Total revenues	278,807	168,811	209,756
Operating expenses:
Cost of revenues	1,445	3,477	4,524
Research, development and other related costs	37,479	32,439	38,936
Selling, general and administrative	59,409	74,174	82,858
Litigation expense	25,116	60,310	34,018
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents	(10,338)	4,668	267
Total operating expenses	113,111	175,068	160,603
Operating income (loss)	165,696	(6,257)	49,153
Other income and expense, net	1,550	1,208	5,668
Income (loss) before taxes from continuing operations	167,246	(5,049)	54,821
Provision for (benefit from) income taxes	(7,697)	35,860	20,086
Income (loss) from continuing operations	174,943	(40,909)	34,735
Loss from discontinued operations, net of tax	(4,489)	(144,646)	(64,960)
Net income (loss)	$170,454	$(185,555)	$(30,225)
Income (loss) per share:
Income (loss) from continuing operations:
Basic	$3.31	$(0.77)	$0.67
Diluted	$3.27	$(0.77)	$0.66
Loss from discontinued operations:
Basic	$(0.08)	$(2.71)	$(1.25)
Diluted	$(0.08)	$(2.71)	$(1.24)
Net income (loss):
Basic	$3.23	$(3.48)	$(0.58)
Diluted	$3.18	$(3.48)	$(0.58)
Cash dividends declared per share	$0.92	$0.70	$0.30
Weighted average number of shares used in per share calculations-basic	52,819	53,346	51,977
Weighted average number of shares used in per share calculations-diluted	53,563	53,346	52,250
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$170,454	$(185,555)	$(30,225)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities, net of tax	(466)	14	95
Other comprehensive income (loss)	(466)	14	95
Comprehensive income (loss)	$169,988	$(185,541)	$(30,130)
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2011	51,576	$52	$462,697	645	$(10,505)	$24	$218,411	$670,679
Net loss	—	—	—	—	—	—	(30,225)	(30,225)
Other comprehensive income	—	—	—	—	—	95	—	95
Cash dividends paid on company common stock	—	—	—	—	—	—	(15,638)	(15,638)
Issuance of common stock in connection with exercise of stock options	167	—	2,374	—	—	—	—	2,374
Issuance of common stock in connection with employee common stock purchase plan	292	1	3,732	—	—	—	—	3,733
Issuance of restricted stock, net of shares cancelled	267	—	—	—	—	—	—	—
Repurchases of common stock	(9)	—	—	9	(137)	—	—	(137)
Stock-based compensation expense	—	—	17,036	—	—	—	—	17,036
Tax effect from employee stock option plan	—	—	(5,492)	—	—	—	—	(5,492)
Balance at December 31, 2012	52,293	$53	$480,347	654	$(10,642)	$119	$172,548	$642,425
Net loss	—	—	—	—	—	—	(185,555)	(185,555)
Other comprehensive income	—	—	—	—	—	14	—	14
Cash dividends paid on company common stock	—	—	—	—	—	—	(37,588)	(37,588)
Issuance of common stock in connection with exercise of stock options	2,031	1	33,520	—	—	—	—	33,521
Issuance of common stock in connection with employee common stock purchase plan	288	—	3,417	—	—	—	—	3,417
Issuance of restricted stock, net of shares cancelled	351	1	—	—	—	—	—	1
Repurchases of common stock	(1,521)	—	(25)	1,521	(29,276)	—	—	(29,301)
Stock-based compensation expense	—	—	13,503	—	—	—	—	13,503
Balance at December 31, 2013	53,442	$55	$530,762	2,175	$(39,918)	$133	$(50,595)	$440,437
Net income	—	—	—	—	—	—	170,454	170,454
Other comprehensive loss	—	—	—	—	—	(466)	—	(466)
Cash dividends paid on company common stock	—	—	—	—	—	—	(48,335)	(48,335)
Issuance of common stock in connection with exercise of stock options	1,797	2	32,578	—	—	—	—	32,580
Issuance of common stock in connection with employee common stock purchase plan	137	—	1,700	—	—	—	—	1,700
Issuance of restricted stock, net of shares cancelled	249	1	—	—	—	—	—	1
Repurchases of common stock, shares exchanged				29	(761)			(761)
Repurchases of common stock	(2,785)	—	—	2,756	(65,552)	—	—	(65,552)
Stock-based compensation expense	—	—	13,269	—	—	—	—	13,269
Tax effect from employee stock option plan	—	—	(1,968)	—	—	—	—	(1,968)
Balance at December 31, 2014	52,840	$58	$576,341	4,960	$(106,231)	$(333)	$71,524	$541,359
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$170,454	$(185,555)	$(30,225)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment	1,834	15,937	15,205
Amortization of intangible assets	18,472	22,330	25,069
Stock-based compensation expense	13,269	13,503	17,036
Gain on disposal of property and equipment and other assets, net	(19,618)	(8,975)	(91)
Impairment of goodwill	—	6,664	—
Non-cash restructuring, impairment of long-lived assets and other charges	820	64,716	63
Deferred income tax and other, net	(44,042)	22,735	(6,100)
Amortization of premium or discount on investments and other	(144)	3,104	212
Tax effect from employee stock option plan	(1,968)	—	(5,492)
Patents acquired through settlement agreements	(4,280)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,217)	8,445	(2,537)
Inventories	—	1,123	459
Other assets	5,307	(2,568)	(1,336)
Accounts payable	566	(5,887)	2,993
Accrued legal fees	(5,749)	(1,537)	5,616
Accrued and other liabilities	(8,568)	1,608	1,729
Deferred revenue	9,068	(3,720)	2,259
Net cash from operating activities	134,204	(48,077)	24,860
Cash flows from investing activities:
Purchases of property and equipment	(1,769)	(20,111)	(33,428)
Proceeds from sale of property and equipment and other assets	31,173	19,708	1,293
Purchases of short-term available-for-sale investments	(301,629)	(233,888)	(261,754)
Proceeds from maturities and sales of short-term investments	203,659	285,598	359,523
Acquisition, net of cash acquired	(2,450)	—	(27,907)
Purchases of intangible assets	(5,635)	(3,360)	(4,875)
Net cash from investing activities	(76,651)	47,947	32,852
Cash flows from financing activities:
Dividend paid	(48,335)	(37,588)	(15,638)
Proceeds from exercise of stock options	32,581	33,497	2,374
Proceeds from employee stock purchase program	1,700	3,417	3,733
Repurchase of common stock	(66,313)	(29,276)	(137)
Net cash from financing activities	(80,367)	(29,950)	(9,668)
Net increase (decrease) in cash and cash equivalents	(22,814)	(30,080)	48,044
Cash and cash equivalents at beginning of period	73,722	103,802	55,758
Cash and cash equivalents at end of period	$50,908	$73,722	$103,802

Supplemental disclosure of cash flow information:
Income taxes paid, net	$29,053	$10,703	$4,880

Supplemental disclosure of non-cash investing activities:
Property and equipment included in accounts payable and accrued liabilities	$—	$372	$5,041
Acquired intangible assets included in accrued liabilities	$—	$—	$1,100
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc. and its subsidiaries (the “Company”) generate revenue from licensing its technologies and intellectual property to customers and others who implement it for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3DIC”) technologies, among others. The Company's technologies include semiconductor packaging and interconnect solutions, and products and solutions for mobile and computational imaging, including our FaceToolsTM, FacePowerTM, FotoSavvyTM, DigitalApertureTM, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, and image stabilization intellectual property.
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
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. The most significant of these reclassifications are as follows:

•
In 2013, the Company restructured its operations by selling its Micro-Optics business and closing its leased manufacturing facility in Zhuhai, China (the “Zhuhai Facility”). As a result, the financial results of the Micro-Optics business and of the Zhuhai Facility for all periods are presented as discontinued operations.

•
In 2014, the Company continued its restructuring by the cessation of all mems|cam manufacturing operations. As part of these efforts, the Company ceased its operations in Arcadia, California, Rochester, New York and in Taiwan and Japan. As a result, the financial results of the mems|cam manufacturing operations for all periods are presented as discontinued operations. For more information regarding these actions, see Note 6 - "Discontinued Operations" and Note 8 - "Goodwill and Identified Intangible Assets."

•	The revenue classification "Past Production Payments" is now included in the "Royalty and License" line on the statements of operations for 2014 and all previous periods presented.
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
At December 31, 2014, the Company had two customers representing 60% and 11% of aggregate gross trade receivables. At December 31, 2013, the Company had two customers representing 73% and 15% of aggregate gross trade receivables.
The following table sets forth revenues generated from customers which comprise 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Powertech Technology Inc.	34%	* %	11%
Samsung Electronics, Co. Ltd.	24%	11%	10%
SK hynix Inc.	11%	26%	*%
Sony Corporation	*%	18%	*%
Micron Technology, Inc.	*%	*%	15%
Spansion Inc.	*%	*%	12%

*	denotes less than 10% of total revenues.
Goodwill and identified intangible assets
Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. The Company reviews impairment of goodwill annually in the third quarter. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company concludes it is more-likely-than-not that the fair value of a reporting unit exceeds its carrying amount, it need not perform the two-step impairment test.
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
Revenue recognition
The Company derives its revenue from royalty and license fees. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Determining whether and when these criteria have been satisfied requires the Company to make assumptions and judgments which could have a significant impact on the timing and amount of revenues it reports.
Royalty revenues are generated from a licensee's production or shipment of licensed products incorporating the Company’s intellectual property, technologies or software. Running royalties are primarily based on unit volumes shipped. Licensees generally report shipment information within 30 to 60 days following the end of the quarter. From time to time the Company also enters into license agreements that provide for fixed license fees or royalty payments. When there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining these reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. Royalty revenue also includes payments resulting from periodic compliance audits of licensees, as part of a settlement of a patent infringement dispute, or judgments of license dispute.
License revenues are generated from license agreements for certain rights to the Company’s intellectual property technologies. The Company also derives revenue from software licenses for digital and video photography image enhancement technology. In some instances, the Company may enter into license agreements that involve multiple element arrangements to also include technology transfer, design, technical service and unspecified support. For technology and software licenses, revenue is recognized upon delivery or on a straight-line basis over the period in which the unspecified support or service is performed.
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
The provision for income taxes was comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the

Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change. See Note 12 – “Income Taxes” for additional detail.
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
Property and equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The depreciable lives range from one to five years.
NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
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
Recent Accounting Pronouncements
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.
NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Prepaid income taxes	$12,841	$14,817
Interest receivable	2,138	2,311
Other	2,142	5,373
	$17,121	$22,501

Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013 (1) (2)
Employee compensation and benefits	$10,734	$7,460
Purchase obligations	—	9,800
Other	2,550	6,275
	$13,284	$23,535

(1) Accrued liabilities at December 31, 2013 relating to the Company's operations in Charlotte, North Carolina and Zhuhai, China are included in current liabilities of discontinued operations. See Note 6 – "Discontinued Operations," for additional details.
(2) Purchase obligations are related to inventory and equipment. See Note 15 - "Restructuring, Impairment of Long-lived Assets and Other Charges and Gain on Sale of Patents" for additional details.
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Unrealized gain (loss) on available-for-sale securities, net of tax	$(333)	$133
	$(333)	$133
NOTE 5 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$282,279	$13	$(538)	$281,754
Municipal bonds and notes	37,201	15	(1)	37,215
Treasury and agency notes and bills	41,271	10	(13)	41,268
Commercial paper	33,774	2	(1)	33,775
Money market funds	20,883	—	—	20,883
Total available-for-sale securities	$415,408	$40	$(553)	$414,895
Reported in:
Cash and cash equivalents				$31,382
Short-term investments				383,513
Total marketable securities				$414,895

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$131,374	$75	$(31)	$131,418
Municipal bonds and notes	109,879	74	(3)	109,950
Commercial paper	21,216	4	(1)	21,219
Treasury and agency notes and bills	28,038	17	(2)	28,053
Money market funds	13,198	—	—	13,198
Total available-for-sale securities	$303,705	$170	$(37)	$303,838
Reported in:
Cash and cash equivalents				$17,973
Short-term investments				285,865
Total marketable securities				$303,838

At December 31, 2014 and December 31, 2013, the Company had $434.4 million and $359.6 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $19.5 million and $55.8 million at December 31, 2014 and December 31, 2013, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2014 and 2013.
Unrealized losses (net of unrealized gains) of $0.3 million, net of tax, as of December 31, 2014, were related to a temporary decrease in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of December 31, 2014 because the Company has the ability to hold these investments to allow for recovery, and does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the years ended December 31, 2014 and 2013, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at December 31, 2014 and 2013, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

December 31, 2014	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$240,165	$(535)	$5,453	$(3)	$245,618	$(538)
Municipal bonds and notes	1,061	(1)	—	—	1,061	(1)
Commercial paper	9,482	(1)	—	—	9,482	(1)
Treasury and agency notes and bills	16,245	(13)	—	—	16,245	(13)
Total	$266,953	$(550)	$5,453	$(3)	$272,406	$(553)

December 31, 2013	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$9,151	$(31)	$—	$—	$9,151	$(31)
Municipal bonds and notes	5,495	(3)	—	—	5,495	(3)
Commercial paper	66,379	(1)	—	—	66,379	(1)
Total	$81,025	$(35)	$—	$—	$81,025	$(35)

The estimated fair value of marketable securities by contractual maturity at December 31, 2014 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$252,110
Due in one to two years	149,787
Due in two to three years	12,998
Total	$414,895
NOTE 6 – DISCONTINUED OPERATIONS
The following are included in the Company's discontinued operations:

•
In 2012, the Company completed an acquisition of certain assets of Vista Point Technologies, from Flextronics International Ltd. (the “Zhuhai Transaction”). At the time of the acquisition, the Company intended to use the acquired assets and related manufacturing business to accelerate its strategy of building the DigitalOptics business into a manufacturer and supplier of camera modules in the mobile phone market. In the first quarter of 2013, the Company determined the DigitalOptics business was to be restructured and announced its plans to close its leased manufacturing facility in Zhuhai, China (the "Zhuhai Facility"). By closing the Zhuhai Facility, the Company strategy was to no longer supply the whole camera module. The primary focus was developing the mems|cam actuator, the imaging software and user applications, and manufacturing and supplying only the lens barrel. As a result of this restructuring, certain assets acquired in the transaction were considered impaired or written off entirely, and other assets were either sold or transferred to the mems|cam manufacturing operations in Taiwan.

•
In 2013, the Company continued to restructure its DigitalOptics business through the sale of its Micro-Optics business based in Charlotte, North Carolina. Originally purchased in 2006, this business focused on diffractive optical elements, refractive optical elements, and integrated micro-optic sub-assemblies. The Company determined these offerings were no longer part of its long-term strategy for the DigitalOptics business. As a result, on August 9, 2013, the Company sold all of the related assets of the Micro-Optics business, except the land and building, to a buyer in exchange for $14.9 million in cash which resulted in a disposal gain of $8.7 million, and is included in the net loss from discontinued operations. The land and building assets were classified as assets held for sale until they were sold in August 2014.

•
On January 16, 2014, the Company announced a restructuring of its DigitalOptics segment to cease all remaining manufacturing operations resulting in the impairment charges related to the Company's long-lived assets. For the year ended December 31, 2013, the Company incurred cumulative charges, which include continuing and discontinued operations in total, of $5.9 million in severance and $70.9 million in impairment of long-lived assets and other charges.

•
In January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these efforts, the Company is no longer operating facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. As a result of these actions, certain assets were impaired or were written off entirely and restructuring and other charges were taken in 2013. All material assets of these operations were sold or licensed to a third party in December 2014 generating a gain of $7.6 million which is included in discontinued operations,

For more information regarding these actions, see Note 8 - "Goodwill and Identified Intangible Assets" and Note 15 - "Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents."
The businesses discussed above are considered discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within all statements of operations presented and the current balance sheet.

The results from discontinued operations were as follows (in thousands):

	Years Ended December 31,
	2014		2013		2012
Revenues:
Product and service revenues	$32		$6,524		$24,267
Total revenues	32		6,524		24,267
Operating expenses:
Cost of revenues	21		12,276		35,842
Research, development and other related costs	6,190		60,117		61,745
Selling, general and administrative	6,254		11,833		14,437
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents	(3,178)	(1)	72,280	(2)	2,257
Impairment of goodwill	—		6,548	(3)	—
Total operating expenses	9,287		163,054		114,281
Other income and (expense), net	629		572		204
Operating loss before taxes	(8,626)		(155,958)		(89,810)
Benefit from income taxes	(4,137)		(11,312)		(24,850)
Net loss from discontinued operations	$(4,489)		$(144,646)		$(64,960)

(1) As noted above, the Company has undergone significant restructuring activities in 2014. The majority of restructuring, impairment and other charges occurred during 2013. In 2014, the company sold assets and the proceeds are netted against expenses.

(2) As noted above, the Company has undergone restructuring activities in 2013. The majority of restructuring, impairment and other charges occurred during 2013. In 2013, the Company incurred $45.0 million in the impairment of fixed assets which primarily consisted of manufacturing equipment used in both the Zhuhai and Taiwan facilities, $16.6 million in the impairment of intangible assets which included the Eyesquad and Siimpel portfolios and $4.7 million of severance costs due to the related reductions in force.

(3) See Note 8 – "Goodwill and Identified Intangible Assets."

The current assets and current liabilities of discontinued operations were as follows (in thousands):

	December 31, 2014	December 31, 2013
Accounts receivable and other assets, net	$390	$29
Property and equipment, net (1)	—	7,000
Total assets of discontinued operations	$390	$7,029

Accrued liabilities (2)	$2,873	$407
Total liabilities of discontinued operations	$2,873	$407

(1) The decrease in the December 31, 2014 balance from the December 31, 2013 balance results from the sale of land and building assets in August 2014. These assets originally belonged to the Company's DigitalOptics operations in Charlotte, N.C. but were not part of the sale of this business in 2013.

(2) The increase in the December 31, 2014 balances from the December 31, 2013 balances is related to the cessation of all mems|cam manufacturing operations with the liabilities of those operations being included in discontinued operations since 2014, whereas they were included in continuing operations as of December 31, 2013. At December 31, 2014, this amount is primarily related to lease obligations and employee severance which are expected to be settled in cash in the first half of 2015.

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

Level 1	Quoted prices in active markets for identical assets.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
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

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2014 and December 31, 2013.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$20,883	$20,883	$—	$—
Corporate bonds and notes (2)	281,754	—	281,754	—
Municipal bonds and notes (2)	37,215	—	37,215	—
Treasury and agency notes and bills (2)	41,268	—	41,268	—
Commercial paper (3)	33,775	—	33,775	—
Total Assets	$414,895	$20,883	$394,012	$—

The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2014:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$13,198	$13,198	$—	$—
Corporate bonds and notes (2)	131,418	—	131,418	—
Municipal bonds and notes (2)	109,950	—	109,950	—
Treasury and agency notes and bills (2)	28,053	—	28,053	—
Commercial paper (3)	21,219	—	21,219	—
Total Assets	$303,838	$13,198	$290,640	$—
The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2013:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Assets held for sale	Assets included in discontinued operations and held for sale		Other
Balance at December 31, 2012	$—	$—		$—
Assets transferred	9,581	19,917		—
Assets sold	(6,200)	(3,978)		—
Assets written-off	(3,381)	(6,219)		—
Balance at December 31, 2013	$—	$9,720	(1)	$—
Assets transferred	—	1,398		—
Assets sold	—	(11,118)	(2)	—
Assets received	—	—		4,280	(3)
Balance at December 31, 2014	$—	$—		$4,280

(1) Comprised of assets remaining after the sale of the Micro-Optics business located in Charlotte, North Carolina, which was completed in August 2013 and as a result of the cessation of the Company's mems|cam manufacturing activities. See Note 5 - "Discontinued Operations" for more information. These assets are carried at market value as determined by specific third party quotes.

(2) The assets in footnote 1 above were sold in 2014. Combined these assets sold for $17.1 million and resulted in a gain of $5.8 million.

(3) This amount represents the value of the patents that were received as part of licensing settlements with customers. These assets were valued using a methodology based on an arms-length purchase price of bulk patent assets, with adjustments based on limited pick rights, the total available market, and remaining average patent life.
NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

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
Identified intangible assets consisted of the following (in thousands):

		December 31, 2014			December 31, 2013
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology (1)	3-15	$132,157	$(62,053)	$70,104	$121,962	$(45,551)	$76,411
Existing technology (2)	5-10	18,700	(17,932)	768	18,700	(16,939)	1,761
Customer contracts (3)	3-9	8,600	(6,569)	2,031	8,600	(5,614)	2,986
Trade name (4)	4-10	520	(498)	22	520	(476)	44
		$159,977	$(87,052)	$72,925	$149,782	$(68,580)	$81,202
(1) In the first quarter of 2013, the Company recorded a $0.4 million impairment charge, which was included in the net loss from continuing operations due to abandonment of acquired patents and an impairment of $0.9 million relating to patents acquired in the Zhuhai Transaction, which impairment was included in the loss from discontinued operations. In addition, the Company sold $1.1 million (representing net book value) of patents relating to the Charlotte, North Carolina asset sale in the third quarter of 2013. In the fourth quarter of 2013, the Company recorded $5.2 million in impairment charges, which was included in the net loss from continuing operations, relating to patents that were part of the DigitalOptics business. In 2014, $5.9 million in patents were purchased and $4.3 million in patents were received through license settlements with customers.
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
Amortization expense for the years ended December 31, 2014, 2013, and 2012 amounted to $18.5 million, $22.3 million and $25.1 million, respectively. As of December 31, 2014, the estimated future amortization expense of intangible assets is as follows (in thousands):

2015	$18,263
2016	17,413
2017	15,138
2018	13,390
2019	5,339
Thereafter	3,382
$72,925

NOTE 9 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2014, 2013 and 2012.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2014	2013	2012

Weighted average common shares outstanding	52,898	53,431	52,010
Unvested common shares subject to repurchase	(79)	(85)	(33)
Total common shares-basic	52,819	53,346	51,977
Effect of dilutive securities:
Stock awards	346	—	80
Restricted stock awards and units	398	—	193
Total common shares-diluted	53,563	53,346	52,250

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
For the years ended December 31, 2014, 2013 and 2012 in the calculation of net loss per share, 1.5 million, 2.8 million and 6.5 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share as they were anti-dilutive.
NOTE 10 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase up to a maximum total of $100.0 million of the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. In October 2014, the Board increased the amount authorized to be used for repurchases to $250.0 million. As of December 31, 2014, the Company had repurchased a total of approximately 4,901,000 shares of common stock, since inception of the plan, at an average price of $21.39 per share for a total cost of $104.9 million. As of December 31, 2013, the Company had repurchased a total of approximately 2,145,000 shares of common stock, since inception of the plan, at an average price of $18.32 per share for a total cost of $39.3 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2014, the total amount available for repurchase was $145.1 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and non-statutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of December 31, 2014, there were approximately 4.8 million shares reserved for future grant under this plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

		Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2011	6,819	$20.16
Options granted	2,366	$15.14
Options exercised	(167)	$14.18
Options canceled / forfeited / expired	(1,919)	$23.22
Balance at December 31, 2012	7,099	$17.80
Options granted	1,204	$19.00
Options exercised	(2,031)	$16.51
Options canceled / forfeited / expired	(2,355)	$18.59
Balance at December 31, 2013	3,917	$18.37
Options granted	220	$22.29
Options exercised	(1,797)	$18.13
Options canceled / forfeited / expired	(724)	$18.00
Balance at December 31, 2014	1,616	$19.34	7.76	$26,634

Vested and expected to vest at December 31, 2014	1,419		7.62	$23,433
Exercisable at December 31, 2014	559		6.26	$8,785

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$12.52 - $14.91	251	7.17	$13.97	98	$13.69
$15.35 - $17.55	204	7.37	$16.94	65	$16.84
$17.74 - $18.74	34	7.20	$18.26	14	$18.58
$18.84 - $18.84	438	8.94	$18.84	110	$18.84
$18.89 - $20.35	221	7.85	$19.35	105	$19.35
$20.43 - $20.43	191	8.78	$20.43	34	$20.43
$20.63 - $26.16	182	6.73	$23.57	77	$25.08
$26.34 - $44.27	95	4.75	$33.13	56	$35.13
$12.52 - $44.27	1,616	7.76	$19.34	559	$20.22

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of December 31, 2014 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2011	730	261	991	$17.60
Awards and units granted	367	133	500	$16.48
Awards and units vested / earned	(233)	(30)	(263)	$17.14
Awards and units canceled / forfeited	(149)	(248)	(397)	$19.09
Balance at December 31, 2012	715	116	831	$16.36
Awards and units granted	596	358	954	$19.26
Awards and units vested / earned	(262)	(27)	(289)	$17.45
Awards and units canceled / forfeited	(312)	(99)	(411)	$16.77
Balance at December 31, 2013	737	348	1,085	$18.46
Awards and units granted	222	309	531	$22.41
Awards and units vested / earned	(289)	—	(289)	$18.85
Awards and units canceled / forfeited	(168)	(24)	(192)	$17.91
Balance at December 31, 2014	502	633	1,135	$20.30

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

As of December 31, 2014, there were approximately 573,803 shares reserved for grant under the ESPP and the International ESPP, collectively.
Dividends
Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. The Company began paying a $0.10 quarterly dividend in the second quarter of 2012 and also paid special dividends in 2013 and 2014. Dividends declared were $0.92, $0.70 and $0.30 per common share in 2014, 2013 and 2012, respectively.
NOTE 11 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenues	$18	$50	$641
Research, development and other related costs	2,823	3,591	6,455
Selling, general and administrative	10,428	9,862	9,940
Total stock-based compensation expense	13,269	13,503	17,036
Tax effect on stock-based compensation expense	(1,968)	—	(5,148)
Net effect on net income (loss)	$11,301	$13,503	$11,888

Stock-based compensation expense categorized by various equity components for the years ended December 31, 2014, 2013 and 2012 is summarized in the table below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Employee stock options	$3,336	$7,815	$10,332
Restricted stock awards and units	9,322	4,317	4,792
Employee stock purchase plan	611	1,371	1,912
Total stock-based compensation expense	$13,269	$13,503	$17,036
During the years ended December 31, 2014, 2013 and 2012, the Company granted 220,000, 1,204,000 and 2,366,000 shares of stock options, respectively. The 2014, 2013 and 2012 estimated per share fair value of those grants was $5.71, $6.82 and $4.03, respectively, before estimated forfeitures.
The total fair value of restricted stock awards vested during the years ended December 31, 2014, 2013 and 2012 was $5.5 million, $5.0 million and $4.5 million, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $13.3 million, $6.8 million and $0.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
As of December 31, 2014, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $5.0 million to be recognized over an estimated weighted average amortization period of 2.6 years and $5.4 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.0 years. As of December 31, 2013, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $11.7 million to be recognized over an estimated weighted average amortization period of 3.0 years and $15.8 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.3 years.
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
Dividend yield – Expected dividend yield is calculated based on cash dividends declared by the Board for the previous four quarters and dividing that result by the average closing price of the Company’s common stock for the quarter. Cash dividends are not paid on options, restricted stock units or unvested restricted stock awards.
In addition, the Company estimates forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
The following assumptions were used to value the options granted:

	Years Ended December 31,
	2014	2013	2012
Expected life (in years)	4.9	5.0	3.7
Risk-free interest rate	1.6 - 1.8%	0.8 - 1.8%	0.5 - 0.8%
Dividend yield	3.4 - 4.1%	2.1 - 3.8%	2.2 - 2.8%
Expected volatility	37.3 - 41.4%	44.2 - 59.5%	45.3 - 66.4%

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2014	2013	2012
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	0.3 - 0.5%	0.3 - 0.4%	0.2 - 0.6%
Dividend yield	3.4 - 3.5%	2.3 - 3.8%	2.2 - 2.7%
Expected volatility	27.6 - 30.6%	38.9 - 40.6%	43.7 - 79.7%
For the years ended December 31, 2014, 2013 and 2012, an aggregate of 137,000, 288,000 and 292,000 common shares, respectively, were purchased pursuant to the ESPP.
Modifications
From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. As a result of modifications related to former employees, the Company incurred stock-based compensation expense of $(0.3) million, $3.0 million, and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 12 – INCOME TAXES
The components of total income (loss) before income taxes from continuing operations are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
U.S.	$155,757	$(36,096)	$22,255
Foreign	11,489	31,047	32,566
Total income (loss) before income taxes from continuing operations	$167,246	$(5,049)	$54,821
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
U.S. federal	$(797)	$(4,350)	$17,600
Foreign	31,824	14,967	7,835
State and local	8	8	69
Total current	31,035	10,625	25,504
Deferred:
U.S. federal	(38,732)	25,235	(6,719)
Foreign	—	—	—
State and local	—	—	1,301
Total deferred	(38,732)	25,235	(5,418)
Provision for (benefit from) income taxes	$(7,697)	$35,860	$20,086
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$15,053	$29,235
Research tax credit	8,332	7,273
Foreign tax credit	22,885	19,945
Expenses not currently deductible	15,096	17,688
Basis difference in fixed and intangible assets	7,090	18,467
Gross deferred tax assets	68,456	92,608
Valuation allowance	(27,087)	(91,130)
Net deferred tax assets	41,369	1,478
Deferred tax liabilities
Acquired intangible assets, foreign	(276)	(518)
Unremitted earnings of foreign subsidiaries	(187)	(520)
Net deferred tax assets	$40,906	$440

At December 31, 2014 and 2013, the Company had a valuation allowance of $27.1 million and $91.1 million, respectively, related to federal, state, and foreign tax attributes that the Company believes to be not realizable on a more-likely-than-not basis. The decrease of $64.0 million in the valuation allowance in 2014 was due primarily to federal tax attributes which the Company asserts to be realizable. During the year 2014, a valuation allowance was released against substantially all of the Company's federal deferred tax assets as the Company concluded such assets were fully realizable. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company's net deferred tax assets during the year 2014, the Company determined that it was more likely than not the Company would realize the full value of federal deferred tax assets given current certainties regarding the timing of profits and forecasted future profitability. The Company will continue to monitor the likelihood that it will be able to recover the deferred tax assets in the future. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
U.S. federal statutory rate	35.0%	(35.0)%	35.0%
State, net of federal benefit	—	0.1	2.5
Stock-based compensation expense	0.3	4.0	0.6
Tax exempt interest	—	(2.6)	(0.3)
Research tax credit and other	(0.3)	(11.2)	—
Foreign withholding tax	18.8	292.5	14.1
Foreign losses not benefited	—	(32.8)	(2.6)
Foreign tax rate differential	(2.2)	(7.4)	(1.0)
Foreign tax credit	(17.9)	—	(11.9)
Change in valuation allowance	(38.7)	491.1	—
Others	0.4	11.5	0.2
Total	(4.6)%	710.2%	36.6%

As of December 31, 2014, the Company had no remaining federal net operating loss carryforwards and approximately $156.3 million state net operating loss carryforwards. A significant amount of the state net operating loss carryforwards are carried over from the acquired entities, Digital Optics Corporation in 2006 and Siimpel Corporation in 2010. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2015, and will continue to expire through 2033. In addition, the Company has research tax credit carryforwards of approximately $3.3 million for federal purposes, which will start to expire in 2015, and will continue to expire through 2034. The Company also has research tax credit carryforwards of approximately $5.8 million for state purposes and $1.3 million for foreign purposes, which will never expire. The Company has $22.9 million of foreign tax credit carryforwards which will expire beginning in 2022, and will continue to expire through 2024. Under the provisions of the Internal Revenue Code, substantial changes in the Company or its subsidiaries’ ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income.

The Company plans to permanently reinvest the unremitted earnings of its non-U.S. subsidiaries except for the Company's Israel and Japan subsidiaries where the closure of these subsidiares is imminent following the Company's announcement to restructure its DigitalOptics business and cease its MEMS manufacturing operations. The Company has accrued a deferred tax liability of $0.2 million for the withholding taxes that would arise on the distribution of the Israel and Japan subsidiaries' earnings.

As of December 31, 2014, unrecognized tax benefits approximated $2.7 million, (which is included in other long-term liabilities on the Consolidated Balance Sheet), of which $1.1 million would affect the effective tax rate if recognized. As of December 31, 2013, unrecognized tax benefits approximated $5.0 million, of which $3.5 million would affect the effective tax rate if recognized. As of December 31, 2014, it is reasonably possible that unrecognized tax benefits may decrease by $1.3 million to $1.5 million in the next 12 months due to the expected lapse of statute of limitation relating to federal tax deductions and research tax credit, foreign tax incentives and the closure of a foreign subsidiary.

The reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total unrecognized tax benefits at January 1	$5,031	$4,831	$3,770
Gross increases and decreases due to tax positions taken in prior periods	(193)	18	822
Gross increases and decreases due to tax positions taken in the current period	150	290	239
Gross increases and decreases due to settlements with taxing authorities	(2,023)	(87)	—
Gross increases and decreases due to lapses in applicable statutes of limitations	(231)	(21)	—
Total unrecognized tax benefits at December 31	$2,734	$5,031	$4,831

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2014, 2013, and 2012, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. For the years ended December 31, 2014 and 2013, the Company accrued $0.5 million and $0.6 million, respectively, of interest and penalties related to unrecognized tax benefits.

At December 31, 2014, the Company’s 2008 through 2014 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in the open years may also be subject to examination. The Company recently completed an Internal Revenue Service examination related to its 2008 and 2009 tax returns which resulted in minimal changes to the statement of operations. The Company is currently under examination in California on its 2011 and 2012 tax returns. We cannot estimate the financial outcome of the California examination. The Company is not currently under foreign income tax examination.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Lease and Purchase Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to $3.6 million, $3.9 million and $3.7 million, respectively.
As of December 31, 2014, future minimum lease payments are as follows (in thousands):

Lease Obligations
2015	$2,814
2016	2,257
2017	2,303
2018	2,340
2019	2,150
Thereafter	1,808
$13,672
Contingencies
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
NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

In the first quarter of 2014, following the Company’s actions to cease manufacturing operations in the DigitalOptics business, the Company determined that it operates its business in one operating segment, focused on the monetization of intellectual property, both internally developed and acquired, through royalties, licenses and other means. Previously, the Company operated in two operating segments - Intellectual Property and DigitalOptics. The Company's chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Years Ended December 31,
	2014		2013		2012
Taiwan	$100,049	36%	$2,596	2%	$27,179	14%
Korea	98,100	35	64,092	37	40,257	20
U.S.	39,448	14	41,878	25	103,152	49
Other Asia	28,979	10	10,103	6	11,503	4
Japan	10,014	4	48,481	29	23,312	11
Europe and other	2,217	1	1,661	1	4,353	2
	$278,807	100%	$168,811	100%	$209,756	100%
For the years ended December 31, 2014, 2013, and 2012, three, three and four customers, respectively, each accounted for 10% or more of total revenues.

As of December 31, 2014, 2013 and 2012 property and equipment, net, by geographical area are presented below (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S.	$3,802	$4,725	$39,467
Taiwan	—	2,394	18,176
Israel	—	1,431	1,834
Europe and other	520	931	2,028
China	—	—	11,039
Total	$4,322	$9,481	$72,544
NOTE 15 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES AND GAIN ON SALE OF PATENTS
In November 2012, the Company announced a restructuring of its operations in Tel Aviv, Israel. In connection with this effort, the Company reduced its workforce and ceased operations at its facility in Tel Aviv, Israel and incurred total charges of $2.5 million in the fourth quarter of 2012.

In 2013, the Company continued reorganizing the DigitalOptics segment by closing its manufacturing operation in Zhuhai, China, selling a significant portion of the assets of the Company's Micro-Optics business based in Charlotte, North Carolina. On January 16, 2014, the Company announced a restructuring of its DigitalOptics segment to cease all remaining manufacturing operations resulting in the impairment charges related to the Company's long-lived assets. For the year ended December 31, 2013, the Company incurred cumulative charges, which include continuing and discontinued operations in total, of $5.9 million in severance and $70.9 million in impairment of long-lived assets and other charges.

In 2014, the Company recorded a gain of $11.9 million on patents sold in 2014. Prior to the sale, these patents were included in the Company's patent portfolio available for licensing. This gain was partially offset by approximately $1.5 million in restructuring charges for severance and other facility costs related to reduction in administrative personnel.

For more information regarding these actions, see Note 6 - "Discontinued Operations" and Note 8 - "Goodwill and Identified Intangible Assets."

NOTE 16 – BENEFIT PLAN
The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contribution under the 401(k) plan. During the years ended December 31, 2014, 2013 and 2012, the Company contributed approximately $0.4 million, $0.9 million, and $1.4 million, respectively, to the 401(k) Plan.

NOTE 17 – SUBSEQUENT EVENTS

Declaration of a Cash Dividend -

On February 3, 2015, the Board declared a cash dividend of $0.20 per share of common stock, payable on March 24, 2015, for the stockholders of record at the close of business on March 3, 2015.

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2012	$7,196	$6,454	$933	$14,583
2013	$14,583	$76,547	$—	$91,130
2014	$91,130	$(64,043)	$—	$27,087

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 25, 2015

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

Signature	Title	Date

/s/ Thomas Lacey Thomas Lacey	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015

/s/ Robert J. Andersen Robert J. Andersen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2015

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors	February 25, 2015

/s/ Tudor Brown Tudor Brown	Director	February 25, 2015

/s/ John Chenault John Chenault	Director	February 25, 2015

/s/ George Cwynar George Cwynar	Director	February 25, 2015

/s/ Peter A. Feld Peter A. Feld	Director	February 25, 2015

/s/ George A. Riedel George A. Riedel	Director	February 25, 2015

/s/ Christopher A. Seams Christopher A. Seams	Director	February 25, 2015

/s/ Donald E. Stout Donald E. Stout	Director	February 25, 2015

/s/ Timothy J. Stultz Timothy J. Stultz, Ph.D.	Director	February 25, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Title

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

10.11+
Tessera Technologies, Inc. 2012 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on February 17, 2012 and incorporated herein by reference)

10.12+
Fifth Amended and Restated 2003 Equity Incentive Plan, as amended March 12, 2014. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed May 6, 2014, and incorporated herein by reference)

10.13+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.14+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.15+
Form of Stock Option Agreement (Board) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.16+
Form of Stock Option Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.17+
Form of Stock Option Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.18+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.19+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.20+
Form of Restricted Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.21+
Form of Restricted Stock Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.22+
Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.23+
Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.24+
Form of Deferred Stock Agreement (Performance Vesting) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.25+
Form of Deferred Stock Agreement (Ireland) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.26+
Form of Deferred Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.27+
Form of Deferred Stock Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.28+
Tessera Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.29+
Form of Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.30+
Form of Amended and Restated Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009, and incorporated herein by reference)

10.31+
Amendment to Change in Control Severance Agreement with the Registrant’s executive officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2011, and incorporated herein by reference)

10.44
Settlement Agreement, dated May 22, 2013, by and between the Registrant and Starboard Value LP (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 24, 2013, and incorporated herein by reference)

10.45+
Employment Letter, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 11, 2013, and incorporated herein by reference)

10.46+
Severance Agreement, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 11, 2013, and incorporated herein by reference)

10.47+
Change in Control Severance Agreement, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on December 11, 2013, and incorporated herein by reference)

10.48+
Employment Letter, dated December 19, 2013, by and between the Registrant and Robert Andersen (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.49+
Severance Agreement, dated January 2, 2014, by and between the Registrant and Robert Andersen (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.50+
Change in Control Severance Agreement, dated January 2, 2014, by and between the Registrant and Robert Andersen (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.51+	Non-Employee Director Compensation Policy (filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K, filed on March 3, 2014, and incorporated herein by reference)
10.52+
Letter Agreement, dated June 27, 2014, by and between the Registrant and John Thode (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2014, and incorporated herein by reference)

10.53+
Change in Control Severance Agreement, dated June 27, 2014, by and between the Registrant and John Thode (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on July 2, 2014, and incorporated herein by reference)

10.54+
Amendment to Severance Agreement, dated June 27, 2014, by and between the Registrant and John Thode (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on July 2, 2014, and incorporated herein by reference)

10.55+
Amendment to Severance Agreement, dated October 31, 2014, by and between the Registrant and John Thode (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 3, 2014, and incorporated herein by reference)

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