Form 10-Q
period 2015-03-31
TESSERA TECHNOLOGIES INC
filed 2015-05-05
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of April 24, 2015 was 52,614,664.

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2015

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,306	$50,908
Short-term investments	417,968	383,513
Accounts receivable, net	4,907	4,478
Current deferred tax assets	15,891	19,334
Other current assets	13,685	17,277
Total current assets	469,757	475,510
Intangible assets, net	69,829	72,925
Long-term deferred tax assets	21,825	21,759
Other assets	6,627	6,929
Total assets	$568,038	$577,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,454	$3,509
Accrued legal fees	3,564	4,143
Accrued liabilities	7,515	16,157
Deferred revenue	9,919	10,217
Total current liabilities	22,452	34,026
Long-term deferred tax and other liabilities	2,138	1,738
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 58,299 and 57,800 shares issued, respectively, and 52,540 and 52,840 shares outstanding, respectively	58	58
Additional paid-in capital	584,883	576,341
Treasury stock at cost; 5,759 and 4,960 shares of common stock at each period end, respectively	(138,257)	(106,231)
Accumulated other comprehensive income (loss)	183	(333)
Retained earnings	96,581	71,524
Total stockholders’ equity	543,448	541,359
Total liabilities and stockholders’ equity	$568,038	$577,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Royalty and license fees	$79,850	$88,336
Total revenues	79,850	88,336
Operating expenses:
Cost of revenues	142	8
Research, development and other related costs	7,368	7,532
Selling, general and administrative	10,996	12,422
Amortization expense	4,696	4,603
Litigation expense	4,504	6,951
Restructuring, impairment of long-lived assets and other charges	—	1,039
Total operating expenses	27,706	32,555
Operating income	52,144	55,781
Other income and expense, net	647	330
Income before taxes from continuing operations	52,791	56,111
Provision for income taxes	17,224	22,686
Income from continuing operations	35,567	33,425
Income (loss) from discontinued operations, net of tax	28	(12,527)
Net income	$35,595	$20,898
Income (loss) per share:
Income from continuing operations:
Basic	$0.68	$0.63
Diluted	$0.66	$0.62
Income (loss) from discontinued operations:
Basic	$—	$(0.24)
Diluted	$—	$(0.23)
Net income:
Basic	$0.68	$0.39
Diluted	$0.66	$0.39
Cash dividends declared per share	$0.20	$0.10
Weighted average number of shares used in per share calculations-basic	52,559	53,223
Weighted average number of shares used in per share calculations-diluted	53,534	53,793
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
 (unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$35,595	$20,898
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities, net of tax	516	(83)
Other comprehensive income (loss)	516	(83)
Comprehensive income	$36,111	$20,815
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income	$35,595	$20,898
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment	424	527
Amortization of intangible assets	4,696	4,604
Stock-based compensation expense	2,007	3,504
Non-cash restructuring, impairment of long-lived assets and other charges	—	595
Deferred income tax and other, net	3,377	28
Amortization of discount on investments and other	(3)	(488)
Patents received through settlement agreements	—	(1,591)
Changes in operating assets and liabilities:
Accounts receivable, net	(429)	579
Other assets	3,787	1,490
Accounts payable	(2,321)	(897)
Accrued legal fees	(876)	(1,484)
Accrued and other liabilities	(7,680)	5,953
Deferred revenue	(298)	(53)
Net cash from operating activities	38,279	33,665
Cash flows from investing activities:
Purchases of property and equipment	(317)	(1,004)
Purchases of short-term available-for-sale investments	(168,520)	(89,109)
Proceeds from maturities and sales of short-term and long-term investments	134,584	70,669
Purchases of intangible assets	(1,600)	(3,100)
Net cash from investing activities	(35,853)	(22,544)
Cash flows from financing activities:
Dividend paid	(10,538)	(5,319)
Proceeds from exercise of stock options	5,650	7,910
Proceeds from employee stock purchase program	886	1,102
Repurchase of common stock	(32,026)	(14,232)
Net cash from financing activities	(36,028)	(10,539)
Net decrease in cash and cash equivalents	(33,602)	582
Cash and cash equivalents at beginning of period	50,908	73,722
Cash and cash equivalents at end of period	$17,306	$74,304

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
The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2015 and 2014, and for the three months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2014 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 25, 2015 (the “Form 10-K”).
The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2015 or any future period and the Company makes no representations related thereto.
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies described in the Form 10-K.

Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements or disclosures.
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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Prepaid income taxes	$8,933	$12,841
Interest receivable	2,566	2,138
Other	2,186	2,298
	$13,685	$17,277

Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Employee compensation and benefits	$4,404	$10,734
Other	3,111	5,423
	$7,515	$16,157

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Unrealized gains and losses on available-for-sale securities, net of tax	$183	$(333)
	$183	$(333)
NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$306,226	$203	$(201)	$306,228
Municipal bonds and notes	61,166	24	(29)	61,161
Commercial paper	9,959	4	—	9,963
Treasury and agency notes and bills	40,888	19	(16)	40,891
Money market funds	2,554	—	—	2,554
Total available-for-sale securities	$420,793	$250	$(246)	$420,797
Reported in:
Cash and cash equivalents				$2,829
Short-term investments				417,968
Total marketable securities				$420,797

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$282,279	$13	$(538)	$281,754
Municipal bonds and notes	37,201	15	(1)	37,215
Treasury and agency notes and bills	41,271	10	(13)	41,268
Commercial paper	33,774	2	(1)	33,775
Money market funds	20,883	—	—	20,883
Total available-for-sale securities	$415,408	$40	$(553)	$414,895
Reported in:
Cash and cash equivalents				$31,382
Short-term investments				383,513
Total marketable securities				$414,895
At March 31, 2015 and December 31, 2014, the Company had $435.3 million and $434.4 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $14.5 million and $19.5 million at March 31, 2015 and December 31, 2014, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three months ended March 31, 2015 and 2014.
Unrealized losses and unrealized gains were $(0.2) million and $0.2 million, respectively, net of tax, as of March 31, 2015. These amounts were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of March 31, 2015 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three months ended March 31, 2015 and 2014, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at March 31, 2015 and December 31, 2014, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

March 31, 2015	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$146,902	$(182)	$42,834	$(19)	$189,736	$(201)
Treasury and agency notes and bills	20,166	(16)	—	—	20,166	(16)
Municipal bonds and notes	26,490	(29)	—	—	26,490	(29)
Commercial paper	998	—	—	—	998	—
Total	$194,556	$(227)	$42,834	$(19)	$237,390	$(246)

December 31, 2014	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$240,165	$(535)	$5,453	$(3)	$245,618	$(538)
Municipal bonds and notes	1,061	(1)	—	—	1,061	(1)
Commercial paper	9,482	(1)	—	—	9,482	(1)
Treasury and agency notes and bills	16,245	(13)	—	—	16,245	(13)
Total	$266,953	$(550)	$5,453	$(3)	$272,406	$(553)

The estimated fair value of marketable securities by contractual maturity at March 31, 2015 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$172,100
Due in one to two years	138,436
Due in two to three years	110,261
Total	$420,797
NOTE 5 – DISCONTINUED OPERATIONS

In the first quarter of 2014, the Company announced the cessation of all mems|cam manufacturing operations. This was the last manufacturing operation in the DigitalOptics business and for the entire Company. This action, which occurred primarily during the first half of 2014, included a reduction of over 300 employees and the closure of facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan as is substantially complete as of March 31, 2015.

For more information regarding these actions, see Note 14 – "Restructuring, Impairment of Long-Lived Assets and Other Charges."
The Company has reported the results of operations and financial position of this business in discontinued operations within the Condensed Consolidated Statements of Operations for all periods presented. Assets and liabilities of discontinued operations are not material as of December 31, 2014 and March 31, 2015 and are, therefore, included in other line items on the Condensed Consolidated Balance Sheets. See below for more information regarding balance sheet classification.
The results from discontinued operations were as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Product and service revenues	$—	$—
Total revenues	—	—
Operating expenses:
Cost of revenues	—	19
Research, development and other related costs	—	5,112
Selling, general and administrative	389	2,237
Restructuring, impairment of long-lived assets and other charges	(371)	4,116	(1)
Impairment of goodwill	—	—
Total operating expenses	18	11,484
Operating loss before taxes	(18)	(11,484)
Other income and expense, net	—	180
Provision for (benefit from) income taxes	(46)	1,223
Net income (loss) from discontinued operations	$28	$(12,527)

(1) As noted above, in January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these actions, the Company incurred severance and accelerated lease obligations and other charges. See Note 14 for additional information.

The current assets and current liabilities of discontinued operations were as follows (in thousands):

	March 31, 2015		December 31, 2014
Accounts receivable and other assets, net	$—	(1)	$390	(2)
Total current assets of discontinued operations	$—		$390
Accrued liabilities	—	(1)	2,873	(3)
Total current liabilities of discontinued operations	$—		$2,873

(1) As of March 31, 2015, the activities related to the discontinued operations described above have been substantially completed. Consequently, all balance sheet items have been written off, disposed of or settled.
(2) This amount is included in "Other current assets" on the condensed consolidated balance sheet.
(3) This amount is included in "Accrued liabilities" on the condensed consolidated balance sheet.

NOTE 6 – FAIR VALUE

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

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2014 and March 31, 2015.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of March 31, 2015 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$2,554	$2,554	$—	$—
Corporate bonds and notes (2)	306,228	—	306,228	—
Municipal bonds and notes (2)	61,161	—	61,161	—
Treasury and agency notes and bills (2)	40,891	—	40,891	—
Commercial paper (3)	9,963	—	9,963	—
Total Assets	$420,797	$2,554	$418,243	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at March 31, 2015:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$20,883	$20,883	$—	$—
Corporate bonds and notes (2)	281,754	—	281,754	—
Municipal bonds and notes (2)	37,215	—	37,215	—
Treasury and agency notes and bills (2)	41,268	—	41,268	—
Commercial paper (3)	33,775	—	33,775	—
Total Assets	$414,895	$20,883	$394,012	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2014:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Patent Assets
Balance at December 31, 2014	$4,280	(1)
Asset additions	—
Assets sold	—
Assets received	—
Balance at March 31, 2015	$4,280

(1) This amount represents the value of the patents that were received in 2014 as part of settlement agreements reached with parties to resolve prior disputes. These assets were valued using a methodology based on an arms-length purchase price of bulk patent assets, with adjustments based on limited pick rights, the total available market, and remaining average patent life. The value above is gross and the accumulated amortization to date is $0.5 million.

NOTE 7 – IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following (in thousands):

		March 31, 2015			December 31, 2014
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$133,757	$(66,315)	$67,442	$132,157	$(62,053)	$70,104
Existing technology	5-10	18,920	(18,341)	579	18,700	(17,932)	768
Customer contracts	3-9	8,600	(6,808)	1,792	8,600	(6,569)	2,031
Trade name	4-10	300	(284)	16	520	(498)	22
		$161,577	$(91,748)	$69,829	$159,977	$(87,052)	$72,925
Amortization expense for the three months ended March 31, 2015 and 2014 amounted to $4.7 million and $4.6 million, respectively.
As of March 31, 2015, the estimated future amortization expense of intangible assets is as follows (in thousands):

2015 (remaining 9 months)	$13,945
2016	17,825
2017	15,550
2018	13,768
2019	5,334
Thereafter	3,407
$69,829

NOTE 8 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three months ended March 31, 2015 and 2014.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Denominator:
Weighted average common shares outstanding	52,614	53,320
Less: Unvested common shares subject to repurchase	(55)	(97)
Total common shares-basic	52,559	53,223
Effect of dilutive securities:
Stock awards	433	333
Restricted stock awards and units	542	237
Total common shares-diluted	53,534	53,793

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
For the three months ended March 31, 2015 and 2014, in the calculation of net income per share, 1.1 million and 2.2 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
NOTE 9 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2015, the amount authorized under this plan to be used for repurchases is $250.0 million. As of March 31, 2015, the Company had repurchased a total of approximately 5,623,000 shares of common stock, since inception of the plan, at an average price of $23.81 per share for a total cost of $133.9 million. As of December 31, 2014, the Company had repurchased a total of approximately 4,901,000 shares of common stock, since inception of the plan, at an average price of $21.39 per share for a total cost of $104.9 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2015, the total amount available for repurchase was $116.1 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
As of March 31, 2015, there were approximately 4.3 million shares reserved for future grant under the 2003 Plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2014	1,616	$19.34
Options granted	10	$37.11
Options exercised	(289)	$19.55
Options canceled / forfeited / expired	(61)	$17.39
Balance at March 31, 2015	1,276	$19.53

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of March 31, 2015 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2014	502	633	1,135	$20.30
Awards and units granted	353	36	389	$41.32
Awards and units vested / earned	(29)	(144)	(173)	$20.39
Awards and units canceled / forfeited	(20)	(60)	(80)	$17.61
Balance at March 31, 2015	806	465	1,271	$26.88

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
Employee Stock Purchase Plans
As of March 31, 2015, there were approximately 530,586 shares reserved for grant under the ESPP and the International ESPP, collectively.
NOTE 10 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Cost of revenues	$—	$19
Research, development and other related costs	690	916
Selling, general and administrative	1,317	2,569
Total stock-based compensation expense	2,007	3,504
Tax effect on stock-based compensation expense	(486)	(1,104)
Net effect on net income (loss)	$1,521	$2,400

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2015 and 2014 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Employee stock options	$885	$989
Restricted stock awards and units	973	2,314
Employee stock purchase plan	149	201
Total stock-based compensation expense	$2,007	$3,504
The following assumptions were used to value the options granted:

	Three Months Ended
	March 31, 2015	March 31, 2014
Expected life (in years)	3.8	4.9
Risk-free interest rate	1.4%	1.7%
Dividend yield	2.9%	3.4%
Expected volatility	35.5%	41.4%

ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2015	February 2014
Expected life (years)	2.0	2.0
Risk-free interest rate	0.4%	0.3%
Dividend yield	3.4%	3.4%
Expected volatility	30.0%	31.0%

NOTE 11 – INCOME TAXES

The provision for income taxes for the three months ended March 31, 2015 was $17.2 million and was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The provision for income taxes for the three months ended March 31, 2014 was $22.7 million and was primarily related to foreign withholding taxes and foreign tax liability generated from foreign operations. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The decrease in the provision for income taxes for the three months ended March 31, 2015 as compared to the same period in the prior year is largely attributable to a decrease in foreign withholding taxes.
As of March 31, 2015, unrecognized tax benefits approximated $2.6 million, of which $1.4 million would affect the effective tax rate if recognized. At December 31, 2014, unrecognized tax benefits were$2.7 million of which $1.1 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $1.3 million to $1.5 million in the next 12 months due to the expected lapse of statutes of limitation relating to the federal and state research tax credit, certain domestic deductions, as well as foreign tax incentives.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2015, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of March 31, 2015 and December 31, 2014, the Company had accrued $0.5 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.
At March 31, 2015, the Company's 2008 through 2014 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company recently completed an Internal Revenue Service examination related to its 2008 and 2009 tax returns which resulted in minimal changes to the statement of operations. The Company is currently in the preliminary stages of Internal Revenue Service examination for the 2010 - 2013 tax years. The Company also is currently under examination in California for the 2011 and 2012 tax years.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2015 and 2014 amounted to $0.5 million and $1.0 million, respectively.
As of March 31, 2015, future minimum lease payments are as follows (in thousands):

Lease Obligations
2015 (remaining 9 months)	$1,767
2016	2,209
2017	2,255
2018	2,292
2019	2,129
Thereafter	1,808
$12,460
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
The existing and any future legal actions may harm the Company’s business. For example, legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to the Company, or to challenge the validity and enforceability of patents owned by the Company’s subsidiaries or the scope of license agreements with the Company’s subsidiaries, and could significantly damage the Company’s relationship with such licensee or strategic partner and, as a result, prevent the adoption of the Company’s other technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of licensees or strategic partners of the Company’s subsidiaries, which in turn would significantly harm ongoing relations with them and cause the Company to lose royalty revenues.
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
NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates its business in one operating segment, focused on the monetization of intellectual property, both internally developed and acquired, through royalties, licenses and other means.
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Three Months Ended,
	March 31, 2015		March 31, 2014
Taiwan	$34,781	44%	$50,627	57%
U.S.	25,530	32	3,885	4
Korea	15,366	19	26,521	30
Japan	1,644	2	5,478	6
Other	2,529	3	1,825	3
	$79,850	100%	$88,336	100%
For the three months ended March 31, 2015 and 2014, there were four and two customers, respectively, that each accounted for 10% or more of total revenues.

NOTE 14 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

In January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these efforts, the Company had a workforce reduction of over 300 employees and closed facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. These actions triggered a $32.8 million impairment of manufacturing equipment, a $4.8 million impairment of intangible assets, purchase obligations of $9.8 million for inventory and equipment, and impairments of IT related assets of $2.1 million in the fourth quarter of 2013. Additionally, in the first three months of 2014, the Company incurred additional restructuring and other charges of $1.0 million of employee severance. As of December 31, 2014 these actions were substantially complete so the expenses in the three months ended March 31, 2015 were immaterial. In this document, the operations and financial results of the mems|cam operations are considered discontinued operations. For more information regarding these actions, see Note 5 - "Discontinued Operations."

NOTE 15 - SUBSEQUENT EVENTS

On April 29, 2015, the Board declared a cash dividend of $0.20 per share of common stock, payable on June 17, 2015 for the stockholders of record at the close of business on May 27, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2014 found in the Form 10-K.

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

All financial results and discussions below relate to continuing operations unless otherwise specified and conform to our determination that we operate in a single operating segment.

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

Powertech Technology, Inc. ("PTI"), a customer that accounted for 10% or more of total revenues for the year ended December 31, 2012, ceased making payments in 2012, which caused a substantial adverse impact to our royalty revenue in 2013. In February 2014, we announced a settlement with PTI related to Tessera, Inc.’s and PTI’s pending cases in the United States District Court for the Northern District of California. Pursuant to our settlement, PTI is obligated to pay Tessera, Inc. a total of $196 million. PTI made two episodic payments in 2014 for a total of $96 million in 2014 and will make quarterly recurring payments from 2015 through the end of 2018.

In January 2015, Tessera, Inc. entered into an agreement with Amkor to settle all pending litigation and arbitration between Amkor and Tessera, Inc. Under the terms of the agreement, Amkor will pay Tessera, Inc. a total of $155 million comprised of sixteen equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018.

In the past, we have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. We cannot predict the extent or timing of future proceedings that may result in fluctuations in our revenue and expenses.

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Royalty and license fees	100%	100%
Total Revenues	100	100
Operating expenses:
Cost of revenues	—	—
Research, development and other related costs	9	9
Selling, general and administrative	14	14
Amortization expense	6	5
Litigation expense	6	8
Restructuring, impairment of long-lived assets and other charges	—	1
Total operating expenses	35	37
Operating income from continuing operations	65	63
Other income and expense, net	1	—
Income from continuing operations before taxes	66	63
Provision for income taxes	21	26
Income from continuing operations	45	37
Income (loss) from discontinued operations, net of tax	—	(13)
Net income	45%	24%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	March 31, 2015	March 31, 2014	Increase/ (Decrease)	% Change
Royalty and license fees	$79,850	$88,336	$(8,486)	(10)%

The $8.5 million or 10% decrease in revenues was due to a decrease in episodic revenue of $36.9 million which was partially offset by an increase in recurring revenue of $28.5 million in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The episodic revenue decrease was primarily the result of a $50.0 million episodic payment made by Powertech Technology Inc. in connection with Tessera, Inc.'s settlement with Powertech Technology Inc., and episodic payments made in connection with the execution of a license agreement in the three months ended March 31, 2014, which was partially offset by a $27.0 million episodic payment made by ASE in the three months ended March 31, 2015. Recurring revenue was up $28.5 million primarily as a result of our settlement agreement with Amkor and the license agreements entered into with Micron in July 2014.
Cost of Revenues
Cost of revenues consists of direct compensation and related expenses to provide non-recurring engineering services ("NRE"). We anticipate these expenses will continue to be a low percentage of total revenue as our NRE services are not a significant portion of our revenues.
Cost of revenues for the three months ended March 31, 2015 was $0.1 million, as compared to $0.0 million for the three months ended March 31, 2014. The increase related to direct labor from non-recurring engineering services associated with a contract that was signed in the fourth quarter of 2014.
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

Research, development and other related costs for the three months ended March 31, 2015 were $7.4 million, as compared to $7.5 million for the three months ended March 31, 2014, a decrease of $0.1 million. The decrease was primarily related to a $0.3 million decrease in operating equipment and supplies partially offset by a $0.1 million increase salary and benefit costs.
We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.
Selling, General and Administrative
Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, reverse engineering personnel and services, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, corporate development and finance personnel, legal fees and expenses, facilities costs, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items. Our selling, general and administrative expenses have declined as we have implemented cost savings strategies.
Selling, general and administrative expenses for the three months ended March 31, 2015 were $11.0 million, as compared to $12.4 million for the three months ended March 31, 2014, a decrease of $1.4 million, or 11%. The decrease was primarily attributable to a decrease of $1.4 million in salary, benefits and stock based compensation costs due to our reduced headcount resulting from restructuring activities during 2014.
Amortization Expense
Amortization expense for the three months ended March 31, 2015 was $4.7 million, as compared to $4.6 million for the three months ended March 31, 2014, an increase of $0.1 million. This increase was attributable to the acquisition of $4.1 million in intangible assets since March 31, 2014.
We expect amortization expense to continue being a material portion of our operating expenses in future periods as we are actively pursuing additional acquisitions of intellectual property assets.
Litigation Expense
Litigation expense for the three months ended March 31, 2015 was $4.5 million, as compared to $7.0 million for the three months ended March 31, 2014, a decrease of $2.5 million, or 36%. The decrease was primarily attributable to the decrease of our docket of legal proceedings, including recent settlement activities.
We expect that litigation expense may continue to be a material portion of our operating expenses in future periods, and may fluctuate between periods, because of ongoing litigation, as described in Part II, Item 1 – Legal Proceedings, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of a campaign to secure payment of reasonable royalties for the use of our patented technology. If we initiate such litigation, our future litigation expenses may increase.
Restructuring, Impairment of Long-Lived Assets and Other Charges
Substantially all restructuring, impairment of long-lived assets and other charges were concluded prior to the three months ended March 31, 2015. The restructuring, impairment of long-lived assets and other charges for the three months ended March 31, 2014 related to the restructuring of our DigitalOptics business.
Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended,
	March 31, 2015	March 31, 2014
Cost of revenues	$—	$19
Research, development and other related costs	690	916
Selling, general and administrative	1,317	2,569
Total stock-based compensation expense	$2,007	$3,504
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the three months ended March 31, 2015, stock-based compensation expense was $2.0 million, of which $0.9 million related to employee stock options, $1.0 million related to restricted stock awards and units and $0.1 million related to employee stock purchases. For the three months ended March 31, 2014, stock-based compensation expense was $3.5 million, of which $1.0 million related to employee stock options, $2.3 million related to restricted stock awards and units and $0.2 million related to employee stock purchases. The decrease in stock based compensation for the three months ended March 31, 2015 resulted from employee reductions, including an executive officer, that were part of our restructuring activities that have occurred over the past several quarters. Additionally, there was a downward adjustment of expense related to certain performance-based RSUs for certain executives.
Other Income and Expense, Net
Other income and expense, net for the three months ended March 31, 2015 was $0.6 million, as compared to $0.3 million for the three months ended March 31, 2014.
Provision for (benefit from) Income Taxes

The provision for income taxes for the three months ended March 31, 2015 was $17.2 million and was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The provision for income taxes for the three months ended March 31, 2014 was $22.7 million and was primarily related to foreign withholding taxes and foreign tax liability generated from foreign operations. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The decrease in the provision for income taxes for the three months ended March 31, 2015 as compared to the same period in the prior year is largely attributable to a decrease in foreign withholding taxes.
The Company released a majority of its valuation allowance against U.S. federal deferred tax assets during the third quarter of 2014. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the third quarter of 2014, we determined that it was more likely than not we would realize the majority of our U.S. federal deferred tax assets. As such, we determined that no valuation allowance is required on the majority of our federal deferred tax assets. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is still recorded. There can be no assurance that the Company will generate profits in future periods enabling it to fully realize its deferred tax. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the statement of operations in the period the valuation allowance is provided.

Discontinued Operations
The activity related to discontinued operations was substantially completed prior to the three months ended March 31, 2015. The loss from discontinued operations for the three months ended March 31, 2014 was $12.5 million and related to our cessation of all mems|cam manufacturing operations. This was the last manufacturing operation in the DigitalOptics business.

This action included a reduction of over 300 employees and the closure of facilities in Arcadia, California, Rochester, New York and in Taiwan and Japan. For further information about discontinued operations, see Note 5 - "Discontinued Operations" and Note 14 - "Restructuring, Impairment of long-lived assets and other charges" in the Notes to Condensed Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$17,306	$50,908
Short-term investments	417,968	383,513
Total cash, cash equivalents and short-term investments	$435,274	$434,421
Percentage of total assets	77%	75%

	Three Months Ended
	March 31, 2015	March 31, 2014
Net cash from operating activities	$38,279	$33,665
Net cash from investing activities	$(35,853)	$(22,544)
Net cash from financing activities	$(36,028)	$(10,539)
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $435.3 million at March 31, 2015, an increase of $0.9 million from $434.4 million at December 31, 2014. This increase resulted from $35.6 million in net income which generated $38.3 million in cash from operations and from $6.5 million in proceeds from the exercise of stock options and employee stock purchases. This increase was mostly offset by $32.0 million in stock repurchases and $10.5 million in dividends paid during the first three months of 2015. Cash and cash equivalents were $17.3 million at March 31, 2015, a decrease of $33.6 million from $50.9 million at December 31, 2014.
Cash flows provided by operations were $38.3 million for the three months ended March 31, 2015, primarily due to our net income of $35.6 million being adjusted for non-cash items of depreciation of $0.4 million, amortization of intangible assets of $4.7 million, stock-based compensation expense of $2.0 million and $3.4 million in deferred taxes. These were partially offset by $7.8 million in changes in operating assets and liabilities.
Cash flows provided by operations were $33.7 million for the three months ended March 31, 2014, primarily due to our net income of $20.9 million being adjusted for non-cash items of depreciation and amortization of $0.5 million, amortization of intangible assets of $4.6 million, stock-based compensation expense of $3.5 million and by $5.6 in changes in operating assets and liabilities. These were partially offset by $1.6 million in patents received through settlement agreements.
Net cash used in investing activities was $35.9 million for the three months ended March 31, 2015, primarily related to the purchases of available-for-sale securities of $168.5 million and the purchase of $1.6 million in intangible assets, offset by maturities and sales of short-term investments of $134.6 million. Net cash used in investing activities was $22.5 million for the three months ended March 31, 2014, primarily related to the purchases of available-for-sale securities of $89.1 million and the purchase of $3.1 million in intangible assets, offset by maturities and sales of short-term investments of $70.7 million.
Net cash used in financing activities was $36.0 million for the three months ended March 31, 2015 due to dividend payments of $10.5 million and stock repurchases of $32.0 million, offset by $6.5 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans. Net cash used in financing activities was $10.5 million for the three months ended March 31, 2014 due to dividend payments of $5.3 million and stock repurchases of $14.2 million, offset by $9.0 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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

We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three months ended March 31, 2015 and 2014, no impairment charges with respect to our investments were recorded.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. Currently, the amount authorized in this plan to be used for repurchases is $250.0 million. No expiration has been specified for this plan. As of March 31, 2015, we have repurchased approximately 5.6 million shares of common stock since the inception of the plan, at an average price of $23.81 per share for a total cost of $133.9 million. As of March 31, 2015, the total amount available for repurchase under the plan was $116.1 million. We plan to continue to execute authorized repurchases from time to time under the plan.

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
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$12,460	$1,767	$4,464	$4,421	$1,808
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

As of March 31, 2015, the Company had accrued $1.4M of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.5M of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 12 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2015 there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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
Evaluation of Controls and Procedures
Tessera Technologies, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Tessera, Inc. v. A-DATA Technology Co., Ltd., et al., Civil Action No. 3:15-cv-00999-WHO (N.D. Cal.)
On December 7, 2007, Tessera, Inc. filed a complaint against A-Data Technology Co., Ltd., A-Data Technology (U.S.A.) Co., Ltd. (collectively "ADATA"), Acer, Inc., Acer America Corp. (collectively "Acer"), Centon Electronics, Inc. (“Centon”), Elpida Memory, Inc., Elpida Memory (USA) Inc. (collectively “Elpida”), International Products Sourcing Group, Inc. (“IPSG”), Kingston Technology Co., Inc. (“Kingston”), Nanya Technology Corporation, Nanya Technology Corp., U.S.A. (collectively "Nanya"), Peripheral Devices & Product Systems, Inc. d/b/a Patriot Memory (“PDP”), Powerchip Technology Corp. (f/k/a Powerchip Semiconductor Corp.) (“Powerchip”), ProMOS Technologies Inc. ("ProMOS"), Ramaxel Technology Ltd. ("Ramaxel"), SMART Modular Technologies, Inc. ("SMART"), TwinMOS Technologies, Inc., and TwinMOS Technologies USA Inc. (collectively "TwinMOS") in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 5,679,977, 6,133,627, 5,663,106 and 6,458,681, arising from, among other things, the defendants’ respective manufacture, use, sale, offer to sell and/or importation of certain packaged semiconductor components and assemblies thereof. Tessera, Inc. sought to recover damages, up to treble the amount of actual damages, together with attorney’s fees, interest, and costs.
The defendants did not answer Tessera, Inc.’s complaint, but, with the exception of TwinMOS and Ramaxel, filed motions to stay the case pursuant to 28 U.S.C. § 1659 pending final resolution in the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the “‘630 ITC Action”). Tessera, Inc. filed a motion seeking to find TwinMOS Technologies U.S.A. Inc. in default, and the clerk entered default. On February 25, 2008, the district court granted the defendants’ motion to stay the action.
On May 21, 2008, Tessera, Inc. settled its dispute with IPSG, and entered into a settlement and license agreement with IPSG and its parent, Micro Electronics, Inc. IPSG was dismissed on June 30, 2008. On August 14, 2008, Tessera, Inc. settled its dispute with PDP, and entered into a settlement and license agreement with PDP. PDP was dismissed on September 9, 2008.
On May 3, 2012, the notice of Elpida’s foreign bankruptcy and related Delaware proceedings was filed, which stayed the case.
Tessera, Inc. resolved its dispute with Elpida and filed a stipulated dismissal on July 31, 2014.

On August 26, 2014, Tessera, Inc. filed a motion to lift the stay and set answer deadlines. Several defendants filed a notice indicating that they did not oppose the motion. The Court lifted the stay on December 12, 2014.

Tessera, Inc. resolved its dispute with Powerchip and filed a stipulated dismissal on November 10, 2014.

Tessera, Inc. resolved its dispute with A-DATA and filed a stipulated dismissal on December 3, 2014.

Tessera, Inc. resolved its dispute with Ramaxel and filed a dismissal on January 9, 2015.

Tessera, Inc. resolved its dispute with Kingston and filed a stipulated dismissal on January 13, 2015.

On January 26, 2015, Tessera, Inc. and defendants Acer, Nanya, ProMOS, and SMART filed a stipulation to transfer the case to the U.S. District Court for the Northern District of California. This stipulation was granted on January 30, 2015. The case was transferred to the U.S. District Court for the Northern District of California on March 4, 2015.

Tessera, Inc. resolved its dispute with ProMOS and filed a stipulated dismissal on March 5, 2015.

Tessera, Inc. resolved its dispute with Acer and filed a stipulated dismissal on March 9, 2015.

Tessera, Inc. resolved its dispute with SMART and filed a dismissal on April 1, 2015.

Tessera, Inc. resolved its dispute with Nanya and filed a stipulated dismissal on April 3, 2015.

Tessera, Inc. resolved its dispute with Centon and filed a stipulated dismissal on April 24, 2015. Tessera, Inc. also dismissed TwinMOS on April 24, 2015.
This matter has now concluded.

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
In July 2013, both Tessera, Inc. and UTAC Taiwan filed cross motions for partial summary judgment concerning an issue of contract interpretation. On April 1, 2014 the court issued an order granting UTAC Taiwan’s motion and denying Tessera, Inc.’s motion, and the case has proceeded under the contract interpretation ordered by the Court.
On December 1, 2014, UTAC Taiwan filed another motion for partial summary judgment on a contract interpretation issue, concerning the geographic scope of UTAC Taiwan's royalty obligation under the parties' license agreement. The motion has been fully briefed and is currently under submission.
Claim construction issues have been fully briefed and heard on February 19, 2015, and are also under submission.
On March 31, 2015, the Court amended the schedule pursuant to a stipulation between the parties. Among other deadlines, the Court set a May 8, 2015 fact discovery cut-off, a July 10, 2015 expert discovery cut-off, a July 24, 2015 deadline for UTAC Taiwan to file a summary judgment motion and an August 7, 2015 deadline for Tessera, Inc. to file a cross-motion for summary judgment.
Reexamination Proceedings

On February 9, 2007 and February 15, 2007, Siliconware Precision Industries Co. Ltd and Siliconware USA Inc. (collectively “SPIL”) filed with the U.S. Patent and Trademark Office (“PTO”) requests for inter partes reexamination relating to U.S. Patent Nos. 6,433,419 and 6,465,893. On May 4, 2007, the PTO granted the requests for inter partes reexamination.
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

On November 17, 2014, the Patent Trial and Appeal Board issued a decision reversing the rejections of all of the claims subject to reexamination. In particular, the November 17 decision reversed the Examiner's September 25, 2013 determination to maintain the Patent Trial and Appeal Board's new grounds of rejection set forth in the Board’s December 21, 2012, Decision on Appeal. On February 26, 2015, the PTO issued a Notice of Intent to Issue Inter Partes Reexamination Certificate confirming the patentability of all claims subject to reexamination. The Reexamination Certificate issued on March 31, 2015. U.S. Patent No. 6,433,419 expired on September 24, 2010.
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
On November 14, 2014, without holding an oral hearing, the Patent Trial and Appeal Board issued a decision affirming the Examiner's determinations that were mailed on July 17, 2013, therefore maintaining rejections of certain of the claims subject to reexamination. On January 9, 2015, Tessera, Inc. filed an appeal of the Patent Trial and Appeal Board’s November 14 decision with the U.S. Court of Appeals for the Federal Circuit ("CAFC"). On April 5, 2015, Tessera, Inc. voluntarily moved to dismiss the appeal. On April 7, 2015, the CAFC granted the motion to dismiss the appeal and issued a mandate to the PTO confirming dismissal of the appeal.
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
On September 17, 2014, STM, the sole remaining opponent, withdrew its opposition. On April 7, 2015 the Opposition Division indicated that it will continue the proceedings on its own motion without any opponent, and issued a summons setting oral proceedings in the opposition for November 17, 2015. Along with the summons, the Opposition Division issued a preliminary communication indicating that it is disposed to revoke the EP672 Patent.
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
We earn a significant amount of our revenues from a limited number of customers. For the three months ended March 31, 2015, there were four customers that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.

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
Furthermore, we may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations. While we have expanded our licensable technology portfolio through internal development and technologies and patents purchased from third parties, there is no guarantee that these measures will lead to continued royalties. If we fail to continue to do business with our current licensees, our business would be materially adversely affected.
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
As more fully described in Part II, Item 1 - Legal Proceedings, we have been in the past and may in the future be involved in litigation involving some of our patents. The parties in these legal actions often challenge the validity, scope, enforceability and ownership of our patents. In addition, in the past requests for reexamination or review have been filed in the U.S. Patent and Trademark Office ("PTO") with respect to patent claims that were at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office ("EPO"). During a reexamination or review proceeding and upon completion of the proceeding, the PTO or EPO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. For example the PTO has issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. From time to time we assert these patents and patent claims in litigation and administrative proceedings. If the PTO's adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in PTO reexaminations or review proceedings, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.
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
Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There have been numerous recent changes and proposed changes to the patent laws and rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, we expect that Congress may consider bills relating to patent reform that could adversely impact our business depending on the scope of any bills that may ultimately be enacted into law. In addition, in recent years, courts have interpreted U.S. patent laws and regulations differently than in the past, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, on the royalties we can collect.
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
A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for DRAM, digital signal processors, application-specific standard product semiconductors, application-specific integrated circuits and memory. In addition, we derive substantial revenues from the incorporation of our technology into mobile devices, consumer and computing. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues will be reduced significantly and our business would be harmed.
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
In the third quarter of 2014, we released substantially all of the valuation allowance related to our United States federal deferred tax assets. As of March 31, 2015, our remaining valuation allowance is approximately $26.1 million for tax assets in California, Ireland, Taiwan and other jurisdictions. Our net deferred tax assets relate predominantly to the United States federal tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the third quarter of 2014, we determined that it was not more likely than not we would realize the full value of our state and foreign deferred tax assets. Accordingly, we continue to record a valuation allowance on our net deferred tax assets. Depending on our success in completing significant licensing agreements, as well as the outcome of legal proceedings and the ability and willingness of the parties to make any payments owed or awarded by the relevant court, we may release our valuation allowance and recognize deferred tax assets in the future if we conclude that it is more likely than not that deferred tax assets are recoverable. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. Future adjustments in our valuation allowance may be required. The recording of any future increases in our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.
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
Our stockholders may not receive the level of dividends provided for in our quarterly dividend or any dividend at all, and any decrease in or suspension of the dividend could cause our stock price to decline.

In February 2015, we updated our capital allocation strategy. Given the change in business approach that moves us away from backward looking “episodic” payments, we discontinued the once-a-year payment of special dividends on episodic proceeds and instead announced a doubling of the current quarterly dividend to $0.20 per share which began in March 2015. We also return capital to shareholders through stock repurchases and plan to continue repurchasing stock in future periods. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments. The payment of future cash dividends are subject to the final determination each quarter by our Board of Directors that the dividend remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by management and the Board of Directors. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.

Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. Currently, the amount authorized in this plan to be used for repurchases is $250.0 million. As of March 31, 2015, the total amount available for repurchase under the plan was $116.1 million. The amount of repurchases under our stock repurchase program will vary. During 2013, we repurchased approximately 1,500,000 shares for an aggregate amount of $28.8 million. In 2014, we repurchased approximately 2,800,000 shares for an aggregate amount of $65.6 million. In the first three months of 2015, we repurchased 722,000 shares for an aggregate amount of $28.9 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. Furthermore, there can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases.
The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At March 31, 2015, we held approximately $17.3 million in cash and cash equivalents and $418.0 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause an increase in prevailing interest rates and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way in which we conduct business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 2 - “Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.
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
Our success depends, in large part, on the continued contributions of our key management, engineering, sales, marketing, intellectual property, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key-person life insurance covering our key personnel or have restrictions on their post-employment ability to solicit our employees, contractors or customers if key personnel voluntarily terminate their employment. The loss of any of our senior management or other key personnel, some of whom have only been in their current positions for a relatively short period of time, could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Thomas Lacey has served as our Chief Executive Officer since December 2013 and served as our Interim Chief Executive Officer from May 2013 until December 2013. In January 2014, we announced the appointment of Robert Andersen as our Chief Financial Officer. Our future success will depend to a significant extent on the ability of these executives to effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.
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
Our business operations could suffer in the event of information technology system failures or security breaches.
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
(c) Stock Repurchases

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Share in thousands)
2015
January	—	$—	—
February	326	39.80	326
March	396	40.35	396
Total	722	$40.10	722	$116.1 million

(a) Calculated as of March 31, 2015. In August 2007, the Board authorized a plan to repurchase up to a maximum total of $100.0 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. In November 2013, the Board increased the amount authorized to be used for repurchases to $150.0 million. In October 2014, the Board increased the amount authorized to be used for repurchases to $250.0 million. No expiration date has been specified for this plan. All repurchases in the three months ended March 31, 2015 were made under this plan.

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
Dated: May 5, 2015

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