Form 10-Q
period 2015-06-30
TESSERA TECHNOLOGIES INC
filed 2015-08-05
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of July 24, 2015 was 52,117,405.

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2015

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$21,412	$50,908
Short-term investments	410,481	383,513
Accounts receivable, net	6,970	4,478
Current deferred tax assets	20,586	19,334
Other current assets	20,218	17,277
Total current assets	479,667	475,510
Intangible assets, net	66,489	72,925
Long-term deferred tax assets	13,303	21,759
Other assets	6,419	6,929
Total assets	$565,878	$577,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,364	$3,509
Accrued legal fees	4,797	4,143
Accrued liabilities	7,815	16,157
Deferred revenue	10,295	10,217
Total current liabilities	24,271	34,026
Long-term deferred tax and other liabilities	1,906	1,738
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 58,527 and 57,800 shares issued, respectively, and 52,115 and 52,840 shares outstanding, respectively	58	58
Additional paid-in capital	591,530	576,341
Treasury stock at cost; 6,412 and 4,960 shares of common stock at each period end, respectively	(163,577)	(106,231)
Accumulated other comprehensive loss	(507)	(333)
Retained earnings	112,197	71,524
Total stockholders’ equity	539,701	541,359
Total liabilities and stockholders’ equity	$565,878	$577,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Royalty and license fees	$64,188	$37,213	$144,038	$125,549
Total revenues	64,188	37,213	144,038	125,549
Operating expenses:
Cost of revenues	166	95	308	103
Research, development and other related costs	7,866	8,958	15,234	16,490
Selling, general and administrative	11,119	11,928	22,116	24,350
Amortization expense	4,691	4,570	9,386	9,173
Litigation expense	3,519	10,214	8,023	17,165
Restructuring, impairment of long-lived assets and other charges	—	488	—	1,527
Total operating expenses	27,361	36,253	55,067	68,808
Operating income	36,827	960	88,971	56,741
Other income and expense, net	770	432	1,418	762
Income before taxes from continuing operations	37,597	1,392	90,389	57,503
Provision for (benefit from) income taxes	11,828	(1,124)	29,052	21,562
Income from continuing operations	25,769	2,516	61,337	35,941
Income (loss) from discontinued operations, net of tax	342	1,255	369	(11,272)
Net income	$26,111	$3,771	$61,706	$24,669
Income (loss) per share:
Income from continuing operations:
Basic	$0.49	$0.05	$1.17	$0.68
Diluted	$0.49	$0.05	$1.15	$0.67
Income (loss) from discontinued operations:
Basic	$0.01	$0.02	$0.01	$(0.21)
Diluted	$0.01	$0.02	$0.01	$(0.21)
Net income:
Basic	$0.50	$0.07	$1.18	$0.47
Diluted	$0.49	$0.07	$1.16	$0.46
Cash dividends declared per share	$0.20	$0.62	$0.40	$0.72
Weighted average number of shares used in per share calculations-basic	52,293	52,812	52,387	53,016
Weighted average number of shares used in per share calculations-diluted	53,052	53,397	53,265	53,610
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$26,111	$3,771	$61,706	$24,669
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities, net of tax	(690)	42	(174)	(41)
Other comprehensive income (loss)	(690)	42	(174)	(41)
Comprehensive income	$25,421	$3,813	$61,532	$24,628
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$61,706	$24,669
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment	823	1,011
Amortization of intangible assets	9,386	9,174
Stock-based compensation expense	5,571	6,415
Non-cash restructuring, impairment of long-lived assets and other charges	—	820
Deferred income tax and other, net	7,199	(1,944)
Excess tax benefit from stock based compensation	(714)	135
Patents received through settlement agreements	—	(1,591)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,492)	(249)
Other assets	(2,751)	3,324
Accounts payable	(2,411)	(2,123)
Accrued legal fees	357	3,220
Accrued and other liabilities	(6,897)	393
Deferred revenue	78	(28)
Net cash from operating activities	69,855	43,226
Cash flows from investing activities:
Purchases of property and equipment	(503)	(1,143)
Purchases of short-term available-for-sale investments	(243,606)	(134,068)
Proceeds from maturities and sales of short-term investments	216,469	122,287
Purchases of intangible assets	(2,950)	(5,100)
Net cash from investing activities	(30,590)	(18,024)
Cash flows from financing activities:
Dividend paid	(21,033)	(37,766)
Excess tax benefit from stock-based compensation	714	—
Proceeds from exercise of stock options	8,018	14,711
Proceeds from employee stock purchase program	886	1,103
Repurchase of common stock	(57,346)	(45,334)
Net cash from financing activities	(68,761)	(67,286)
Net decrease in cash and cash equivalents	(29,496)	(42,084)
Cash and cash equivalents at beginning of period	50,908	73,722
Cash and cash equivalents at end of period	$21,412	$31,638

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
The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2015 and 2014, and for the three and six months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2014 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 25, 2015 (the “Form 10-K”).
The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2015 or any future period and the Company makes no representations related thereto.
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. The most significant of these reclassifications are as follows:

•	Amortization expense is now shown separately on the Condensed Consolidated Statements of Operations.

•	Certain balance sheet items from 2014 have been grouped together to conform with current periods presented.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2015, as compared to the significant accounting policies described in the Form 10-K.

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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU

2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2018 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. At this time, some of the current guidance impacting the Intellectual Property licensing industry is still under review by the FASB based on exposure drafts. Therefore, the Company is still considering how the guidance might affect its financial reporting once finalized.
NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid income taxes	$14,925	$12,841
Interest receivable	2,566	2,138
Other	2,727	2,298
	$20,218	$17,277

Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Employee compensation and benefits	$5,401	$10,734
Other	2,414	5,423
	$7,815	$16,157

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Unrealized gains (loss) on available-for-sale securities, net of tax	$(507)	$(333)
	$(507)	$(333)
NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$311,108	$81	$(513)	$310,676
Municipal bonds and notes	73,590	13	(96)	73,507
Commercial paper	9,389	3	—	9,392
Treasury and agency notes and bills	19,202	10	(6)	19,206
Money market funds	2,296	—	—	2,296
Total available-for-sale securities	$415,585	$107	$(615)	$415,077
Reported in:
Cash and cash equivalents				$4,596
Short-term investments				410,481
Total marketable securities				$415,077

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$282,279	$13	$(538)	$281,754
Municipal bonds and notes	37,201	15	(1)	37,215
Treasury and agency notes and bills	41,271	10	(13)	41,268
Commercial paper	33,774	2	(1)	33,775
Money market funds	20,883	—	—	20,883
Total available-for-sale securities	$415,408	$40	$(553)	$414,895
Reported in:
Cash and cash equivalents				$31,382
Short-term investments				383,513
Total marketable securities				$414,895
At June 30, 2015 and December 31, 2014, the Company had $431.9 million and $434.4 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $16.8 million and $19.5 million at June 30, 2015 and December 31, 2014, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three and six months ended June 30, 2015 and 2014.
Unrealized losses and unrealized gains were $0.4 million and $0.1 million, respectively, net of tax, as of June 30, 2015. These amounts were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of June 30, 2015 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three months ended June 30, 2015 and 2014, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at June 30, 2015 and December 31, 2014, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

June 30, 2015	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$190,667	$(475)	$46,714	$(38)	$237,381	$(513)
Treasury and agency notes and bills	4,618	(6)	—	—	4,618	(6)
Municipal bonds and notes	56,584	(96)	—	—	56,584	(96)
Total	$251,869	$(577)	$46,714	$(38)	$298,583	$(615)

December 31, 2014	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$240,165	$(535)	$5,453	$(3)	$245,618	$(538)
Municipal bonds and notes	1,061	(1)	—	—	1,061	(1)
Commercial paper	9,482	(1)	—	—	9,482	(1)
Treasury and agency notes and bills	16,245	(13)	—	—	16,245	(13)
Total	$266,953	$(550)	$5,453	$(3)	$272,406	$(553)

The estimated fair value of marketable securities by contractual maturity at June 30, 2015 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$142,238
Due in one to two years	144,683
Due in two to three years	128,156
Total	$415,077
NOTE 5 – DISCONTINUED OPERATIONS

In the first quarter of 2014, the Company announced the cessation of all mems|cam manufacturing operations. This was the last manufacturing operation in the DigitalOptics business and for the entire Company. This action, which occurred primarily during the first half of 2014, included a reduction of over 300 employees and the closure of facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan and was substantially complete in the first quarter of 2015.

For more information regarding these actions, see Note 14 – "Restructuring, Impairment of Long-Lived Assets and Other Charges."
The Company has reported the results of operations and financial position of this business in discontinued operations within the Condensed Consolidated Statements of Operations for all periods presented. Assets and liabilities of discontinued operations are not material as of December 31, 2014 and June 30, 2015 and are, therefore, included in other line items on the Condensed Consolidated Balance Sheets. See below for more information regarding balance sheet classification.
The results from discontinued operations were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Revenues:
Product and service revenues	$—	$32		$—	$32
Total revenues	—	32		—	32
Operating expenses:
Cost of revenues	—	2		—	21
Research, development and other related costs	—	442		—	5,554
Selling, general and administrative	—	142		389	2,379
Restructuring, impairment of long-lived assets and other charges	—	419	(1)	(371)	4,535	(1)
Total operating expenses	—	1,005		18	12,489
Operating loss before taxes	—	(973)		(18)	(12,457)
Other income and expense, net	—	307		—	487
Benefit from income taxes	(342)	(1,921)		(387)	(698)
Net income (loss) from discontinued operations	$342	$1,255		$369	$(11,272)

(1) As noted above, in January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these actions, the Company incurred severance and accelerated lease obligations and other charges. See Note 14 for additional information.

The current assets and current liabilities of discontinued operations were as follows (in thousands):

	June 30, 2015		December 31, 2014
Accounts receivable and other assets, net	$—	(1)	$390	(2)
Total current assets of discontinued operations	$—		$390
Accrued liabilities	—	(1)	2,873	(3)
Total current liabilities of discontinued operations	$—		$2,873

(1) As of June 30, 2015, the activities related to the discontinued operations described above have been substantially completed. Consequently, all balance sheet items have been written off, disposed of or settled.
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

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2014 and June 30, 2015.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of June 30, 2015 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$2,296	$2,296	$—	$—
Corporate bonds and notes (2)	310,677	—	310,677	—
Municipal bonds and notes (2)	73,507	—	73,507	—
Treasury and agency notes and bills (2)	19,206	—	19,206	—
Commercial paper (3)	9,391	—	9,391	—
Total Assets	$415,077	$2,296	$412,781	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at June 30, 2015:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$20,883	$20,883	$—	$—
Corporate bonds and notes (2)	281,754	—	281,754	—
Municipal bonds and notes (2)	37,215	—	37,215	—
Treasury and agency notes and bills (2)	41,268	—	41,268	—
Commercial paper (3)	33,775	—	33,775	—
Total Assets	$414,895	$20,883	$394,012	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2014:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Patent Assets
Balance at December 31, 2014	$4,280	(1)
Asset additions	—
Assets sold	—
Assets received	—
Balance at June 30, 2015	$4,280

(1) This amount represents the value of the patents that were received in 2014 as part of settlement agreements reached with parties to resolve prior disputes. These assets were valued using a methodology based on an arms-length purchase price of bulk patent assets, with adjustments based on limited pick rights, the total available market, and remaining average patent life. The value above is gross and the accumulated amortization to date is $0.6 million.

NOTE 7 – IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following (in thousands):

		June 30, 2015			December 31, 2014
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$135,107	$(70,572)	$64,535	$132,157	$(62,053)	$70,104
Existing technology	5-10	18,920	(18,530)	390	18,700	(17,932)	768
Customer contracts	3-9	8,600	(7,047)	1,553	8,600	(6,569)	2,031
Trade name	4-10	300	(289)	11	520	(498)	22
		$162,927	$(96,438)	$66,489	$159,977	$(87,052)	$72,925
Amortization expense for the three months ended June 30, 2015 and 2014 amounted to $4.7 million and $4.6 million, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 amounted to $9.4 million and $9.2 million, respectively.
As of June 30, 2015, the estimated future amortization expense of intangible assets is as follows (in thousands):

2015 (remaining 6 months)	$9,381
2016	17,994
2017	15,719
2018	13,936
2019	5,504
Thereafter	3,955
$66,489

NOTE 8 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and six months ended June 30, 2015 and 2014.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Denominator:
Weighted average common shares outstanding	52,333	52,896	52,435	53,106
Less: Unvested common shares subject to repurchase	(40)	(84)	(48)	(90)
Total common shares-basic	52,293	52,812	52,387	53,016
Effect of dilutive securities:
Stock awards	348	268	398	306
Restricted stock awards and units	411	317	480	288
Total common shares-diluted	53,052	53,397	53,265	53,610

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
For the three and six months ended June 30, 2015, in the calculation of net income per share, 0.8 million and 1.1 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
For the three and six months ended June 30, 2014, in the calculation of net income per share, 2.0 million and 2.2 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
NOTE 9 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2015, the amount authorized under this plan to be used for repurchases is $250.0 million. As of June 30, 2015, the Company had repurchased a total of approximately 6,268,000 shares of common stock, since inception of the plan, at an average price of $25.34 per share for a total cost of $158.9 million. As of December 31, 2014, the Company had repurchased a total of approximately 4,901,000 shares of common stock, since inception of the plan, at an average price of $21.39 per share for a total cost of $104.9 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2015, the total amount available for repurchase was $91.1 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 2003 Plan
As of June 30, 2015, there were approximately 4.2 million shares reserved for future grants under the 2003 Plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2014	1,616	$19.34
Options granted	50	$38.34
Options exercised	(408)	$19.67
Options canceled / forfeited / expired	(67)	$17.34
Balance at June 30, 2015	1,191	$20.14

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of June 30, 2015 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2014	502	633	1,135	$20.30
Awards and units granted	398	74	472	$40.77
Awards and units vested / earned	(158)	(144)	(302)	$20.44
Awards and units canceled / forfeited	(27)	(60)	(87)	$19.11
Balance at June 30, 2015	715	503	1,218	$28.27

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
Employee Stock Purchase Plans
As of June 30, 2015, there were approximately 530,586 shares reserved for grant under the ESPP and the International ESPP, collectively.
NOTE 10 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cost of revenues	$—	$—	$—	$18
Research, development and other related costs	1,006	740	1,696	1,657
Selling, general and administrative	2,558	2,171	3,875	4,740
Total stock-based compensation expense	3,564	2,911	$5,571	$6,415

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2015 and 2014 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Employee stock options	$620	$812	$1,506	$1,801
Restricted stock awards and units	2,786	1,931	3,760	4,245
Employee stock purchase plan	158	168	305	369
Total stock-based compensation expense	$3,564	$2,911	$5,571	$6,415
The following assumptions were used to value the options granted:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Expected life (in years)	3.8	4.9	3.8	4.9
Risk-free interest rate	1.1%	1.6%	1.1-1.4%	1.6-1.7%
Dividend yield	2.1%	4.1%	2.1 -2.9%	3.4 -4.1%
Expected volatility	35.6%	39.0%	35.5 - 35.6%	39.0 - 41.4%

ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2015	February 2014
Expected life (years)	2.0	2.0
Risk-free interest rate	0.4%	0.3%
Dividend yield	3.4%	3.4%
Expected volatility	30.0%	31.0%

NOTE 11 – INCOME TAXES

The provision for income taxes for the three months and six months ended June 30, 2015 was $11.8 million and $29.1 million, respectively. The provision for income taxes for the three months and six months ended June 30, 2015 was primarily related to tax liability generated from U.S. and foreign operations, and foreign withholding taxes. The benefit from income taxes for the three months ended June 30, 2014 was $1.1 million and the provision for income taxes for the six months ended June 30, 2014 was $21.6 million. The benefit from income taxes for the three months ended June 30, 2014 was primarily due to a decrease in the forecasted effective tax rate applied to actual year-to-date income that remained relatively constant as compared to the first quarter of 2014. The provision for income taxes for the six months ended June 30, 2014 was primarily related to foreign withholding taxes and foreign tax liability generated from foreign operations. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the provision for income taxes for the six months ended June 30, 2015 as compared to the same period in the prior year is largely attributable to higher profitability in 2015 as compared to the prior year.
As of June 30, 2015, unrecognized tax benefits approximated $3.0 million, of which $1.3 million would affect the effective tax rate if recognized. At December 31, 2014, unrecognized tax benefits were $2.7 million of which $1.1 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by a range of $0.8 million to $1.0 million in the next 12 months due to the expected lapse of statutes of limitation relating to the federal and state research tax credit, certain domestic deductions, as well as foreign tax incentives.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended June 30, 2015, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of June 30, 2015 and December 31, 2014, the Company had accrued $0.4 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.
At June 30, 2015, the Company's 2010 through 2014 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company recently completed an Internal Revenue Service examination related to its 2008 and 2009 tax returns which resulted in minimal changes to the statement of operations. The audit was settled last year but the Company is currently disputing the interest calculation for the audit assessment amount. The Company is currently under an Internal Revenue Service examination for the 2010 - 2013 tax years. The Company also is currently under examination in California for the 2011 and 2012 tax years.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2015 and 2014 amounted to $0.5 million and $0.9 million, respectively. Rent expense for the six months ended June 30, 2015 and 2014 amounted to $1.0 million and $1.9 million, respectively.
As of June 30, 2015, future minimum lease payments are as follows (in thousands):

Lease Obligations
2015 (remaining 6 months)	$1,167
2016	2,237
2017	2,270
2018	2,306
2019	2,135
Thereafter	1,808
$11,923
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

Tessera, Inc. v. Toshiba Corporation, Civil Action No. 5:15-cv-02543-BLF (N.D. Cal.)

On May 12, 2015, Tessera, Inc. filed a complaint against Toshiba Corporation (“Toshiba”) in California Superior Court, in Santa Clara County. Tessera, Inc.’s complaint alleges causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The complaint seeks, among other things, a judicial determination and declaration that Toshiba must pay royalties on certain types of face-up ball grid array packages, must cooperate in good faith with audits conducted pursuant to the parties’ license agreement, and must allow the auditor to examine and audit all records of Toshiba, including records of all of its divisions, subsidiaries, and affiliates, that may contain information bearing upon the amounts payable under the license agreement. The complaint also seeks an award of damages in an amount to be determined at trial, interest on damages, attorneys’ fees, costs, and such other and further relief as the court may deem proper.
On June 8, 2015, Toshiba removed the action to the U. S. District Court for the Northern District of California.
On June 18, 2015, Toshiba filed its answer, affirmative defenses, and counterclaims to Tessera, Inc.’s complaint. Toshiba alleges counterclaims for declaratory judgment and breach of the implied warranty of good faith and fair dealing. The counterclaims seek, among other things, judicial determinations and declarations regarding the definition of “TCC” as used in the parties’ license agreement and whether any Toshiba products are currently royalty-bearing, the conditions precedent to the accrual of royalties under the license agreement, the manner and scope of Tessera, Inc.’s audit rights under the license agreement, termination of the license agreement, and Tessera, Inc.’s alleged failure to identify specific patents that serve as the basis for its claim that it is entitled to royalties under the license agreement. The counterclaims also seek an accounting of any amount of alleged overpayment by Toshiba under the license agreement, restitution, damages in an amount to be determined at trial, costs, expenses, attorneys’ fees, and such other and further relief as the court may deem just and proper.
On July 10, 2015, Tessera, Inc. filed its answer and affirmative defenses to Toshiba’s counterclaims. An initial case management conference is scheduled for October 15, 2015.
Other Litigation Matters
In addition to the foregoing matters, the Company and its subsidiaries are involved in litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to protect trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. The Company expects it or its subsidiaries will be involved in similar legal proceedings in the future, including proceedings regarding infringement of its patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of its license agreements.
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
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Three Months Ended,				Six Months Ended,
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Taiwan	$7,833	12%	$415	1%	$42,615	30%	$51,043	41%
U.S.	25,263	39	3,053	8	50,793	35	6,938	5
Korea	23,858	37	23,209	62	39,224	27	49,729	40
Japan	4,576	7	4,450	12	6,220	4	9,928	8
Other	2,658	5	6,086	17	5,186	4	7,911	6
	$64,188	100%	$37,213	100%	$144,038	100%	$125,549	100%
For the three months ended June 30, 2015 and 2014, there were four and two customers, respectively, that each accounted for 10% or more of total revenues. For the six months ended June 30, 2015 and 2014, there were four and two customers, respectively, that each accounted for 10% or more of total revenues.

NOTE 14 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

In January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these efforts, the Company had a workforce reduction of over 300 employees and closed facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan. These actions triggered a $32.8 million impairment of manufacturing equipment, a $4.8 million impairment of intangible assets, purchase obligations of $9.8 million for inventory and equipment, and impairments of IT related assets of $2.1 million in the fourth quarter of 2013. Additionally, in the first three months of 2014, the Company incurred additional restructuring and other charges of $1.0 million of employee severance. As of December 31, 2014 these actions were substantially complete so the expenses in the three and six months ended June 30, 2015 were immaterial. In this document, the operations and financial results of the mems|cam operations are considered discontinued operations. For more information regarding these actions, see Note 5 - "Discontinued Operations."

NOTE 15 - SUBSEQUENT EVENTS

Dividend Payment

On July 31, 2015, the Board declared a cash dividend of $0.20 per share of common stock, payable on September 18, 2015 for the stockholders of record at the close of business on August 28, 2015.

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

In January 2014, we announced the cessation of all mems|cam manufacturing operations. As part of these efforts, we are no longer operating facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan. As a result of these actions, certain assets were impaired or were written off entirely and restructuring and other charges were taken in 2013 and the first half of 2014. All material assets of these operations were sold or licensed to a third party in December 2014.

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
We are currently, and have been in the past, engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. We cannot predict the extent or timing of future proceedings that may result in fluctuations in our revenue and expenses. For example, in February 2014 we settled a dispute with Powertech Technology, Inc. ("PTI") related to a license agreement between PTI and Tessera, Inc. Pursuant to our settlement, PTI is obligated to pay Tessera, Inc. a total of $196 million. PTI made two episodic payments in 2014 for a total of $96 million in 2014 and will make quarterly recurring payments from 2015 through the end of 2018. Additionally, in January 2015, Tessera, Inc. entered into an agreement with Amkor to settle all pending litigation and arbitration proceedings between Amkor and Tessera, Inc. Under the terms of the agreement, Amkor will pay Tessera, Inc. a total of $155 million comprised of sixteen equal quarterly recurring payments which commenced in the first quarter of 2015 and will continue through the fourth quarter of 2018.
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Royalty and license fees	100%	100%	100%	100%
Total Revenues	100	100	100	100
Operating expenses:
Cost of revenues	—	—	—	—
Research, development and other related costs	12	24	11	13
Selling, general and administrative	17	32	15	20
Amortization expense	7	12	7	7
Litigation expense	6	28	5	14
Restructuring, impairment of long-lived assets and other charges	—	1	—	1
Total operating expenses	42	97	38	55
Operating income from continuing operations	58	3	62	45
Other income and expense, net	1	1	1	1
Income from continuing operations before taxes	59	4	63	46
Provision for (benefit from) income taxes	18	(3)	20	17
Income from continuing operations	41	7	43	29
Income (loss) from discontinued operations, net of tax	—	3	—	(9)
Net income	41%	10%	43%	20%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	June 30, 2015	June 30, 2014	Increase/ (Decrease)	% Change
Royalty and license fees	$64,188	$37,213	$26,975	72%

The $27.0 million or 72% increase in revenues was due to an increase in recurring revenue of $27.4 million which was partially offset by a decrease in episodic revenue of $0.4 million in the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. Recurring revenue was up $27.4 million primarily as a result of our settlement agreement with Amkor, our settlement agreement with PTI and the license agreements entered into with Micron in July 2014.

	Six Months Ended
	June 30, 2015	June 30, 2014	Increase/ (Decrease)	% Change
Royalty and license fees	$144,038	$125,549	$18,489	15%

The $18.5 million or 15% increase in revenues was due to an increase in recurring revenue of $55.9 million which was partially offset by a decrease in episodic revenue of $37.4 million in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. Recurring revenue was up $55.9 million primarily as a result of our settlements agreement with Amkor and PTI and the license agreements entered into with Micron in July 2014. The episodic revenue decrease was primarily the result of a $50.0 million episodic payment made by PTI in connection with Tessera, Inc.'s settlement with PTI, and episodic payments made in connection with the execution of a license agreement in the first quarter of 2014, which was partially offset by a $27.0 million episodic payment made by ASE in the first quarter of 2015.
Cost of Revenues
Cost of revenues consists of direct compensation and related expenses to provide non-recurring engineering services ("NRE"). We anticipate these expenses will continue to be a low percentage of total revenue as our NRE services are not a significant portion of our revenues.
Cost of revenues for the three months ended June 30, 2015 was $0.2 million, as compared to $0.1 million for the three months ended June 30, 2014. The increase related to direct labor from non-recurring engineering services associated with a contract that was signed in the fourth quarter of 2014.
Cost of revenues for the six months ended June 30, 2015 was $0.3 million, as compared to $0.1 million for the six months ended June 30, 2014. The increase related to direct labor from non-recurring engineering services associated with a contract that was signed in the fourth quarter of 2014.
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
Research, development and other related costs for the three months ended June 30, 2015 were $7.9 million, as compared to $9.0 million for the three months ended June 30, 2014, a decrease of $1.1 million. The decrease was primarily related to a $1.1 million decrease in legal costs which resulted from focusing our patent maintenance efforts in critical markets and renegotiating fees with key vendors and a $0.2 million decrease in our personnel related expenses. These decreases were partially offset by a $0.3 million increase in stock-based compensation.
Research, development and other related costs for the six months ended June 30, 2015 were $15.2 million, as compared to $16.5 million for the six months ended June 30, 2014, a decrease of $1.3 million. The decrease was primarily related to a $1.0 million decrease in legal costs which resulted from focusing our patent maintenance efforts in critical markets and renegotiating fees with key vendors and a $0.3 million decrease in operating equipment and supplies. These decreases were partially offset by a $0.4 million increase in stock-based compensation.

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
Selling, general and administrative expenses for the three months ended June 30, 2015 were $11.1 million, as compared to $11.9 million for the three months ended June 30, 2014, a decrease of $0.8 million. The decrease was primarily attributable to a decrease of $1.1 million in salary and benefits due to our reduced headcount resulting from restructuring activities during 2014 and a $1.0 million decrease in legal costs related to the O-Film closure in FY14 and reduced patent evaluation expenses. These decreases were partially offset by a $0.6 million increase in stock-based compensation.
Selling, general and administrative expenses for the six months ended June 30, 2015 were $22.1 million, as compared to $24.4 million for the six months ended June 30, 2014, a decrease of $2.3 million. The decrease was primarily attributable to a decrease of $2.4 million in salary and benefits due to our reduced headcount resulting from restructuring activities during 2014 and a $0.8 million decrease in legal costs related to the O-Film closure in FY14 and reduced patent evaluation expenses. These decreases were partially offset by a $0.7 million increase in operating equipment and supplies related to significant purchases of market research reports and a $0.5 million increase in stock based compensation.
Amortization Expense
Amortization expense for the three months ended June 30, 2015 was $4.7 million, as compared to $4.6 million for the three months ended June 30, 2014, an increase of $0.1 million. This increase was attributable to the acquisition of $6.0 million in intangible assets since June 30, 2014.
Amortization expense for the six months ended June 30, 2015 was $9.4 million, as compared to $9.2 million for the six months ended June 30, 2014, an increase of $0.2 million. This increase was attributable to the acquisition of $6.0 million in intangible assets since June 30, 2014.
We expect amortization expense to continue being a material portion of our operating expenses in future periods as we are actively pursuing additional acquisitions of intellectual property assets.
Litigation Expense
Litigation expense for the three months ended June 30, 2015 was $3.5 million, as compared to $10.2 million for the three months ended June 30, 2014, a decrease of $6.7 million, or 66%. The decrease was primarily attributable to the decrease of our docket of legal proceedings, largely due to settlement activities in the past twelve months.
Litigation expense for the six months ended June 30, 2015 was $8.0 million, as compared to $17.2 million for the six months ended June 30, 2014, a decrease of $9.2 million, or 53%. The decrease was primarily attributable to the decrease of our docket of legal proceedings, largely due to settlement activities in the past twelve months.
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
Restructuring, Impairment of Long-Lived Assets and Other Charges

Substantially all restructuring, impairment of long-lived assets and other charges were concluded prior to 2015. The restructuring, impairment of long-lived assets and other charges for the three and six months ended June 30, 2014 related to the restructuring of our DigitalOptics business.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cost of revenues	$—	$—	$—	$18
Research, development and other related costs	1,006	740	1,696	1,657
Selling, general and administrative	2,558	2,171	3,875	4,740
Total stock-based compensation expense	$3,564	$2,911	$5,571	$6,415
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the three months ended June 30, 2015, stock-based compensation expense was $3.6 million, of which $0.6 million related to employee stock options, $2.8 million related to restricted stock awards and units and $0.2 million related to employee stock purchases. For the three months ended June 30, 2014, stock-based compensation expense was $2.9 million, of which $0.8 million related to employee stock options, $1.9 million related to restricted stock awards and units and $0.2 million related to employee stock purchases.
For the six months ended June 30, 2015, stock-based compensation expense was $5.6 million, of which $1.5 million related to employee stock options, $3.8 million related to restricted stock awards and units and $0.3 million related to employee stock purchases. For the six months ended June 30, 2014, stock-based compensation expense was $6.4 million, of which $1.8 million related to employee stock options, $4.2 million related to restricted stock awards and units and $0.4 million related to employee stock purchases.
The decrease in stock-based compensation for the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, resulted from headcount reductions, including an executive officer, that were part of our restructuring activities that have occurred over the past several quarters. Additionally, there was a downward adjustment of expense related to certain performance-based restricted stock units for certain executives.
Other Income and Expense, Net
Other income and expense, net for the three months ended June 30, 2015 was $0.8 million, as compared to $0.4 million for the three months ended June 30, 2014. Other income and expense, net for the six months ended June 30, 2015 was $1.4 million, as compared to $0.8 million for the six months ended June 30, 2014. These increases resulted from higher interest income due to higher interest rates achieved from extending the average maturity of our portfolio and from interest rates rising in general during 2015.
Provision for (benefit from) Income Taxes

The provision for income taxes for the three months and six months ended June 30, 2015 was $11.8 million and $29.1 million, respectively. The provision for income taxes for the three months and six months ended June 30, 2015 was primarily related to tax liability generated from U.S. and foreign operations, and foreign withholding taxes. The benefit from income taxes for the three months ended June 30, 2014 was $1.1 million and the provision for income taxes for the six months ended June 30, 2014 was $21.6 million. The benefit from income taxes for the three months ended June 30, 2014 was primarily due to a decrease in the forecasted effective tax rate applied to actual year-to-date income that remained relatively constant as compared to the first quarter of 2014. The provision for income taxes for the six months ended June 30, 2014 was primarily related to foreign withholding taxes and foreign tax liability generated from foreign operations. Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the provision for income taxes for the six months ended June 30, 2015 as compared to the same period in the prior year is largely attributable to an increase in profit incurred for the current period.
We released a majority of our valuation allowance against U.S. federal deferred tax assets during the third quarter of 2014. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the third quarter of 2014, we determined that it was more likely than not we would realize the majority of our U.S. federal deferred tax assets. As such, we determined that no valuation allowance is required on the majority of our federal deferred tax assets. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is still recorded. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the statement of operations in the period the valuation allowance is provided. We may release valuation allowance and recognize deferred tax assets on one of our foreign subsidiaries during the second half of 2015. Achievement of forecasted profitability by this subsidiary is one of many positive factors that we continue to monitor that could lead us to reverse the valuation allowance.

Discontinued Operations
The activity related to discontinued operations was substantially completed prior to 2015. The gain from discontinued operations for the three months ended June 30, 2014 was $1.3 million. The loss from discontinued operations for the six months ended June 30, 2014 was $11.2 million. These activities related to our cessation of all mems|cam manufacturing operations. This was the last manufacturing operation in the DigitalOptics business. This action included a reduction of over 300 employees and the closure of facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan. For further information about discontinued operations, see Note 5 - "Discontinued Operations" and Note 14 - "Restructuring, Impairment of long-lived assets and other charges" in the Notes to Condensed Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$21,412	$50,908
Short-term investments	410,481	383,513
Total cash, cash equivalents and short-term investments	$431,893	$434,421
Percentage of total assets	76%	75%

	Six Months Ended
	June 30, 2015	June 30, 2014
Net cash from operating activities	$69,855	$43,226
Net cash from investing activities	$(30,590)	$(18,024)
Net cash from financing activities	$(68,761)	$(67,286)
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $431.9 million at June 30, 2015, a decrease of $2.5 million from $434.4 million at December 31, 2014. This decrease resulted primarily from $57.3 million and $21.0 million in cash used in repurchasing stock and paying dividends, respectively. This was partially offset by net income of $61.7 million. Cash and cash equivalents were $21.4 million at June 30, 2015, a decrease of $29.5 million from $50.9 million at December 31, 2014.
Cash flows provided by operations were $69.9million for the six months ended June 30, 2015, primarily due to our net income of $61.7 million being adjusted for non-cash items of amortization of intangible assets of $9.4 million, stock-based compensation expense of $5.6 million and $7.2 million in deferred taxes. These were partially offset by $14.1 million in changes in operating assets and liabilities.
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
Net cash used in investing activities was $30.6 million for the six months ended June 30, 2015, primarily related to the purchases of available-for-sale securities of $243.6 million and the purchase of $3.0 million in intangible assets, offset by maturities and sales of short-term investments of $216.5 million. Net cash used in investing activities was $18.0 million for the six months ended June 30, 2014, primarily related to the purchases of available-for-sale securities of $134.1 million and the purchase of $5.1 million in intangible assets, offset by maturities and sales of short-term investments of $122.3 million.
Net cash used in financing activities was $68.8 million for the six months ended June 30, 2015 due to dividend payments of $21.0 million and stock repurchases of $57.3 million, partially offset by $8.9 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans. Net cash used in financing activities was $67.3 million for the six months ended June 30, 2014 due to dividend payments of $37.8 million and stock repurchases of $45.3 million, offset by $15.8 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the six months ended June 30, 2015 and 2014, no impairment charges with respect to our investments were recorded.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. Currently, the amount authorized in this plan to be used for repurchases is $250.0 million. No expiration has been specified for this plan. As of June 30, 2015, we have repurchased approximately 6.3 million shares of common stock since the inception of the plan, at an average price of $25.34 per share for a total cost of $158.9 million. As of June 30, 2015, the total amount available for repurchase under the plan was $91.1 million. We plan to continue to execute authorized repurchases from time to time under the plan.

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
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$11,923	$2,285	$4,540	$4,194	$904
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

As of June 30, 2015, the Company had accrued $1.3M of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.4M of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 12 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the six months ended June 30, 2015, there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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
Tessera, Inc. v. UTAC (Taiwan) Corporation, Civil Action No. 5:10-04435-EJD (N.D. Cal.)
On September 30, 2010, Tessera, Inc. filed a complaint against UTAC (Taiwan) Corporation (“UTAC Taiwan”) in the U.S. District Court for the Northern District of California. Tessera, Inc.’s complaint alleges causes of action for breach of contract, declaratory relief, and breach of the implied covenant of good faith and fair dealing. The complaint seeks, among other things, a judicial determination and declaration that UTAC Taiwan remains contractually obligated to pay royalties to Tessera, Inc., an accounting and restitution in an amount to be determined at trial, and an award of damages in an amount to be determined at trial, plus interest on damages, costs, disbursements, attorneys’ fees, and such other and further relief as the Court may deem just and proper. On April 19, 2012, Tessera, Inc. filed an amended complaint against UTAC Taiwan seeking the same relief as the original complaint. On May 22, 2012 UTAC Taiwan filed its answer and counterclaim to Tessera, Inc.’s amended complaint. Tessera, Inc. filed its reply to UTAC’s counterclaim, asserting affirmative defenses, on June 21, 2012.
In July 2013, both Tessera, Inc. and UTAC Taiwan filed cross motions for partial summary judgment concerning an issue of contract interpretation. On April 1, 2014 the Court issued an order granting UTAC Taiwan’s motion and denying Tessera, Inc.’s motion, and the case has proceeded under the contract interpretation ordered by the Court. On December 1, 2014, UTAC Taiwan filed another motion for partial summary judgment on a contract interpretation issue, concerning the geographic scope of UTAC Taiwan's royalty obligation under the parties' license agreement. The motion has been fully briefed and is currently under submission. Claim construction issues were heard on February 19, 2015, and are also under submission. Fact and expert discovery are now concluded.
Under the current case schedule, the parties may file motions for summary judgment in August 2015, and a summary judgment hearing is scheduled for September 24, 2015. A jury trial is scheduled to begin on February 23, 2016.

Tessera, Inc. v. Toshiba Corporation, Civil Action No. 5:15-cv-02543-BLF (N.D. Cal.)
On May 12, 2015, Tessera, Inc. filed a complaint against Toshiba Corporation (“Toshiba”) in California Superior Court, in Santa Clara County. Tessera, Inc.’s complaint alleges causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The complaint seeks, among other things, a judicial determination and declaration that Toshiba must pay royalties on certain types of face up ball grid array packages, must cooperate in good faith with audits conducted pursuant to the parties’ license agreement, and must allow the auditor to examine and audit all records of Toshiba, including records of all of its divisions, subsidiaries, and affiliates, that may contain information bearing upon the amounts payable under the license agreement. The complaint also seeks an award of damages in an amount to be determined at trial, interest on damages, attorneys’ fees, costs, and such other and further relief as the court may deem proper.

On June 8, 2015, Toshiba removed the action to the U. S. District Court for the Northern District of California.
On June 18, 2015, Toshiba filed its answer, affirmative defenses, and counterclaims to Tessera, Inc.’s complaint. Toshiba alleges counterclaims for declaratory judgment and breach of the implied warranty of good faith and fair dealing. The counterclaims seek, among other things, judicial determinations and declarations regarding the definition of “TCC” as used in the parties’ license agreement and whether any Toshiba products are currently royalty-bearing, the conditions precedent to the accrual of royalties under the license agreement, the manner and scope of Tessera Inc.’s audit rights under the license agreement, termination of the license agreement, and Tessera Inc.’s alleged failure to identify specific patents that serve as the basis for its claim that it is entitled to royalties under the license agreement. The counterclaims also seek an accounting of the amount of alleged overpayment by Toshiba under the license agreement, restitution, damages in an amount to be determined at trial, costs, expenses, attorneys’ fees, and such other and further relief as the court may deem just and proper.
On July 10, 2015, Tessera, Inc. filed its answer and affirmative defenses to Toshiba’s counterclaims. An initial case management conference is scheduled for October 15, 2015.
Reexamination Proceedings
U.S. Patent No. 6,465,893
On February 15, 2007, Siliconware Precision Industries Co. Ltd and Siliconware USA Inc. (collectively “SPIL”) filed with the U.S. Patent and Trademark Office (“PTO”) a request for inter partes reexamination relating to U.S Patent No. 6,465,893. On May 4, 2007, the PTO granted the request. On February 15, 2008, the PTO issued an official action, denominated as an action closing prosecution, rejecting a number of patent claims of U.S. Patent No. 6,465,893. Following additional proceedings, a Right of Appeal Notice was issued on February 18, 2011.
Tessera, Inc. filed a Notice of Appeal on March 3, 2011, and SPIL filed a Notice of Cross Appeal on March 7, 2011. On December 21, 2012, the Patent Trial and Appeal Board issued a Decision on Appeal, affirming the Examiner’s previous holding of unpatentability as to some claims, reversing the Examiner’s favorable decision of patentability as to other claims by rejecting those claims on new grounds of rejection, and affirming the Examiner’s favorable decision of patentability as to still other claims. On May 9, 2013, SPIL withdrew from the inter partes reexamination of U.S. Patent No. 6,465,893.
On June 25, 2013, the Patent Trial and Appeal Board issued an Order remanding the proceeding to the Examiner for consideration of certain new evidence submitted by Tessera, Inc. On July 17, 2013, the Examiner issued a determination in which the Examiner recommended that the Patent Trial and Appeal Board maintain certain grounds of rejection in the board’s December 21, 2012 Decision on Appeal as to certain claims, and recommended that the board withdraw other grounds of rejection as to certain claims.
On November 14, 2014, the Patent Trial and Appeal Board issued a decision affirming the Examiner's July 17, 2013 determinations, therefore maintaining rejections of certain of the claims subject to reexamination. On January 9, 2015, Tessera, Inc. filed an appeal of the Patent Trial and Appeal Board’s November 14 decision with the U.S. Court of Appeals for the Federal Circuit. On April 5, 2015, Tessera, Inc. voluntarily moved to dismiss the appeal. On April 7, 2015, the court of appeals granted the motion and issued a mandate to the PTO confirming dismissal of the appeal.
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
On September 17, 2014, STM, the sole remaining opponent, withdrew its opposition. On April 7, 2015 the Opposition Division indicated that it will continue the proceedings on its own motion without any opponent. Along with the summons, the

Opposition Division issued a preliminary communication indicating that it is disposed to revoke the EP672 Patent. Oral proceedings in the opposition are set for December 3, 2015.
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
We earn a significant amount of our revenues from a limited number of customers. For the three and six months ended June 30, 2015, there were five and three customers, respectively, that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
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
We derive a significant portion of our revenues from licenses and royalties including structured settlement payments. The success of our licensing business depends on our ability to continue to develop and acquire high quality patent portfolios. We devote significant resources to developing new technologies and to sourcing and acquiring patent portfolios to address the evolving needs of the semiconductor and the consumer and communication electronics industries and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patent portfolios is intense and there is no assurance that we can continue to acquire such patent portfolios on favorable terms. We may not be able to develop and market new or improved technologies in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2034. We need to develop or acquire successful innovations and obtain revenue-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.
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
We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including advanced semiconductor packaging. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated. For example, in January 2014 we announced that we were ceasing all manufacturing efforts for our MEMS-based autofocus technologies. In conjunction with this decision, we undertook a workforce reduction of over 300 employees and we have closed or transferred to third parties our facilities in Arcadia, California, Rochester, New York, Japan and Hsinchu, Taiwan. We incurred impairment and other charges in the fourth quarter of 2013 and the first half of 2014 related to restructuring, impairment and other charges.
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

From time to time we identify products that we believe infringe our patents. We seek to license the companies that design, make, use, import, or sell those products but sometimes those companies are unwilling to enter into a license agreement and then we may elect to enforce our patent rights against those products. Litigation stemming from these or other disputes could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and may significantly reduce our profits.
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
During the third quarter of 2014, we released the valuation allowance recorded against the majority of our U.S. deferred tax assets. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the third quarter of 2014, we determined that it was more likely than not we would realize our U.S. federal deferred tax assets. As such, we determined that no valuation allowance is required on the majority of our U.S. federal deferred tax assets. In addition, we may release valuation allowance and recognize deferred tax assets on one of our foreign subsidiaries depending on achievement of its forecasted profitability. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is still recorded. There can be no assurance that the Company will generate profits in future periods enabling it to fully realize its deferred tax. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Both the establishment of a valuation and the reversal of a previously recorded valuation allowance may have a material impact on our quarterly financial results, which may lead to fluctuation in the value of our stock.
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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. Currently, the amount authorized in this plan to be used for repurchases is $250.0 million. As of June 30, 2015, the total amount available for repurchase under the plan was $91.1 million. The amount of repurchases under our stock repurchase program will vary. During 2013, we repurchased approximately 1,500,000 shares for an aggregate amount of $28.8 million. In 2014, we repurchased approximately 2,800,000 shares for an aggregate amount of $65.6 million. In the first six months of 2015, we repurchased 1,367,000 shares for an aggregate amount of $53.9 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, the Company may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At June 30, 2015, we held approximately $21.4 million in cash and cash equivalents and $410.5 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause an increase in prevailing interest rates and adversely affect our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
We operate in a highly cyclical semiconductor industry, which is subject to significant downturns.
The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline dramatically from one period to the next. Our business depends heavily upon the volume of production by our licensees, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Similarly, our product revenues rely at least in part upon the demand of the semiconductor equipment market. Semiconductor manufacturers and package assembly companies generally sharply curtail their spending during industry downturns, and historically have lowered their spending more than the decline in their revenues. As a result, our financial results have been, and will continue to be, significantly impacted by the cyclicality of the semiconductor industry. If we are unable to control our expenses adequately in response to lower revenues from our licensees and service customers in such downturns, our results of operations and cash flows will be materially and adversely impacted.

Changes in financial accounting or existing taxation standards, rules, practices or interpretation may cause adverse unexpected revenue and expense fluctuations which may impact our reported results of operations.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way in which we conduct business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 2 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
The international nature of our business exposes us to financial and regulatory risks that may have a negative impact on our consolidated financial position, results of operations and cash flows, and we may have difficulty protecting our intellectual property in some foreign countries.
We derive a significant portion of our revenues from licensees headquartered outside of the U.S. We also have operations outside of the U.S., including our research and development facilities in Ireland, Romania and the United Kingdom, to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

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

(c) Stock Repurchases

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Share in thousands)
2015
April	—	$—	—
May	248	38.83	248
June	397	38.66	397
Total	645	$38.73	645	$91.1 million

(a) Calculated as of June 30, 2015. In August 2007, the Company’s Board of Directors authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2015, the amount authorized under this plan to be used for repurchases is $250.0 million. No expiration date has been specified for this plan. All repurchases in the three months ended June 30, 2015 were made under this plan.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1
Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2
Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013, April 29, 2013, May 22, 2013 and April 30, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, and incorporated herein by reference)

10.1	Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on March 18, 2015, and incorporated herein by reference)

10.2	Form of Stock Option Agreement for the Sixth Amended and Restated 2003 Equity Incentive Plan

10.3	Form of Restricted Stock Agreement for the Sixth Amended and Restated 2003 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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
Dated: August 5, 2015

TESSERA TECHNOLOGIES, INC.

By:	/s/ Thomas Lacey
Thomas Lacey Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1
Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2
Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013, April 29, 2013, May 22, 2013 and April 30, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, and incorporated herein by reference)

10.1	Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on March 18, 2015, and incorporated herein by reference)

10.2	Form of Stock Option Agreement for the Sixth Amended and Restated 2003 Equity Incentive Plan

10.3	Form of Restricted Stock Agreement for the Sixth Amended and Restated 2003 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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