Form 10-Q
period 2015-09-30
TESSERA TECHNOLOGIES INC
filed 2015-11-03
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of October 19, 2015 was 51,034,913.

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$32,028	$50,908
Short-term investments	355,157	383,513
Accounts receivable, net	795	4,478
Current deferred tax assets	16,425	19,334
Other current assets	26,899	17,277
Total current assets	431,304	475,510
Intangible assets, net	96,502	72,925
Long-term deferred tax assets	5,514	21,759
Other assets	17,603	6,929
Total assets	$550,923	$577,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$892	$3,509
Accrued legal fees	3,638	4,143
Accrued liabilities	9,780	16,157
Deferred revenue	7,757	10,217
Total current liabilities	22,067	34,026
Long-term deferred tax and other liabilities	2,632	1,738
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 58,603 and 57,800 shares issued, respectively, and 50,997 and 52,840 shares outstanding, respectively	58	58
Additional paid-in capital	596,132	576,341
Treasury stock at cost; 7,606 and 4,960 shares of common stock at each period end, respectively	(203,715)	(106,231)
Accumulated other comprehensive loss	(512)	(333)
Retained earnings	134,261	71,524
Total stockholders’ equity	526,224	541,359
Total liabilities and stockholders’ equity	$550,923	$577,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Royalty and license fees	$67,426	$93,334	$211,464	$218,883
Total revenues	67,426	93,334	211,464	218,883
Operating expenses:
Cost of revenues	62	125	370	228
Research, development and other related costs	8,551	8,914	23,781	25,404
Selling, general and administrative	10,912	11,820	33,032	36,171
Amortization expense	5,186	4,599	14,573	13,772
Litigation expense	2,938	5,821	10,961	22,986
Restructuring, impairment of long-lived assets and other charges	—	66	—	1,593
Total operating expenses	27,649	31,345	82,717	100,154
Operating income	39,777	61,989	128,747	118,729
Other income and expense, net	755	338	2,173	1,101
Income before taxes from continuing operations	40,532	62,327	130,920	119,830
Provision for (benefit from) income taxes	7,596	(40,357)	36,647	(18,795)
Income from continuing operations	32,936	102,684	94,273	138,625
Income (loss) from discontinued operations, net of tax	(437)	6,012	(68)	(5,260)
Net income	$32,499	$108,696	$94,205	$133,365
Income (loss) per share:
Income from continuing operations:
Basic	$0.64	$1.96	$1.81	$2.62
Diluted	$0.63	$1.93	$1.78	$2.59
Income (loss) from discontinued operations:
Basic	$(0.01)	$0.11	$—	$(0.10)
Diluted	$(0.01)	$0.11	$—	$(0.10)
Net income:
Basic	$0.63	$2.07	$1.81	$2.52
Diluted	$0.62	$2.04	$1.78	$2.49
Cash dividends declared per share	$0.20	$0.10	$0.60	$0.82
Weighted average number of shares used in per share calculations-basic	51,825	52,500	52,167	52,842
Weighted average number of shares used in per share calculations-diluted	52,514	53,286	52,992	53,519
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$32,499	$108,696	$94,205	$133,365
Other comprehensive income (loss):
Net unrealized loss on available-for- sale securities, net of tax	(5)	(237)	(179)	(278)
Other comprehensive loss	(5)	(237)	(179)	(278)
Comprehensive income	$32,494	$108,459	$94,026	$133,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$94,205	$133,365
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment	1,199	1,432
Amortization of intangible assets	14,573	13,772
Stock-based compensation expense	8,457	9,824
Non-cash restructuring, impairment of long-lived assets and other charges	—	485
Deferred income tax and other, net	10,329	(55,243)
Excess tax benefit from stock based compensation	(1,266)	—
Patents received through settlement agreements	—	(1,591)
Changes in operating assets and liabilities:
Accounts receivable, net	3,683	(442)
Other assets	(9,410)	5,178
Accounts payable	(2,883)	(806)
Accrued legal fees	(802)	(3,872)
Accrued and other liabilities	(2,640)	(2,147)
Deferred revenue	(2,460)	8,257
Net cash from operating activities	112,985	108,212
Cash flows from investing activities:
Purchases of property and equipment	(912)	(1,275)
Proceeds from sale of property and equipment and other assets	—	7,470
Purchases of short-term available-for-sale investments	(261,195)	(215,584)
Proceeds from maturities and sales of short-term available-for-sale investments	289,372	149,801
Acquisition of business, net of cash acquired	(38,561)	—
Purchases of intangible assets	(2,950)	(5,634)
Net cash from investing activities	(14,246)	(65,222)
Cash flows from financing activities:
Dividend paid	(31,468)	(49,992)
Excess tax benefit from stock-based compensation	1,266	—
Proceeds from exercise of stock options	8,402	21,947
Proceeds from employee stock purchase program	1,665	1,700
Repurchase of common stock	(97,484)	(43,029)
Net cash from financing activities	(117,619)	(69,374)
Net decrease in cash and cash equivalents	(18,880)	(26,384)
Cash and cash equivalents at beginning of period	50,908	73,722
Cash and cash equivalents at end of period	$32,028	$47,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION
Tessera Technologies, Inc. and its subsidiaries (the “Company”) license their technologies and intellectual property to customers for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3DIC”) technologies, among others. The Company's technologies include semiconductor packaging and interconnect solutions, including xFD®, BVA®, ZiBond®, and DBI®, and products and solutions for mobile and computational imaging, including our FaceTools®, FacePower®, FotoSavvy®, DigitalApertureTM, IrisCam™, LifeFocus™, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, and image stabilization intellectual property.
The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2015 and 2014, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2014 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 25, 2015 (the “Form 10-K”).
The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2015 or any future period and the Company makes no representations related thereto.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2015, as compared to the significant accounting policies described in the Form 10-K.

Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The standard will be effective for the Company on January 1, 2016. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU

2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2018 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. At this time, some of the current guidance impacting the intellectual property licensing industry is still under review by the FASB based on exposure drafts. Therefore, the Company is still considering how the guidance might affect its financial reporting once finalized.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The standard will be effective for the Company on January 1, 2016. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.
NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid income taxes	$21,972	$12,841
Interest receivable	2,459	2,138
Other	2,468	2,298
	$26,899	$17,277

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Employee compensation and benefits	$5,610	$10,734
Other	4,170	5,423
	$9,780	$16,157

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Unrealized gains (loss) on available-for-sale securities, net of tax	$(512)	$(333)
	$(512)	$(333)
NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$271,523	$74	$(686)	$270,911
Municipal bonds and notes	58,690	81	(4)	58,767
Commercial paper	5,388	4	—	5,392
Treasury and agency notes and bills	20,069	19	—	20,088
Money market funds	4,816	—	—	4,816
Total available-for-sale securities	$360,486	$178	$(690)	$359,974
Reported in:
Cash and cash equivalents				$4,817
Short-term investments				355,157
Total marketable securities				$359,974

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$282,279	$13	$(538)	$281,754
Municipal bonds and notes	37,201	15	(1)	37,215
Treasury and agency notes and bills	41,271	10	(13)	41,268
Commercial paper	33,774	2	(1)	33,775
Money market funds	20,883	—	—	20,883
Total available-for-sale securities	$415,408	$40	$(553)	$414,895
Reported in:
Cash and cash equivalents				$31,382
Short-term investments				383,513
Total marketable securities				$414,895
At September 30, 2015 and December 31, 2014, the Company had $387.2 million and $434.4 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $27.2 million and $19.5 million at September 30, 2015 and December 31, 2014, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three and nine months ended September 30, 2015 and 2014.
Unrealized losses (net of unrealized gains) of $0.3 million, net of tax, as of September 30, 2015, were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of September 30, 2015 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and nine months ended September 30, 2015 and 2014, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at September 30, 2015 and December 31, 2014, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

September 30, 2015	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$129,118	$(643)	$62,300	$(43)	$191,418	$(686)
Municipal bonds and notes	8,200	(4)	—	—	8,200	(4)
Total	$137,318	$(647)	$62,300	$(43)	$199,618	$(690)

December 31, 2014	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$240,165	$(535)	$5,453	$(3)	$245,618	$(538)
Municipal bonds and notes	1,061	(1)	—	—	1,061	(1)
Commercial paper	9,482	(1)	—	—	9,482	(1)
Treasury and agency notes and bills	16,245	(13)	—	—	16,245	(13)
Total	$266,953	$(550)	$5,453	$(3)	$272,406	$(553)

The estimated fair value of marketable securities by contractual maturity at September 30, 2015 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$148,764
Due in one to two years	111,988
Due in two to three years	99,222
Total	$359,974
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

For more information regarding these actions, see Note 15 – "Restructuring, Impairment of Long-Lived Assets and Other Charges."
The Company has reported the results of operations and financial position of this business in discontinued operations within the Condensed Consolidated Statements of Operations for all periods presented. Assets and liabilities of discontinued operations are not material as of December 31, 2014 and are, therefore, included in other line items on the Condensed Consolidated Balance Sheets. All assets and liabilities were written off or disposed of as of September 30, 2015. See below for more information regarding balance sheet classification.
The results from discontinued operations were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Revenues:
Product and service revenues	$—	$—		$—	$32
Total revenues	—	—		—	32
Operating expenses:
Cost of revenues	—	—		—	21
Research, development and other related costs	—	253		—	5,807
Selling, general and administrative	—	263		389	2,640
Restructuring, impairment of long-lived assets and other charges	—	1,231	(1)	(371)	5,768	(1)
Total operating expenses	—	1,747		18	14,236
Operating loss before taxes	—	(1,747)		(18)	(14,204)
Other income and expense, net	—	198		—	685
Provision for (benefit from) income taxes	437	(7,561)		50	(8,259)
Net income (loss) from discontinued operations	$(437)	$6,012		$(68)	$(5,260)

(1) As noted above, in January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these actions, the Company incurred severance and accelerated lease obligations and other charges. See Note 15 for additional information.

The current assets and current liabilities of discontinued operations were as follows (in thousands):

	September 30, 2015		December 31, 2014
Accounts receivable and other assets, net	$—	(1)	$390	(2)
Total current assets of discontinued operations	$—		$390
Accrued liabilities	—	(1)	2,873	(3)
Total current liabilities of discontinued operations	$—		$2,873

(1) As of September 30, 2015, the activities related to the discontinued operations described above have been substantially completed. Consequently, all balance sheet items have been written off, disposed of or settled.
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

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2014 and September 30, 2015.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of September 30, 2015 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$4,816	$4,816	$—	$—
Corporate bonds and notes (2)	270,911	—	270,911	—
Municipal bonds and notes (2)	58,767	—	58,767	—
Treasury and agency notes and bills (2)	20,087	—	20,087	—
Commercial paper (3)	5,393	—	5,393	—
Total Assets	$359,974	$4,816	$355,158	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at September 30, 2015:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
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
Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Patent Assets
Balance at December 31, 2014	$4,280	(1)
Asset additions	—
Assets sold	—
Assets received	—
Balance at September 30, 2015	$4,280

(1) This amount represents the value of the patents that were received in 2014 as part of settlement agreements reached with parties to resolve prior disputes. These assets were valued using a methodology based on an arms-length purchase price of bulk patent assets, with adjustments based on limited pick rights, the total available market, and remaining average patent life. The value above is gross and the accumulated amortization to date is $0.9 million.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The changes to the carrying value of goodwill from January 1, 2015 through September 30, 2015 are reflected below (in thousands):

December 31, 2014	$2,099
Goodwill acquired through the acquisition of Ziptronix, Inc. (1)	7,793

September 30, 2015	$9,892	(2)

(1) For more information regarding this transaction, see Note 8 - "Business Combinations."
(2) This amount is included in "Other assets" on the condensed consolidated balance sheet.
Identified intangible assets consisted of the following (in thousands):

		September 30, 2015			December 31, 2014
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$135,707	$(74,839)	$60,868	$132,157	$(62,053)	$70,104
Existing technology	5-10	50,620	(18,876)	31,744	18,700	(17,932)	768
Customer contracts	2-9	10,200	(7,382)	2,818	8,600	(6,569)	2,031
Trade name	4-10	1,600	(528)	1,072	520	(498)	22
		$198,127	$(101,625)	$96,502	$159,977	$(87,052)	$72,925
Amortization expense for the three months ended September 30, 2015 and 2014 amounted to $5.2 million and $4.6 million, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 amounted to $14.6 million and $13.8 million, respectively.
As of September 30, 2015, the estimated future amortization expense of intangible assets is as follows (in thousands):

2015 (remaining 3 months)	$6,049
2016	23,556
2017	21,015
2018	18,699
2019	10,266
Thereafter	16,917
$96,502

NOTE 8 – BUSINESS COMBINATIONS

Ziptronix
On August 27, 2015, the Company completed its acquisition of Ziptronix, Inc. (“Ziptronix”) for approximately $39 million in cash, net of $1.5 million in working capital (which includes $1.9 million in cash) acquired. Approximately $0.7 million of the consideration was withheld until certain employees complete the term of their employment obligations. The acquisition expands on the Company's existing advanced packaging capabilities by adding a low-temperature wafer bonding technology platform that will accelerate delivery of 2.5D and 3DIC solutions to semiconductor industry customers.
Ziptronix’s patented ZiBond® direct bonding and DBI® hybrid bonding technologies deliver scalable, low total cost-of-ownership manufacturing solutions for 3D stacking. Ziptronix’s intellectual property has been licensed to Sony Corporation for volume production of CMOS image sensors. Ziptronix’s technology is also relevant to next-generation stacked memory, 2.5D FPGAs, RF Front-End and MEMS devices, among other semiconductor applications. The significant future market opportunity for the Company to own Ziptronix contributed to a purchase price in excess of the fair value of the underlying net assets and identified intangible assets acquired from Ziptronix and, as a result, the Company has recorded goodwill in connection with this transaction. The business combination transaction was accounted for using the acquisition method of accounting.
Preliminary purchase price allocation
In accordance with the accounting guidance on business combinations, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The preliminary allocation of the purchase price was based upon a preliminary valuation and thus the estimates and assumptions used are subject to change. Based upon the fair values acquired, the purchase price allocation is as follows (unaudited, in thousands):

	Amount		Estimated Useful Life (Years)
Net tangible assets and liabilities:
Unbilled contract asset	$3,380
Deferred tax assets and liabilities, net	(7,427)	(1)
Other accrued liabilities	(385)
	$(4,432)
Identified intangible assets:
Patents/core technology	$32,300		5-8
Trade name	1,300		8
Customer relationships	1,600		2
Goodwill	7,793	(2)	N/A
	$42,993

Total purchase price	$38,561

(1) The $7.4 million of deferred tax assets and liabilities, net is the anticipated tax effect from the amortization of identified intangible assets acquired, net of tax benefits from operating losses the Company expects to utilize.

(2) The Company does not anticipate that any of this goodwill will be deductible for tax purposes.
The amounts of revenue and earnings that would have been included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2015 of the combined entity had the acquisition date been January 1, 2014, are as follows (unaudited, in thousands):

	Revenue		Earnings
Supplemental pro forma for the three months ended September 30, 2014 (unaudited)	$93,860		$107,486	(1)
Supplemental pro forma for the three months ended September 30, 2015 (unaudited)	$67,454		$33,473	(2)
Supplemental pro forma for the nine months ended September 30, 2014 (unaudited)	$221,072		$130,225	(3)
Supplemental pro forma for the nine months ended September 30, 2015 (unaudited)	$242,779	(5)	$116,174	(4) (5)
(1) Includes $1.4 million in pre-tax amortization costs related to the intangible assets acquired.
(2) Includes $1.4 million in pre-tax amortization costs related to the intangible assets acquired and excludes $3.1 million in acquisition related costs, primarily financial advisor fees and contract settlement costs incurred by Ziptronix in connection with the acquisition.
(3) Includes$4.2 million in pre-tax amortization costs related to the intangible assets acquired.
(4) Includes $4.2 million in pre-tax amortization costs related to the intangible assets acquired and excludes $3.1 million in acquisition related costs, primarily financial advisor fees and contract settlement costs incurred by Ziptronix in connection with the acquisition.
(5) Almost all of the revenue and earnings related to Ziptronix in this period is the result of one-time license fee payments during the three months ended March 31, 2015 (unaudited).
NOTE 9 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and nine months ended September 30, 2015 and 2014.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Denominator:
Weighted average common shares outstanding	51,856	52,571	52,209	52,926
Less: Unvested common shares subject to repurchase	(31)	(71)	(42)	(84)
Total common shares-basic	51,825	52,500	52,167	52,842
Effect of dilutive securities:
Stock awards	285	325	364	319
Restricted stock awards and units	404	461	461	358
Total common shares-diluted	52,514	53,286	52,992	53,519

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
For the three and nine months ended September 30, 2015, in the calculation of net income per share, approximately 0.1 million shares, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
For the three and nine months ended September 30, 2014, in the calculation of net income per share, 1.0 million and 2.0 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
NOTE 10 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2015, the Company had repurchased a total of approximately 7,459,000 shares of common stock, since inception of the plan, at an average price of $26.66 per share for a total cost of $198.9 million. As of December 31, 2014, the Company had repurchased a total of approximately 4,901,000 shares of common stock, since inception of the plan, at an average price of $21.39 per share for a total cost of $104.9 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2015, the total amount available for repurchase was $51.1 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
As of September 30, 2015, there were approximately 4.1 million shares reserved for future grants under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2014	1,616	$19.34
Options granted	84	$36.60
Options exercised	(431)	$19.50
Options canceled / forfeited / expired	(73)	$18.55
Balance at September 30, 2015	1,196	$20.55

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of September 30, 2015 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2014	502	633	1,135	$20.30
Awards and units granted	417	90	507	$40.29
Awards and units vested / earned	(181)	(144)	(325)	$20.30
Awards and units canceled / forfeited	(31)	(60)	(91)	$19.79
Balance at September 30, 2015	707	519	1,226	$28.60

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
Employee Stock Purchase Plans
As of September 30, 2015, there were approximately 496,440 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “International ESPP”), collectively.
NOTE 11 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of revenues	$—	$—	$—	$18
Research, development and other related costs	1,109	609	2,805	2,276
Selling, general and administrative	1,776	2,784	5,652	7,530
Total stock-based compensation expense	2,885	3,393	$8,457	$9,824

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2015 and 2014 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Employee stock options	$635	$781	$2,142	$2,582
Restricted stock awards and units	2,125	2,522	5,885	6,783
Employee stock purchase plan	125	90	430	459
Total stock-based compensation expense	$2,885	$3,393	$8,457	$9,824
The following assumptions were used to value the options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Expected life (in years)	3.8	4.9	3.8	4.9
Risk-free interest rate	1.3%	1.8%	1.1-1.4%	1.6-1.8%
Dividend yield	2.1%	3.5%	2.1 -2.9%	3.4 -4.1%
Expected volatility	34.0%	37.3%	34.0 - 35.6%	37.3 - 41.4%

ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	August 2015	August 2014	February 2015	February 2014
Expected life (years)	2.0	2.0	2.0	2.0
Risk-free interest rate	0.7%	0.5%	0.4%	0.3%
Dividend yield	2.1%	3.5%	3.4%	3.4%
Expected volatility	29.7%	27.6%	30.0%	31.0%

NOTE 12 – INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2015 was $7.6 million and $36.6 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2015 was primarily related to tax liability generated from U.S. and foreign operations, and foreign withholding taxes, offset by the benefit from the release of valuation allowance primarily related to Ireland deferred tax assets and the reversal of unrecognized tax benefits due to lapses in the statute of limitations. The Ireland valuation allowance was reversed as a result of the Ireland subsidiary achieving three years of cumulative profit and forecasting profits in future periods. The benefit from income taxes for the three and nine months ended September 30, 2014 was $40.4 million and $18.8 million, respectively. The benefit from income taxes for the three and nine months ended September 30, 2014 was primarily due to a benefit from the release of valuation allowance on U.S. federal deferred taxes offset by foreign withholding tax and foreign income taxes. The benefit from release of valuation allowance for the three and nine months ended September 30, 2015 was approximately $6.3 million; the benefit from release of valuation allowance for the three and nine months ended September 30, 2014 was approximately $61.0 million. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the provision for income taxes for the nine months ended September 30, 2015 as compared to the same period in the prior year is largely attributable to the significantly greater release in valuation allowance last year as compared to the current year, and increased profits for the current period.
As of September 30, 2015, unrecognized tax benefits were approximately $2.3 million, of which $1.3 million would affect the effective tax rate if recognized. At December 31, 2014, unrecognized tax benefits were $2.7 million of which $1.1 million would affect the effective tax rate if recognized. Over the next 12 months, the Company expects no material lapses in the statute of limitations for unrecognized tax benefits.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2015, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of September 30, 2015 and December 31, 2014, the Company had accrued $0.3 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.
At September 30, 2015, the Company's 2010 through 2014 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company recently completed an Internal Revenue Service examination related to its 2008 and 2009 tax returns which resulted in minimal changes to the statement of operations. The audit was settled last year but the Company is currently disputing the interest calculation for the audit assessment amount. The Company is currently under an Internal Revenue Service examination for the 2010 - 2013 tax years. The Company also is currently under examination in California for the 2011 and 2012 tax years.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2015 and 2014 amounted to $0.6 million and $0.9 million, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 amounted to $1.6 million and $2.8 million, respectively.
As of September 30, 2015, future minimum lease payments are as follows (in thousands):

Lease Obligations
2015 (remaining 3 months)	$598
2016	2,313
2017	2,271
2018	2,307
2019	2,136
Thereafter	1,808
$11,433
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
On October 15, 2015, the Court held an initial case management conference and set a trial date of June 19, 2017.
Other Litigation Matters

In addition to the foregoing matter, the Company and its subsidiaries are involved in litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to protect trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. The Company expects it or its subsidiaries will be involved in similar legal proceedings in the future, including proceedings regarding infringement of its patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of its license agreements.
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
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Taiwan	$7,221	11%	$46,612	50%	$49,836	24%	$97,654	44%
U.S.	23,613	35	12,832	14	74,406	35	19,769	9
Korea	23,952	36	24,308	26	63,176	30	74,037	34
Japan	1,077	2	2,049	2	7,298	3	11,977	6
Other	11,563	16	7,533	8	16,748	8	15,446	7
	$67,426	100%	$93,334	100%	$211,464	100%	$218,883	100%
For the three months ended September 30, 2015 and 2014, there were five and four customers, respectively, that each accounted for 10% or more of total revenues. For the nine months ended September 30, 2015 and 2014, there were five and two customers, respectively, that each accounted for 10% or more of total revenues.
NOTE 15 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

In January 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these efforts, the Company had a workforce reduction of over 300 employees and closed facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan. These actions triggered a $32.8 million impairment of manufacturing equipment, a $4.8 million impairment of intangible assets, purchase obligations of $9.8 million for inventory and equipment, and impairments of IT related assets of $2.1 million in the fourth quarter of 2013. Additionally, in the first three months of 2014, the Company incurred additional restructuring and other charges of $1.0 million of employee severance. As of December 31, 2014 these actions were substantially complete so the expenses in the three and nine months ended September 30, 2015 were immaterial. In this document, the operations and financial results of the mems|cam operations are considered discontinued operations. For more information regarding these actions, see Note 5 - "Discontinued Operations."

NOTE 16 - SUBSEQUENT EVENTS

Dividend Payment

On October 28, 2015, the Board declared a cash dividend of $0.20 per share of common stock, payable on December 15, 2015 for the stockholders of record at the close of business on November 24, 2015.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2014 found in the Form 10-K.

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

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

Tessera, the Tessera logo, µBGA, µPILR, DOC, the DOC logo, FotoNation, the FotoNation logo, Ziptronix, the Ziptronix logo, DigitalAperture, FaceTools, FacePower, FotoSavvy, Invensas, the Invensas logo, xFD, FD, DFD, TFD, QFD, BVA, ZiBond and DBI are trademarks or registered trademarks of the Company or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

In this Quarterly Report, the “Company,” “we,” “us” and “our” refer to Tessera Technologies, Inc., which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Quarterly Report are those of the Company and its subsidiaries on a consolidated basis.
Business Overview

Tessera Technologies, Inc., including its Invensas, FotoNation and Ziptronix subsidiaries, licenses its technologies and intellectual property to customers for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3DIC”) technologies, among others. Our technologies include semiconductor packaging and interconnect solutions, including xFD®, BVA®, ZiBond®, and DBI®, and products and solutions for mobile and computational imaging, including our FaceTools®, FacePower®, FotoSavvy®, DigitalApertureTM, IrisCam™, LifeFocus™, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, and image stabilization intellectual property.

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

Results of Operations
Revenues
Our revenues are generated primarily from royalty and license fees. Royalty and license fees are generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we generally recognize royalty revenues on a one quarter lag. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenues depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of the element and the nature of our deliverables and obligations. In addition, our royalty revenues will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by licensees; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; (e) volume incentive pricing terms in licensing agreements that may result in variability of quarterly revenue recognition from customers and (f) the impact of economic downturns.

From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations.
We are currently, and have been in the past, engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights. We cannot predict the extent or timing of future proceedings that may result in fluctuations in our revenue and expenses. For example, in February 2014 we settled a dispute with Powertech Technology, Inc. ("PTI") related to a license agreement between PTI and Tessera, Inc. Pursuant to our settlement, PTI is obligated to pay Tessera, Inc. a total of $196 million. PTI made two episodic payments in 2014 for a total of $96 million in 2014 and will make quarterly recurring payments from 2015 through the end of 2018. Additionally, in January 2015, Tessera, Inc. entered into an agreement with Amkor Technology, Inc. ("Amkor") to settle all pending litigation and arbitration proceedings between Amkor and Tessera, Inc. Under the terms of the agreement, Amkor agreed to pay Tessera, Inc. a total of $155 million comprised of sixteen equal quarterly recurring payments which commenced in the first quarter of 2015 and will continue through the fourth quarter of 2018.
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Royalty and license fees	100%	100%	100%	100%
Total Revenues	100	100	100	100
Operating expenses:
Research, development and other related costs	13	10	11	12
Selling, general and administrative	16	13	16	17
Amortization expense	8	5	7	6
Litigation expense	4	6	5	11
Restructuring, impairment of long-lived assets and other charges	—	—	—	1
Total operating expenses	41	34	39	47
Operating income from continuing operations	59	66	61	53
Other income and expense, net	1	1	1	1
Income from continuing operations before taxes	60	67	62	54
Provision for (benefit from) income taxes	11	(43)	17	(9)
Income from continuing operations	49	110	45	63
Income (loss) from discontinued operations, net of tax	(1)	6	—	(2)
Net income	48%	116%	45%	61%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	September 30, 2015	September 30, 2014	Increase/ (Decrease)	% Change
Royalty and license fees	$67,426	$93,334	$(25,908)	(28)%

The $25.9 million or 28% decrease in revenues was due to a $45.0 million decrease in episodic revenue primarily related to a $46.0 million payment made by PTI in September 2014 in connection with Tessera, Inc's settlement with PTI as noted above. This decrease was partially offset by an increase in recurring revenue of $19.1 million. Recurring revenue was up primarily as a result of our settlement agreements with Amkor and PTI.

	Nine Months Ended
	September 30, 2015	September 30, 2014	Increase/ (Decrease)	% Change
Royalty and license fees	$211,464	$218,883	$(7,419)	(3)%

The $7.4 million or 3% decrease in revenues was due to a decrease in episodic revenue of $82.4 million which was partially offset by an increase in recurring revenue of $75.0 million in the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. Recurring revenue was up $75.0 million primarily as a result of our settlement agreements with Amkor and PTI and the license agreements entered into with Micron in July 2014. The episodic revenue decrease was primarily the result of aggregate episodic payments of $96.0 million made by PTI in the first and third quarter of

2014 in connection with Tessera, Inc.'s settlement with PTI, and an episodic payment made in connection with the execution of a license agreement in the first quarter of 2014, which was partially offset by a $27.0 million episodic payment made by ASE in the first quarter of 2015.
Cost of Revenues
Cost of revenues consists of direct compensation and related expenses to provide non-recurring engineering services ("NRE"). We anticipate these expenses will continue to be a low percentage of total revenue as our NRE services are not a significant portion of our revenues.
Cost of revenues for the three months ended September 30, 2015 and 2014 was $0.1 million. Cost of revenues for the nine months ended September 30, 2015 was $0.4 million, as compared to $0.2 million for the nine months ended September 30, 2014. The increase related to direct labor from non-recurring engineering services associated with a contract that was signed in the fourth quarter of 2014.
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
Research, development and other related costs for the three months ended September 30, 2015 were $8.6 million, as compared to $8.9 million for the three months ended September 30, 2014, a decrease of $0.3 million. The decrease was primarily related to a $1.0 million decrease in legal costs which resulted from focusing our patent maintenance efforts in critical markets and renegotiating fees with key vendors and a $0.3 million decrease in our operating equipment and supplies. These decreases were partially offset by a $0.8 million increase in stock-based compensation and other personnel-related expenses.
Research, development and other related costs for the nine months ended September 30, 2015 were $23.8 million, as compared to $25.4 million for the nine months ended September 30, 2014, a decrease of $1.6 million. The decrease was primarily related to a $2.1 million decrease in legal costs which resulted from focusing our patent maintenance efforts in critical markets and renegotiating fees with key vendors and a $0.6 million decrease in our operating equipment and supplies. These decreases were partially offset by a $1.2 million increase in stock-based compensation and other personnel-related expenses.
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
Selling, general and administrative expenses for the three months ended September 30, 2015 were $10.9 million, as compared to $11.8 million for the three months ended September 30, 2014, a decrease of $0.9 million. The decrease was primarily attributable to a decrease of $1.3 million in stock based compensation and other personnel related expenses due to our reduced headcount resulting from restructuring activities during 2014. These decreases were partially offset by a $0.6 million increase in operating equipment and supplies related to the purchases of market research reports.
Selling, general and administrative expenses for the nine months ended September 30, 2015 were $33.0 million, as compared to $36.2 million for the nine months ended September 30, 2014, a decrease of $3.2 million. The decrease was primarily attributable to a decrease of $2.9 million in salary and benefits due to our reduced headcount resulting from restructuring activities during 2014 and a $0.9 million decrease in legal costs related to the O-Film closure in 2014 and reduced patent evaluation expenses. These decreases were partially offset by a $1.3 million increase in operating equipment and supplies related to significant purchases of market research reports and a $0.2 million increase in stock based compensation.
Amortization Expense

Amortization expense for the three months ended September 30, 2015 was $5.2 million, as compared to $4.6 million for the three months ended September 30, 2014, an increase of $0.6 million. This increase was primarily attributable to intangible assets recorded in connection with the Ziptronix acquisition in August 2015 as well as $3.0 million in intangible assets acquired since September 30, 2014.
Amortization expense for the nine months ended September 30, 2015 was $14.6 million, as compared to $13.8 million for the nine months ended September 30, 2014, an increase of $0.8 million. This increase was primarily attributable to intangible assets recorded in connection with the Ziptronix acquisition in August 2015 as well as $3.0 million in intangible assets acquired since September 30, 2014.
We expect amortization expense to continue being a material portion of our operating expenses in future periods as we are actively pursuing additional acquisitions of intellectual property assets.
Litigation Expense
Litigation expense for the three months ended September 30, 2015 was $2.9 million, as compared to $5.8 million for the three months ended September 30, 2014, a decrease of $2.9 million. The decrease was primarily attributable to the decrease of our docket of legal proceedings, largely due to settlement activities in the past twelve months.
Litigation expense for the nine months ended September 30, 2015 was $11.0 million, as compared to $23.0 million for the nine months ended September 30, 2014, a decrease of $12.0 million. The decrease was primarily attributable to the decrease of our docket of legal proceedings, largely due to settlement activities in the past twelve months.
We expect that litigation expense may continue to be a material portion of our operating expenses in future periods, and may fluctuate between periods, because of ongoing litigation, as described in Part II, Item 1 – Legal Proceedings, and because of litigation initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become necessary to secure payment of reasonable royalties for the use of our patented technology. If we initiate such litigation, our future litigation expenses may increase.
Restructuring, Impairment of Long-Lived Assets and Other Charges
Substantially all restructuring, impairment of long-lived assets and other charges were concluded prior to 2015. The restructuring, impairment of long-lived assets and other charges for the three and nine months ended September 30, 2014 related to the restructuring of our DigitalOptics business.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of revenues	$—	$—	$—	$18
Research, development and other related costs	1,109	609	2,805	2,276
Selling, general and administrative	1,776	2,784	5,652	7,530
Total stock-based compensation expense	$2,885	$3,393	$8,457	$9,824
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the three months ended September 30, 2015, stock-based compensation expense was $2.9 million, of which $0.6 million related to employee stock options, $2.1 million related to restricted stock awards and units and $0.2 million related to employee stock purchases. For the three months ended September 30, 2014, stock-based compensation expense was $3.4 million, of which $0.8 million related to employee stock options, $2.5 million related to restricted stock awards and units and $0.1 million related to employee stock purchases.

For the nine months ended September 30, 2015, stock-based compensation expense was $8.5 million, of which $2.1 million related to employee stock options, $5.9 million related to restricted stock awards and units and $0.5 million related to employee stock purchases. For the nine months ended September 30, 2014, stock-based compensation expense was $9.8 million, of which $2.6 million related to employee stock options, $6.8 million related to restricted stock awards and units and $0.4 million related to employee stock purchases.
The decrease in stock-based compensation for the three and nine months ended September 30, 2015, when compared to the three and nine months ended September 30, 2014, resulted from headcount reductions that were part of our restructuring activities that occurred in the first half of 2014. Additionally, there was a downward adjustment of expense related to certain performance-based restricted stock units for certain executives.
Other Income and Expense, Net
Other income and expense, net for the three months ended September 30, 2015 was $0.8 million, as compared to $0.3 million for the three months ended September 30, 2014. Other income and expense, net for the nine months ended September 30, 2015 was $2.2 million, as compared to $1.1 million for the nine months ended September 30, 2014. These increases resulted from higher interest income due to higher interest rates achieved from extending the average maturity of our portfolio and from interest rates rising in general during 2015.
Provision for (benefit from) Income Taxes
The provision for income taxes for the three months and nine months ended September 30, 2015 was $7.6 million and $36.6 million, respectively. The provision for income taxes for the three months and nine months ended September 30, 2015 was primarily related to tax liability generated from U.S. and foreign operations, and foreign withholding taxes offset by the benefit from the release of valuation allowance primarily related to Ireland deferred tax assets, and the reversal of unrecognized tax benefits due to lapses in the statute of limitations. The Ireland valuation allowance was reversed as a result of the Ireland subsidiary achieving three years of cumulative profit and forecasting profits in future periods. The benefit from income taxes for the three months and nine months ended September 30, 2014 was $40.4 million and $18.8 million, respectively. The benefit from income taxes for the three and nine months ended September 30, 2014 was primarily due to a benefit from the release of valuation allowance on U.S. federal deferred taxes offset by foreign withholding tax and foreign income taxes. The benefit from release of valuation allowance for the three and nine months ended September 30, 2015 was approximately $6.3 million; the benefit from release of valuation allowance for the three and nine months ended September 30, 2014 was approximately $61.0 million. Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in the provision for income taxes for the nine months ended September 30, 2015 as compared to the same period in the prior year is largely attributable to the significantly greater release in valuation allowance last year as compared to the release in valuation allowance during the current year, and an increase in profits for the current period.
As discussed above, during the third quarter of 2015, we released the valuation allowance recorded against certain deferred tax assets, primarily consisting of Ireland deferred tax assets. We released a majority of our valuation allowance against U.S. federal deferred tax assets during the third quarter of 2014. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the third quarter of 2014, we determined that it was more likely than not we would realize the majority of our U.S. federal deferred tax assets. As such, we determined that no valuation allowance is required on the majority of our federal deferred tax assets. Likewise, during the third quarter of 2015, we determined that it was more likely than not we would realize certain other deferred tax assets.  In the future, we may release the valuation allowance and recognize deferred state tax or deferred tax assets of other foreign subsidiaries depending on achievement of forecasted profitability in relevant jurisdictions. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is still recorded. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the statement of operations in the period the valuation allowance is provided.

Discontinued Operations
The activity related to discontinued operations was substantially completed prior to 2015. The gain from discontinued operations for the three months ended September 30, 2014 was $6.0 million. The loss from discontinued operations for the nine months ended September 30, 2014 was $5.3 million. These activities related to our cessation of all mems|cam manufacturing operations. This was the last manufacturing operation in the DigitalOptics business. This action included a reduction of over 300 employees and the closure of facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan. For further information about discontinued operations, see Note 5 - "Discontinued Operations" and Note 15 - "Restructuring, Impairment of long-lived assets and other charges" in the Notes to Condensed Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$32,028	$50,908
Short-term investments	355,157	383,513
Total cash, cash equivalents and short-term investments	$387,185	$434,421
Percentage of total assets	70%	75%

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net cash from operating activities	$112,985	$108,212
Net cash from investing activities	$(14,246)	$(65,222)
Net cash from financing activities	$(117,619)	$(69,374)
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $387.2 million at September 30, 2015, a decrease of $47.2 million from $434.4 million at December 31, 2014. This decrease resulted primarily from $97.5 million used in repurchasing our common stock, $38.6 million used in the acquisition of Ziptronix, Inc. and $31.5 million used in paying dividends. This was partially offset by net income of $94.2 million. Cash and cash equivalents were $32.0 million at September 30, 2015, a decrease of $18.9 million from $50.9 million at December 31, 2014.
Cash flows provided by operations were $113.0 million for the nine months ended September 30, 2015, primarily due to our net income of $94.2 million being adjusted for non-cash items of amortization of intangible assets of $14.6 million, stock-based compensation expense of $8.5 million and $10.3 million in deferred taxes and other. These were partially offset by $14.5 million in changes in operating assets and liabilities.
Cash flows provided by operations were $108.2 million for the nine months ended September 30, 2014, primarily due to our net income of $133.4 million being adjusted for non-cash items of depreciation of $1.4 million, amortization of intangible assets of $13.8 million, stock-based compensation expense of $9.8 million and by $6.2 million in changes in operating assets and liabilities. These were partially offset by $55.2 million in reserves released in relation to deferred tax assets.
Net cash used in investing activities was $14.2 million for the nine months ended September 30, 2015, primarily related to the purchases of available-for-sale securities of $261.2 million, the acquisition of Ziptronix, Inc. for $38.6 million and the purchase of $3.0 million in intangible assets, offset by maturities and sales of short-term investments of $289.4 million. Net cash used in investing activities was $65.2 million for the nine months ended September 30, 2014, primarily related to the purchases of available-for-sale securities of $215.6 million and the purchase of $5.6 million in intangible assets, offset by maturities and sales of short-term investments of $149.8 million and $7.5 million in proceeds primarily from the sale of land and a building from our DigitalOptics business in Charlotte, North Carolina that was discontinued in 2013.
Net cash used in financing activities was $117.6 million for the nine months ended September 30, 2015 due to dividend payments of $31.5 million and stock repurchases of $97.5 million, partially offset by $10.1 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans. Net cash used in financing activities was $69.4 million for the nine months ended September 30, 2014 due to dividend payments of $50.0 million and stock repurchases of $43.0 million, offset by $23.6 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will be required to sell the security before its anticipated recovery, on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the nine months ended September 30, 2015 and 2014, no impairment charges with respect to our investments were recorded.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. As of September 30, 2015, we have repurchased approximately 7.5 million shares of common stock since the inception of the plan, at an average price of $26.66 per share for a total cost of $198.9 million. As of September 30, 2015, the total amount available for repurchase under the plan was $51.1 million. We plan to continue to execute authorized repurchases from time to time under the plan.

In February 2015, we updated our capital allocation strategy.  Given the change in business approach that moves us away from backward looking “episodic” payments, we discontinued the once-a-year payment of special dividends on episodic proceeds and instead doubled the current quarterly dividend to $0.20 per share effective in March 2015.  The Company also returns capital to shareholders through stock repurchases and plans to continue repurchasing stock in future periods.  We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

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
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$11,433	$2,333	$4,579	$4,068	$453
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

As of September 30, 2015, the Company had accrued $2.1 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.3 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 13 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2015, there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.
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
On December 1, 2014, UTAC Taiwan filed another motion for partial summary judgment on a contract interpretation issue, concerning the geographic scope of UTAC Taiwan's royalty obligation under the parties' license agreement. The Court denied UTAC Taiwan’s motion in its entirety on September 30, 2015.
Claim construction issues were heard on February 19, 2015, and are under submission.
Fact discovery closed on May 8, 2015 and expert discovery closed on July 17, 2015.
A trial setting conference is scheduled for November 19, 2015, and a further case management conference is set for December 3, 2015. Trial is scheduled to begin on February 23, 2016.

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
On October 15, 2015, the Court held an initial case management conference and set a trial date of June 19, 2017.
Ziptronix, Inc. v. Omnivision Technologies, Inc. et al., Civil Action No. 4:10-cv-05525 (N.D. Cal.)

On December 6, 2010 Ziptronix, Inc. (“Ziptronix”) filed a complaint against Omnivision Technologies, Inc. (“Omnivision”), Taiwan Semiconductor Manufacturing Corporation, Ltd. and TSMC North America Corp. (collectively, “TSMC”) in the U.S. District Court for the Northern District of California. Ziptronix’s complaint asserted that Omnivision and TSMC infringed Ziptronix’s U.S. Patent Nos. 6,864,585, 7,037,755, 7,335,572, 7,387,944, 7,553,744, 7,807,549.
On May 4, 2011, Omnivision and TSMC filed their answers and affirmative defenses to Ziptronix’s first amended complaint, and TSMC asserted counterclaims alleging that Ziptronix infringed TSMC’s U.S. Patent Nos. 6,682,981, 7,307,020, 6,765,279, 7,385,835, and 6,350,694. All of these TSMC patents, except for U.S. Patent No. 6,350,694, have expired. On November 8, 2011, TSMC amended its counterclaims, and Ziptronix answered TSMC’s amended counterclaims on December 9, 2011.
On April 24, 2012, Ziptronix sought leave to file a second amended complaint asserting that Omnivision and TSMC also infringed Ziptronix’s U.S. Patent Nos. 7,871,898, 8,053,329, and 8,153,505. The Court granted Ziptronix leave to file its second amended complaint on August 2, 2012.
On January 22, 2014, TSMC filed a motion for summary judgment arguing that any allegedly infringing activities of TSMC do not occur in the United States and thus such activities are not subject to the U.S. patent laws. The Court granted TSMC’s motion on September 30, 2014. On October 22, 2014, Omnivision filed a similar motion for summary judgment concerning certain of its allegedly extraterritorial infringing activities. The Court granted Omnivision’s motion on March 2, 2015. Neither TSMC’s nor Omnivision’s motions for summary judgment, nor the Court’s related orders, addressed substantive issues of infringement (i.e. whether TSMC’s or Omnivision’s products practice Ziptronix’s patents), or the validity of the asserted Ziptronix patents.
Claim construction issues were fully briefed as of November 2012, and are under submission. Fact and expert discovery remain open. A case management conference is currently scheduled for December 30, 2015. No trial date is set.

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
European Oppositions
On or about January 3, 2006, Koninklijke Phillips Electronics N.V. and Philips Semiconductors B.V. (“Philips”), MICRON Semiconductor Deutschland GmbH (“Micron GmbH”), Infineon and STMicroelectronics, Inc. (“STM”) filed oppositions to Tessera, Inc.’s European Patent No. EP1111672 (the “EP672 Patent”) before the European Patent Office (the “EPO”). Micron GmbH and Infineon withdrew their oppositions on July 24, 2006 and November 4, 2006, respectively. On December 4, 2006,

Phillips withdrew its opposition. An oral hearing before the EPO Opposition Division was held on June 4, 2009, resulting in a decision to revoke the EP672 Patent. Tessera, Inc. filed a Notice of Appeal on August 24, 2009.
On September 24, 2011, the EP672 Patent expired, but remains as a now-expired but unrevoked patent.
On March 7, 2014, the EPO Board of Appeals issued a formal decision in Tessera, Inc.’s favor that both reversed the Opposition Division’s decision to revoke the EP672 Patent, and remanded the case for further proceedings before the Opposition Division on other reasons for opposition asserted by the opponent.
On September 17, 2014, STM, the sole remaining opponent, withdrew its opposition. On April 7, 2015 the Opposition Division indicated that it will continue the proceedings on its own motion without any opponent. Along with the summons, the Opposition Division issued a preliminary communication indicating that it is disposed to revoke the EP672 Patent. Tessera, Inc. filed a Written Submission on October 2, 2015. Oral proceedings before the Opposition Division are set for December 3, 2015.
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
We earn a significant amount of our revenues from a limited number of customers. For the three and nine months ended September 30, 2015, there were five customers that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
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
Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management's time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings have historically been protracted and complex. The time to resolution and complexity of our litigation, its disproportionate importance to our business compared to other companies, the propensity for delay in civil litigation, and the potential that we may lose particular motions as well as the overall litigation could all cause significant volatility in our stock price and have a material adverse effect on our business and consolidated financial position, results of operations and cash flows.
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
Recent and proposed changes to U.S. patent laws, rules, and regulations may adversely impact our business.
Our business relies in part on the uniform and historically consistent application of U.S. patent laws, rules and regulations. There have been numerous recent administrative, legislative, and judicial changes and proposed changes to patent laws and rules that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, we expect that Congress may consider bills relating to patent reform that could adversely impact our business depending on the scope of any bills that may ultimately be enacted into law. As another example, the U.S. Supreme Court and lower courts have in recent years issued decisions that are not favorable to patent owners. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection, or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement of our patent rights, and could have a deleterious effect on our ability to license our patents and, therefore, on the royalties we can collect.
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
From time to time, our efforts to obtain a reasonable royalty through our sales efforts do not result in the prospective customer agreeing to license our patents or our technology. In certain cases, we use litigation to defend our patent rights, to seek payment for past infringement, and to seek future royalties for the use of our patents and technology. We also may litigate to enforce our other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1 - Legal Proceedings, are examples of disputes and litigation that impact our business. If we are not able to reach agreement with customers or potential customers we may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.

These existing and any future legal actions may harm our business. For example, legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our technologies and intellectual property by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Moreover, the timing and results of any of our legal proceedings are not predictable and may vary in any individual proceeding.
From time to time we identify products that we believe infringe our patents. We seek to license the companies that design, make, use, import, or sell those products but sometimes those companies are unwilling to enter into a license agreement. In those circumstances, we may elect to enforce our patent rights against those products. Litigation stemming from these or other disputes could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and may significantly reduce our profits.
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
Even if we prevail in our legal actions, significant contingencies may exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties or damages could be insolvent or decide to alter their business activities or corporate structure, which could affect our ability to collect royalties or damages from, or enforce a judgment against, such parties.
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
If we do not successfully further develop and commercialize the technologies we acquire, or cultivate strategic relationships that expand our licensable portfolio, our competitive position could be harmed and our operating results adversely affected.
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
Our business incurs significant reverse engineering expenditures on products of potential licensees in order to prepare sales and marketing collateral. We employ intensive marketing and sales efforts to educate licensees, potential licensees and original equipment manufacturers about the benefits of our technologies. In addition, even if these companies adopt our technologies, they must devote significant resources to integrate fully our technologies into their operations. If our marketing and sales efforts are unsuccessful, then we may not be able to achieve widespread acceptance of our technology. In addition, ongoing litigation could impact our ability to gain new licensees which could have an adverse effect on our financial condition, results of operations and cash flows.
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
During the third quarter of 2015, we released the valuation allowance recorded primarily against Ireland deferred tax assets. We released a majority of our valuation allowance against U.S. federal deferred tax assets during the third quarter of 2014. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the third quarter of 2014, we determined that it was more likely than not we would realize our U.S. federal deferred tax assets. As such, we determined that no valuation allowance is required on the majority of our U.S. federal deferred tax assets. Likewise, during the third quarter of 2015, we determined that it was more likely than not we would realize Ireland deferred tax assets.  In the future, we may release valuation allowance and recognize deferred state tax assets or deferred tax assets of other foreign subsidiaries depending on achieving profitability in relevant jurisdictions. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is still recorded. There can be no assurance that the Company will generate profits in future periods enabling it to fully realize its deferred tax. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Both the establishment of a valuation allowance and the reversal of a previously recorded valuation allowance may have a material impact on our quarterly financial results, which may lead to fluctuation in the value of our stock.
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
Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, one should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “Risk Factors" section of this report and the following:

*	the timing of, and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

*	fluctuations in our royalties caused by the pricing terms of certain of our license agreements;

*	changes in our royalties caused by changes in demand for products incorporating semiconductors or wireless devices that use our licensed technology;

*	the amount of our product and service revenues;

*	changes in the level of our operating expenses;

*	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

*	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

*	legal proceedings affecting our patents, patent applications or license agreements;

*	the timing of the introduction by others of competing technologies;

*	changes in demand for semiconductor chips in the specific end markets in which we concentrate;

*	changes in demand for camera-enabled devices including cell phones, security systems and personal computers;

*	the timing of the conclusion of license agreements;

*	the length of time it takes to establish new licensing arrangements;

*	meeting the requirements for revenue recognition under generally accepted accounting principles;

*	changes in generally accepted accounting principles including new accounting standards which may materially affect our revenue recognition; and

*	cyclical fluctuations in semiconductor markets generally.

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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2015, the total amount available for repurchase under the plan was $51.1 million. The amount of repurchases under our stock repurchase program will vary. During 2013, we repurchased approximately 1,500,000 shares for an aggregate amount of $28.8 million. In 2014, we repurchased approximately 2,800,000 shares for an aggregate amount of $65.6 million. In the first nine months of 2015, we repurchased 2,557,000 shares for an aggregate amount of $94.0 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, the Company may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At September 30, 2015, we held approximately $32.0 million in cash and cash equivalents and $355.2 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Open Market Committee and recent concerns about the rising U.S. government debt level may cause an increase in prevailing interest rates and adversely affect our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We have in the past expanded our operations, domestically and internationally, and may continue to do so through both internal growth and acquisitions. For example, in 2012, we acquired manufacturing capabilities in Zhuhai, China and commenced building out a manufacturing facility in Hsinchu, Taiwan, and we subsequently closed the Zhuhai, China facility in 2013 and ceased operations in our Taiwan facility in 2014. To manage our growth effectively, we must continue to improve and expand our management, systems and financial controls. We also need to continue to expand, train and manage our employee base. If we are unable to effectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.
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
We have made several acquisitions, and it is our current plan to continue to acquire companies, assets, patent portfolios and technologies that we believe are strategic to our future business. For example, in the third quarter of 2015, we acquired Ziptronix, Inc. for approximately $39.0 million. Investigating businesses, assets, patent portfolios or technologies and integrating newly acquired businesses, assets, patent portfolios or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management's attention from other business concerns. In addition, we might lose key employees while integrating new organizations or operations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.
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
We have made a number of acquisitions of businesses, technologies and patents in recent years. These acquisitions are subject to a number of risks, including but not limited to the following:

*
These acquisitions could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, these acquisitions could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred. We may also be required to recognize impairment charges of acquired assets or goodwill, and if we decide to restructure acquired businesses, we may incur other restructuring charges. For example, in June 2012, we acquired a manufacturing operation in Zhuhai, China and, subsequently, this facility was closed in 2013. In January 2014, we announced a restructuring of our DigitalOptics business to cease its remaining manufacturing operations, in connection with which we incurred approximately $49.0 million in restructuring and impairment charges in the fourth quarter of 2013.

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
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions such as the Ziptronix, Inc. acquisition completed in the third quarter of 2015. We believe these strategic relationships and acquisitions will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. Under U.S. GAAP, we are required to review our amortizable intangible assets (such as our patent portfolio) for impairment at least annually or more often when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. In the first quarter of 2013, we recorded an impairment of goodwill of $6.7 million when we revised our business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made our leased manufacturing facility in Zhuhai, China unnecessary and the goodwill tied to the facility became impaired. We also recorded an $8.7 million charge due to the abandonment of existing patents and technology, which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them. In the fourth quarter of 2013, we recorded an impairment of intangible assets of approximately $7.0 million in connection with the restructuring that we announced in January 2014. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.
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
(c) Stock Repurchases

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Share in thousands)
2015
July	—	$—	—
August	—	—	—
September	1,191	33.62	1,191
Total	1,191	$33.62	1,191	$51.1 million

(a) In August 2007, the Company’s Board of Directors authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. All repurchases in the three months ended September 30, 2015 were made under this plan.
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
Dated: November 3, 2015

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