Form 10-K
period 2015-12-31
TESSERA TECHNOLOGIES INC
filed 2016-02-22
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 was $1,964,222,484 (based on the closing sale price of the registrant’s common stock as reported on The NASDAQ Global Select Market).
The number of shares outstanding of the registrant’s common stock as of January 28, 2016 was 50,305,378

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2015 fiscal year and are incorporated by reference in Part III.

TESSERA TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Tessera, the Tessera logo, FotoNation, the FotoNation logo, Ziptronix, the Ziptronix logo, DigitalAperture, FaceTools, FacePower, FotoSavvy, IrisCam, LifeFocus, Invensas, the Invensas logo, xFD, FD, DFD, TFD, QFD, BVA, ZiBond and DBI are trademarks or registered trademarks of the Company or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

In this Annual Report, the “Company,” “we,” “us” and “our” refer to Tessera Technologies, Inc., which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Annual Report are those of the Company and its subsidiaries on a consolidated basis.

Overview

Tessera Technologies, Inc., including its Invensas, FotoNation and Ziptronix subsidiaries, licenses its technologies and intellectual property to customers for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3D-IC”) technologies, among others. Our technologies include semiconductor packaging and interconnect solutions, including xFD®, BVA®, ZiBond®, and DBI®, and products and solutions for mobile and computational imaging, including our FaceTools®, FacePower®, FotoSavvy®, DigitalApertureTM, IrisCam™, LifeFocus™, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, and image stabilization intellectual property.

Tessera, Inc.'s research and development led to significant innovations in semiconductor packaging technology. Semiconductor packaging creates the mechanical and electrical connection between semiconductor chips and systems such as computers and communication equipment, often via connection to printed circuit boards. We patented these innovations, often referred to as chip-scale packaging, which were widely adopted in the electronics industry. The wave of adoption was initially led by Intel Corporation, and over time, many semiconductor companies and outsourced assembly and test companies adopted the technology and entered into license agreements with Tessera, Inc.

Invensas Corporation, founded in 2011, is a wholly owned subsidiary of Tessera Technologies, Inc. that develops novel semiconductor packaging and interconnect technologies for memory, mobile, computing and smart object applications. For these applications, Invensas innovates in three primary areas: (i) DRAM and Flash memory, (ii) mobile processors, and (iii) 3D-IC assemblies. Invensas engineering teams develop and prototype these technologies in extensive assembly and test laboratories, as well as performing full product reliability testing and acceptance testing. By building collaborative partnerships with world-class manufacturing companies and high-volume equipment and materials suppliers, Invensas then licenses these technology solutions to original equipment manufacturers ("OEMs"), original design manufacturers ("ODMs"), integrated device manufacturers ("IDMs"), and outsourced assembly and test (OSATs) providers, and supports the technology transfer at the customer-designated sites.

Within each of these three Invensas sub-portfolios (memory, mobile, and 3D-IC), Invensas has created specific product solutions that address critical needs in the market. For example, Invensas innovates in the 3D-IC space. 3D-IC, which includes Through-Silicon Vias, is widely expected to be the next major inflection in semiconductor packaging and is applicable to multiple markets, including networking, data storage, computing and mobility. In August of 2015, we augmented our 3D-IC portfolio with the acquisition of Ziptronix, Inc., a leading developer of emerging low temperature wafer bonding technologies, which are targeted at the image sensors, DRAM, MEMS, RF and 2.5D logic markets. BVA (Bond Via Array), one of the Invensas mobile packaging solutions, addresses the need for small form factor, high bandwidth, low power and low cost in mobile devices, and Invensas with its partners is working to complete technology qualification to support mass adoption. Finally, xFD, an Invensas multi-chip DRAM technology, was designed to provide some of the benefits of 3D-IC DRAM by connecting multiple single-chip DRAMs, and it has gained interest with OEMs and DRAM manufacturers.

FotoNation Limited, which is comprised of world-class image scientists as well as software and hardware engineers, continues to innovate in product and system-level imaging technologies. FotoNation licenses its software solutions and technologies for mobile imaging, including the following solutions:

•
FaceTools provides face-oriented imaging technology such as face detection and tracking, smile and blink detection, red-eye removal, face recognition, and face beautification. Implementing these algorithms using our hardware acceleration technology results in enhanced performance for both video and still images and sharply reduced power requirements.

•	Face beautification enables users to enhance portraits (still and video) automatically with features such as skin toning, face slimming, eye brightening, and teeth whitening.

•	FotoSavvy is a solution that assists and guides smartphone camera users who are untrained in photography to produce professional-quality, DSLR-like pictures from the camera-phone.

•
FacePower enables the camera of a smartphone to act as a low-power sensor, reducing battery power consumption in the sensor by processing the images using sophisticated, computational analysis. It saves additional power by switching on only when a user looks at the screen. In addition, high-dynamic range (HDR) capabilities enable users to capture quality images across a wide range of lighting conditions, including bright lights or sunshine.

•	Panorama enables users to create panoramic images easily and automatically in a single step without need for a PC or editing software.

•	Image stabilization corrects for motion blur and shake induced during video capture.

In addition to providing technology and solutions to the mobile phone market, FotoNation provides best in class hardware-accelerated imaging/vision solutions targeted to other emerging markets including biometrics, automotive, surveillance and smart objects (electronic objects that respond to their external environment).

Our operations underwent many changes during 2013 and 2014. The following restructuring and other activities have occurred:

•In 2013, we sold our Micro-Optics business based in Charlotte, North Carolina. Originally purchased in 2006, this business focused on diffractive optical elements, refractive optical elements, and integrated micro-optic sub-assemblies. All assets of this business were sold during the 2013 sale except for the related land and building and certain fabrication assets. We retained those assets and leased them to the buyer until they were sold in August of 2014.

•In 2013, we closed our leased manufacturing facility in Zhuhai, China (the "Zhuhai Facility") and consolidated our manufacturing capabilities into Taiwan. By closing the Zhuhai Facility, our strategy was to no longer supply the whole camera module. Our primary focus was developing the mems|cam actuator, the imaging software and user applications, and manufacturing and supplying only the lens barrel. As a result of this closure, certain assets in the Zhuhai Facility were considered impaired or written off entirely. The assets of this facility were either sold or transferred to our mems|cam manufacturing operations in Taiwan.

•In January 2014, we announced the cessation of all mems|cam manufacturing operations. As part of these efforts, we are no longer operating facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan. As a result of these actions, certain assets were impaired or were written off entirely and restructuring and other charges were taken in 2013 and the first half of 2014. All material assets of these operations were sold or licensed to a third party in December 2014.

In this document, the operations and financial results of these operations are considered discontinued operations. For further discussion of these transactions, see Note 6 - "Discontinued Operations", Note 9 - "Goodwill and Identified Intangible Assets" and Note 16 - "Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents" in the Notes to Consolidated Financial Statements.

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

Customers

Our technologies have been licensed to more than 100 companies. These customers include Intel Corporation, LG Electronics, Micron Technology, Inc., Samsung Electronics Co. Ltd, Shenzhen O-Film Tech Co., LTD, SK hynix Inc. and Sony Corporation, among others.

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

Research & Development

Our research and development groups work closely with our sales and marketing groups, as well as our customers and partners, to bring our technologies to market in a timely, high-quality and cost efficient manner. As of December 31, 2015, we employed 180 engineers and technologists devoted to semiconductor packaging, other semiconductor technologies and imaging technologies. Research and development and other related costs totaled approximately $32.2 million, $32.3 million and $28.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Intellectual Property Portfolio

As of December 31, 2015, we owned approximately 4,036 patents and patent applications, comprised of approximately
2,255 United States patents and patent applications and approximately 1,781 foreign patents and patent applications. The expiration dates of our issued patents range from 2016 to 2034.

We evaluate intellectual property portfolios for purchase in the fields of advanced semiconductor packaging, circuity technologies, and related fields. Our evaluation criteria for patent acquisitions include, for example: the sales and profitability of the relevant products, our view of the prospects of the market for the relevant products, size of the portfolio, legal criteria and our assessment of the likelihood of obtaining negotiated licenses.

Strategy

Our strategy consists primarily of two initiatives:

•	licensing our semiconductor packaging, circuitry, and interconnect technologies from Invensas and our Tessera, Inc. subsidiary to semiconductor companies and OSATs.

•	licensing our FotoNation image processing products to OEMs and platform providers.

For our semiconductor business, we invest in the development of new advanced packaging and interconnect technologies to enable the next generation of mobile, consumer and computing products. Leveraging our extensive design, simulation and prototyping capability, we partner with leaders throughout the semiconductor ecosystem to develop, demonstrate, optimize and commercialize our technologies. As a component of our commercialization effort, we transfer our technologies to customer-selected manufacturing sites and OSATs.

In addition, we have developed significant capabilities in the technical analysis of intellectual property and its embodiment in commercial products. We generally encourage customers to broaden their adoption of (and license to) our array of innovative technologies in conjunction with licensing patented technologies from us.

To increase the likelihood that our technologies are adopted, we lead with technology and then seek to negotiate reasonable royalties for our patented inventions. Successful negotiation of these royalties is generally dependent on

•	Explaining the benefits of new technology, including any size, power and performance benefits;

•	Explaining the value proposition over existing or alternative technologies;

•	Explaining the manufacturability of the technologies;

•	Countering bias against externally developed solutions; and

•	Providing technical and market data supporting the royalties we are seeking.

Although we are engaged with and have licensed our technologies to many semiconductor companies, some of the companies that use our patented technologies have nonetheless chosen not to enter into license agreements with us. Consequently, we have necessarily developed significant abilities to plan, to execute, and to sustain litigation activities. We view litigation as a tool to be used only when necessary and only when other business approaches have failed. Although we have settled a substantial majority of our outstanding litigation over the past several years, if we are unable to secure license agreements on favorable terms through negotiations, we might have to file new litigation to enforce our rights. See Part 1, Item 3-Legal Proceedings. We believe that holding a significant cash and cash equivalents position is essential to maintaining the credibility of our litigation capabilities.

In our FotoNation image processing business, we have ongoing investment in world-class R&D supported by strong relationships with key OEMs and platform providers in consumer electronics. We have an assortment of powerful products and technologies, which we demonstrate to prospective customers to develop their interest in licensing those offerings from us. By combining proprietary hardware design with software development, we aim to offer advantages in both processing speed and low power, providing distinctive features to battery-powered devices, such as smartphones. We license our hardware designs to customers who, in turn, typically embed the hardware as modules within a larger chip. Our software typically runs on a microprocessor with capabilities that are augmented by our hardware within a customer’s system.

Image processing integrates several advanced engineering and scientific disciplines, and the resulting products are of interest in a broad variety of application domains, ranging from cellphones to automotive, biometrics, photography, drones, robotics, and others. As such, we continue our ongoing development of strong technical and business relationships with both current and prospective customers across these diverse industries. Those customer relationships provide not only a source of ongoing and growing revenue but also insights into industry trends that help us build desirable products. We are aggressive in continuing to invent new technologies for image processing and object recognition, while staying apprised of potentially relevant technical advances from elsewhere.

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

The FotoNation image processing technologies such as Face Detection and our other imaging products compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches. We also expect to see other competing technologies emerge.

Employees

As of December 31, 2015, we had 264 employees, with 180 in research and development (including employees who perform engineering, assembly and design services under our service agreements with third parties) and 44 in general administration, including general management, legal, human resources, information technology, finance and accounting, and 40 in sales, marketing and licensing. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider relations with our employees to be good.

Customer Concentration

All of our revenues are denominated in U.S. dollars. The following table sets forth revenues generated from customers comprising 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Samsung Electronics	19%	24%	11%
Micron Technology, Inc.	15%	*%	*%
Amkor Technology, Inc.	14%	*%	*%
SK hynix Inc.	13%	11%	26%
Powertech Technology Inc.	*%	34%	*%
Sony Corporation	*%	*%	18%

*	denotes less than 10% of total revenues.
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

	Years Ended December 31,
	2015	2014	2013
Taiwan	21%	36%	2%
Korea	32%	35%	37%
U.S.	36%	14%	25%
Japan	3%	4%	29%
Other Asia	6%	10%	6%
Europe and other	2%	1%	1%
See Note 15—“Segment and Geographic Information” in the Notes to Consolidated Financial Statements for additional geographic information about our revenues and long-lived assets.

The international nature of our business exposes us to a number of risks, including, but not limited to:
•laws and business practices favoring local companies;
•increased tax rates and withholding tax obligations on license revenues in non-U.S. jurisdictions that we may not be able to offset fully against our U.S. tax obligations;
•difficulties in enforcing U.S. judgments and orders against foreign persons and products made overseas; and

•less effective protection of intellectual property than is afforded in the U.S. or other developed countries.

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
Our revenues are concentrated in a limited number of customers and if we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially.
We earn a significant amount of our revenues from a limited number of customers. For the years ended December 31, 2015, 2014 and 2013, there were four, three and three customers, respectively, that each accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
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
We have been in the past and may in the future be involved in litigation involving some of our patents. The parties in these legal actions often challenge the validity, scope, enforceability and ownership of our patents. In addition, in the past requests for reexamination or review have been filed in the U.S. Patent and Trademark Office ("PTO") with respect to patent claims that were at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office ("EPO"). During a reexamination or review proceeding and upon completion of the proceeding, the PTO or EPO may leave a patent in its present form, narrow the scope of the patent, or cancel some or all of the claims of the patent. For example the PTO has issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. From time to time we assert these patents and patent claims in litigation and administrative proceedings. If the PTO's adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in PTO reexaminations or review proceedings, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.
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
Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management's time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings have historically been protracted and complex. The time to resolution and complexity of our litigation, its disproportionate importance to our business compared to other companies, the propensity for delay in civil litigation, and the potential that we may lose particular motions as well as the overall litigation could all cause significant volatility in our stock price and have a material adverse effect on our business and consolidated financial position, results of operations, and cash flows.
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
A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for DRAM, application-specific standard product semiconductors, application-specific integrated circuits and memory. In addition, we derive substantial revenues from the incorporation of our technology into mobile devices, consumer products and computer hardware. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues will be reduced significantly and our business would be harmed.
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
The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Continued consolidation in the semiconductor industry may increase this concentration. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results significantly depend on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers' sales and business results.

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
We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property and contract rights, including material litigation with existing licensees or strategic partners, which could harm our business.
From time to time, our efforts to obtain a reasonable royalty through our sales efforts do not result in the prospective customer agreeing to license our patents or our technology. In certain cases, we use litigation to defend our patent rights, to seek payment for past infringement, and to seek future royalties for the use of our patents and technology. We also may litigate to enforce our other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part I, Item 3 - Legal Proceedings, are examples of disputes and litigation that impact our business. If we are not able to reach agreement with customers or potential customers we may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.
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
Even if we prevail in our legal actions, significant contingencies may exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon, and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties or damages could become insolvent or decide to alter their business activities or corporate structure, which could affect our ability to collect royalties or damages from, or enforce a judgment against, such parties.
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

We have devoted, and expect to continue to devote, considerable time and resources to developing, acquiring and integrating new and existing technologies into our products and licensing programs. However, if customers do not accept the way we have integrated our technologies, they may adopt competing solutions. In addition, as we introduce new products or licensing programs, we cannot predict with certainty if and when our customers will transition to those new products or licensing programs. Moreover, with respect to certain of our FotoNation technologies, even after we have signed a license agreement with a customer, we will often not see significant revenue from that customer until after such technologies have been successfully designed into the customer's integrated circuits, which can take 18 months or longer. If customers fail to accept new or upgraded products or licensing programs incorporating our technologies, our financial position, results of operations and cash flows could be adversely impacted.
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
We generally incur significant marketing, legal and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship, and/or for our customers to incorporate certain FotoNation technologies in their integrated circuits, can be 18 months or longer. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

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

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, and the recording and release of such allowances may have a material impact on our results of operations and cause fluctuations in our stock price.
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
Failure by the semiconductor industry to adopt our technology for the next generation high performance DRAM chips would significantly harm our business.
To date, our technology has been used by several companies for high performance DRAM chips. For example, packaging using our technology is used for DDR3 and DDR4 DRAM and we currently have licensees, including SK hynix Inc., Samsung Electronics, Co., Ltd. and Micron Technology, Inc., who are paying royalties for DRAM chips in advanced packages.
DRAM manufacturers are also currently developing next generation high performance DRAM chips to meet increasing speed and performance requirements of electronic products. We believe that these next-generation, high performance DRAM chips will require advanced technologies.
We anticipate that royalties from shipments of these next generation, high performance DRAM chips using our technology may account for a significant percentage of our future revenues. If semiconductor manufacturers do not continue to use our technology for the next generation of high performance DRAM chips and find viable alternative technologies for use with next generation high performance DRAM chips, or if we do not receive royalties from the next generation, high performance DRAM chips that use our technology, our future revenues could be adversely affected.

Our technology may be too expensive for certain next generation high performance DRAM manufacturers, which could significantly reduce the adoption rate of our technology in next generation high performance DRAM chips. Even if our technology is selected for at least some of these next generation high performance DRAM chips, there could be delays in the introduction of products utilizing these chips that could materially affect the amount and timing of any royalty payments that we receive. Other factors that could affect adoption of our technology for next generation high performance DRAM products include delays or shortages of materials and equipment and the availability of testing services.
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
We may not continue to pay dividends at the same rate we are currently paying them, or at all, and any decrease in or suspension of the dividend could cause our stock price to decline.

In February 2015, we updated our capital allocation strategy. Given the change in business approach that moves us away from backward looking “episodic” payments, we discontinued the once-a-year payment of special dividends on episodic proceeds and instead announced a doubling of the current quarterly dividend to $0.20 per share which began in March 2015. We also return capital to shareholders through stock repurchases and plan to continue repurchasing stock in future periods. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments. The payment of future cash dividends is subject to the final determination each quarter by our Board of Directors that the dividend remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by management and the Board of Directors. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2015, the total amount available for repurchase under the plan was $25.9 million. In January 2016, the Board authorized an additional $200.0 million in future repurchases under the plan.

The amount of repurchases under our stock repurchase program will vary. During 2013, we repurchased approximately 1,500,000 shares for an aggregate amount of $28.8 million. In 2014, we repurchased approximately 2,800,000 shares for an aggregate amount of $65.6 million. In 2015, we repurchased approximately 3,300,000 shares for an aggregate amount of $119.2 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, the Company may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At December 31, 2015, we held approximately $22.6 million in cash and cash equivalents and $359.1 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
We operate in a highly cyclical electronics industry, which is subject to significant downturns.
The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline from one period to the next. Our business depends, in part, upon the volume of production by our licensees, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Semiconductor manufacturers and package assembly companies generally sharply curtail their spending during industry downturns, and historically have lowered their spending more than the decline in their revenues. As a result, our financial results have been, and will continue to be, impacted by the cyclicality of the electronics industry. If we are unable to control our expenses adequately in response to lower revenues from our licensees and service customers in such downturns, our results of operations and cash flows will be materially and adversely impacted.

Changes in financial accounting or taxation standards, rules, practices or interpretation may cause adverse unexpected revenue and expense fluctuations which may impact our reported results of operations.
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and often ambiguous. Changes to taxation rules, changes to financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way in which we conduct business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3 - “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.
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
From time to time, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. For example, in March 2013, we announced the planned closure of our leased manufacturing facility in Zhuhai, China; in April 2013, we announced that we were exploring a sale or other strategic alternatives for our DigitalOptics business; in August 2013, we announced the sale of a significant portion of the assets of the DigitalOptics manufacturing facility based in Charlotte, North Carolina; and in January 2014, we announced a restructuring to cease our remaining manufacturing operations, as well as the workforce reduction and facility closures in connection with the restructuring. There are several factors that could cause a restructuring, a disposition or a discontinuance to have an adverse effect on our business, financial position, results of operations and cash flows. These include potential disruption of our operations and our information technology systems, the timing of development of our technology, the deliveries of products or services to our customers, changes in our workforce and other aspects of our business. In addition, such actions may increase the risk of claims or threats of lawsuits by our customers or former employees. In the case of a disposition of a product line, there may be a risk of not identifying a purchaser, or, if identified, the purchase price may be less than the net asset book value for the product line. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work. There are no assurances that a restructuring, disposal or discontinuance will result in future profitability. We may also incur other significant liabilities and costs including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
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

Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing, legal and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. We have also experienced difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our growth and expansion. Further, we must train our new personnel, especially our technical support personnel, to respond to and support our licensees and customers. If we fail to do this, it could lead to dissatisfaction among our licensees or customers, which could slow our growth or result in a loss of business.
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
We have made several acquisitions, and it is our current plan to continue to acquire companies, assets, patent portfolios and technologies that we believe are strategic to our future business. For example, in the third quarter of 2015, we acquired Ziptronix, Inc. for approximately $39 million. Investigating businesses, assets, patent portfolios or technologies and integrating newly acquired businesses, assets, patent portfolios or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management's attention from other business concerns. In addition, we might lose key employees while integrating new organizations or operations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.
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

*
There may be a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets. During that time lag, material costs are likely to be incurred in preparing licensing or litigation efforts that would have a negative effect on our results of operations, cash flows and financial position.

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
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions such as the Ziptronix, Inc. acquisition completed in the third quarter of 2015. We believe these strategic relationships and acquisitions will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. These acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. We review our amortizable intangible assets (such as our patent portfolio) for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. In the first quarter of 2013, we recorded an impairment of goodwill of $6.7 million when we revised our business strategy for the DigitalOptics business to concentrate its manufacturing efforts on the lens barrel, rather than the whole camera module. This revised strategy made our leased manufacturing facility in Zhuhai, China unnecessary and the goodwill tied to the facility became impaired. We also recorded an $8.7 million charge due to the abandonment of existing patents and technology, which caused a revision of the useful life estimate of these patent and technology assets thus fully impairing them. In the fourth quarter of 2013, we recorded an impairment of intangible assets of approximately $7.0 million in connection with the restructuring that we announced in January 2014. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.
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
Various provisions of our certificate of incorporation and bylaws might have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions eliminate cumulative voting in the election of directors, authorize the board to issue “blank check” preferred stock, prohibit stockholder action by written consent, eliminate the right of stockholders to call special meetings, and establish advance notice procedures for director nominations by stockholders and the submission of other proposals for consideration at stockholder meetings. We are also subject to provisions of Delaware law which could delay or make more difficult a merger, tender offer or proxy contest involving our company. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless specific conditions are met. Any of these provisions could have the effect of delaying, deferring or preventing a change in control, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.
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
In July 2013, both Tessera, Inc. and UTAC Taiwan filed cross motions for partial summary judgment concerning an issue of contract interpretation. On April 1, 2014 the Court issued an order granting UTAC Taiwan’s motion and denying Tessera, Inc.’s motion, and the case has proceeded under the contract interpretation ordered by the Court. On December 1, 2014, UTAC Taiwan filed another motion for partial summary judgment on a contract interpretation issue, concerning the geographic scope of UTAC Taiwan's royalty obligation under the parties' license agreement. The Court denied UTAC Taiwan’s motion.
The Court issued its claim construction ruling on November 30, 2015. Fact discovery closed on May 8, 2015 and expert discovery closed on July 17, 2015.
On January 7, 2016 UTAC Taiwan filed another motion for summary judgment, addressing a variety of issues including alleged non-infringement, invalidity, patent misuse, and contract matters. Tessera, Inc. filed a cross-motion for summary judgment on January 21, 2016. The summary judgment hearing will take place on February 25, 2016.
Under the current schedule, trial is scheduled to begin on April 5, 2016. The Court has indicated that the trial may be postponed until later in 2016 due to a scheduling conflict. The trial schedule will be addressed at the February 25, 2016 hearing.

Tessera, Inc. v. Toshiba Corporation, Civil Action No. 5:15-cv-02543-BLF (N.D. Cal.)
On May 12, 2015, Tessera, Inc. filed a complaint against Toshiba Corporation (“Toshiba”) in California Superior Court, in Santa Clara County. Tessera, Inc.’s complaint alleges causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief, generally alleging that Toshiba underpaid royalties and failed to cooperate with audits conducted pursuant to the parties’ license agreement.
On June 8, 2015, Toshiba removed the action to the U.S. District Court for the Northern District of California.
On June 18, 2015, Toshiba filed its answer, affirmative defenses, and counterclaims to Tessera, Inc.’s complaint. Toshiba alleges counterclaims for declaratory judgment and breach of the implied warranty of good faith and fair dealing. The counterclaims seek, among other things, judicial determinations about the interpretation of the parties’ agreement, termination of the agreement, an accounting of the amount of alleged overpayments by Toshiba, restitution, and damages. On July 10, 2015, Tessera, Inc. filed its answer and affirmative defenses to Toshiba’s counterclaims.
On October 15, 2015, the Court held an initial case management conference and established the case schedule. An initial summary judgment hearing on contract issues is scheduled for September 22, 2016. The fact discovery cutoff is October 31, 2016, and the expert discovery cutoff is January 23, 2017. A hearing on any remaining motions for summary judgment is set for March 16, 2017. Trial is scheduled to begin on June 19, 2017.
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
Claim construction issues were fully briefed as of November 2012, and are under submission. Fact and expert discovery remain open. A case management conference is currently scheduled for March 16, 2016. No trial date has been scheduled.

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
On September 17, 2014, STM, the sole remaining opponent, withdrew its opposition. On April 7, 2015 the Opposition Division indicated that it will continue the proceedings on its own motion without any opponent. Along with the summons, the Opposition Division issued a preliminary communication indicating that it is disposed to revoke the EP672 Patent. Tessera, Inc. filed a Written Submission on October 2, 2015. In response to the Written Submission, the Opposition Division issued a decision confirming the validity of the EP672 patent on December 22, 2015.
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

In December 2015, Tessera, Inc. sold its claim to a third party in exchange for a cash payment. This matter is now concluded.

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

	High	Low
Fiscal Year Ended December 31, 2015
First Quarter (ended March 31, 2015)	$43.71	$32.80
Second Quarter (ended June 30, 2015)	$41.61	$35.59
Third Quarter (ended September 30, 2015)	$39.95	$30.62
Fourth Quarter (ended December 31, 2015)	$37.87	$30.00
	High	Low
Fiscal Year Ended December 31, 2014
First Quarter (ended March 31, 2014)	$23.90	$17.60
Second Quarter (ended June 30, 2014)	$23.91	$20.38
Third Quarter (ended September 30, 2014)	$30.00	$21.38
Fourth Quarter (ended December 31, 2014)	$36.99	$24.84
As of January 28, 2016 there were 52,305,378 outstanding shares of common stock held by 22 stockholders of record.

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

In 2014, we paid quarterly dividends of $0.10 per share in each of March 2014, May 2014, August 2014 and December 2014. In May 2014, we also paid a special dividend of $0.52 per common share. In 2015, we paid quarterly dividends of $0.20 per share in each of March 2015, May 2015, August 2015 and December 2015.

PERFORMANCE GRAPH
The following graphic representation shows a comparison of total stockholder return for holders of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index from December 31, 2010 through December 31, 2015. The graph and table assume that $100 was invested on December 31, 2010 in each of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	12/10	12/11	12/12	12/13	12/14	12/15
Tessera Technologies, Inc.	$100.00	$75.62	$75.83	$94.21	$177.67	$152.48
NASDAQ Composite	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
PHLX Semiconductor	$100.00	$89.63	$96.14	$136.36	$179.25	$176.34
This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (“Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

STOCK REPURCHASES

The following are our monthly stock repurchases for the fourth quarter of 2015, all of which were made as part of a publicly announced plan.

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our publicly announced share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Shares in thousands)
2015
October	23	$32.96	23
November	172	$32.46	172
December	581	$32.55	581
Total	776	$32.58	776	$25.9 million

(a) In August 2007, the Company’s Board of Directors authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. All repurchases in the three months ended December 31, 2015 were made under this plan. In January 2016, the Board authorized an additional $200.0 million in future repurchases under the plan.
Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
Royalty and license fees (1)	$273,300	$278,807	$168,811	$209,756	$238,748
Total revenues	273,300	278,807	168,811	209,756	238,748
Operating expenses:
Cost of revenues	566	384	178	1,229	3,062
Research, development and other related costs	32,181	32,270	28,063	34,706	33,784
Selling, general and administrative	43,592	47,208	62,580	71,428	62,235
Amortization expense	20,624	18,471	19,269	18,955	10,840
Litigation expense	14,135	25,116	60,310	34,018	27,470
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents	—	(10,338)	4,668	267	38,950

Total operating expenses	111,098	113,111	175,068	160,603	176,341
Operating income (loss)	162,202	165,696	(6,257)	49,153	62,407
Other income and expense, net	3,432	1,550	1,208	5,668	3,005
Income (loss) before taxes from continuing operations	165,634	167,246	(5,049)	54,821	65,412
Provision for (benefit from) income taxes	48,517	(7,697)	35,860	20,086	29,054
Income (loss) from continuing operations	117,117	174,943	(40,909)	34,735	36,358
Loss from discontinued operations, net of tax	(101)	(4,489)	(144,646)	(64,960)	(55,658)
Net income (loss)	$117,016	$170,454	$(185,555)	$(30,225)	$(19,300)

Income (loss) per share:
Income (loss) from continuing operations:
Basic (2)	$2.26	$3.31	$(0.77)	$0.67	$0.71
Diluted (2)	$2.23	$3.27	$(0.77)	$0.66	$0.71
Loss from discontinued operations:
Basic (2)	$—	$(0.08)	$(2.71)	$(1.25)	$(1.09)
Diluted (2)	$—	$(0.08)	$(2.71)	$(1.24)	$(1.09)
Net income (loss):
Basic (2)	$2.26	$3.23	$(3.48)	$(0.58)	$(0.38)
Diluted (2)	$2.23	$3.18	$(3.48)	$(0.58)	$(0.38)
Cash dividends declared per share	$0.80	$0.92	$0.70	$0.30	$—

Weighted average number of shares used in per share calculation-basic (2)	51,802	52,819	53,346	51,977	51,082
Weighted average number of shares used in per share calculation-diluted (2)	52,586	53,563	53,346	52,250	51,443

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$381,744	$434,421	$359,587	$442,603	$492,445
Working capital	$390,880	$441,484	$353,822	$422,114	$481,427
Total assets	$539,352	$577,123	$484,753	$705,102	$716,526
Long-term liabilities	$3,417	$1,738	$5,827	$9,505	$5,017
Total stockholders’ equity	$515,157	$541,359	$440,437	$642,425	$670,679

(1) Prior to 2014, revenue as part of a settlement of a patent infringement dispute from previously unlicensed parties was previously classified as past production payments, which was defined as royalty payments for the use of our intellectual property. This revenue has been reclassified and is included in "Royalty and license fees."

(2) See Note 10 of the Notes to Consolidated Financial Statements for an explanation of the methods used to determine the number of shares used to compute per share amounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion (presented in thousands, except for percentages) should be read in conjunction with our consolidated financial statements and notes thereto.
Business Overview
Tessera Technologies, Inc., including its Invensas, FotoNation and Ziptronix subsidiaries, licenses its technologies and intellectual property to customers for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3D-IC”) technologies, among others. Our technologies include semiconductor packaging and interconnect solutions, including xFD®, BVA®, ZiBond®, and DBI®, and products and solutions for mobile and computational imaging, including our FaceTools®, FacePower®, FotoSavvy®, DigitalApertureTM, IrisCam™, LifeFocus™, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, and image stabilization intellectual property.
Our business underwent many changes during 2013 and 2014, as summarized under the heading “Overview” in Part I, Item 1- Business of this Annual Report.

In this document, the operations and financial results of the Micro-Optics business, the Zhuhai Facility and our mems|cam manufacturing operations outlined under the heading “Overview” in Part I, Item 1- Business of this Annual Report, will be considered discontinued operations. All other financial results, unless otherwise noted, are included in continuing operations.

Results of Operations
We have had significant events that have occurred over the past three years that affect the comparability of our financial statements. Key events and their financial impacts include the following:

•
In January 2015, we entered into an agreement with Amkor Technology, Inc. ("Amkor") to settle all pending litigation and arbitration proceedings between Amkor and Tessera, Inc. Under the terms of the agreement, Amkor agreed to pay us a total of $155 million comprised of sixteen equal quarterly recurring payments which commenced in the first quarter of 2015 and will continue through the fourth quarter of 2018.

•	We entered into new license agreements with Samsung Electronics Co., Ltd. in 2014. In 2014 and 2015, Samsung Electronics Co., Ltd. accounted for 24% and 19%, respectively, of our total revenues.

•	We entered into new license agreements with Micron Technology Inc. in 2014. In 2015, Micron Technology Inc. accounted for 15% of total revenue.

•
PTI, a customer that accounted for 10% or more of total revenues for the year ended December 31, 2012, ceased making payments in 2012, which caused a substantial adverse impact to our royalty revenue in 2013. In February

2014, we announced a settlement with PTI related to our pending cases with PTI in the United States District Court for the Northern District of California. The PTI settlement was for a total of $196 million with two payments made in 2014 totaling $96 million and quarterly recurring payments totaling $100 million which began in the first quarter of 2015 and will continue through the end of 2018.

•
In 2014, we announced the cessation of all mems|cam manufacturing operations. As a result, we incurred approximately $49.0 million in long-lived asset impairment and other charges related to the mems|cam operations in the fourth quarter of 2013. In addition, we incurred severance and other charges of $9.0 million in 2014. At the end of 2014, we sold all the remaining assets for $11.8 million in cash, which resulted in a disposal gain of $7.5 million. All financial results of this business are included in discontinued operations.

•
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

•
In 2013, we closed our Zhuhai Facility and consolidated our manufacturing capabilities into Taiwan. We incurred $4.1 million in restructuring and impairment charges related to this action. All financial results of this business are included in discontinued operations.

All financial results and discussions below relate to continuing operations unless otherwise specified.
Revenues
Our revenues are generated primarily from royalty and license fees. Royalty and license fees are generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining these reports from the licensees, we generally recognize royalty revenues on a one quarter lag. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenues depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of each element and the nature of our deliverables and obligations. In addition, our royalty revenues will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by licensees; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; (e) volume incentive pricing terms in licensing agreements that may result in significant variability in quarterly revenue recognition from customers and (f) the impact of economic downturns.
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
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Years ended December 31,
	2015	2014	2013
Revenues:
Royalty and license fees (1)	100%	100%	100%
Total Revenues	100	100	100
Operating expenses:
Cost of revenues	—	—	—
Research, development and other related costs	12	12	17
Selling, general and administrative	16	17	37
Amortization expense	8	7	11
Litigation expense	5	9	36
Restructuring, impairment of long-lived assets and other charges	—	(4)	3
Total operating expenses	41	41	104
Operating income (loss) from continuing operations	59	59	(4)
Other income and expense, net	1	1	1
Income (loss) from continuing operations before taxes	60	60	(3)
Provision for (benefit from) income taxes	17	(3)	21
Income (loss) from continuing operations	43	63	(24)
Loss from discontinued operations, net of tax	—	(2)	(86)
Net income (loss)	43%	61%	(110)%

(1) Revenue as part of a settlement of a patent infringement dispute from previously unlicensed parties was previously classified as past production payments, which was defined as royalty payments for the use of our intellectual property. This revenue has been reclassified and is included in "Royalty and license fees."
The following table sets forth our revenues by year (in thousands, except for percentages):

	Years Ended December 31,
	2015	2014	Increase/ (Decrease)	% Change
Royalty and license fees	$273,300	$278,807	$(5,507)	(2)%

The $5.5 million or 2% decrease in revenues was due to a decrease in episodic revenue of $98.0 million which was partially offset by an increase in recurring revenue of $92.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Recurring revenue was up $92.5 million primarily as a result of our settlement agreements with Amkor and PTI and the license agreements entered into with Micron in July 2014. The episodic revenue decrease was primarily the result of aggregate episodic payments of $96.0 million made by PTI in the first and third quarter of 2014 in connection with Tessera, Inc.'s settlement with PTI, and an episodic payment made in connection with the execution of a license agreement in the first quarter of 2014, which was partially offset by a $27.0 million episodic payment made by ASE in the first quarter of 2015.
Cost of Revenues

Cost of revenues consists of direct compensation and related expenses to provide non-recurring engineering ("NRE") services. We anticipate these expenses will continue to be a low percentage of total revenue as our NRE services are not a significant portion of our revenues.
Cost of revenues for the year ended December 31, 2015 was $0.6 million, as compared to $0.4 million for the year ended December 31, 2014, an increase of $0.2 million, or 47%. The increase related to direct labor from non-recurring engineering services associated with a contract that was signed in the fourth quarter of 2014.
Research, Development and Other Related Costs

Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale and multi-chip packaging, circuitry design, 3D-IC architectures, wafer-level packaging technology, advanced substrates, and image enhancement technology. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the year ended December 31, 2015 were $32.2 million, as compared to $32.3 million for the year ended December 31, 2014, a decrease of $0.1 million. The decrease was primarily related to a $2.5 million decrease in legal costs which resulted from focusing our patent maintenance efforts in critical markets and renegotiating fees with key vendors and a $0.4 million decrease in our operating equipment and supplies. These decreases were partially offset by a $2.5 million increase in stock-based compensation and other personnel-related expenses.
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
Selling, general and administrative expenses for the year ended December 31, 2015 were $43.6 million, as compared to $47.2 million for the year ended December 31, 2014, a decrease of $3.6 million, or 8%. The decrease was primarily attributable to a decrease of $4.0 million in salary and benefits and stock based compensation due to our reduced headcount resulting from restructuring activities during 2014 and a $0.9 million decrease in legal costs due to the conclusion of the O-Film transaction in 2014 and reduced patent evaluation expenses. These decreases were partially offset by a $1.7 million increase in expenditures for market research reports.
Amortization Expense
Amortization expense for the year ended December 31, 2015 was $20.6 million, as compared to $18.5 million for the year ended December 31, 2014, an increase of $2.1 million. This increase was primarily attributable to intangible assets recorded in connection with the Ziptronix acquisition in August 2015 as well as $7.6 million in intellectual property assets acquired in 2015.
We expect amortization expense to continue being a material portion of our operating expenses in future periods as we are actively pursuing additional acquisitions of intellectual property assets.
Litigation Expense
Litigation expense for the year ended December 31, 2015 was $14.1 million, as compared to $25.1 million for the year ended December 31, 2014, a decrease of $11.0 million, or 44%. The decrease was primarily attributable to the decrease of our docket of legal proceedings, largely due to settlement activities in 2014 and early 2015.
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
Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents

All restructuring, impairment of long-lived assets and other charges were concluded prior to 2015. The restructuring, impairment of long-lived assets and other charges for the year ended December 31, 2014 related to the restructuring of our DigitalOptics business.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Cost of revenues	$—	$18
Research, development and other related costs	4,005	2,823
Selling, general and administrative	7,512	10,428
Total stock-based compensation expense	$11,517	$13,269
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2015, stock-based compensation expense was $11.5 million, of which $2.7 million related to employee stock options, $8.2 million related to restricted stock awards and units and $0.6 million related to employee stock purchases. For the year ended December 31, 2014, stock-based compensation expense was $13.3 million, of which $3.3 million related to employee stock options, $9.3 million related to restricted stock awards and units and $0.6 million related to employee stock purchases. The decrease in stock based compensation expense in 2015 compared to 2014 results from performance shares awarded to executives, with lower achievement levels reached in 2015 than 2014.
Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.
Other Income and Expense, Net
Other income and expense, net for the year ended December 31, 2015 was $3.4 million, as compared to $1.6 million, for the year ended December 31, 2014. This increase resulted from higher interest income due to higher interest rates achieved from extending the average maturity of our portfolio and from interest rates rising in general during 2015.
Provision for (benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2015 of $48.5 million is primarily due to tax liability generated from U.S. and foreign operations, and foreign withholding taxes, offset by the benefit from the release of valuation allowance primarily related to Ireland deferred tax assets. The benefit from income taxes for the year ended December 31, 2014 of $7.7 million was primarily due to the release of valuation allowance on U.S. federal deferred tax assets offset by foreign withholding tax and foreign income taxes. The increase in income tax expense for the year ended December 31, 2015 as compared to the prior year is largely attributable to the significantly greater release in valuation allowance in the prior year as compared to the current year. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets during the year 2015, we have determined that it is more likely than not we would realize certain other deferred tax assets (primarily related to Ireland deferred tax assets) given the timing of profits and forecasted profitability in succeeding years. We continue to monitor the likelihood that we will be able to recover the deferred tax assets in the future. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.

Discontinued Operations
The activity related to discontinued operations was completed prior to 2015. The loss from discontinued operations for the year ended December 31, 2014 was $4.5 million. These activities related to our cessation of all mems|cam manufacturing operations. This was the last manufacturing operation in the DigitalOptics business. This action included a reduction of over 300 employees and the closure of facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan. For further information about discontinued operations, see Note 6 - "Discontinued Operations" and Note 16 - "Restructuring,

Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents" in the Notes to Consolidated Financial Statements for additional details.
Fiscal Year 2014 and 2013
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
Cost of Revenues
Cost of revenues for the year ended December 31, 2014 was $0.4 million, as compared to $0.2 million for the year ended December 31, 2013, an increase of $0.2 million. The increase related to direct labor from non-recurring engineering services associated with a contract that was signed in the fourth quarter of 2014.
Research, Development and Other Related Costs
Research, development and other related costs for the year ended December 31, 2014 were $32.3 million, as compared to $28.1 million for the year ended December 31, 2013, an increase of $4.2 million, or 15%. The increase was primarily related to an increase in salary and benefit costs and outside services, partially offset by a decrease in legal expense related to the maintenance of patents.
Selling, General and Administrative
Selling, general and administrative expenses for the year ended December 31, 2014 were $47.2 million, as compared to $62.6 million for the year ended December 31, 2013, a decrease of $15.4 million, or 25%. The decrease was primarily attributable to a decrease of $4.1 million in salary, benefit and other employee costs related to the employee reductions resulting from our restructuring activities during 2014, a decrease of $5.5 million in outside services and a decrease of $2.2 million in depreciation due to the impairment of fixed assets during 2013.
Amortization Expense
Amortization expense for the year ended December 31, 2014 was $18.5 million, as compared to $19.3 million for the year ended December 31, 2013, a decrease of $0.8 million. The decrease was primarily related to the impairment of intangibles in 2013 (see Note 9 - "Goodwill and Identified Intangibles Assets" in the Notes to Consolidated Financial Statements).
Litigation Expense
Litigation expense for the year ended December 31, 2014 was $25.1 million, as compared to $60.3 million for the year ended December 31, 2013, a decrease of $35.2 million, or 58%. This decrease was primarily attributable to the decrease in our docket of legal proceedings as a result of recent settlement activities.
Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents for the year ended December 31, 2014 was a credit of $10.3 million, as compared to an expense of $4.7 million for the year ended December 31, 2013. This decrease was primarily attributable to a gain of $11.9 million due to the sale of patents in December 2014 (see Note 16 –

"Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents" in the Notes to Consolidated Financial Statements for additional details).
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
Discontinued Operations
In 2013, we sold our Micro-Optics business located in Charlotte, North Carolina, and shut-down our camera module manufacturing facility in Zhuhai, China. In 2014, we ceased all mems|cam manufacturing operations. In 2014, and all previous periods presented, these operations are reported as discontinued operations. For further information about discontinued operations, see Note 6 – "Discontinued Operations" and Note 16 - “Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents” in the Notes to Consolidated Financial Statements for additional details.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2015, we had federal net operating loss carryforwards of approximately $15.0 million and state net operating loss carryforwards of approximately $64.8 million. The federal net operating loss carryforwards are carried over from Ziptronix, Inc., acquired in 2015. The state net operating loss carryforwards are carried over from acquired entities, Siimpel Corporation in 2010 and Ziptronix, Inc. in 2015. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2016, and will continue to expire through 2031. In addition, we have research tax credit carryforwards of approximately $0.3 million for federal purposes which were carried over from Ziptronix, Inc. The federal research tax credit will start to expire in 2020 and continue to expire through 2033. We also have research tax credit carryforwards, which under current law will not expire, of approximately $5.4 million for state purposes and $1.3 million for foreign purposes. We have $5.6 million of foreign tax credit carryforwards which will expire in 2023. Under the provisions of the Internal Revenue Code, substantial changes in the Company or its subsidiaries' ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income.

Tax Effect from Stock Options
The tax effect from the Company's employee stock option plan for the year ended December 31, 2015 is a deficiency totaling $0.1 million. The tax effect in 2014 was a deficiency of $2.0 million, and in 2013 there was no tax effect from the Company's employee stock option plan. The tax benefits for the excess of tax deductions over the related stock-based compensation expense recorded will create a benefit to additional paid-in capital in the year that the benefit will reduce taxes payable. The Company recorded a credit of $0.7 million, tax-effected, to additional paid-in capital due to the realization of the windfall tax benefits in the current period.

Liquidity and Capital Resources

	December 31,
(in thousands, except for percentages)	2015	2014	2013
Cash and cash equivalents	$22,599	$50,908	$73,722
Short-term investments	359,145	383,513	285,865
Total cash, cash equivalents and short-term investments	$381,744	$434,421	$359,587
Percentage of total assets	71%	75%	74%

	Years Ended December 31,
	2015	2014	2013
Net cash from operating activities	$146,550	$134,204	$(48,077)
Net cash from investing activities	$(21,286)	$(76,651)	$47,947
Net cash from financing activities	$(153,573)	$(80,367)	$(29,950)
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and short-term investments were $381.7 million at December 31, 2015, a decrease of $52.7 million from $434.4 million at December 31, 2014. Cash and cash equivalents were $22.6 million at December 31, 2015, a decrease of $28.3 million from $50.9 million at December 31, 2014. The decrease in cash and cash equivalents was primarily the result of $153.6 million in cash used by financing activities and $21.3 million net cash used in investing activities, partially offset by $146.6 million in cash provided by operating activities.
Cash flows provided by operations were $146.6 million for the year ended December 31, 2015, primarily due to net income of $117.0 million, adjusted for non-cash items of deferred income tax of $18.8 million, depreciation and amortization of $22.2 million and stock-based compensation expense of $11.5 million, partially offset by changes in operating assets and liabilities of $20.3 million.
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
Net cash used in investing activities was $21.3 million for the year ended December 31, 2015, primarily related to the purchases of available-for-sale securities of $298.8 million, the acquisition of Ziptronix, Inc. for $38.6 million and the purchase of $7.6 million in intangible assets, offset by maturities and sales of short-term investments of $324.7 million.
Net cash used in investing activities was $76.7 million for the year ended December 31, 2014, primarily related to purchases of short-term investments of $301.6 million and purchases of intangible assets of $5.6 million, offset by proceeds from maturities and sales of investments of $203.7 million and proceeds from the sale of property and equipment and other assets of $31.2 million. The sales of property and equipment were primarily related to the land and building used in our Micro-Optics business in Charlotte, North Carolina which was sold in August 2013. The land and building were not part of the initial sale and were, subsequently, sold in August 2014. We also sold all remaining manufacturing assets in the DigitalOptics business.
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
Net cash used in financing activities was $153.6 million for the year ended December 31, 2015 due to stock repurchases of $123.3 million and dividend payments of $41.7 million, offset by $10.7 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

Net cash used in financing activities was $80.4 million for the year ended December 31, 2014 due to stock repurchases of $66.3 million and dividend payments of $48.3 million, offset by $34.3 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the years ended December 31, 2015, 2014 and 2013, no impairment charges with respect to our investments were recorded.

In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. As of December 31, 2015, we have repurchased approximately 8.2 million shares of common stock, since the inception of the plan, at a total cost of $224.1 million under this plan at an average price of $27.22. As of December 31, 2015, the total amount available for repurchase was $25.9 million. In January 2016, the Board authorized an additional $200.0 million in future repurchases under the plan. We plan to continue to execute authorized repurchases from time to time under the plan.

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

In 2013, we paid quarterly dividends of $0.10 per share in each of March 2013, May 2013, August 2013 and November 2013. In 2014, we paid quarterly dividends of $0.10 per share in each of March 2014, June 2014, August 2014 and December 2014. In May 2013 and 2014, we also paid a special dividend of $0.30 and $0.52 per common share, respectively. In 2015, we paid quarterly dividends of $0.20 per share in each of March 2015, June 2015, September 2015 and December 2015.

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
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$10,566	$2,317	$4,501	$3,748	$—
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

As of December 31, 2015, we had accrued $2.4 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.5 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 14 – "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
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
We perform an annual review of the valuation of goodwill in the fourth quarter, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management estimates and judgment. Should conditions be different from management’s last assessment, significant impairments of goodwill may be required, which would adversely affect our operating results.
In 2013, we recorded a $6.6 million impairment charge of goodwill due to the restructuring of our DigitalOptics business. We recorded no such impairment during 2014 and 2015. Refer to Note 9—“Goodwill and Identified Intangible Assets” of the Notes to Consolidated Financial Statements for additional details.
Stock-based compensation expense
Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the options, stock price volatility, dividends and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on a market-based historical volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 12—“Stock-Based Compensation Expense” of the Notes to Consolidated Financial Statements for additional detail.
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
Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2015, 2014 and 2013, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See Note 13—“Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.
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
Interest Rate Risk
The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We invest in marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, which had a fair value of $359.9 million at December 31, 2015. Our exposure to interest rate risks is limited due to the short average maturity of our holdings, which is approximately 1.2 years as of December 31, 2015. A hypothetical 1% (100 basis-point) increase in period-end interest rates along the yield curve would have resulted in a $4.3 million decrease in the fair value of our investment positions at December 31, 2015. Conversely, a 1% (100 basis-point) decrease in interest rates to zero would have resulted in a $1.4 million increase in the fair value of our investment portfolio. These estimates reflect only the direct impact of a change in interest rates and actual results may differ from these estimates.
Investment Risk
We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds, are classified as available-for-sale or trading securities with fair values of $359.9 million and $414.9 million as of December 31, 2015 and 2014, respectively. Unrealized losses, net of tax, on these investments at December 31, 2015 were approximately $0.9 million, as compared to unrealized losses of approximately $0.3 million at December 31, 2014. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio.
Bank Liquidity Risk
As of December 31, 2015, we have approximately $21.9 million of cash in operating accounts that are held with domestic and international financial institutions. A majority of these balances are held with domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the federal government. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2015 are set forth in this Annual Report at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2015 and 2014.
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

	Three Months Ended
	Mar 31, 2014 (1)	Jun 30, 2014	Sep 30, 2014 (2)	Dec 31, 2014 (3)	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
	(in thousands, except per share amounts)
Revenues:
Royalty and license fees	$88,336	$37,213	$93,334	$59,924	$79,850	$64,188	$67,426	$61,836
Total Revenues	88,336	37,213	93,334	59,924	79,850	64,188	67,426	61,836
Operating expenses:
Cost of revenues	8	95	125	156	142	166	62	196
Research, development and other related costs	7,532	8,958	8,914	6,866	7,368	7,866	8,551	8,400
Selling, general and administrative	12,422	11,928	11,820	11,038	10,996	11,119	10,912	10,560
Amortization expense	4,603	4,570	4,599	4,699	4,696	4,691	5,186	6,051
Litigation expense	6,951	10,214	5,821	2,130	4,503	3,519	2,938	3,176
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents	1,039	488	67	(11,933)	—	—	—	—
Total operating expenses	32,555	36,253	31,346	12,956	27,705	27,361	27,649	28,383
Operating income	55,781	960	61,988	46,968	52,145	36,827	39,777	33,453
Other income and expense, net	330	432	338	449	647	770	755	1,260
Income from continuing operations before taxes	56,111	1,392	62,326	47,417	52,792	37,597	40,532	34,713
Provision for (benefit from) income taxes	22,686	(1,124)	(40,357)	11,098	17,224	11,828	7,596	11,869
Income from continuing operations	33,425	2,516	102,683	36,319	35,568	25,769	32,936	22,844
Income (loss) from discontinued operations, net of tax	(12,527)	1,255	6,012	771	27	342	(437)	(33)
Net income	$20,898	$3,771	$108,695	$37,090	$35,595	$26,111	$32,499	$22,811
Earnings per share:
Income from continuing operations:
Basic	$0.63	$0.05	$1.96	$0.69	$0.68	$0.49	$0.64	$0.45
Diluted	$0.62	$0.05	$1.93	$0.68	$0.66	$0.49	$0.63	$0.44
Income (loss) from discontinued operations:
Basic	$(0.24)	$0.02	$0.11	$0.01	$—	$0.01	$(0.01)	$—
Diluted	$(0.23)	$0.02	$0.11	$0.01	$—	$0.01	$(0.01)	$—
Net income:
Basic	$0.39	$0.07	$2.07	$0.70	$0.68	$0.50	$0.63	$0.45
Diluted	$0.39	$0.07	$2.04	$0.69	$0.66	$0.49	$0.62	$0.44
Cash dividends declared per share	$0.10	$0.62	$0.10	$0.10	$0.20	$0.20	$0.20	$0.20
Weighted average number of shares used in per share calculations-basic	53,223	52,812	52,500	52,758	52,559	52,293	51,825	50,817
Weighted average number of shares used in per share calculations-diluted	53,793	53,397	53,287	53,595	53,534	53,052	52,514	51,435

[1]
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

[2]
In the third quarter of 2014, the valuation allowance of approximately $40.0 million that was recorded against substantially all of our federal deferred tax assets was released as we concluded that the majority of these assets were now realizable.

[3]
In connection with the O-Film transaction, we sold patents during this quarter for $11.9 million. The proceeds for this sale are included as an offset in Restructuring, impairment of long-lived assets and other charges and gain on sale of patents.

Other Supplementary Data
The following table presents our quarterly unaudited non-GAAP financial measures for the eight quarters in the periods ended December 31, 2015 and 2014. The non-GAAP financial measures adjust for non-cash acquired intangibles, amortization charges, acquired in-process research and development, all forms of stock-based compensation expense, restructuring, impairment of long-lived assets and other charges and related tax effects of the aforementioned adjustments. The non-GAAP financial measures also exclude the effects of FASB Accounting Standards Codification Topic 718 – Stock Compensation upon the number of diluted shares used in calculating non-GAAP earnings per share. We believe that the non-GAAP measures used in this report provide investors with important perspectives into our ongoing business performance. Our management uses these non-GAAP financial measures when evaluating our operating performance. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three Months Ended
	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
	(in thousands, except per share amounts)
GAAP income from continuing operations	$33,425	$2,516	$102,683	$36,319	$35,568	$25,769	$32,936	$22,844
Adjustments to GAAP net income:
Stock-based compensation expense:
Research, development and other related costs	589	700	601	528	690	1,006	1,109	1,200
Selling, general and administrative	1,915	1,939	2,545	2,595	1,829	2,558	1,777	1,860
Amortization of acquired intangibles:	4,603	4,570	4,599	4,699	4,696	4,691	5,186	6,051
Restructuring, impairment of long-lived assets and other charges	1,039	488	67	(11,933)	—	—	(3,787)	—
Tax adjustments for non-GAAP items	—	—	(68,343)	1,461	(2,348)	(2,558)	(2,375)	(2,302)
Non-GAAP net income from continuing operations	$41,571	$10,213	$42,152	$33,669	$40,435	$31,466	$34,846	$29,653
Non-GAAP net income per common share - diluted	$0.76	$0.19	$0.78	$0.62	$0.74	$0.58	$0.65	$0.57
Weighted average number of shares used in per share calculation-diluted*	54,720	54,320	54,351	54,524	54,481	54,107	53,543	52,383

*	Non-GAAP diluted shares are based on the GAAP diluted shares adjusted for stock-based compensation expense and tax effect.

The following table presents our revenues as recurring and episodic revenue, consistent with how management reviews our quarterly revenues:

	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
Revenues:
Recurring revenue	$23,391	$35,786	$47,334	$43,314	$51,850	$63,188	$66,426	$60,836
Episodic revenue	64,945	1,427	46,000	16,610	28,000	1,000	1,000	1,000
Total revenues	$88,336	$37,213	$93,334	$59,924	$79,850	$64,188	$67,426	$61,836

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

Tessera Technologies, Inc.’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Tessera Technologies, Inc.’s management, we determined that Tessera Technologies, Inc.’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of Tessera Technologies, Inc.’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, Tessera Technologies, Inc.’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”).
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tessera Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tessera Technologies, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in 2015.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 22, 2016

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$22,599	$50,908
Short-term investments	359,145	383,513
Accounts receivable, net	1,784	4,478
Short-term deferred tax assets	—	19,334
Other current assets	28,130	17,277
Total current assets	411,658	475,510
Property and equipment, net	3,748	4,322
Intangible assets, net	95,089	72,925
Long-term deferred tax assets	15,649	21,759
Other assets	13,208	2,607
Total assets	$539,352	$577,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,090	$3,509
Accrued legal fees	2,621	4,143
Accrued liabilities	10,262	13,284
Deferred revenue	6,805	10,217
Other current liabilities	—	2,873
Total current liabilities	20,778	34,026
Long-term deferred tax liabilities	255	187
Other long-term liabilities	3,162	1,551
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 58,692 and 57,800 shares issued, respectively, and 50,294 and 52,840 shares outstanding, respectively	58	58
Additional paid-in capital	599,186	576,341
Treasury stock at cost; 8,398 and 4,960 shares of common stock at each period end, respectively	(229,513)	(106,231)
Accumulated other comprehensive loss	(1,437)	(333)
Retained earnings	146,863	71,524
Total stockholders’ equity	515,157	541,359
Total liabilities and stockholders’ equity	$539,352	$577,123
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Royalty and license fees	$273,300	$278,807	$168,811
Total revenues	273,300	278,807	168,811
Operating expenses:
Cost of revenues	566	384	178
Research, development and other related costs	32,181	32,270	28,063
Selling, general and administrative	43,592	47,208	62,580
Amortization expense	20,624	18,471	19,269
Litigation expense	14,135	25,116	60,310
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents	—	(10,338)	4,668
Total operating expenses	111,098	113,111	175,068
Operating income (loss)	162,202	165,696	(6,257)
Other income and expense, net	3,432	1,550	1,208
Income (loss) before taxes from continuing operations	165,634	167,246	(5,049)
Provision for (benefit from) income taxes	48,517	(7,697)	35,860
Income (loss) from continuing operations	117,117	174,943	(40,909)
Loss from discontinued operations, net of tax	(101)	(4,489)	(144,646)
Net income (loss)	$117,016	$170,454	$(185,555)
Income (loss) per share:
Income (loss) from continuing operations:
Basic	$2.26	$3.31	$(0.77)
Diluted	$2.23	$3.27	$(0.77)
Loss from discontinued operations:
Basic	$—	$(0.08)	$(2.71)
Diluted	$—	$(0.08)	$(2.71)
Net income (loss):
Basic	$2.26	$3.23	$(3.48)
Diluted	$2.23	$3.18	$(3.48)
Cash dividends declared per share	$0.80	$0.92	$0.70
Weighted average number of shares used in per share calculations-basic	51,802	52,819	53,346
Weighted average number of shares used in per share calculations-diluted	52,586	53,563	53,346
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$117,016	$170,454	$(185,555)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities, net of tax	(1,104)	(466)	14
Other comprehensive income (loss)	(1,104)	(466)	14
Comprehensive income (loss)	$115,912	$169,988	$(185,541)
The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2012	52,293	$53	$480,347	654	$(10,642)	$119	$172,548	$642,425
Net loss	—	—	—	—	—	—	(185,555)	(185,555)
Other comprehensive income	—	—	—	—	—	14	—	14
Cash dividends paid on company common stock	—	—	—	—	—	—	(37,588)	(37,588)
Issuance of common stock in connection with exercise of stock options	2,031	1	33,520	—	—	—	—	33,521
Issuance of common stock in connection with employee common stock purchase plan	288	—	3,417	—	—	—	—	3,417
Issuance of restricted stock, net of shares canceled	351	1	—	—	—	—	—	1
Repurchases of common stock	(1,521)	—	(25)	1,521	(29,276)	—	—	(29,301)
Stock-based compensation expense	—	—	13,503	—	—	—	—	13,503
Balance at December 31, 2013	53,442	$55	$530,762	2,175	$(39,918)	$133	$(50,595)	$440,437
Net loss	—	—	—	—	—	—	170,454	170,454
Other comprehensive income	—	—	—	—	—	(466)	—	(466)
Cash dividends paid on company common stock	—	—	—	—	—	—	(48,335)	(48,335)
Issuance of common stock in connection with exercise of stock options	1,797	2	32,578	—	—	—	—	32,580
Issuance of common stock in connection with employee common stock purchase plan	137	—	1,700	—	—	—	—	1,700
Issuance of restricted stock, net of shares canceled	249	1	—	—	—	—	—	1
Repurchases of common stock, shares exchanged				29	(761)			(761)
Repurchases of common stock	(2,785)	—	—	2,756	(65,552)	—	—	(65,552)
Stock-based compensation expense	—	—	13,269	—	—	—	—	13,269
Tax effect from employee stock option plan	—	—	(1,968)	—	—	—	—	(1,968)
Balance at December 31, 2014	52,840	$58	$576,341	4,960	$(106,231)	$(333)	$71,524	$541,359
Net income	—	—	—	—	—	—	117,016	117,016
Other comprehensive loss	—	—	—	—	—	(1,104)	—	(1,104)
Cash dividends paid on company common stock	—	—	—	—	—	—	(41,677)	(41,677)
Issuance of common stock in connection with exercise of stock options	465	—	8,995	—	—	—	—	8,995
Issuance of common stock in connection with employee common stock purchase plan	77	—	1,665	—	—	—	—	1,665
Issuance of restricted stock, net of shares canceled	350	—	—	—	—	—	—	—
Repurchases of common stock, shares exchanged	(105)			105	(4,047)			(4,047)
Repurchases of common stock	(3,333)	—	—	3,333	(119,235)	—	—	(119,235)
Stock-based compensation expense	—	—	11,517	—	—	—	—	11,517
Tax effect from employee stock option plan	—	—	668	—	—	—	—	668
Balance at December 31, 2015	50,294	$58	$599,186	8,398	$(229,513)	$(1,437)	$146,863	$515,157

The accompanying notes are an integral part of these consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$117,016	$170,454	$(185,555)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment	1,590	1,834	15,937
Amortization of intangible assets	20,624	18,472	22,330
Stock-based compensation expense	11,517	13,269	13,503
Gain on disposal of property and equipment and other assets, net	—	(19,618)	(8,975)
Impairment of goodwill	—	—	6,664
Non-cash restructuring, impairment of long-lived assets and other charges	—	820	64,716
Deferred income tax and other, net	18,809	(44,042)	22,735
Amortization of premium or discount on investments and other	(2,601)	(144)	3,104
Tax effect from employee stock option plan	668	(1,968)	—
Excess tax benefits from employee stock option plan	(726)	—	—
Patents acquired through settlement agreements	—	(4,280)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,694	(1,217)	8,445
Inventories	—	—	1,123
Other assets	(10,051)	5,307	(2,568)
Accounts payable	(2,685)	566	(5,887)
Accrued legal fees	(1,819)	(5,749)	(1,537)
Accrued and other liabilities	(5,074)	(8,568)	1,608
Deferred revenue	(3,412)	9,068	(3,720)
Net cash from operating activities	146,550	134,204	(48,077)
Cash flows from investing activities:
Purchases of property and equipment	(1,002)	(1,769)	(20,111)
Proceeds from sale of property and equipment and other assets	—	31,173	19,708
Purchases of short-term available-for-sale investments	(298,848)	(301,629)	(233,888)
Proceeds from maturities and sales of short-term investments	324,713	203,659	285,598
Acquisition, net of cash acquired	(38,561)	(2,450)	—
Purchases of intangible assets	(7,588)	(5,635)	(3,360)
Net cash from investing activities	(21,286)	(76,651)	47,947
Cash flows from financing activities:
Dividend paid	(41,677)	(48,335)	(37,588)
Excess tax benefit from stock-based compensation	726	—	—
Proceeds from exercise of stock options	8,995	32,581	33,497
Proceeds from employee stock purchase program	1,665	1,700	3,417
Repurchase of common stock	(123,282)	(66,313)	(29,276)
Net cash from financing activities	(153,573)	(80,367)	(29,950)
Net increase (decrease) in cash and cash equivalents	(28,309)	(22,814)	(30,080)
Cash and cash equivalents at beginning of period	50,908	73,722	103,802
Cash and cash equivalents at end of period	$22,599	$50,908	$73,722

Supplemental disclosure of cash flow information:
Income taxes paid, net	$36,781	$29,053	$10,703

Supplemental disclosure of non-cash investing activities:
Property and equipment included in accounts payable and accrued liabilities	$—	$—	$372
The accompanying notes are an integral part of these consolidated financial statements.

F- 6

TESSERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc., including its Invensas, FotoNation and Ziptronix subsidiaries (the "Company"), licenses its technologies and intellectual property to customers for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3D-IC”) technologies, among others. Our technologies include semiconductor packaging and interconnect solutions, including xFD®, BVA®, ZiBond®, and DBI®, and products and solutions for mobile and computational imaging, including our FaceTools®, FacePower®, FotoSavvy®, DigitalApertureTM, IrisCam™, LifeFocus™, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, and image stabilization intellectual property.
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
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. The most significant of these reclassifications are as follows:

•	Amortization expense is now shown separately on the Consolidated Statements of Operations.

•	Certain balance sheet items from 2014 have been grouped together to conform with current periods presented.
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
Financial Instruments
Investments consist primarily of municipal bonds and notes, corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and money market funds. Investments with remaining maturities from original purchase date of three months or less are considered to be cash equivalents. Investments with remaining maturities from original purchase date greater than three months are generally classified as available-for-sale, if required, in current operations, and are classified as short-term investments. Investments determined to lack an active market for a period greater than 12 months are classified as available-for-sale and classified as long-term investments. The Company’s cash equivalents and short-term investments are classified as available-for-sale. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive income and reported as a separate component of stockholders’ equity. The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s ability and intent to hold the security until maturity on a more-likely-than-not basis. If the declines in the fair value of the investments are determined to be other-than-temporary, the Company reports the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividend income and realized gains or losses are included in other income and expense, net.
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
At December 31, 2015, the Company had four customers representing 26%, 21%, 13% and 12% of aggregate gross trade receivables. At December 31, 2014, the Company had two customers representing 60% and 11% of aggregate gross trade receivables.
The following table sets forth revenues generated from customers which comprise 10% or more of total revenues for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Samsung Electronics, Co. Ltd.	19%	24%	11%
Micron Technology, Inc.	15%	*%	*%
Amkor Technologies, Inc.	14%	*%	*%
SK hynix Inc.	13%	11%	26%
Powertech Technology Inc.	*%	34%	* %
Sony Corporation	*%	*%	18%

*	denotes less than 10% of total revenues.
Goodwill and identified intangible assets
Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. The Company reviews impairment of goodwill annually in the fourth quarter. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company concludes it is more-likely-than-not that the fair value of a reporting unit exceeds its carrying amount, it need not perform the two-step impairment test.
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
For further discussion of goodwill and identified intangible assets, see “Note 9 – Goodwill and Identified Intangible Assets.”
Treasury stock
The Company accounts for stock repurchases using the cost method. For reissuance of treasury stock, to the extent that the reissuance price is more than the cost, the excess is recorded as an increase to capital in excess of par value. If the reissuance price is less than the cost, the difference is recorded in capital in excess of par value to the extent there is a cumulative treasury stock paid-in capital balance. Once the cumulative balance is reduced to zero, any remaining difference resulting from the sale of treasury stock below cost is recorded as a reduction of retained earnings.
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
The Company recognizes revenue from litigation settlements when payments are received which is deemed to be when collectability is reasonably assured.
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
Research, development and other related costs
Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale and multi-chip packaging, circuitry design, 3D-IC architectures, wafer-level packaging technology, advanced substrates, and image enhancement technology. All research, development and other related costs are expensed as incurred.
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
Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. See Note 12 – “Stock-based Compensation Expense” for additional detail.
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
The provision for income taxes was comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change. See Note 13 – “Income Taxes” for additional detail.

Contingencies
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 14 – "Commitments and Contingencies,” for further information regarding the Company’s pending litigation.
Property and equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The depreciable lives range from one to five years.
NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The adoption of ASU 2015-16 did not have a material effect on the Company’s consolidated financial statements or disclosures.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued this ASU as part of its ongoing simplification initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in this ASU align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted this guidance prospectively as of December 31, 2015. The adoption of ASU 2015-17 required short-term deferred tax assets be reclassified to long-term deferred tax assets. The adoption did not have any other material effect on the Company’s consolidated financial statements or disclosures.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2018 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. At this time, some of the current guidance impacting the intellectual property licensing industry has not been finalized. Therefore, the Company is still considering how the guidance might affect its financial reporting once finalized.
In June 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it

relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The implementation of this guidance will not have a material impact to the disclosures in the Company’s consolidated financial statements.
NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Prepaid income taxes	$22,890	$12,841
Interest receivable	2,427	2,138
Other	2,813	2,298
	$28,130	$17,277

Accrued liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Employee compensation and benefits	$6,848	$10,734
Other	3,414	2,550
	$10,262	$13,284

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Unrealized loss on available-for-sale securities, net of tax	$(1,437)	$(333)
	$(1,437)	$(333)
NOTE 5 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$257,461	$7	$(1,286)	$256,182
Municipal bonds and notes	70,772	12	(81)	70,703
Commercial paper	5,377	3	—	5,380
Treasury and agency notes and bills	26,973	—	(93)	26,880
Money market funds	715	—	—	715
Total available-for-sale securities	$361,298	$22	$(1,460)	$359,860
Reported in:
Cash and cash equivalents				$715
Short-term investments				359,145
Total marketable securities				$359,860

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$282,279	$13	$(538)	$281,754
Municipal bonds and notes	37,201	15	(1)	37,215
Treasury and agency notes and bills	41,271	10	(13)	41,268
Commercial paper	33,774	2	(1)	33,775
Money market funds	20,883	—	—	20,883
Total available-for-sale securities	$415,408	$40	$(553)	$414,895
Reported in:
Cash and cash equivalents				$31,382
Short-term investments				383,513
Total marketable securities				$414,895

At December 31, 2015 and December 31, 2014, the Company had $381.7 million and $434.4 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $21.9 million and $19.5 million at December 31, 2015 and December 31, 2014, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2015, 2014 and 2013.
Unrealized losses (net of unrealized gains) of $0.9 million, net of tax, as of December 31, 2015, were related to a temporary decrease in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of December 31, 2015 because the Company has the ability to hold these investments to allow for recovery, and does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the years ended December 31, 2015, 2014 and 2013, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at December 31, 2015 and 2014, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

December 31, 2015	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$183,491	$(1,162)	$70,447	$(124)	$253,938	$(1,286)
Municipal bonds and notes	60,976	(81)	—	—	60,976	(81)
Treasury and agency notes	26,880	(93)	—	—	26,880	(93)
Total	$271,347	$(1,336)	$70,447	$(124)	$341,794	$(1,460)

December 31, 2014	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$240,165	$(535)	$5,453	$(3)	$245,618	$(538)
Municipal bonds and notes	1,061	(1)	—	—	1,061	(1)
Commercial paper	9,482	(1)	—	—	9,482	(1)
Treasury and agency notes and bills	16,245	(13)	—	—	16,245	(13)
Total	$266,953	$(550)	$5,453	$(3)	$272,406	$(553)

The estimated fair value of marketable securities by contractual maturity at December 31, 2015 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$153,396
Due in one to two years	119,693
Due in two to three years	86,771
Total	$359,860
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

•
In 2014, the Company announced a restructuring of its DigitalOptics segment to cease all remaining manufacturing operations resulting in the impairment charges related to the Company's long-lived assets. For the year ended December 31, 2013, the Company incurred cumulative charges, which include continuing and discontinued operations in total, of $5.9 million in severance and $70.9 million in impairment of long-lived assets and other charges.

•
In 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these efforts, the Company is no longer operating facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan. As a result of these actions, certain assets were impaired or were written off entirely and restructuring and other charges were taken in 2013. All material assets of these operations were sold or licensed to a third party in December 2014 generating a gain of $7.6 million which is included in discontinued operations.

For more information regarding these actions, see Note 9 - "Goodwill and Identified Intangible Assets" and Note 16 - "Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents."
The businesses discussed above are considered discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within all statements of operations presented and the current balance sheet.

The results from discontinued operations were as follows (in thousands):

	Years Ended December 31,
	2015	2014		2013
Revenues:
Product and service revenues	$—	$32		$6,524
Total revenues	—	32		6,524
Operating expenses:
Cost of revenues	—	21		12,276
Research, development and other related costs	—	6,190		60,117
Selling, general and administrative	389	6,254		11,833
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents	(371)	(3,178)	(1)	72,280	(2)
Impairment of goodwill	—	—		6,548	(3)
Total operating expenses	18	9,287		163,054
Other income and (expense), net	—	629		572
Operating loss before taxes	(18)	(8,626)		(155,958)
Expense (benefit) from income taxes	83	(4,137)		(11,312)
Net loss from discontinued operations	$(101)	$(4,489)		$(144,646)

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

(3) See Note 9 – "Goodwill and Identified Intangible Assets."

The current assets and current liabilities of discontinued operations were as follows (in thousands):

	December 31, 2015	December 31, 2014
Accounts receivable and other assets, net	$—	$390
Property and equipment, net	—	—
Total assets of discontinued operations	$—	$390

Accrued liabilities (1)	$—	$2,873
Total liabilities of discontinued operations	$—	$2,873

(1) The December 31, 2014 balances relate to the cessation of all mems|cam manufacturing operations. This amount included lease obligations and employee severance which were settled in cash in the first half of 2015. This amount is included in "Other current liabilities" on the condensed consolidated balance sheet.

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

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2014 and December 31, 2015.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2015 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds (1)	$715	$715	$—	$—
Corporate bonds and notes (2)	256,182	—	256,182	—
Municipal bonds and notes (2)	70,703	—	70,703	—
Treasury and agency notes and bills (2)	26,880	—	26,880	—
Commercial paper (2)	5,380	—	5,380	—
Total Assets	$359,860	$715	$359,145	$—
The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2015:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds (1)	$20,883	$20,883	$—	$—
Corporate bonds and notes (2)	281,754	—	281,754	—
Municipal bonds and notes (2)	37,215	—	37,215	—
Treasury and agency notes and bills (2)	41,268	—	41,268	—
Commercial paper (3)	33,775	—	33,775	—
Total Assets	$414,895	$20,883	$394,012	$—

The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2014:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.

Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Assets held for sale	Assets included in discontinued operations and held for sale		Other
Balance at December 31, 2013	$—	$9,720	(1)	$—
Assets transferred	—	1,398		—
Assets sold	—	(11,118)	(2)	—
Assets received	—	—		4,280
Balance at December 31, 2014	$—	$—		$4,280
Assets transferred	—	—		—
Assets sold	—	—		—
Assets received	—	—		—
Balance at December 31, 2015	$—	$—		$4,280	(3)

(1) Comprised of assets remaining after the sale of the Micro-Optics business located in Charlotte, North Carolina, which was completed in August 2013 and assets remaining as a result of the cessation of the Company's mems|cam manufacturing activities. See Note 6 - "Discontinued Operations" for more information. These assets are carried at market value as determined by specific third party quotes.

(2) The assets in footnote 1 above were sold in 2014. These assets sold for $17.1 million in the aggregate and resulted in a gain of $5.8 million.

(3) This amount represents the value of the patents that were received as part of licensing settlements with customers. These assets were valued using a methodology based on an arms-length purchase price of bulk patent assets, with adjustments based on limited pick rights, the total available market, and remaining average patent life. The value above is gross and the accumulated amortization to date is $1.0 million.
NOTE 8 - BUSINESS COMBINATIONS

Ziptronix
On August 27, 2015, the Company completed its acquisition of Ziptronix, Inc. (“Ziptronix”) for approximately $39 million in cash, net of $1.5 million in working capital (which includes $1.9 million in cash) acquired. Approximately $0.7 million of the consideration was withheld until certain employees complete the term of their employment obligations. The acquisition expands the Company's existing advanced packaging capabilities by adding a low-temperature wafer bonding technology platform that will accelerate delivery of 2.5D and 3D-IC solutions to semiconductor industry customers.
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
Purchase price allocation
In accordance with the accounting guidance on business combinations, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Based upon the fair values acquired, the purchase price allocation is as follows (unaudited, in thousands):

	Amount		Estimated Useful Life (Years)
Net tangible assets and liabilities:
Unbilled contract asset	$3,380
Deferred tax assets and liabilities, net	(7,671)	(1)
Other accrued liabilities	(385)
	$(4,676)
Identified intangible assets:
Patents/existing technology	$32,300		5-8
Trade name	1,300		8
Customer relationships	1,600		2
Goodwill	8,037	(2)	N/A
	$43,237

Total purchase price	$38,561

(1) The $7.7 million of deferred tax assets and liabilities, net is the anticipated tax effect from the amortization of identified intangible assets acquired, net of tax benefits from operating losses the Company expects to utilize.

(2) The Company does not anticipate that any of this goodwill will be deductible for tax purposes.
The amounts of revenue and earnings that would have been included in the Company’s condensed consolidated statement of operations for the year ended December 31, 2015 for the combined entity had the acquisition date been January 1, 2014, are as follows (unaudited, in thousands):

	Revenue		Earnings
Actual for the year ended December 31, 2014	$278,807		$170,454
Actual for the year ended December 31, 2015	$273,300		$117,016
Supplemental pro forma for the year ended December 31, 2014 (unaudited)	$282,637		$167,165	(1)
Supplemental pro forma for the year ended December 31, 2015 (unaudited)	$304,615	(3)	$137,595	(1) (2) (3)

(1) Includes $5.6 million in pre-tax amortization costs related to the intangible assets acquired.
(2) Excludes $3.1 million in acquisition related costs, primarily financial advisor fees and contract settlement costs incurred by Ziptronix in connection with the acquisition.
(3) Almost all of the revenue and earnings related to Ziptronix in this period is the result of one-time license fee payments during the three months ended March 31, 2015 (unaudited).
NOTE 9 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

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

In 2015, the Company assessed goodwill impairment for its reporting unit. As of September 30, 2015, the Company assessed goodwill impairment for its reporting unit by performing a qualitative assessment and no impairment of goodwill was indicated as the Company concluded that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the fourth quarter of the year ended December 31, 2015.
The changes to the carrying value of goodwill from January 1, 2014 through December 31, 2015 are reflected below (in thousands):

December 31, 2013	$—
Goodwill acquired	2,099
December 31, 2014	$2,099
Goodwill acquired through the acquisition of Ziptronix, Inc. (1)	8,037

December 31, 2015	$10,136	(2)
(1) For more information regarding this transaction, see Note 8 - "Business Combinations."
(2) This amount is included in "Other assets" on the consolidated balance sheet.
Identified intangible assets consisted of the following (in thousands):

		December 31, 2015			December 31, 2014
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology (1)	3-15	$140,345	$(79,128)	$61,217	$132,157	$(62,053)	$70,104
Existing technology (2)	5-10	50,620	(20,182)	30,438	18,700	(17,932)	768
Customer contracts	3-9	10,200	(7,792)	2,408	8,600	(6,569)	2,031
Trade name	4-10	1,600	(574)	1,026	520	(498)	22
		$202,765	$(107,676)	$95,089	$159,977	$(87,052)	$72,925
(1) In 2014, $5.9 million in patents were purchased and $4.3 million in patents were received through litigation settlements.
(2) In 2015, $31.7 million of existing technology was acquired through our acquisition of Ziptronix. For more information regarding this existing technology, see Note 8 - "Business Combinations."
Amortization expense for the years ended December 31, 2015, 2014, and 2013 amounted to $20.6 million, $18.5 million and $19.3 million, respectively. As of December 31, 2015, the estimated future amortization expense of intangible assets is as follows (in thousands):

2016	$23,570
2017	21,029
2018	18,713
2019	10,279
2020	6,133
Thereafter	15,365
$95,089

NOTE 10 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2015, 2014 and 2013.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2015	2014	2013

Weighted average common shares outstanding	51,841	52,898	53,431
Unvested common shares subject to repurchase	(39)	(79)	(85)
Total common shares-basic	51,802	52,819	53,346
Effect of dilutive securities:
Stock awards	343	346	—
Restricted stock awards and units	441	398	—
Total common shares-diluted	52,586	53,563	53,346

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
For the years ended December 31, 2015, 2014 and 2013 in the calculation of net income (loss) per share, 0.1 million, 1.5 million and 2.8 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income (loss) per share as they were anti-dilutive.
NOTE 11 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2015, the total amount authorized for repurchases is $250.0 million. As of December 31, 2015, the Company had repurchased a total of approximately 8,234,000 shares of common stock, since inception of the plan, at an average price of $27.22 per share for a total cost of $224.1 million. As of December 31, 2014, the Company had repurchased a total of approximately 4,901,000 shares of common stock, since inception of the plan, at an average price of $21.39 per share for a total cost of $104.9 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2015, the total amount available for repurchase was $25.9 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and non-statutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of December 31, 2015, there were approximately 3.9 million shares reserved for future grant under this plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

		Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2012	7,099	$17.80
Options granted	1,204	$19.00
Options exercised	(2,031)	$16.51
Options canceled / forfeited / expired	(2,355)	$18.59
Balance at December 31, 2013	3,917	$18.37
Options granted	220	$22.29
Options exercised	(1,797)	$18.13
Options canceled / forfeited / expired	(724)	$18.00
Balance at December 31, 2014	1,616	$19.34
Options granted	84	$36.60
Options exercised	(465)	$19.35
Options canceled / forfeited / expired	(93)	$19.04
Balance at December 31, 2015	1,142	$20.63	7.39	$11,369

Vested and expected to vest at December 31, 2015	1,040		7.30	$10,559
Exercisable at December 31, 2015	502		6.52	$5,603

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$12.52 - $14.91	137	6.07	$14.10	100	$13.92
$15.35 - $18.74	73	6.31	$16.90	43	$17.03
$18.84 - $18.84	367	7.94	$18.84	148	$18.84
$18.89 - $19.08	118	7.71	$19.02	73	$19.04
$19.33 - $20.01	68	6.94	$19.68	29	$19.61
$20.43 - $20.43	134	7.47	$20.43	47	$20.43
$20.63 - $26.34	128	7.19	$23.50	40	$24.44
$28.20 - $44.27	117	7.93	$35.27	24	$33.03
$12.52 - $44.27	1,142	7.39	$20.63	502	$19.04

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of December 31, 2015 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2012	715	116	831	$16.36
Awards and units granted	596	358	954	$19.26
Awards and units vested / earned	(262)	(27)	(289)	$17.45
Awards and units canceled / forfeited	(312)	(99)	(411)	$16.77
Balance at December 31, 2013	737	348	1,085	$18.46
Awards and units granted	222	309	531	$22.41
Awards and units vested / earned	(289)	—	(289)	$18.85
Awards and units canceled / forfeited	(168)	(24)	(192)	$17.91
Balance at December 31, 2014	502	633	1,135	$20.30
Awards and units granted	472	90	562	$39.77
Awards and units vested / earned	(240)	(144)	(384)	$20.17
Awards and units canceled / forfeited	(44)	(60)	(104)	$21.54
Balance at December 31, 2015	690	519	1,209	$29.28

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
As of December 31, 2015, there were approximately 496,440 shares reserved for grant under the ESPP and the International ESPP, collectively.
Dividends
Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. The Company began paying a $0.10 quarterly dividend in the second quarter of 2012 and also paid special dividends in 2013 and 2014. In February 2015, the Company updated its capital allocation strategy.  Given the change in business approach that moves us away from backward looking “episodic” payments, the Company discontinued the once-a-year payment of special dividends on episodic proceeds and instead doubled the quarterly dividend to $0.20 per share effective in March 2015. Dividends declared were $0.80, $0.92 and $0.70 per common share in 2015, 2014 and 2013, respectively.
NOTE 12 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenues	$—	$18	$50
Research, development and other related costs	4,005	2,823	3,591
Selling, general and administrative	7,512	10,428	9,862
Total stock-based compensation expense	11,517	13,269	13,503
Tax effect on stock-based compensation expense	(3,107)	(1,968)	—
Net effect on net income (loss)	$8,410	$11,301	$13,503

Stock-based compensation expense categorized by various equity components for the years ended December 31, 2015, 2014 and 2013 is summarized in the table below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Employee stock options	$2,676	$3,336	$7,815
Restricted stock awards and units	8,232	9,322	4,317
Employee stock purchase plan	609	611	1,371
Total stock-based compensation expense	$11,517	$13,269	$13,503

During the years ended December 31, 2015, 2014 and 2013, the Company granted stock options covering 84,000, 220,000 and 1,204,000 shares, respectively. The 2015, 2014 and 2013 estimated per share fair value of those grants was $8.57, $5.71 and $6.82, respectively, before estimated forfeitures.
The total fair value of restricted stock awards vested during the years ended December 31, 2015, 2014 and 2013 was $7.7 million, $5.5 million and $5.0 million, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $9.3 million, $13.3 million and $6.8 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
As of December 31, 2015, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $3.0 million to be recognized over an estimated weighted average amortization period of 2.0 years and $11.1 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.2 years. As of December 31, 2014, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $5.0 million to be recognized over an estimated weighted average amortization period of 2.6 years and $5.4 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.0 years.
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
The following assumptions were used to value the options granted:

	Years Ended December 31,
	2015	2014	2013
Expected life (in years)	3.8	4.9	5.0
Risk-free interest rate	1.1 - 1.4%	1.6 - 1.8%	0.8 - 1.8%
Dividend yield	2.1 - 2.9%	3.4 - 4.1%	2.1 - 3.8%
Expected volatility	34.0 - 35.6%	37.3 - 41.4%	44.2 - 59.5%

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2015	2014	2013
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	0.4 - 0.7%	0.3 - 0.5%	0.3 - 0.4%
Dividend yield	2.1 - 3.4%	3.4 - 3.5%	2.3 - 3.8%
Expected volatility	29.7 - 30.0%	27.6 - 30.6%	38.9 - 40.6%
For the years ended December 31, 2015, 2014 and 2013, an aggregate of 77,000, 137,000 and 288,000 common shares, respectively, were purchased pursuant to the ESPP.
Modifications
From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. As a result of modifications related to former employees, the Company incurred stock-based compensation expense of $0.3 million, $(0.3) million, and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
NOTE 13 – INCOME TAXES
The components of total income (loss) before taxes from continuing operations are as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
U.S.	$151,862	$155,757	$(36,096)
Foreign	13,772	11,489	31,047
Total income (loss) before taxes from continuing operations	$165,634	$167,246	$(5,049)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
U.S. federal	$2,737	$(797)	$(4,350)
Foreign	26,275	31,824	14,967
State and local	319	8	8
Total current	29,331	31,035	10,625
Deferred:
U.S. federal	23,478	(38,732)	25,235
Foreign	(4,138)	—	—
State and local	(154)	—	—
Total deferred	19,186	(38,732)	25,235
Provision for (benefit from) income taxes	$48,517	$(7,697)	$35,860
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$15,268	$15,053
Research tax credit	5,438	8,332
Foreign tax credit	5,587	22,885
Expenses not currently deductible	12,453	15,096
Basis difference in fixed and intangible assets	4,227	7,090
Gross deferred tax assets	42,973	68,456
Valuation allowance	(13,852)	(27,087)
Net deferred tax assets	29,121	41,369
Deferred tax liabilities
Acquired intangible assets, foreign	(13,597)	(276)
Unremitted earnings of foreign subsidiaries	(130)	(187)
Net deferred tax assets	$15,394	$40,906

At December 31, 2015 and 2014, the Company had a valuation allowance of $13.9 million and $27.1 million, respectively, related to federal, state, and foreign tax attributes that the Company believes to be not realizable on a more-likely-than-not basis. The decrease of $13.2 million was due to a valuation allowance that was released against certain deferred tax assets, primarily consisting of Ireland deferred tax assets, as the Company concluded such assets were realizable. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company's net deferred tax assets during the 2015 year, the Company determined that it was more likely than not that it would realize certain deferred tax assets given current certainties regarding the timing of profits and forecasted future profitability within the Ireland tax jurisdiction. The Company will continue to monitor the likelihood that it will be able to recover the deferred tax assets in the future, including those for which a valuation allowance is still recorded. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	(35.0)%
State, net of federal benefit	—	—	0.1
Stock-based compensation expense	0.5	0.3	4.0
Tax exempt interest	(0.1)	—	(2.6)
Research tax credit and other	(0.3)	(0.3)	(11.2)
Foreign withholding tax	15.7	18.8	292.5
Foreign losses not benefited	—	—	(32.8)
Foreign tax rate differential	(2.8)	(2.2)	(7.4)
Foreign tax credit	(15.3)	(17.9)	—
Change in valuation allowance	(3.0)	(38.7)	491.1
Others	(0.4)	0.4	11.5
Total	29.3%	(4.6)%	710.2%

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $15.0 million and state net operating loss carryforwards of approximately $64.8 million. The federal net operating loss carryforwards are carried over from Ziptronix, Inc., acquired in 2015. The state net operating loss carryforwards are carried over from acquired entities, Siimpel Corporation in 2010 and Ziptronix, Inc. in 2015. These operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2016, and will continue to expire through 2031. In addition, the Company has research tax credit carryforwards of approximately $0.3 million for federal purposes, which were carried over from Ziptronix, Inc. The federal research tax credit will start to expire in 2020, and will continue to expire through 2033. The Company also has research tax credit carryforwards of approximately $5.4 million for state purposes and $1.3 million for foreign purposes, which under current law will not expire. The Company has $5.6 million of foreign tax credit carryforwards which will expire in 2023. Under the provisions of the Internal Revenue Code, substantial changes in the Company or its subsidiaries' ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income.

In 2015, the Company reduced the California net operating loss carryforwards by $45.0 million resulting from the Gillette Co. vs. Franchise Tax Board court case that was concluded by the California Supreme Court on December 31, 2015. The California Supreme Court concluded that the Multistate Tax Compact’s three factor equal weighted formula apportionment method was an improper method, and the single sales factor method enacted in 2011 was held to be the proper method to apportion income to California. Accordingly, the Company reduced its California net operating loss carryforward to reflect the California Supreme Court decision. This reduction of California net operating loss carryforwards does not impact the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations.

The Company plans to permanently reinvest the unremitted earnings of its non-U.S. subsidiaries except for the Company's Israel subsidiary where the closure of this subsidiary is imminent following the Company's announcement to restructure its DigitalOptics business and cease its MEMS manufacturing operations. The Company has accrued a deferred tax liability of $0.1 million for the withholding taxes that would arise on the distribution of the Israel subsidiary's earnings.

As of December 31, 2015, unrecognized tax benefits approximated $3.1 million, (which is included in other long-term liabilities on the Consolidated Balance Sheet), of which $2.4 million would affect the effective tax rate if recognized. As of December 31, 2014, unrecognized tax benefits approximated $2.7 million, of which $1.1 million would affect the effective tax rate if recognized. As of December 31, 2015, it is reasonably possible that unrecognized tax benefits may decrease by $0.2 million in the next 12 months due to the expected lapse of statute of limitation relating to foreign tax incentives.

The reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Total unrecognized tax benefits at January 1	$2,734	$5,031	$4,831
Gross increases and decreases due to tax positions taken in prior periods	699	(193)	18
Gross increases and decreases due to tax positions taken in the current period	103	150	290
Gross increases and decreases due to settlements with taxing authorities	—	(2,023)	(87)
Gross increases and decreases due to lapses in applicable statutes of limitations	(465)	(231)	(21)
Total unrecognized tax benefits at December 31	$3,071	$2,734	$5,031

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2015, 2014, and 2013, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. For the years ended December 31, 2015 and 2014, the Company accrued $0.5 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.

At December 31, 2015, the Company’s 2010 through 2015 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company recently completed an Internal Revenue Service examination related to its 2008 and 2009 tax returns which resulted in minimal changes to the statement of operations. The audit was settled last year but the Company is currently disputing the interest calculation for the audit assessment amount. The Company is currently under an Internal Revenue Service examination for the 2010 - 2013 tax years. The Company also is currently under examination in California for the 2011 and 2012 tax years. The Company cannot estimate the financial outcome of the Internal Revenue Service and California examinations. The Company is not currently under foreign income tax examination.

NOTE 14 – COMMITMENTS AND CONTINGENCIES
Lease and Purchase Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2015, 2014 and 2013 amounted to $2.1 million, $3.6 million and $3.9 million, respectively.
As of December 31, 2015, future minimum lease payments are as follows (in thousands):

Lease Obligations
2016	$2,317
2017	2,232
2018	2,269
2019	2,103
2020	1,645
Thereafter	—
$10,566
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

Tessera, Inc. v. Toshiba Corporation, Civil Action No. 5:15-cv-02543-BLF (N.D. Cal.)
On May 12, 2015, Tessera, Inc. filed a complaint against Toshiba Corporation (“Toshiba”) in California Superior Court, in Santa Clara County. Tessera, Inc.’s complaint alleges causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief, generally alleging that Toshiba underpaid royalties and failed to cooperate with audits conducted pursuant to the parties’ license agreement.
On June 8, 2015, Toshiba removed the action to the U.S. District Court for the Northern District of California.
On June 18, 2015, Toshiba filed its answer, affirmative defenses, and counterclaims to Tessera, Inc.’s complaint. Toshiba alleges counterclaims for declaratory judgment and breach of the implied warranty of good faith and fair dealing. The counterclaims seek, among other things, judicial determinations about the interpretation of the parties’ agreement, termination of the agreement, an accounting of the amount of alleged overpayments by Toshiba, restitution, and damages. On July 10, 2015, Tessera, Inc. filed its answer and affirmative defenses to Toshiba’s counterclaims.
On October 15, 2015, the Court held an initial case management conference and established the case schedule. An initial summary judgment hearing on contract issues is scheduled for September 22, 2016. The fact discovery cutoff is October 31, 2016, and the expert discovery cutoff is January 23, 2017. A hearing on any remaining motions for summary judgment is set for March 16, 2017. Trial is scheduled to begin on June 19, 2017.
Other Litigation Matters
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

These existing and any future legal actions may harm the Company’s business. For example, they could result in counterclaims against the Company, cause an existing licensee or strategic partner to cease making royalty or other payments to the Company, or cause an existing licensee or strategic partner to challenge the validity and enforceability of patents owned by the Company’s subsidiaries or the scope of license agreements with the Company’s subsidiaries. Litigation accordingly could significantly damage the Company’s relationship with such licensee or strategic partner and, as a result, prevent the adoption of the Company’s other technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of licensees or strategic partners of the Company’s subsidiaries, which in turn would significantly harm ongoing relations with them and cause the Company to lose royalty revenues.
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
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Years Ended December 31,
	2015		2014		2013
U.S.	$98,428	36%	$39,448	14%	$41,878	25%
Korea	87,527	32	98,100	35	64,092	37
Taiwan	57,049	21	100,049	36	2,596	2
Other Asia	15,225	6	28,979	10	10,103	6
Japan	9,409	3	10,014	4	48,481	29
Europe and other	5,662	2	2,217	1	1,661	1
	$273,300	100%	$278,807	100%	$168,811	100%
For the years ended December 31, 2015, 2014, and 2013, four, three and three customers, respectively, each accounted for 10% or more of total revenues.

As of December 31, 2015, 2014 and 2013 property and equipment, net, by geographical area are presented below (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S.	$3,219	$3,802	$4,725
Europe and other	529	520	931
Taiwan	—	—	2,394
Israel	—	—	1,431
Total	$3,748	$4,322	$9,481

NOTE 16 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES AND GAIN ON SALE OF PATENTS

In 2013, the Company continued reorganizing the DigitalOptics segment by closing its manufacturing operation in Zhuhai, China, and selling a significant portion of the assets of the Company's Micro-Optics business based in Charlotte, North Carolina. On January 16, 2014, the Company announced a restructuring of its DigitalOptics segment to cease all remaining manufacturing operations resulting in impairment charges related to the Company's long-lived assets. For the year ended December 31, 2013, the Company incurred cumulative charges, which include continuing and discontinued operations in total, of $5.9 million in severance and $70.9 million in impairment of long-lived assets and other charges.

In 2014, the Company recorded a gain of $11.9 million on patents sold in 2014. Prior to the sale, these patents were included in the Company's patent portfolio available for licensing. This gain was partially offset by approximately $1.5 million in restructuring charges for severance and other facility costs related to reduction in administrative personnel.

For more information regarding these actions, see Note 6 - "Discontinued Operations" and Note 9 - "Goodwill and Identified Intangible Assets."
NOTE 17 – BENEFIT PLAN
The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contribution under the 401(k) plan. During the years ended December 31, 2015, 2014 and 2013, the Company contributed approximately $0.4 million, $0.4 million, and $0.9 million, respectively, to the 401(k) Plan.

NOTE 18 – SUBSEQUENT EVENTS

Declaration of a Cash Dividend -

On January 27, 2016, the Board declared a cash dividend of $0.20 per share of common stock, payable on March 16, 2016, for the stockholders of record at the close of business on February 24, 2016.
Increase in the Amount Authorized for the Repurchase of the Company's Outstanding Shares of Common Stock -

In January 2016, the Board authorized an additional $200.0 million in future repurchases under its stock repurchase program.

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2015, 2014 and 2013

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2013	$14,583	$76,547	$—	$91,130
2014	$91,130	$(64,043)	$—	$27,087
2015	$27,087	$(6,485)	$(6,750)	$13,852

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 22, 2016

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

Signature	Title	Date

/s/ Thomas Lacey Thomas Lacey	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2016

/s/ Robert J. Andersen Robert J. Andersen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2016

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors	February 22, 2016

/s/ Tudor Brown Tudor Brown	Director	February 22, 2016

/s/ John Chenault John Chenault	Director	February 22, 2016

/s/ George A. Riedel George A. Riedel	Director	February 22, 2016

/s/ Christopher A. Seams Christopher A. Seams	Director	February 22, 2016

/s/ Donald E. Stout Donald E. Stout	Director	February 22, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1*	Restated Certificate of Incorporation
3.2
Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013, April 29, 2013 and May 22, 2013 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

3.3
Amendment to the Amended and Restated Bylaws, dated as of April 30, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, and incorporated herein by reference)

3.4
Amendment to the Amended and Restated Bylaws, dated as of January 9, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2016, and incorporated herein by reference)

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

10.12+	Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed March 18, 2015, and incorporated herein by reference)
10.13+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.14+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.15+
Form of Stock Option Agreement (Board) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.16+
Form of Stock Option Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.17+
Form of Stock Option Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.18+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2015, and incorporated herein by reference)

10.19+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.20+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.21+
Form of Restricted Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.22+
Form of Restricted Stock Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.23+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2015, and incorporated herein by reference)

10.24+
Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.25+
Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.26+
Form of Deferred Stock Agreement (Performance Vesting) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.27+
Form of Deferred Stock Agreement (Ireland) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.28+
Form of Deferred Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.29+
Form of Deferred Stock Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.30+
Tessera Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.31+
Employment Letter, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 11, 2013, and incorporated herein by reference)

10.32+
Severance Agreement, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 11, 2013, and incorporated herein by reference)

10.33+
Change in Control Severance Agreement, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on December 11, 2013, and incorporated herein by reference)

10.34+
Employment Letter, dated December 19, 2013, by and between the Registrant and Robert Andersen (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference)

10.35+
Form of Amended and Restated Severance Agreement by and between the Registrant and its other executive officers (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on November 3, 2015, and incorporated herein by reference)

10.36+
Form of Amended and Restated Change in Control Severance Agreement by and between the Registrant and its other executive officers (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on November 3, 2015, and incorporated herein by reference)

10.37+	Non-Employee Director Compensation Policy (filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K, filed on March 3, 2014, and incorporated herein by reference)
21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
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