Form 10-Q
period 2016-03-31
TESSERA TECHNOLOGIES INC
filed 2016-05-02
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of April 22, 2016 was 49,010,159.

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2016

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$33,435	$22,599
Short-term investments	330,012	359,145
Accounts receivable, net	3,243	1,784
Other current assets	26,142	28,130
Total current assets	392,832	411,658
Intangible assets, net	89,067	95,089
Deferred tax assets	12,697	15,649
Other assets	18,441	16,956
Total assets	$513,037	$539,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$845	$1,090
Accrued legal fees	6,163	2,621
Accrued liabilities	7,021	10,262
Deferred revenue	3,685	6,805
Total current liabilities	17,714	20,778
Long-term deferred tax and other liabilities	3,256	3,417
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 58,973 and 58,692 shares issued, respectively, and 49,266 and 50,294 shares outstanding, respectively	59	58
Additional paid-in capital	604,704	599,186
Treasury stock at cost: 9,707 and 8,398 shares of common stock at each period end, respectively	(267,689)	(229,513)
Accumulated other comprehensive income (loss)	26	(1,437)
Retained earnings	154,967	146,863
Total stockholders’ equity	492,067	515,157
Total liabilities and stockholders’ equity	$513,037	$539,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
Royalty and license fees	$59,977	$79,850
Total revenues	59,977	79,850
Operating expenses:
Cost of revenues	87	142
Research, development and other related costs	10,069	7,368
Selling, general and administrative	11,094	10,996
Amortization expense	6,022	4,696
Litigation expense	6,550	4,504
Total operating expenses	33,822	27,706
Operating income	26,155	52,144
Other income and expense, net	807	647
Income before taxes from continuing operations	26,962	52,791
Provision for income taxes	8,872	17,224
Income from continuing operations	18,090	35,567
Income from discontinued operations, net of tax	—	28
Net income	$18,090	$35,595
Income per share:
Income from continuing operations:
Basic	$0.36	$0.68
Diluted	$0.36	$0.66
Income from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Net income:
Basic	$0.36	$0.68
Diluted	$0.36	$0.66
Cash dividends declared per share	$0.20	$0.20
Weighted average number of shares used in per share calculations-basic	49,998	52,559
Weighted average number of shares used in per share calculations-diluted	50,566	53,534
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
 (unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$18,090	$35,595
Other comprehensive income:
Net unrealized gains on available-for-sale securities, net of tax	1,463	516
Other comprehensive income	1,463	516
Comprehensive income	$19,553	$36,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$18,090	$35,595
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment	385	424
Amortization of intangible assets	6,022	4,696
Stock-based compensation expense	3,640	2,007
Deferred income tax and other, net	2,791	3,377
Amortization of premium or discount on investments	1,581	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,459)	(429)
Other assets	2,162	3,787
Accounts payable	(245)	(2,321)
Accrued legal fees	3,542	(876)
Accrued and other liabilities	(3,241)	(7,680)
Deferred revenue	(3,120)	(298)
Net cash from operating activities	30,148	38,279
Cash flows from investing activities:
Purchases of property and equipment	(2,044)	(317)
Purchases of short-term available-for-sale investments	(30,467)	(168,520)
Proceeds from maturities and sales of short-term and long-term investments	59,482	134,584
Purchases of intangible assets	—	(1,600)
Net cash from investing activities	26,971	(35,853)
Cash flows from financing activities:
Dividend paid	(9,986)	(10,538)
Proceeds from exercise of stock options	798	5,650
Proceeds from employee stock purchase program	1,081	886
Repurchase of common stock	(38,176)	(32,026)
Net cash from financing activities	(46,283)	(36,028)
Net increase (decrease) in cash and cash equivalents	10,836	(33,602)
Cash and cash equivalents at beginning of period	22,599	50,908
Cash and cash equivalents at end of period	$33,435	$17,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Tessera Technologies, Inc., including its Invensas and FotoNation subsidiaries (the "Company"), licenses its technologies and intellectual property to customers for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3D-IC”) technologies, among others. Our technologies include semiconductor packaging and interconnect solutions, including xFD®, BVA®, ZiBond®, and DBI®, and products and solutions for mobile and computational imaging, including our FaceTools®, FacePower®, FotoSavvy®, DigitalApertureTM, IrisCam™, LifeFocus™, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, and image stabilization intellectual property.
The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2016 and 2015, and for the three months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2015 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 22, 2016 (the “Form 10-K”).
The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2016 or any future period and the Company makes no representations related thereto.
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in the Form 10-K.

Recently Adopted Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 were adopted effective January 1, 2016. The implementation of this guidance did not have a material impact to the disclosures in the Company’s consolidated financial statements.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the

Company beginning January 1, 2018 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. At this time, some of the current guidance impacting the intellectual property licensing industry has not been finalized. Therefore, the Company is still considering how the guidance might affect its financial reporting once finalized and is still considering method of adoption.
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)." The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this new standard.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact the adoption of this new accounting standard would have on its consolidated financial statements and footnote disclosures, as well as whether or not to early adopt this accounting standard.
NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid income taxes	$21,065	$22,890
Interest receivable	2,386	2,427
Other	2,691	2,813
	$26,142	$28,130

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Employee compensation and benefits	$4,007	$6,993
Other	3,014	3,269
	$7,021	$10,262

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Unrealized gain (loss) on available-for-sale securities, net of tax	$26	$(1,437)
	$26	$(1,437)
NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$223,237	$237	$(290)	$223,184
Municipal bonds and notes	65,509	76	(6)	65,579
Commercial paper	13,855	5	—	13,860
Treasury and agency notes and bills	30,035	7	(4)	30,038
Money market funds	6,579	—	—	6,579
Total available-for-sale securities	$339,215	$325	$(300)	$339,240
Reported in:
Cash and cash equivalents				$9,228
Short-term investments				330,012
Total marketable securities				$339,240

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$257,461	$7	$(1,286)	$256,182
Municipal bonds and notes	70,772	12	(81)	70,703
Treasury and agency notes and bills	26,973	—	(93)	26,880
Commercial paper	5,377	3	—	5,380
Money market funds	715	—	—	715
Total available-for-sale securities	$361,298	$22	$(1,460)	$359,860
Reported in:
Cash and cash equivalents				$715
Short-term investments				359,145
Total marketable securities				$359,860
At March 31, 2016 and December 31, 2015, the Company had $363.4 million and $381.7 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $24.2 million and $21.9 million at March 31, 2016 and December 31, 2015, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three months ended March 31, 2016 and 2015.
Unrealized losses and unrealized gains were $(0.2) million and $0.2 million, respectively, net of tax, as of March 31, 2016. These amounts were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of March 31, 2016 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three months ended March 31, 2016 and 2015, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at March 31, 2016 and December 31, 2015, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

March 31, 2016	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$60,454	$(224)	$59,476	$(66)	$119,930	$(290)
Treasury and agency notes and bills	12,797	(4)	—	—	12,797	(4)
Municipal bonds and notes	15,330	(6)	—	—	15,330	(6)
Commercial paper	5,959	—	—	—	5,959	—
Total	$94,540	$(234)	$59,476	$(66)	$154,016	$(300)

December 31, 2015	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$183,491	$(1,162)	$70,447	$(124)	$253,938	$(1,286)
Municipal bonds and notes	60,976	(81)	—	—	60,976	(81)
Treasury and agency notes and bills	26,880	(93)	—	—	26,880	(93)
Total	$271,347	$(1,336)	$70,447	$(124)	$341,794	$(1,460)

The estimated fair value of marketable securities by contractual maturity at March 31, 2016 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$151,872
Due in one to two years	130,270
Due in two to three years	57,098
Total	$339,240
NOTE 5 – FAIR VALUE

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

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2015 and March 31, 2016.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of March 31, 2016 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$6,579	$6,579	$—	$—
Corporate bonds and notes (2)	223,184	—	223,184	—
Municipal bonds and notes (2)	65,579	—	65,579	—
Treasury and agency notes and bills (2)	30,038	—	30,038	—
Commercial paper (3)	13,860	—	13,860	—
Total Assets	$339,240	$6,579	$332,661	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at March 31, 2016:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2015 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$715	$715	$—	$—
Corporate bonds and notes (2)	256,182	—	256,182	—
Municipal bonds and notes (2)	70,703	—	70,703	—
Treasury and agency notes and bills (2)	26,880	—	26,880	—
Commercial paper (3)	5,380	—	5,380	—
Total Assets	$359,860	$715	$359,145	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2015:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.

NOTE 6 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The balance of our goodwill, which was recorded as a result of business acquisitions in 2014 and 2015, is $10.1 million at March 31, 2016 and December 31, 2015, respectively, and is included in other assets on our Condensed Consolidated Balance Sheet.
Identified intangible assets consisted of the following (in thousands):

		March 31, 2016			December 31, 2015
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$140,345	$(83,539)	$56,806	$140,345	$(79,128)	$61,217
Existing technology	5-10	50,620	(21,313)	29,307	50,620	(20,182)	30,438
Customer contracts	3-9	10,200	(8,231)	1,969	10,200	(7,792)	2,408
Trade name	4-10	1,600	(615)	985	1,600	(574)	1,026
		$202,765	$(113,698)	$89,067	$202,765	$(107,676)	$95,089
Amortization expense for the three months ended March 31, 2016 and 2015 amounted to $6.0 million and $4.7 million, respectively.
As of March 31, 2016, the estimated future amortization expense of intangible assets is as follows (in thousands):

2016 (remaining 9 months)	$18,235
2017	21,636
2018	19,359
2019	10,926
2020	6,777
Thereafter	12,134
$89,067

NOTE 7 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three months ended March 31, 2016 and 2015.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Denominator:
Weighted average common shares outstanding	50,020	52,614
Less: Unvested common shares subject to repurchase	(22)	(55)
Total common shares-basic	49,998	52,559
Effect of dilutive securities:
Stock awards	207	433
Restricted stock awards and units	361	542
Total common shares-diluted	50,566	53,534

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
For the three months ended March 31, 2016 and 2015, in the calculation of net income per share, 0.3 million and 1.1 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
NOTE 8 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2016, the Company has repurchased a total of approximately 9,487,000 shares of common stock, since inception of the plan, at an average price of $27.47 per share for a total cost of $260.6 million. As of December 31, 2015, the Company had repurchased a total of approximately 8,234,000 shares of common stock, since inception of the plan, at an average price of $27.22 per share for a total cost of $224.1 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2016, the total remaining amount available for repurchase was $189.4 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
As of March 31, 2016, there were approximately 3.4 million shares reserved for future grant under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).
.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2015	1,143	$20.63
Options granted	—	—
Options exercised	(46)	$17.65
Options canceled / forfeited / expired	(9)	$19.26
Balance at March 31, 2016	1,088	$20.77

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of March 31, 2016 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2015	690	519	1,209	$29.28
Awards and units granted	485	—	485	$30.16
Awards and units vested / earned	(110)	(80)	(190)	$32.02
Awards and units canceled / forfeited	(6)	(75)	(81)	$23.35
Balance at March 31, 2016	1,059	364	1,423	$29.56

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
Employee Stock Purchase Plans
As of March 31, 2016, there were approximately 447,052 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “International ESPP”), collectively.
NOTE 9 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Research, development and other related costs	$1,384	$690
Selling, general and administrative	2,256	1,317
Total stock-based compensation expense	3,640	2,007
Tax effect on stock-based compensation expense	(1,010)	(486)
Net effect on net income (loss)	$2,630	$1,521

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2016 and 2015 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Employee stock options	$509	$885
Restricted stock awards and units	2,932	973
Employee stock purchase plan	199	149
Total stock-based compensation expense	$3,640	$2,007
The following assumptions were used to value the options granted:

	Three Months Ended
	March 31, 2016	March 31, 2015
Expected life (in years)	*	3.8
Risk-free interest rate	*	1.4%
Dividend yield	*	2.9%
Expected volatility	*	35.5%

* There were no options granted in the three months ended March 31, 2016.
ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2016	February 2015
Expected life (years)	2.0	2.0
Risk-free interest rate	0.8%	0.4%
Dividend yield	2.4%	3.4%
Expected volatility	30.0%	30.0%

NOTE 10 – INCOME TAXES

The provision for income taxes for the three months ended March 31, 2016 was $8.9 million and was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The provision for income taxes for the three months ended March 31, 2015 was $17.2 million and was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The decrease in the provision for income taxes for the three months ended March 31, 2016 as compared to the same period in the prior year is largely attributable to a decrease in profits and foreign withholding taxes for the current period.
As of March 31, 2016, unrecognized tax benefits were $3.2 million (which is included in long-term deferred tax and other liabilities on the Condensed Consolidated Balance Sheet), of which $2.4 million would affect the effective tax rate if recognized. At December 31, 2015, unrecognized tax benefits were $3.1 million of which $2.4 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by $0.3 million in the next 12 months due to the expected lapse of statute of limitation relating to foreign tax incentives.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2016 and March 31, 2015, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of March 31, 2016 and December 31, 2015, the Company had accrued $0.6 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.
At March 31, 2016, the Company's 2010 through 2015 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company completed an Internal Revenue Service examination related to its 2008 and 2009 tax returns which resulted in minimal changes to the statement of operations. The audit was settled in 2014 but the Company is currently disputing the interest calculation for the audit assessment amount. The Company is currently under an Internal Revenue Service examination for the 2010 through 2013 tax years. The Company also is currently under examination in California for the 2011 and 2012 tax years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2016 and 2015 amounted to $0.5 million in each period.
As of March 31, 2016, future minimum lease payments are as follows (in thousands):

Lease Obligations
2016 (remaining 9 months)	$1,855
2017	2,579
2018	2,606
2019	2,458
2020	2,094
Thereafter	282
$11,874
Contingencies
At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company is currently unable to predict the final outcome of lawsuits to which it is a party and therefore cannot determine the likelihood of loss nor estimate a range of possible loss. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Toshiba Corporation, Civil Action No. 5:15-cv-02543-BLF (N.D. Cal.)
On May 12, 2015, Tessera, Inc. filed a complaint against Toshiba Corporation (“Toshiba”) in California Superior Court. Tessera, Inc.’s complaint alleges causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief, generally alleging that Toshiba underpaid royalties and failed to cooperate with audits conducted pursuant to the parties’ license agreement.
On June 8, 2015, Toshiba removed the action to the U.S. District Court for the Northern District of California. On June 18, 2015, Toshiba filed its answer, affirmative defenses, and counterclaims to Tessera, Inc.’s complaint. Toshiba alleges counterclaims for declaratory judgment and breach of the implied warranty of good faith and fair dealing. The counterclaims seek, among other things, judicial determinations about the interpretation of the parties’ agreement, termination of the agreement, an accounting of the amount of alleged overpayments by Toshiba, restitution, and damages. On July 10, 2015, Tessera, Inc. filed its answer and affirmative defenses to Toshiba’s counterclaims. On March 17, 2016, Tessera, Inc. filed an amended complaint adding a claim for declaratory relief regarding a February 12, 2016 letter sent by Toshiba to Tessera, Inc. purporting to terminate the parties’ license agreement. On March 18, 2016, Toshiba filed its amended answer, affirmative defenses, and counterclaims. On April 4, 2016, Tessera, Inc. filed an answer to Toshiba’s amended counterclaims.
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
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Three Months Ended,
	March 31, 2016		March 31, 2015
U.S.	$28,661	48%	$25,530	32%
Korea	13,821	23	15,366	19
Taiwan	7,199	12	34,781	44
Japan	3,677	6	1,644	2
Other	6,619	11	2,529	3
	$59,977	100%	$79,850	100%
For the three months ended March 31, 2016 and 2015, there were four customers in each period that each accounted for 10% or more of total revenues.

NOTE 13 - SUBSEQUENT EVENTS

On April 26, 2016, the Board declared a cash dividend of $0.20 per share of common stock, payable on June 14, 2016 for the stockholders of record at the close of business on May 24, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2015 found in the Form 10-K.

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

Tessera, the Tessera logo, FotoNation, the FotoNation logo, DigitalAperture, FaceTools, FacePower, FotoSavvy, IrisCam, LifeFocus, Invensas, the Invensas logo, xFD, FD, DFD, TFD, QFD, BVA, ZiBond and DBI are trademarks or registered trademarks of the Company or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.
In this Quarterly Report, the “Company,” “we,” “us” and “our” refer to Tessera Technologies, Inc., which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Quarterly Report are those of the Company and its subsidiaries on a consolidated basis.
Business Overview
Tessera Technologies, Inc., including its Invensas and FotoNation subsidiaries, licenses its technologies and intellectual property to customers for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3D-IC”) technologies, among others. Our technologies include semiconductor packaging and interconnect solutions, including xFD®, BVA®, ZiBond®, and DBI®, and products and solutions for mobile and computational imaging, including our FaceTools®, FacePower®, FotoSavvy®, DigitalApertureTM, IrisCam™, LifeFocus™, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, and image stabilization intellectual property.

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

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
Royalty and license fees	100%	100%
Total Revenues	100	100
Operating expenses:
Research, development and other related costs	17	9
Selling, general and administrative	18	14
Amortization expense	10	6
Litigation expense	11	6
Total operating expenses	56	35
Operating income from continuing operations	44	65
Other income and expense, net	1	1
Income from continuing operations before taxes	45	66
Provision for income taxes	15	21
Income from continuing operations	30	45
Income from discontinued operations, net of tax	—	—
Net income	30%	45%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	March 31, 2016	March 31, 2015	Increase/ (Decrease)	% Change
Royalty and license fees	$59,977	$79,850	$(19,873)	(25)%

The $19.9 million or 25% decrease in revenues was due to a decrease in episodic revenue of $22.6 million which was partially offset by an increase in recurring revenue of $2.7 million in the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. The episodic revenue decrease was primarily the result of a $27.0 million episodic payment made by ASE in the three months ended March 31, 2015. Recurring revenue was up $2.7 million primarily as a result of adding new licensees and growth in royalty-based revenue from licensees.
Cost of Revenues
Cost of revenues consists of direct compensation and related expenses to provide non-recurring engineering services ("NRE"). We anticipate these expenses will continue to be a low percentage of total revenue as our NRE services are not a significant portion of our revenues.
Cost of revenues for the three months ended March 31, 2016 and March 31, 2015 was $0.1 million.
Research, Development and Other Related Costs
Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale and multi-chip packaging, circuitry design, 3D-IC architectures, wafer-level packaging technology, bonding technologies, and image enhancement technology. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the three months ended March 31, 2016 were $10.1 million, as compared to $7.4 million for the three months ended March 31, 2015, an increase of $2.7 million or 37%. The increase was primarily related to a $1.4 million increase in personnel related expenses, a $0.7 million increase in stock based compensation and $0.4 million increase in legal expenses. Over the past several quarters, we have increased our research and development headcount both through the acquisition of Ziptronix and through strategic hiring as we have expanded our research and development programs for FotoNation products and new initiatives for our advanced packaging technologies and through our office of the Chief Technology Officer.
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
Selling, general and administrative expenses for the three months ended March 31, 2016 were $11.1 million, as compared to $11.0 million for the three months ended March 31, 2015, an increase of $0.1 million. The increase was primarily attributable to an increase of $0.5 million in personnel related expenses and a $0.4 million increase in stock based compensation. These increases were partially offset by a decrease in legal costs of $0.4 million and a decrease in materials and supplies of $0.2 million.
Amortization Expense
Amortization expense for the three months ended March 31, 2016 was $6.0 million, as compared to $4.7 million for the three months ended March 31, 2015, an increase of $1.3 million. This increase was primarily attributable to intangible assets recorded in connection with the Ziptronix acquisition in August 2015 as well as $6.0 million in intellectual property assets acquired in the second, third and fourth quarters of 2015.
We expect amortization expense to continue being a material portion of our operating expenses in future periods as we are actively pursuing additional acquisitions of intellectual property assets.
Litigation Expense
Litigation expense for the three months ended March 31, 2016 was $6.6 million, as compared to $4.5 million for the three months ended March 31, 2015, an increase of $2.1 million, or 45%. The increase was primarily attributable to the increase in activities on open legal matters and planning for potential matters. See Part II, Item 1 "Legal Proceedings" for additional information.
We expect that litigation expense may continue to be a material portion of our operating expenses in future periods, and may fluctuate between periods, because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings, and because of litigation planned for or initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become necessary to secure payment of reasonable royalties for the use of our patented technology. If we plan for or initiate such litigation, our future litigation expenses may increase.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended,
	March 31, 2016	March 31, 2015
Research, development and other related costs	$1,384	$690
Selling, general and administrative	2,256	1,317
Total stock-based compensation expense	$3,640	$2,007

Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock plan purchases. For the three months ended March 31, 2016, stock-based compensation expense was $3.6 million, of which $0.5 million related to employee stock options, $2.9 million related to restricted stock awards and units and $0.2 million related to employee stock plan purchases. For the three months ended March 31, 2015, stock-based compensation expense was $2.0 million, of which $0.9 million related to employee stock options, $1.0 million related to restricted stock awards and units and $0.1 million related to employee stock plan purchases. The increase in stock based compensation for the three months ended March 31, 2016, resulted primarily from a decrease in forfeiture rates due to reduced employee turnover as compared to prior periods as the value of new grants per year has remained relatively consistent with prior years.
Other Income and Expense, Net
Other income and expense, net for the three months ended March 31, 2016 was $0.8 million, as compared to $0.6 million for the three months ended March 31, 2015.
Provision for (benefit from) Income Taxes
The provision for income taxes for the three months ended March 31, 2016 was $8.9 million and was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The provision for income taxes for the three months ended March 31, 2015 was $17.2 million and was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The decrease in the provision for income taxes for the three months ended March 31, 2016 as compared to the same period in the prior year is largely attributable to a decrease in profits and foreign withholding taxes for the current period.
The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. As such, we determined that no valuation allowance is required on the majority of our federal deferred tax assets. In the future, we may release valuation allowance and recognize deferred state tax assets or deferred tax assets of other foreign subsidiaries depending on achievement of forecasted profitability in relevant jurisdictions. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is still recorded. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the statement of operations in the period the valuation allowance is provided.
Discontinued Operations
The activity related to discontinued operations was immaterial in the three months ended March 31, 2015 and completed prior to the three months ended March 31, 2016.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	March 31, 2016	March 31, 2015
Cash and cash equivalents	$33,435	$17,306
Short-term investments	330,012	417,968
Total cash, cash equivalents and short-term investments	$363,447	$435,274
Percentage of total assets	71%	77%

	Three Months Ended
	March 31, 2016	March 31, 2015
Net cash from operating activities	$30,148	$38,279
Net cash from investing activities	$26,971	$(35,853)
Net cash from financing activities	$(46,283)	$(36,028)
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $363.4 million at March 31, 2016, a decrease of $18.3 million from $381.7 million at December 31, 2015. This decrease resulted from $38.2 million in stock repurchases (including $36.5 million under our stock repurchase program) and $10.0 million in dividends paid during the first three months of 2016. This decrease was partially offset by $30.1 million in cash from operations and by $1.9 million in proceeds from the exercise of stock options and employee stock purchases. Cash and cash equivalents were $33.4 million at March 31, 2016, an increase of $10.8 million from $22.6 million at December 31, 2015.
Cash flows provided by operations were $30.1 million for the three months ended March 31, 2016, primarily due to our net income of $18.1 million being adjusted for non-cash items of depreciation of $0.4 million, amortization of intangible assets of $6.0 million, stock-based compensation expense of $3.6 million and $2.8 million in deferred taxes and other. These were partially offset by $2.4 million in changes in operating assets and liabilities.

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
Net cash provided by investing activities was $27.0 million for the three months ended March 31, 2016, primarily related to the maturities and sales of short-term investments of $59.5 million, offset by the purchases of available-for-sale securities of $30.5 million and $2.0 million in expenditures to upgrade our information technology equipment and to purchase additional research and development lab equipment. Net cash used in investing activities was $35.9 million for the three months ended March 31, 2015, primarily related to the purchases of available-for-sale securities of $168.5 million and the purchase of $1.6 million in intangible assets, offset by maturities and sales of short-term investments of $134.6 million.
Net cash used in financing activities was $46.3 million for the three months ended March 31, 2016 due to dividend payments of $10.0 million and stock repurchases of $38.2 million (including $36.5 million under our stock repurchase program), offset by $1.9 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans. Net cash used in financing activities was $36.0 million for the three months ended March 31, 2015 due to dividend payments of $10.5 million and stock repurchases of $32.0 million, offset by $6.5 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three months ended March 31, 2016 and 2015, no impairment charges with respect to our investments were recorded.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. As of March 31, 2016, we have repurchased approximately 9.5 million shares of common stock since the inception of the plan, at an average price of $27.47 per share for a total cost of $260.6 million. As of March 31, 2016, the total remaining amount available for repurchase under the plan was $189.4 million. We plan to continue to execute authorized repurchases from time to time under the plan.

In February 2015, we announced a doubling of the current quarterly dividend to $0.20 per share which began in March 2015.  The Company also returns capital to shareholders through stock repurchases and plans to continue repurchasing stock in future periods.  We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

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
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$11,874	$1,855	$5,185	$4,552	$282
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

As of March 31, 2016, we had accrued $3.0 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.6 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 11 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2016 there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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

Tessera, Inc. v. UTAC (Taiwan) Corporation, Civil Action No. 5:10-04435-EJD (N.D. Cal.)
On September 30, 2010, Tessera, Inc. filed a complaint against UTAC (Taiwan) Corporation (“UTAC Taiwan”) in the U.S. District Court for the Northern District of California. Tessera, Inc.’s complaint alleged causes of action for breach of contract, declaratory relief, and breach of the implied covenant of good faith and fair dealing. The complaint sought, among other things, a judicial determination and declaration that UTAC Taiwan remains contractually obligated to pay royalties to Tessera, Inc., an accounting and restitution in an amount to be determined at trial, and an award of damages in an amount to be determined at trial, plus interest on damages, costs, disbursements, attorneys’ fees, and such other and further relief as the Court may deem just and proper. On April 19, 2012, Tessera, Inc. filed an amended complaint. On May 22, 2012 UTAC Taiwan filed its answer and counterclaim to Tessera, Inc.’s amended complaint. Tessera, Inc. filed its reply to UTAC’s counterclaim on June 21, 2012.
On April 1, 2014 the Court issued an order granting UTAC Taiwan’s motion for summary judgment and denying Tessera, Inc.’s cross-motion on a contract interpretation issue relating to the determination of which products are royalty-bearing, and the case has proceeded under the contract interpretation ordered by the Court. On December 1, 2014, UTAC Taiwan filed another motion for partial summary judgment on another contract interpretation issue, concerning the geographic scope of UTAC Taiwan’s royalty obligation under the parties’ license agreement. The Court denied UTAC Taiwan’s motion.
The Court issued its claim construction ruling on November 30, 2015. Discovery is closed.
On January 7, 2016 UTAC Taiwan filed another motion for summary judgment, addressing a variety of issues including alleged non-infringement, invalidity, patent misuse, and contract matters. Tessera, Inc. filed a cross-motion for summary judgment on January 21, 2016. The summary judgment hearing took place on February 25, 2016 and the Court took the motions under submission. Trial was scheduled to begin on August 30, 2016.
On April 20, 2016, the parties attended a settlement conference with U.S. Magistrate Judge Paul S. Grewal and agreed to a settlement of this action. The parties are memorializing the settlement through a long-form settlement agreement that the parties are currently drafting. The Company expects the action to be dismissed with prejudice following execution of the long-form settlement agreement.

Tessera, Inc. v. Toshiba Corporation, Civil Action No. 5:15-cv-02543-BLF (N.D. Cal.)
On May 12, 2015, Tessera, Inc. filed a complaint against Toshiba Corporation (“Toshiba”) in California Superior Court. Tessera, Inc.’s complaint alleges causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief, generally alleging that Toshiba underpaid royalties and failed to cooperate with audits conducted pursuant to the parties’ license agreement.
On June 8, 2015, Toshiba removed the action to the U.S. District Court for the Northern District of California. On June 18, 2015, Toshiba filed its answer, affirmative defenses, and counterclaims to Tessera, Inc.’s complaint. Toshiba alleges counterclaims for declaratory judgment and breach of the implied warranty of good faith and fair dealing. The counterclaims seek, among other things, judicial determinations about the interpretation of the parties’ agreement, termination of the agreement, an accounting of the amount of alleged overpayments by Toshiba, restitution, and damages. On July 10, 2015, Tessera, Inc. filed its answer and affirmative defenses to Toshiba’s counterclaims. On March 17, 2016, Tessera, Inc. filed an amended complaint adding a claim for declaratory relief regarding a February 12, 2016 letter sent by Toshiba to Tessera, Inc. purporting to terminate the parties’ license agreement. On March 18, 2016, Toshiba filed its amended answer, affirmative defenses, and counterclaims. On April 4, 2016, Tessera, Inc. filed an answer to Toshiba’s amended counterclaims.
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
On August 2, 2012, the Court granted Ziptronix leave to file a second amended complaint asserting that Omnivision and TSMC also infringed Ziptronix’s U.S. Patent Nos. 7,871,898, 8,053,329, and 8,153,505.

On September 30, 2014, the Court granted TSMC’s motion for summary judgment, finding that TSMC’s allegedly infringing activities do not occur in the United States and thus such activities are not subject to the U.S. patent laws. On March 2, 2015, the Court granted a similar motion for summary judgment filed by Omnivision as to certain of its activities. Neither TSMC’s nor Omnivision’s motions for summary judgment, nor the Court’s related orders, addressed substantive issues of infringement (i.e. whether TSMC’s or Omnivision’s products practice Ziptronix’s patents), or the validity of the asserted Ziptronix patents.
Claim construction issues were fully briefed as of November 2012, and are under submission. Fact and expert discovery remain open. A case management conference is currently scheduled for May 12, 2016. No trial date has been scheduled.

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
Tessera, Inc. and SPIL appealed. On December 21, 2012, the Patent Trial and Appeal Board (“PTAB”) issued a Decision on Appeal, affirming the Examiner’s previous holding of unpatentability as to some claims, reversing the Examiner’s favorable decision of patentability as to other claims by rejecting those claims on new grounds of rejection, and affirming the Examiner’s favorable decision of patentability as to still other claims. On May 9, 2013, SPIL withdrew from the inter partes reexamination.
On June 25, 2013, the PTAB issued an Order remanding the proceeding to the Examiner for consideration of certain new evidence submitted by Tessera, Inc. On July 17, 2013, the Examiner issued a determination recommending that the PTAB maintain certain grounds of rejection in its December 21, 2012 decision as to certain claims, and recommended that the board withdraw other grounds of rejection as to certain claims.
On November 14, 2014, the PTAB issued a decision affirming the Examiner’s July 17, 2013 determinations, therefore maintaining rejections of certain of the claims subject to reexamination. Tessera, Inc. appealed, and subsequently voluntarily dismissed its appeal. On April 7, 2015, the court of appeals issued a mandate to the PTO confirming dismissal of the appeal.
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
On September 24, 2011, the EP672 Patent expired.
On March 7, 2014, the EPO Board of Appeals issued a formal decision in Tessera, Inc.’s favor that both reversed the Opposition Division’s decision to revoke the EP672 Patent, and remanded the case for further proceedings before the Opposition Division on other reasons for opposition asserted by the opponent.
On September 17, 2014, STM, the sole remaining opponent, withdrew its opposition. On December 22, 2015, the Opposition Division issued a decision confirming the validity of the EP672 patent.

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
We earn a significant amount of our revenues from a limited number of customers. For the three months ended March 31, 2016, there were four customers that accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
From time to time we enter into license agreements that have fixed expiration dates and if, upon expiration or termination, we are unable to renew or replace such license agreements on terms favorable to us, our results of operations could be harmed.
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
We have in the past and may in the future be involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of the scope of our patents could significantly harm our business.
We have been in the past and may in the future be involved in litigation involving some of our patents. The parties in these legal actions often challenge the validity, scope, enforceability and/or ownership of our patents. In addition, in the past requests for reexamination or review have been filed in the U.S. Patent and Trademark Office ("PTO") with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office ("EPO"). During a reexamination or review proceeding and upon completion of the proceeding, the PTO or EPO may leave a patent in its present form, narrow the scope of the patent, or cancel or find unpatentable some or all of the claims of the patent. For example, the PTO has issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. From time to time we assert these patents and patent claims in litigation and administrative proceedings. If the PTO's adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in PTO reexaminations or review proceedings, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.
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
Our business relies in part on the uniform and historically consistent application of U.S. patent laws, rules, and regulations. There have been numerous recent administrative, legislative, and judicial changes and proposed changes to patent laws and rules that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, we expect that the U.S. Congress may consider bills relating to patent law that could adversely impact our business depending on the scope of any bills that may ultimately be enacted into law. As another example, the U.S. Supreme Court and lower courts have in recent years issued decisions that are not favorable to patent owners. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection, or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement of our patent rights, and could have a deleterious effect on our ability to license our patents and, therefore, on the royalties we can collect.
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
A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for DRAM, application-specific standard product semiconductors, application-specific integrated circuits, and memory. In addition, we derive substantial revenues from the incorporation of our technology into mobile devices, consumer products and computer hardware. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues will be reduced significantly and our business would be harmed.

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
The long-term success of our business is dependent on future royalties paid to us by licensees. Royalty payments under our licenses may be based, among other things, upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology, a percent of net sales, a rate per package, a per unit sold basis or a fixed quarterly amount. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees' compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

*
the rate of adoption and incorporation of our technology by semiconductor manufacturers, assemblers, manufacturers of consumer and communication electronics, and the automotive and surveillance industry;

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
We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including advanced semiconductor packaging. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated. For example, in January 2014 we announced that we were ceasing all manufacturing efforts for our MEMS-based autofocus technologies. In conjunction with this decision, we undertook a workforce reduction of over 300 employees and we have closed or transferred to third parties our facilities in Arcadia, California, Rochester, New York, Japan, and Hsinchu, Taiwan. We incurred impairment and other charges in the fourth quarter of 2013 and the first half of 2014 related to restructuring, impairment and other charges.
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
If we fail to protect and enforce our intellectual property rights, contract rights, and our confidential information, our business will suffer.

We rely primarily on a combination of license, development and nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright laws, to protect our technology and intellectual property. If we fail to protect our technology, intellectual property, or contract rights, our licensees and others may seek to use our technology and intellectual property without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on our ability to secure intellectual property rights in a timely manner, our ability to convince third parties of the applicability of our intellectual property rights to their products, and our ability to enforce our intellectual property rights.
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
We also rely on trade secret laws rather than patent laws to protect other portions of our proprietary technology. However, trade secrets can be difficult to protect. The misappropriation of our trade secrets or other proprietary information could seriously harm our business. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants, suppliers and customers. We cannot be certain that these contracts have not been and will not be breached, that we will be able to timely detect unauthorized use or transfer of our technology and intellectual property, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we fail to use adequate mechanisms to protect our technology and intellectual property, or if a court fails to enforce our intellectual property rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.
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
Third parties may claim that either we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management's attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the U.S. and abroad. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to perform its contractual obligations under the agreement. If we cannot or do not license the allegedly infringed intellectual property on reasonable terms, or need to substitute similar technology from another source, our business, financial position, results of operations and cash flows could suffer.
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

A number of companies in the semiconductor and consumer electronics industries face severe financial difficulties from time to time. As a result, there have been recent bankruptcies and restructuring of companies in these industries. Our licensees may face similar financial difficulties which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our licensees may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult, which could adversely impact our business, financial condition, results of operations and cash flows.

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

In February 2015, we announced a doubling of the current quarterly dividend to $0.20 per share which began in March 2015. We also return capital to shareholders through stock repurchases and plan to continue repurchasing stock in future periods. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments. The payment of future cash dividends is subject to the final determination each quarter by our Board of Directors that the dividend remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by management and the Board of Directors. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200.0 million in future repurchases under the plan. As of March 31, 2016, the total amount available for repurchase under the plan was $189.4 million.

The amount of repurchases under our stock repurchase program will vary. During 2014, we repurchased approximately 2,800,000 shares for an aggregate amount of $65.6 million. In 2015, we repurchased approximately 3,300,000 shares for an aggregate amount of $119.2 million. In the first three months of 2016, we repurchased approximately 1,253,000 shares for an aggregate amount of $36.5 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, the Company may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At March 31, 2016, we held approximately $33.4 million in cash and cash equivalents and $330.0 million in short-term investments. These investments include various financial securities such as municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We have historically used stock options, restricted stock grants and other forms of stock-based compensation as key components of employee compensation in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. We incur significant compensation costs associated with our stock-based compensation programs. Difficulties relating to obtaining stockholder approval of equity compensation plans or changes to the plans could make it harder or more expensive for us to grant stock-based compensation to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could have a materially adverse impact on our business.
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
(c) Stock Repurchases

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Share in thousands)
2016
January	—	$—	—
February	501	28.02	501
March	752	29.85	752
Total	1,253	$29.12	1,253	$189.4 million

(a) Calculated as of March 31, 2016. In August 2007, the Company’s Board of Directors authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. All repurchases in the three months ended March 31, 2016 were made under this plan.

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

10.1	First Amendment to the Tessera Technologies, Inc. Sixth Amended and Restated 2003 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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
Dated: May 2, 2016

TESSERA TECHNOLOGIES, INC.

By:	/s/ Thomas Lacey
Thomas Lacey Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1
Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2
Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013, April 29, 2013 and May 22, 2013 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

3.3
Amendment to the Amended and Restated Bylaws, dated as of April 30, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, and incorporated herein by reference

3.4
Amendment to the Amended and Restated Bylaws, dated as of January 9, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2016, and incorporated herein by reference)

10.1	First Amendment to the Tessera Technologies, Inc. Sixth Amended and Restated 2003 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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