Form 10-Q
period 2016-06-30
TESSERA TECHNOLOGIES INC
filed 2016-08-02
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of July 22, 2016 was 48,573,411.

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2016

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$43,427	$22,599
Short-term investments	328,331	359,145
Accounts receivable, net	1,621	1,784
Other current assets	24,129	28,130
Total current assets	397,508	411,658
Intangible assets, net	83,015	95,089
Long-term deferred tax assets	8,492	15,649
Other assets	18,313	16,956
Total assets	$507,328	$539,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,221	$1,090
Accrued legal fees	5,216	2,621
Accrued liabilities	9,031	10,262
Deferred revenue	2,717	6,805
Total current liabilities	18,185	20,778
Long-term deferred tax and other liabilities	3,329	3,417
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 59,104 and 58,692 shares issued, respectively, and 48,566 and 50,294 shares outstanding, respectively	59	58
Additional paid-in capital	610,042	599,186
Treasury stock at cost; 10,538 and 8,398 shares of common stock at each period end, respectively	(293,369)	(229,513)
Accumulated other comprehensive income (loss)	393	(1,437)
Retained earnings	168,689	146,863
Total stockholders’ equity	485,814	515,157
Total liabilities and stockholders’ equity	$507,328	$539,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Royalty and license fees	$67,020	$64,188	$126,997	$144,038
Total revenues	67,020	64,188	126,997	144,038
Operating expenses:
Cost of revenues	52	166	139	308
Research, development and other related costs	10,306	7,866	20,376	15,234
Selling, general and administrative	11,166	11,119	22,259	22,116
Amortization expense	6,052	4,691	12,074	9,386
Litigation expense	5,292	3,519	11,842	8,023
Total operating expenses	32,868	27,361	66,690	55,067
Operating income	34,152	36,827	60,307	88,971
Other income and expense, net	802	770	1,609	1,418
Income before taxes from continuing operations	34,954	37,597	61,916	90,389
Provision for income taxes	11,471	11,828	20,343	29,052
Income from continuing operations	23,483	25,769	41,573	61,337
Income from discontinued operations, net of tax	—	342	—	369
Net income	$23,483	$26,111	$41,573	$61,706
Income per share:
Income from continuing operations:
Basic	$0.48	$0.49	$0.84	$1.17
Diluted	$0.48	$0.49	$0.83	$1.15
Income from discontinued operations:
Basic	$—	$0.01	$—	$0.01
Diluted	$—	$0.01	$—	$0.01
Net income:
Basic	$0.48	$0.50	$0.84	$1.18
Diluted	$0.48	$0.49	$0.83	$1.16
Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40
Weighted average number of shares used in per share calculations-basic	48,836	52,293	49,392	52,387
Weighted average number of shares used in per share calculations-diluted	49,420	53,052	49,993	53,265
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$23,483	$26,111	$41,573	$61,706
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities, net of tax	367	(690)	1,830	(174)
Other comprehensive income (loss)	367	(690)	1,830	(174)
Comprehensive income	$23,850	$25,421	$43,403	$61,532
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$41,573	$61,706
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	810	823
Amortization of intangible assets	12,074	9,386
Stock-based compensation expense	7,568	5,571
Deferred income tax and other, net	8,858	7,199
Excess tax benefit from stock based compensation	—	(714)
Changes in operating assets and liabilities:
Accounts receivable, net	163	(2,492)
Other assets	4,321	(2,751)
Accounts payable	131	(2,411)
Accrued legal fees	2,595	357
Accrued and other liabilities	(1,231)	(6,897)
Deferred revenue	(4,088)	78
Net cash from operating activities	72,774	69,855
Cash flows from investing activities:
Purchases of property and equipment	(2,487)	(503)
Purchases of short-term available-for-sale investments	(77,612)	(243,606)
Proceeds from maturities and sales of short-term investments	108,467	216,469
Purchases of intangible assets	—	(2,950)
Net cash from investing activities	28,368	(30,590)
Cash flows from financing activities:
Dividend paid	(19,747)	(21,033)
Excess tax benefit from stock-based compensation	—	714
Proceeds from exercise of stock options	2,208	8,018
Proceeds from employee stock purchase program	1,081	886
Repurchase of common stock	(63,856)	(57,346)
Net cash from financing activities	(80,314)	(68,761)
Net changes in cash and cash equivalents	20,828	(29,496)
Cash and cash equivalents at beginning of period	22,599	50,908
Cash and cash equivalents at end of period	$43,427	$21,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION
Tessera Technologies, Inc., including its Invensas and FotoNation subsidiaries (the "Company"), licenses its technologies and intellectual property to customers for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3D-IC”) technologies, among others. Our technologies include semiconductor packaging, bonding, and interconnect solutions, including xFD®, BVA®, ZiBond®, and DBI®, and products and solutions for mobile and computational imaging, including our FaceTools®, FacePower®, FotoSavvy®, DigitalApertureTM, IrisCam™, LifeFocus™, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, biometrics, and image stabilization intellectual property.
The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2016 and 2015, and for the three and six months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2015 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 22, 2016 (the “Form 10-K”).
The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2016 or any future period and the Company makes no representations related thereto.
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies described in the Form 10-K.

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), and since May 2014 the FASB has issued amendments to this new guidance, which collectively provides guidance for revenue recognition. ASU 2014-09 is effective for the Company beginning January 1, 2018 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Under the new standard, the current practice of many licensing companies of reporting revenues from per-unit royalty based agreements one quarter in arrears would no longer be accepted and instead companies will be expected to estimate royalty-based revenues. The Company is still considering how the guidance will affect its financial reporting once finalized and is still considering method of adoption.

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
NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid income taxes	$18,943	$22,890
Interest receivable	2,024	2,427
Other	3,162	2,813
	$24,129	$28,130

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Employee compensation and benefits	$5,605	$6,848
Other	3,426	3,414
	$9,031	$10,262

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Unrealized gains (losses) on available-for-sale securities, net of tax	$393	$(1,437)
	$393	$(1,437)
NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$208,903	$530	$(54)	$209,379
Municipal bonds and notes	73,694	116	(1)	73,809
Commercial paper	11,603	3	(6)	11,600
Treasury and agency notes and bills	33,528	18	(3)	33,543
Money market funds	2,679	—	—	2,679
Total available-for-sale securities	$330,407	$667	$(64)	$331,010
Reported in:
Cash and cash equivalents				$2,679
Short-term investments				328,331
Total marketable securities				$331,010

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$257,461	$7	$(1,286)	$256,182
Municipal bonds and notes	70,772	12	(81)	70,703
Treasury and agency notes and bills	26,973	—	(93)	26,880
Commercial paper	5,377	3	—	5,380
Money market funds	715	—	—	715
Total available-for-sale securities	$361,298	$22	$(1,460)	$359,860
Reported in:
Cash and cash equivalents				$715
Short-term investments				359,145
Total marketable securities				$359,860
At June 30, 2016 and December 31, 2015, the Company had $371.8 million and $381.7 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $40.7 million and $21.9 million at June 30, 2016 and December 31, 2015, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three and six months ended June 30, 2016 and 2015.
Unrealized gains and unrealized losses were $0.4 million and $0.1 million, respectively, net of tax, as of June 30, 2016. These amounts were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of June 30, 2016 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the six months ended June 30, 2016 and 2015, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at June 30, 2016 and December 31, 2015, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

June 30, 2016	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$26,269	$(7)	$38,455	$(47)	$64,724	$(54)
Treasury and agency notes and bills	7,522	(3)	—	—	7,522	(3)
Municipal bonds and notes	2,654	(1)	—	—	2,654	(1)
Commercial paper	8,940	(6)	—	—	8,940	(6)
Total	$45,385	$(17)	$38,455	$(47)	$83,840	$(64)

December 31, 2015	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$183,491	$(1,162)	$70,447	$(124)	$253,938	$(1,286)
Municipal bonds and notes	60,976	(81)	—	—	60,976	(81)
Treasury and agency notes and bills	26,880	(93)	—	—	26,880	(93)
Total	$271,347	$(1,336)	$70,447	$(124)	$341,794	$(1,460)

The estimated fair value of marketable securities by contractual maturity at June 30, 2016 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$149,201
Due in one to two years	119,657
Due in two to three years	59,473
Total	$328,331
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

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2015 and June 30, 2016.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of June 30, 2016 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$2,679	$2,679	$—	$—
Corporate bonds and notes (2)	209,379	—	209,379	—
Municipal bonds and notes (2)	73,809	—	73,809	—
Treasury and agency notes and bills (2)	33,543	—	33,543	—
Commercial paper (3)	11,600	—	11,600	—
Total Assets	$331,010	$2,679	$328,331	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at June 30, 2016:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
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

NOTE 6 – IDENTIFIED INTANGIBLE ASSETS
The balance of our goodwill, which was recorded as a result of business acquisitions in 2014 and 2015, is $10.1 million at June 30, 2016 and December 31, 2015, respectively, and is included in other assets on our Condensed Consolidated Balance Sheets.
Identified intangible assets consisted of the following (in thousands):

		June 30, 2016			December 31, 2015
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$140,345	$(87,992)	$52,353	$140,345	$(79,128)	$61,217
Existing technology	5-10	50,620	(22,433)	28,187	50,620	(20,182)	30,438
Customer contracts	3-9	10,200	(8,669)	1,531	10,200	(7,792)	2,408
Trade name	4-10	1,600	(656)	944	1,600	(574)	1,026
		$202,765	$(119,750)	$83,015	$202,765	$(107,676)	$95,089
Amortization expense for the three months ended June 30, 2016 and 2015 amounted to $6.1 million and $4.7 million, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 amounted to $12.1 million and $9.4 million, respectively.
As of June 30, 2016, the estimated future amortization expense of intangible assets is as follows (in thousands):

2016 (remaining 6 months)	$12,104
2017	21,715
2018	19,359
2019	10,926
2020	6,777
Thereafter	12,134
$83,015

NOTE 7 – NET INCOME PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and six months ended June 30, 2016 and 2015.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Denominator:
Weighted average common shares outstanding	48,853	52,333	49,412	52,435
Less: Unvested common shares subject to repurchase	(17)	(40)	(20)	(48)
Total common shares-basic	48,836	52,293	49,392	52,387
Effect of dilutive securities:
Stock awards	234	348	222	398
Restricted stock awards and units	350	411	379	480
Total common shares-diluted	49,420	53,052	49,993	53,265

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
For the three and six months ended June 30, 2016, in the calculation of net income per share, 0.4 million and 0.1 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
For the three and six months ended June 30, 2015, in the calculation of net income per share, 0.8 million and 1.1 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
NOTE 8 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2016, the Company has repurchased a total of approximately 10,304,000 shares of common stock, since inception of the plan, at an average price of $27.74 per share for a total cost of $285.8 million. As of December 31, 2015, the Company had repurchased a total of approximately 8,234,000 shares of common stock, since inception of the plan, at an average price of $27.22 per share for a total cost of $224.1 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2016, the total remaining amount available for repurchase was $164.2 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
As of June 30, 2016, there were approximately 3.3 million shares reserved for future grants under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).
.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2015	1,143	$20.63
Options granted	—	—
Options exercised	(117)	$18.91
Options canceled / forfeited / expired	(10)	$19.20
Balance at June 30, 2016	1,016	$20.84

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of June 30, 2016 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2015	690	519	1,209	$29.28
Awards and units granted	529	82	611	$30.14
Awards and units vested / earned	(171)	(84)	(255)	$30.78
Awards and units canceled / forfeited	(15)	(75)	(90)	$24.54
Balance at June 30, 2016	1,033	442	1,475	$29.68

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
Employee Stock Purchase Plans
As of June 30, 2016, there were approximately 447,000 shares reserved for grant under Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “International ESPP”), collectively.
NOTE 9 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Research, development and other related costs	$1,487	$1,006	$2,870	$1,696
Selling, general and administrative	2,441	2,558	4,698	3,875
Total stock-based compensation expense	3,928	3,564	$7,568	$5,571

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2016 and 2015 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Employee stock options	$501	$620	$1,010	$1,506
Restricted stock awards and units	3,220	2,786	6,152	3,760
Employee stock purchase plan	207	158	406	305
Total stock-based compensation expense	$3,928	$3,564	$7,568	$5,571
The following assumptions were used to value the options granted:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Expected life (in years)	*	3.8	*	3.8
Risk-free interest rate	*	1.1%	*	1.1-1.4%
Dividend yield	*	2.1%	*	2.1 -2.9%
Expected volatility	*	35.6%	*	35.5 - 35.6%

* There were no options granted in the three and six months ended June 30, 2016.
ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2016	February 2015
Expected life (years)	2.0	2.0
Risk-free interest rate	0.8%	0.4%
Dividend yield	2.4%	3.4%
Expected volatility	30.0%	30.0%

NOTE 10 – INCOME TAXES

The provision for income taxes for the three months and six months ended June 30, 2016 was $11.5 million and $20.3 million, respectively. The provision for income taxes for the three months and six months ended June 30, 2016 was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The provision for income taxes for the three and six months ended June 30, 2015 was $11.8 million and $29.1 million. The provision for income taxes for the three months and six months ended June 30, 2015 was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The decrease in the provision for income taxes for the six months ended June 30, 2016 as compared to the same period in the prior year is largely attributable to a decrease in profits and foreign withholding taxes for the current period. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter.
As of June 30, 2016, unrecognized tax benefits were $3.2 million, of which $2.4 million would affect the effective tax rate if recognized. At December 31, 2015, unrecognized tax benefits were $3.1 million of which $2.4 million would affect the effective tax rate if recognized. It is reasonably possible that unrecognized tax benefits may decrease by $0.3 million in the next 12 months due to the expected lapse of the relevant statute of limitations.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended June 30, 2016, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of June 30, 2016 and December 31, 2015, the Company had accrued $0.6 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.

At June 30, 2016, the Company's 2010 through 2015 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company completed an Internal Revenue Service examination related to its 2008 and 2009 tax returns which resulted in minimal changes to the statement of operations. The audit was settled in 2014 but the Company is currently disputing the interest calculation for the audit assessment amount. The Company is currently under an Internal Revenue Service examination for the 2010 through 2013 tax years. The Company also is currently under examination in California for the 2011 and 2012 tax years.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2016 and 2015 amounted to $0.5 million. Rent expense for the six months ended June 30, 2016 and 2015 amounted to $1.1 million and $1.0 million, respectively.
As of June 30, 2016, future minimum lease payments are as follows (in thousands):

Lease Obligations
2016 (remaining 6 months)	$1,355
2017	2,586
2018	2,661
2019	2,517
2020	2,144
Thereafter	274
$11,537

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
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Three Months Ended,				Six Months Ended,
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Taiwan	$13,192	20%	$7,833	12%	$20,391	16%	$42,615	30%
U.S.	26,148	39	25,263	39	54,809	43	50,793	35
Korea	23,600	35	23,858	37	37,421	30	39,224	27
Other	4,080	6	7,234	12	14,376	11	11,406	8
	$67,020	100%	$64,188	100%	$126,997	100%	$144,038	100%
For the three months ended June 30, 2016 and 2015, there were four customers in each period that each accounted for 10% or more of total revenues. For the six months ended June 30, 2016 and 2015, there were three and four customers, respectively, that each accounted for 10% or more of total revenues.

NOTE 13 - SUBSEQUENT EVENTS

Dividend Payment

On July 25, 2016, the Board declared a cash dividend of $0.20 per share of common stock, payable on September 12, 2016 for the stockholders of record at the close of business on August 22, 2016.

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

Business Overview
Tessera Technologies, Inc., including its Invensas and FotoNation subsidiaries, licenses its technologies and intellectual property to customers for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3D-IC”) technologies, among others. Our technologies include semiconductor packaging, bonding, and interconnect solutions, including xFD®, BVA®, ZiBond®, and DBI®, and products and solutions for mobile and computational imaging, including our FaceTools®, FacePower®, FotoSavvy®, DigitalApertureTM, IrisCam™, LifeFocus™, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, biometrics, and image stabilization intellectual property.

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

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Royalty and license fees	100%	100%	100%	100%
Total Revenues	100	100	100	100
Operating expenses:
Research, development and other related costs	15	12	16	11
Selling, general and administrative	17	17	18	15
Amortization expense	9	7	9	7
Litigation expense	8	6	9	5
Total operating expenses	49	42	52	38
Operating income from continuing operations	51	58	48	62
Other income and expense, net	1	1	1	1
Income from continuing operations before taxes	52	59	49	63
Provision for income taxes	17	18	16	20
Income from continuing operations	35	41	33	43
Income from discontinued operations, net of tax	—	—	—	—
Net income	35%	41%	33%	43%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	June 30, 2016	June 30, 2015	Increase/ (Decrease)	% Change
Royalty and license fees	$67,020	$64,188	$2,832	4%

The $2.8 million or 4% increase in revenues was due to an increase in recurring revenue of $3.5 million which was partially offset by a decrease in episodic revenue of $0.7 million in the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. Recurring revenue was up $3.5 million as a result of our settlement of the UTAC litigation matter and increases in our royalty-based revenue from licensees, offset by timing of annual payments from other licensees.

	Six Months Ended
	June 30, 2016	June 30, 2015	Increase/ (Decrease)	% Change
Royalty and license fees	$126,997	$144,038	$(17,041)	(12)%

The $17.0 million or 12% decrease in revenues was due to a decrease in episodic revenue of $23.3 million which was partially offset by an increase in recurring revenue of $6.3 million in the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. The episodic revenue decrease was primarily the result of a $27.0 million episodic payment made by ASE in the first quarter of 2015. Recurring revenue was up $6.3 million primarily as a result of our settlement of the UTAC litigation matter and increases in our royalty-based revenue from licensees.
Cost of Revenues
Cost of revenues consists of direct compensation and related expenses to provide non-recurring engineering services ("NRE"). We anticipate these expenses will continue to be a low percentage of total revenue as our NRE services are not a significant portion of our revenues.
Cost of revenues for the three months ended June 30, 2016 was $0.1 million, as compared to $0.2 million for the three months ended June 30, 2015. Cost of revenues for the six months ended June 30, 2016 was $0.1 million, as compared to $0.3 million for the six months ended June 30, 2015. The change related to a decrease in direct labor from non-recurring engineering services.
Research, Development and Other Related Costs
Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale and multi-chip packaging, circuitry design, 3D-IC architectures, wafer-level packaging technology, bonding technologies, machine learning, and image enhancement technology. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the three months ended June 30, 2016 were $10.3 million, as compared to $7.9 million for the three months ended June 30, 2015, an increase of $2.4 million. The increase was primarily related to a $1.0 million increase in personnel related expenses, a $0.5 million increase in stock based compensation and a $0.6 million increase in legal and other outside services.
Research, development and other related costs for the six months ended June 30, 2016 were $20.4 million, as compared to $15.2 million for the six months ended June 30, 2015, an increase of $5.2 million. The increase was primarily related to a $2.5 million increase in personnel related expenses, a $1.2 million increase in stock based compensation and $0.9 million increase in legal and other outside services. Over the past several quarters, we have increased our research and development headcount both through the acquisition of Ziptronix and through strategic hiring as we have expanded our research and development programs for FotoNation products and new initiatives for our advanced packaging technologies and through our office of the Chief Technology Officer.
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
Selling, general and administrative expenses for the three months ended June 30, 2016 were $11.2 million, as compared to $11.1 million for the three months ended June 30, 2015, an increase of $0.1 million. The increase was primarily attributable to an increase of $0.5 million in personnel related expenses. These increases were partially offset by a decrease in legal costs of $0.1 million and a decrease of $0.1 million in stock based compensation.
Selling, general and administrative expenses for the six months ended June 30, 2016 were $22.3 million, as compared to $22.1 million for the six months ended June 30, 2015, an increase of $0.2 million. The increase was primarily attributable to an increase of $1.1 million in personnel related expenses and a $0.3 million increase in stock based compensation. These increases were partially offset by a decrease in legal costs of $0.5 million and a decrease of $0.3 million in equipment and supplies.
Amortization Expense
Amortization expense for the three months ended June 30, 2016 was $6.1 million, as compared to $4.7 million for the three months ended June 30, 2015, an increase of $1.4 million. This increase was primarily attributable to intangible assets recorded in connection with the Ziptronix acquisition in August 2015 as well as $6.0 million in intellectual property assets acquired in the second, third and fourth quarters of 2015.
Amortization expense for the six months ended June 30, 2016 was $12.1 million, as compared to $9.4 million for the six months ended June 30, 2015, an increase of $2.7 million. This increase was primarily attributable to intangible assets recorded in connection with the Ziptronix acquisition in August 2015 as well as $6.0 million in intellectual property assets acquired in the second, third and fourth quarters of 2015.
We expect amortization expense to continue being a material portion of our operating expenses in future periods as we are actively pursuing additional acquisitions of intellectual property assets.
Litigation Expense
Litigation expense for the three months ended June 30, 2016 was $5.3 million, as compared to $3.5 million for the three months ended June 30, 2015, an increase of $1.8 million, or 50%. The increase was primarily attributable to the increase of our docket of legal proceedings. See Part II, Item 1 "Legal Proceedings" for additional information.
Litigation expense for the six months ended June 30, 2016 was $11.8 million, as compared to $8.0 million for the six months ended June 30, 2015, an increase of $3.8 million, or 48%. The increase was primarily attributable to the increase of our docket of legal proceedings. See Part II, Item 1 "Legal Proceedings" for additional information.
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
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Research, development and other related costs	$1,487	$1,006	$2,870	$1,696
Selling, general and administrative	2,441	2,558	4,698	3,875
Total stock-based compensation expense	$3,928	$3,564	$7,568	$5,571
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the three months ended June 30, 2016, stock-based compensation expense was $3.9 million, of which $0.5 million related to employee stock options, $3.2 million related to restricted stock awards and units and $0.2 million related to employee stock purchases. For the three months ended June 30, 2015, stock-based compensation expense was $3.6 million, of which $0.6 million related to employee stock options, $2.8 million related to restricted stock awards and units and $0.2 million related to employee stock purchases.
For the six months ended June 30, 2016, stock-based compensation expense was $7.6 million, of which $1.0 million related to employee stock options, $6.2 million related to restricted stock awards and units and $0.4 million related to employee stock purchases. For the six months ended June 30, 2015, stock-based compensation expense was $5.6 million, of which $1.5 million related to employee stock options, $3.8 million related to restricted stock awards and units and $0.3 million related to employee stock purchases.
These increases in stock based compensation, resulted primarily from a decrease in forfeiture rates due to reduced employee turnover as compared to prior periods as the value of new grants per year has remained relatively consistent with prior years.
Other Income and Expense, Net
Other income and expense, net for the three months ended June 30, 2016 and June 30, 2015 was $0.8 million. Other income and expense, net for the six months ended June 30, 2016 was $1.6 million, as compared to $1.4 million for the six months ended June 30, 2015. This increase resulted from higher interest income due to higher interest rates achieved from extending the average maturity of our portfolio and from interest rates rising in general during 2015.
Provision for Income Taxes

The provision for income taxes for the three months and six months ended June 30, 2016 was $11.5 million and $20.3 million, respectively. The provision for income taxes for the three months and six months ended June 30, 2016 was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The provision for income taxes for the three months and six months ended June 30, 2015 was $11.8 million and $29.1 million, respectively. The provision for income taxes for the three months and six months ended June 30, 2015 was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The decrease in the provision for income taxes for the six months ended June 30, 2016 as compared to the same period in the prior year is largely attributable to a decrease in profits and foreign withholding taxes for the current period. Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter.
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

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$43,427	$22,599
Short-term investments	328,331	359,145
Total cash, cash equivalents and short-term investments	$371,758	$381,744
Percentage of total assets	73%	71%

	Six Months Ended
	June 30, 2016	June 30, 2015
Net cash from operating activities	$72,774	$69,855
Net cash from investing activities	$28,368	$(30,590)
Net cash from financing activities	$(80,314)	$(68,761)
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $371.8 million at June 30, 2016, a decrease of $10.1 million from $381.7 million at December 31, 2015. This decrease resulted primarily from $63.9 million and $19.7 million in cash used in repurchasing stock and paying dividends, respectively. This was partially offset by cash from operations of $72.8 million. Cash and cash equivalents were $43.4 million at June 30, 2016, an increase of $20.8 million from $22.6 million at December 31, 2015.
Cash flows provided by operations were $72.8 million for the six months ended June 30, 2016, primarily due to our net income of $41.6 million being adjusted for non-cash items of amortization of intangible assets of $12.1 million, stock-based compensation expense of $7.6 million, $8.9 million in deferred taxes and other and $1.9 million in changes in operating assets and liabilities.
Cash flows provided by operations were $69.9 million for the six months ended June 30, 2015, primarily due to our net income of $61.7 million being adjusted for non-cash items of amortization of intangible assets of $9.4 million, stock-based compensation expense of $5.6 million and $7.2 million in deferred taxes. These were partially offset by $14.1 million in changes in operating assets and liabilities.
Net cash provided by investing activities was $28.4 million for the six months ended June 30, 2016, resulting from maturities and sales of short-term investments of $108.5 million, partially offset by the purchases of available-for-sale securities of $77.6 million and the purchase of $2.5 million in property and equipment. Net cash used in investing activities was $30.6 million for the six months ended June 30, 2015, primarily related to the purchases of available-for-sale securities of $243.6 million and the purchase of $3.0 million in intangible assets, offset by maturities and sales of short-term investments of $216.5 million.
Net cash used in financing activities was $80.3 million for the six months ended June 30, 2016 due to dividend payments of $19.7 million and stock repurchases of $63.9 million, partially offset by $3.3 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans. Net cash used in financing activities was $68.8 million for the six months ended June 30, 2015 due to dividend payments of $21.0 million and stock repurchases of $57.3 million, partially offset by $8.9 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three and six months ended June 30, 2016 and 2015, no impairment charges with respect to our investments were recorded.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. As of June 30, 2016, we have repurchased approximately 10.3 million shares of common stock since the inception of the plan, at an average price of $27.74 per share for a total cost of $285.8 million. As of June 30, 2016, the total remaining amount available for repurchase under the plan was $164.2 million. We plan to continue to execute authorized repurchases from time to time under the plan.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$11,537	$2,648	$6,471	$2,418	$—
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

As of June 30, 2016, we had accrued $3.2 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.6 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 11 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the six months ended June 30, 2016, there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.
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
The Court issued its claim construction ruling on November 30, 2015. Discovery in the case has been closed.
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
On April 20, 2016, the parties attended a settlement conference with U.S. Magistrate Judge Paul S. Grewal and agreed to a settlement of this action. The parties then memorialized the settlement through a long-form settlement agreement, and dismissed the action with prejudice on June 16, 2016. This matter is now concluded.
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
Claim construction issues were fully briefed as of November 2012, and are under submission. Discovery remains open. No trial date has been scheduled.
Certain Semiconductor Devices, Semiconductor Device Packages, and Products Containing Same, Inv. No. 337-TA-1010 (United States International Trade Commission, Washington, D.C.)
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., and Invensas Corporation filed a complaint at the United States International Trade Commission (“the Commission”), requesting that the Commission institute an investigation against Respondents Broadcom Limited, Broadcom Corporation, Avago Technologies Limited, Avago Technologies U.S. Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Americas, LLC, Pace USA LLC, Pace Ltd., ASUSTeK Computer Inc., ASUS Computer International, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Arista Networks, Inc. Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC. The complaint alleges that the respondents infringe U.S. Patent Nos. 6,849,946, 6,133,136, and 6,856,007. The complaint requests that the Commission issue a permanent limited exclusion order excluding from entry into the United States the infringing products of the respondents. In addition, the complaint requests that the Commission issue a permanent cease and desist order prohibiting the respondents from, among other things, importing, selling, or distributing the infringing products.
Based on the complaint, the Commission instituted Investigation No. 337-TA-1010 on June 20, 2016. The Investigation was assigned to Administrative Law Judge Dee Lord. A claim construction hearing is scheduled for December 1, 2016. The evidentiary hearing is scheduled to take place from March 27 to March 31, 2017. The initial determination is due June 26, 2017. The target date for completion of the Investigation is October 24, 2017.
Tessera, Inc., et al. v. Broadcom Corp., Case No. DED-1-16-cv-00379 (D. Del.)
On May 23, 2016, Tessera, Inc. and Invensas Corporation filed a complaint against Broadcom Corporation (“Broadcom”) in the United States District Court for the District of Delaware. The complaint alleges that Broadcom infringes U.S. Patent Nos. 6,133,136, 6,849,946, and 6,856,007 and requests, among other things, that Broadcom be ordered to pay compensatory damages in an amount no less than a reasonable royalty.
On July 14, 2016, Broadcom filed an answer to the complaint. On July 18, 2016, Broadcom filed a motion to transfer venue and an unopposed motion to stay. No case schedule or trial date has been set.
Tessera, Inc., et al. v. Broadcom Corp., Case No. DED-1-16-cv-00380 (D. Del.)
On May 23, 2016, Tessera, Inc. and Tessera Advanced Technologies, Inc. filed a complaint against Broadcom in the United States District Court for the District of Delaware. The complaint alleges that Broadcom infringes U.S. Patent Nos. 5,666,046, 6,043,699, 6,284,563, and 6,954,001. Tessera, Inc. and Tessera Advanced Technologies, Inc. filed an amended complaint on June 19, 2016 alleging infringement of three additional patents, U.S. Patent Nos. 6,046,076, 6,080,605, and 6,218,215. The complaint requests, among other things, that Broadcom be ordered to pay compensatory damages in an amount no less than a reasonable royalty.
On July 14, 2016, Broadcom filed an answer to the amended complaint. On July 18, 2016, Broadcom filed a motion to transfer venue. No case schedule or trial date has been set.
Invensas Corp. v. Mouser Electronics Inc., et al., Case No. 7 O 97/16 (Regional Court of Mannheim, Germany)
On May 23, 2016, Invensas Corporation (“Invensas”) filed a complaint against Mouser Electronics, Inc., EBV Elektronik GmbH & Co. KG, Arrow Central Europe GmbH, and Broadcom Germany GmbH in the Regional Court of Mannheim, Germany. The complaint alleges that the respondents infringe Invensas’s European Patent EP 1 186 034 B1, and requests, among other things, that the respondents be ordered to refrain from offering, putting onto the market, or using infringing products in the Federal Republic of Germany; refrain from importing into it or being in possession of such products for the aforementioned purposes; destroy and recall infringing products; and pay damages.
The respondents’ answer to the complaint is due on August 26, 2016. A bench trial is scheduled for February 3, 2017.

Invensas Corp. v. Broadcom Ltd., et al., Case No. 7 O 98/16 (Regional Court of Mannheim, Germany)
On May 23, 2016, Invensas filed a complaint against Broadcom Ltd. and Broadcom Corporation in the Regional Court of Mannheim, Germany. The complaint alleges that the respondents infringe Invensas’s European Patent EP 1 186 034 B1, and requests, among other things, that the respondents be ordered to refrain from offering, putting onto the market, or using infringing products in the Federal Republic of Germany; refrain from importing into it or being in possession of such products for the aforementioned purposes; destroy and recall infringing products; and pay damages.
No case schedule or trial date has been set.
Invensas Corp. v. Broadcom Ltd., et al., Case No. KG/RK 16-912 (District Court of The Hague, Netherlands)
On May 23, 2016, Invensas filed a writ of summons against Broadcom Ltd., Broadcom Corporation, Broadcom Netherlands B.V., Broadcom Communications Netherlands B.V., EBV Elektronik GmbH & Co. KG, Arrow Central Europe GmbH, and Mouser Electronics Netherlands B.V. in the District Court of The Hague, Netherlands. The complaint alleges that the defendants infringe Invensas’s European Patent EP (NL) 1 186 034 B1, and requests, among other things, that the defendants cease and desist any infringement of the patent in suit in the Netherlands; inform all persons/entities to whom the defendants delivered, sold, or offered for sale any infringing products that they will no longer do so; recall allegedly infringing products; and pay damages.

The defendants’ statements of answer to the writ of summons are due November 9, 2016. Invensas’s statement of answer to any counterclaim is due January 4, 2017. A hearing/bench trial is scheduled for March 31, 2017.
St. Paul Mercury Ins. Co. v. Tessera, Inc., Case No. 5:12-CV-01827 RMW (N.D. Cal.)
In February 2012, Tessera, Inc. notified St. Paul Mercury Insurance Co. (“St. Paul”) of the complaint in Powertech Technology Co. v. Tessera, Inc., Case No. 11-CV-06121-CW (N.D. Cal.) (“PTI Action”). Tessera, Inc. requested that St. Paul defend and indemnify Tessera,Inc. under certain commercial general liability insurance policies issued by St. Paul. On April 12, 2012, St. Paul filed a complaint against Tessera,Inc. in the U.S. District Court for the Northern District of California, seeking a declaratory judgment that it had no duty to defend or indemnify Tessera, Inc. in the PTI Action. St. Paul filed a first amended complaint on April 13, 2012. On May 21, 2012, Tessera, Inc. filed an answer and counterclaims, seeking a declaratory judgment that St. Paul was obligated to defend and indemnify Tessera, Inc. in the PTI Action, and alleging causes of action for breach of contract and bad faith. Tessera, Inc.’s complaint sought damages, including Tessera, Inc.’s unreimbursed costs incurred responding to and defending against PTI’s complaint in the PTI Action. St. Paul answered the counterclaims on June 11, 2012.
On November 30, 2012, the district court granted St. Paul’s motion for partial summary judgment, and denied Tessera, Inc.’s motion for partial summary judgment, ruling that St. Paul had no duty to defend Tessera in the PTI Action. On September 26, 2013, the court granted Tessera, Inc.’s motion for entry of final judgment pursuant to Federal Rule of Civil Procedure 54(b), and Tessera, Inc. appealed to the U.S. Court of Appeals for the Ninth Circuit.
On December 10, 2015, the court of appeals reversed the district court’s judgment, holding that it erred when it relieved St. Paul of its duty to defend. The appellate court remanded the action to the district court to consider in the first instance whether an intellectual property exclusion in the insurance policies should excuse St. Paul from its duty to defend.
On June 21, 2016, following remand, the district court granted Tessera, Inc.’s motion for partial summary judgment and denied St. Paul’s motion for partial summary judgment, holding that the intellectual property exclusion did not apply, and finding that St. Paul had a duty to defend Tessera, Inc. in the PTI Action. Discovery is ongoing. No trial date or case schedule has been set.
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
On September 17, 2014, STM, the sole remaining opponent, withdrew its opposition. On December 22, 2015, the Opposition Division issued a decision confirming the validity of the EP672 patent. The necessary documents have been filed in order to revalidate the EP672 patent in various countries.

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
We earn a significant amount of our revenues from a limited number of customers. For the three months ended June 30, 2016, there were four customers that accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
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
We derive a significant portion of our revenues from licenses and royalties including structured settlement payments. The success of our licensing business depends on our ability to continue to develop and acquire high quality patent portfolios. We devote significant resources to developing new technologies and to sourcing and acquiring patent portfolios to address the evolving needs of the semiconductor and the consumer and communication electronics industries and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patent portfolios is intense and there is no assurance that we can continue to acquire such patent portfolios on favorable terms. We may not be able to develop and market new or improved technologies in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2035. We need to develop or acquire successful innovations and obtain revenue-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.
We are currently involved in litigation and administrative proceedings involving some of our patents, and may be involved in other such actions in the future; any invalidation or limitation of the scope of our patents could significantly harm our business.
We are currently involved in litigation involving some of our patents, and may be involved in other such actions in the future. The parties in these legal actions often challenge the validity, scope, enforceability and/or ownership of our patents. In addition, in the past requests for reexamination or review have been filed in the U.S. Patent and Trademark Office ("PTO") with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office ("EPO"). During a reexamination or review proceeding and upon completion of the proceeding, the PTO or EPO may leave a patent in its present form, narrow the scope of the patent, or cancel or find unpatentable some or all of the claims of the patent. For example, the PTO has issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. From time to time we assert these patents and patent claims in litigation and administrative proceedings. If the PTO's adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in PTO reexaminations or review proceedings, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.
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
From time to time we enter into license and settlement agreements that include pricing or payment terms that result in quarter-to-quarter or year-over-year fluctuations in our revenues, such as volume pricing adjustments. The effect of these terms may also cause our aggregate annual royalty revenues to grow less rapidly than annual growth in overall unit shipments in the applicable end market. Additionally, our customers may fail to pay, delay payment of or underpay what they owe to us under our license and settlement agreements, which may in turn require us to enforce our contractual rights through litigation, resulting in payment amounts and timing different than expected based on the terms of our license and settlement agreements. This also may cause our revenues and cash flows to fluctuate on a quarter-to-quarter or year-over-year basis.
We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property and contract rights, including material litigation with existing licensees or strategic partners, which could harm our business.
From time to time, our efforts to obtain a reasonable royalty through our sales efforts do not result in the prospective customer agreeing to license our patents or our technology. In certain cases, we use litigation to defend our patent rights, to seek payment for past infringement, and to seek future royalties for the use of our patents and technology. For example, on May 23,2016 we filed six legal proceedings against Broadcom Corporation and certain of its affiliates, customers and distributors, alleging infringement of certain of our patents. We also may litigate to enforce our other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1 - Legal Proceedings, are examples of disputes and litigation that impact our business. If we are not able to reach agreement with customers or potential customers we may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.
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

Due to fluctuations in our operating results, reports from market and security analysts, litigation-related developments, and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenues, cash flows or operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.
We may not continue to pay dividends at the same rate we are currently paying them, or at all, and any decrease in or suspension of the dividend could cause our stock price to decline.

In February 2015, we announced a doubling of the current quarterly dividend to $0.20 per share which began in March 2015. We also return capital to shareholders through stock repurchases and plan to continue repurchasing stock in future periods. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments. The payment of future cash dividends is subject to the final determination each quarter by our Board of Directors that the dividend remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, actual and forecasted cash flows, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by management and the Board of Directors. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200.0 million in future repurchases under the plan. As of June 30, 2016, the total amount available for repurchase under the plan was $164.2 million.

The amount of repurchases under our stock repurchase program will vary. During 2014, we repurchased approximately 2,800,000 shares for an aggregate amount of $65.6 million. In 2015, we repurchased approximately 3,300,000 shares for an aggregate amount of $119.2 million. In the first six months of 2016, we repurchased approximately 2,069,000 shares for an aggregate amount of $61.7 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, the Company may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At June 30, 2016, we held approximately $43.4 million in cash and cash equivalents and $328.3 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and since May 2014 the FASB has issued amendments to this new guidance, which collectively provides guidance for revenue recognition. ASU 2014-09 is effective for the Company beginning January 1, 2018 and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. Under the new standard, the current practice of many licensing companies of reporting revenues from per-unit royalty based agreements one quarter in arrears would no longer be accepted and instead companies will be expected to estimate royalty-based revenues. We are still considering how the guidance will affect our financial reporting once finalized and we are still considering method of adoption.
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
Our international corporate structure and intercompany arrangements, including the manner in which we market, develop, use and license our intellectual property, fund our operations and structure transactions with our international subsidiaries, may result in the increase or reduction of our worldwide effective tax rate. Such international corporate structure and intercompany arrangements are subject to examination by the tax authorities of the jurisdictions in which we operate, including the United States. The application of the tax laws of these jurisdictions to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Moreover, such tax laws are subject to change. Tax authorities may disagree with our intercompany transfer pricing arrangements, including our transfer of intangibles, or determine that the manner in which we operate our business does not achieve the intended tax consequences. Additionally, future changes in the tax laws (such as proposed legislation to reform U.S. taxation of international business activities) may have an adverse effect on our international corporate structure and operations. The result of an adverse determination of any of the above items could increase our worldwide effective tax rate and harm our financial position and results of operations.
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
(c) Stock Repurchases

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Share in thousands)
2016
April	404	$29.98	404
May	112	29.72	112
June	300	32.52	300
Total	816	$30.88	816	$164.2 million

(a) Calculated as of June 30, 2016. In August 2007, the Company’s Board of Directors authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. All repurchases in the three months ended June 30, 2016 were made under this plan.

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
Dated: August 2, 2016

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