Form 10-Q
period 2016-09-30
TESSERA TECHNOLOGIES INC
filed 2016-11-01
CIK 1261694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of October 21, 2016 was 48,583,866

TESSERA TECHNOLOGIES, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$50,401	$22,599
Short-term investments	345,854	359,145
Accounts receivable, net	2,640	1,784
Other current assets	24,540	28,130
Total current assets	423,435	411,658
Intangible assets, net	76,963	95,089
Long-term deferred tax assets	6,093	15,649
Other assets	18,042	16,956
Total assets	$524,533	$539,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$803	$1,090
Accrued legal fees	3,792	2,621
Accrued liabilities	10,866	10,262
Deferred revenue	1,934	6,805
Total current liabilities	17,395	20,778
Long-term deferred tax and other liabilities	2,675	3,417
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 59,277 and 58,692 shares issued, respectively, and 48,549 and 50,294 shares outstanding, respectively	59	58
Additional paid-in capital	621,113	599,186
Treasury stock at cost; 10,727 and 8,398 shares of common stock at each period end, respectively	(299,555)	(229,513)
Accumulated other comprehensive income (loss)	33	(1,437)
Retained earnings	182,813	146,863
Total stockholders’ equity	504,463	515,157
Total liabilities and stockholders’ equity	$524,533	$539,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Royalty and license fees	$62,433	$67,426	$189,430	$211,464
Total revenues	62,433	67,426	189,430	211,464
Operating expenses:
Cost of revenues	99	62	238	370
Research, development and other related costs	8,622	8,551	28,997	23,781
Selling, general and administrative	12,491	10,912	34,751	33,032
Amortization expense	6,052	5,186	18,126	14,573
Litigation expense, net	580	2,938	12,422	10,961
Total operating expenses	27,844	27,649	94,534	82,717
Operating income	34,589	39,777	94,896	128,747
Other income and expense, net	864	755	2,473	2,173
Income before taxes from continuing operations	35,453	40,532	97,369	130,920
Provision for income taxes	11,634	7,596	31,977	36,647
Income from continuing operations	23,819	32,936	65,392	94,273
Loss from discontinued operations, net of tax	—	(437)	—	(68)
Net income	$23,819	$32,499	$65,392	$94,205
Income per share:
Income from continuing operations:
Basic	$0.49	$0.64	$1.33	$1.81
Diluted	$0.48	$0.63	$1.31	$1.78
Loss from discontinued operations:
Basic	$—	$(0.01)	$—	$—
Diluted	$—	$(0.01)	$—	$—
Net income:
Basic	$0.49	$0.63	$1.33	$1.81
Diluted	$0.48	$0.62	$1.31	$1.78
Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60
Weighted average number of shares used in per share calculations-basic	48,545	51,825	49,096	52,167
Weighted average number of shares used in per share calculations-diluted	49,304	52,514	49,803	52,992
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$23,819	$32,499	$65,392	$94,205
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities, net of tax	(360)	(5)	1,470	(179)
Other comprehensive income (loss)	(360)	(5)	1,470	(179)
Comprehensive income	$23,459	$32,494	$66,862	$94,026
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$65,392	$94,205
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	1,292	1,199
Amortization of intangible assets	18,126	14,573
Stock-based compensation expense	11,041	8,457
Deferred income tax and other, net	11,604	10,329
Excess tax effect from stock based compensation	(6,339)	(1,266)
Tax effect from employee stock option plan	4,694	—
Changes in operating assets and liabilities:
Accounts receivable, net	(856)	3,683
Other assets	4,172	(9,410)
Accounts payable	(287)	(2,883)
Accrued legal fees	1,171	(802)
Accrued and other liabilities	(58)	(2,640)
Deferred revenue	(4,871)	(2,460)
Net cash from operating activities	105,081	112,985
Cash flows from investing activities:
Purchases of property and equipment	(2,960)	(912)
Purchases of short-term available-for-sale investments	(161,373)	(261,195)
Proceeds from maturities of short-term investments	130,570	143,894
Proceeds from sales of short-term investments	43,436	145,478
Acquisition of business, net of cash acquired	—	(38,561)
Purchases of intangible assets	—	(2,950)
Net cash from investing activities	9,673	(14,246)
Cash flows from financing activities:
Dividend paid	(29,442)	(31,468)
Excess tax benefit from stock-based compensation	6,339	1,266
Proceeds from exercise of stock options	4,195	8,402
Proceeds from employee stock purchase program	1,998	1,665
Repurchase of common stock	(70,042)	(97,484)
Net cash from financing activities	(86,952)	(117,619)
Net changes in cash and cash equivalents	27,802	(18,880)
Cash and cash equivalents at beginning of period	22,599	50,908
Cash and cash equivalents at end of period	$50,401	$32,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESSERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION
Tessera Technologies, Inc., including its Invensas and FotoNation subsidiaries (the "Company"), licenses its technologies and intellectual property to customers for use in areas such as mobile computing and communications, memory and data storage, and 3-D Integrated Circuit (“3D-IC”) technologies, among others. The Company's technologies include semiconductor packaging, bonding, and interconnect solutions, including xFD®, BVA®, ZiBond®, and DBI®, and products and solutions for mobile and computational imaging, including our FaceTools®, FacePower®, FotoSavvy®, DigitalApertureTM, IrisCam™, LifeFocus™, face beautification, red-eye removal, High Dynamic Range, autofocus, panorama, biometrics, and image stabilization intellectual property.

On September 19, 2016, the Company entered into an Agreement and Plan of Merger (the “DTS Merger Agreement”), pursuant to which the Company and DTS, Inc. (“DTS”) will each merge with indirect, wholly-owned subsidiaries of the Company, and thereby become wholly-owned subsidiaries of a new holding company (the “DTS Merger”). As a result of the DTS Merger, both DTS and the Company will become wholly-owned subsidiaries of the new holding company (“Holdco”), and their equity securities will cease to be publicly traded. Holdco intends to apply to have its common stock listed on the NASDAQ Global Select Market, as is the case today with DTS and Company common stock. At the effective time of the DTS Merger, the Company’s common stock will be converted into Holdco common stock, and each share of DTS common stock generally will be converted into the right to receive $42.50 in cash. The Company intends to fund the payment of this cash consideration with its existing cash balances and a $600.0 million secured term loan. The consummation of the DTS Merger is subject to the satisfaction of a number of conditions, including approval of the DTS Merger and adoption of the DTS Merger Agreement by the stockholders of DTS.
The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2016 and 2015, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2015 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 22, 2016 (the “Form 10-K”).
The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2016 or any future period and the Company makes no representations related thereto.
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies described in the Form 10-K.

Recently Adopted Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards.

The amendments in ASU 2014-12 were adopted effective January 1, 2016. The implementation of this guidance did not have a material impact to the disclosures in the Company’s consolidated financial statements.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), and since May 2014 the FASB has issued amendments to this new guidance, which collectively provides guidance for revenue recognition. ASU 2014-09 is effective for the Company beginning January 1, 2018 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Under the new standard, the current practice of many licensing companies of reporting revenues from per-unit royalty based agreements one quarter in arrears would no longer be accepted and instead companies will be expected to estimate royalty-based revenues. The Company is currently evaluating the method of adoption and the resulting impact on the financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact the adoption of this new accounting standard would have on its consolidated financial statements and footnote disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017 , and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.
NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Prepaid income taxes	$19,315	$22,890
Interest receivable	2,307	2,427
Other	2,918	2,813
	$24,540	$28,130

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Employee compensation and benefits	$5,811	$6,848
Other	5,055	3,414
	$10,866	$10,262

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Unrealized gains (losses) on available-for-sale securities, net of tax	$33	$(1,437)
	$33	$(1,437)
NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$185,255	$262	$(156)	$185,361
Municipal bonds and notes	92,080	21	(45)	92,056
Commercial paper	47,896	12	(31)	47,877
Treasury and agency notes and bills	35,546	3	(16)	35,533
Money market funds	219	—	—	219
Total available-for-sale securities	$360,996	$298	$(248)	$361,046
Reported in:
Cash and cash equivalents				$15,192
Short-term investments				345,854
Total marketable securities				$361,046

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$257,461	$7	$(1,286)	$256,182
Municipal bonds and notes	70,772	12	(81)	70,703
Treasury and agency notes and bills	26,973	—	(93)	26,880
Commercial paper	5,377	3	—	5,380
Money market funds	715	—	—	715
Total available-for-sale securities	$361,298	$22	$(1,460)	$359,860
Reported in:
Cash and cash equivalents				$715
Short-term investments				359,145
Total marketable securities				$359,860
At September 30, 2016 and December 31, 2015, the Company had $396.3 million and $381.7 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $35.2 million and $21.9 million at September 30, 2016 and December 31, 2015, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the three and nine months ended September 30, 2016 and 2015.
Unrealized gains and unrealized losses were $0.2 million and $0.2 million, respectively, net of tax, as of September 30, 2016. These amounts were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of September 30, 2016 because the Company has the ability to hold these investments to allow for recovery. On occasion, the Company may decide to sell these securities prior to maturity which may result in a realized loss and a return less than the contractual rate. For the nine months ended September 30, 2016 and 2015, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at September 30, 2016 and December 31, 2015, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

September 30, 2016	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$75,702	$(118)	$19,722	$(38)	$95,424	$(156)
Treasury and agency notes and bills	21,500	(15)	—	—	21,500	(15)
Municipal bonds and notes	49,190	(45)	—	—	49,190	(45)
Commercial paper	42,534	(32)	—	—	42,534	(32)
Total	$188,926	$(210)	$19,722	$(38)	$208,648	$(248)

December 31, 2015	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$183,491	$(1,162)	$70,447	$(124)	$253,938	$(1,286)
Municipal bonds and notes	60,976	(81)	—	—	60,976	(81)
Treasury and agency notes and bills	26,880	(93)	—	—	26,880	(93)
Total	$271,347	$(1,336)	$70,447	$(124)	$341,794	$(1,460)

The estimated fair value of marketable securities by contractual maturity at September 30, 2016 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$164,551
Due in one to two years	120,872
Due in two to three years	75,623
Total	$361,046
NOTE 5 – FAIR VALUE

The Company follows the authoritative guidance for fair value measurement and the fair value option for financial assets and financial liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2015 and September 30, 2016.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of September 30, 2016 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Securities
Money market funds (1)	$219	$219	$—	$—
Corporate bonds and notes (2)	185,361	—	185,361	—
Municipal bonds and notes (2)	92,056	—	92,056	—
Treasury and agency notes and bills (2)	35,533	—	35,533	—
Commercial paper (3)	47,877	—	47,877	—
Total Assets	$361,046	$219	$360,827	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at September 30, 2016:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.
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

NOTE 6 – IDENTIFIED INTANGIBLE ASSETS

The balance of our goodwill, which was recorded as a result of business acquisitions in 2014 and 2015, is $10.1 million at September 30, 2016 and December 31, 2015, respectively, and is included in other assets on our Condensed Consolidated Balance Sheets.
Identified intangible assets consisted of the following (in thousands):

		September 30, 2016			December 31, 2015
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$140,345	$(92,444)	$47,901	$140,345	$(79,128)	$61,217
Existing technology	5-10	50,620	(23,553)	27,067	50,620	(20,182)	30,438
Customer contracts	3-9	10,200	(9,108)	1,092	10,200	(7,792)	2,408
Trade name	4-10	1,600	(697)	903	1,600	(574)	1,026
		$202,765	$(125,802)	$76,963	$202,765	$(107,676)	$95,089
Amortization expense for the three months ended September 30, 2016 and 2015 amounted to $6.1 million and $5.2 million, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 amounted to $18.1 million and $14.6 million, respectively.
As of September 30, 2016, the estimated future amortization expense of intangible assets is as follows (in thousands):

2016 (remaining 3 months)	$6,052
2017	21,715
2018	19,359
2019	10,926
2020	6,777
Thereafter	12,134
$76,963

NOTE 7 – NET INCOME PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and nine months ended September 30, 2016 and 2015.

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Denominator:
Weighted average common shares outstanding	48,558	51,856	49,114	52,209
Less: Unvested common shares subject to repurchase	(13)	(31)	(18)	(42)
Total common shares-basic	48,545	51,825	49,096	52,167
Effect of dilutive securities:
Stock awards	284	285	267	364
Restricted stock awards and units	475	404	440	461
Total common shares-diluted	49,304	52,514	49,803	52,992

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
For the three and nine months ended September 30, 2016, in the calculation of net income per share, 0.3 million and 0.1 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
For the three and nine months ended September 30, 2015, in the calculation of net income per share, approximately 0.1 million shares, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
NOTE 8 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2016, the Company has repurchased a total of approximately 10,488,000 shares of common stock, since inception of the plan, at an average price of $27.83 per share for a total cost of $291.8 million. As of December 31, 2015, the Company had repurchased a total of approximately 8,234,000 shares of common stock, since inception of the plan, at an average price of $27.22 per share for a total cost of $224.1 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2016, the total remaining amount available for repurchase was $158.2 million. The Company plans to continue to execute authorized repurchases from time to time under the plan, although the Company’s future level of share repurchases may be reduced from historical levels, or suspended, as a result of the planned DTS Merger.

Stock Option Plans
The 2003 Plan
As of September 30, 2016, there were approximately 3.4 million shares reserved for future grants under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2015	1,143	$20.63
Options granted	—	—
Options exercised	(227)	$18.46
Options canceled / forfeited / expired	(41)	$22.99
Balance at September 30, 2016	875	$21.08

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of September 30, 2016 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2015	690	519	1,209	$29.28
Awards and units granted	551	86	637	$30.25
Awards and units vested / earned	(198)	(84)	(282)	$30.28
Awards and units canceled / forfeited	(74)	(88)	(162)	$28.50
Balance at September 30, 2016	969	433	1,402	$29.61

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
Employee Stock Purchase Plans
As of September 30, 2016, there were approximately 407,000 shares reserved for grant under Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “International ESPP”), collectively.
NOTE 9 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Research, development and other related costs	$1,192	$1,109	$4,062	$2,805
Selling, general and administrative	2,281	1,776	6,979	5,652
Total stock-based compensation expense	3,473	2,885	$11,041	$8,457

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2016 and 2015 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Employee stock options	$446	$635	$1,456	$2,142
Restricted stock awards and units	2,802	2,125	8,954	5,885
Employee stock purchase plan	225	125	631	430
Total stock-based compensation expense	$3,473	$2,885	$11,041	$8,457
The following assumptions were used to value the options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Expected life (in years)	*	3.8	*	3.8
Risk-free interest rate	*	1.3%	*	1.1-1.4%
Dividend yield	*	2.1%	*	2.1 -2.9%
Expected volatility	*	34.0%	*	34.0 - 35.6%

* There were no options granted in the three and nine months ended September 30, 2016.
ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	August 2016	August 2015	February 2016	February 2015
Expected life (years)	2.0	2.0	2.0	2.0
Risk-free interest rate	0.5%	0.7%	0.8%	0.4%
Dividend yield	3.0%	2.1%	2.4%	3.4%
Expected volatility	30.0%	29.7%	30.0%	30.0%

NOTE 10 – INCOME TAXES

The provision for income taxes for the three months and nine months ended September 30, 2016 was $11.6 million and $32.0 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2016 was primarily related to foreign withholding taxes, and tax liability generated from U.S. and foreign operations, offset by the benefit from the reversal of unrecognized tax benefits due to lapses in the statute of limitations and audit completion. The provision for income taxes for the three and nine months ended September 30, 2015 was $7.6 million and $36.6 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2015 was primarily related to tax liability generated from U.S. and foreign operations, and foreign withholding taxes, offset by the benefit from the release of valuation allowance primarily related to Ireland deferred tax assets and the reversal of unrecognized tax benefits due to lapses in the statute of limitations. The decrease in the provision for income taxes for the nine months ended September 30, 2016 as compared to the same period in the prior year is largely attributable to a decrease in profits and foreign withholding taxes for the current period. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter.
As of September 30, 2016, unrecognized tax benefits were $2.2 million, of which $1.4 million would affect the effective tax rate if recognized. At December 31, 2015, unrecognized tax benefits were $3.1 million of which $2.4 million would affect the effective tax rate if recognized. Within the next 12 months, there are no unrecognized tax benefits expected to decrease due to lapses in the relevant statute of limitations.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2016, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of September 30, 2016 and December 31, 2015, the Company had accrued $0.4 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.

At September 30, 2016, the Company's 2011 through 2015 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company completed an Internal Revenue Service examination related to its 2010 through 2013 tax returns which resulted in no adjustment. The Company previously completed an Internal Revenue Service examination related to its 2008 and 2009 tax returns which resulted in minimal changes to the statement of operations. The audit was settled in 2014 but the Company is currently disputing the interest calculation for the audit assessment amount. The Company is currently under examination in California for the 2011 and 2012 tax years.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2016 and 2015 amounted to $0.7 million and $0.6 million, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 amounted to $1.8 million and $1.6 million, respectively.
As of September 30, 2016, future minimum lease payments are as follows (in thousands):

Lease Obligations
2016 (remaining 3 months)	$690
2017	2,606
2018	2,630
2019	2,496
2020	2,148
Thereafter	277
$10,847

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
An initial summary judgment hearing on contract issues took place on September 22, 2016, and the parties’ motions for summary judgment are under submission. The fact discovery cutoff date is October 31, 2016. The expert discovery cutoff date is March 3, 2017. A hearing on any remaining motions for summary judgment is set for March 16, 2017. Trial is scheduled to begin on June 19, 2017.
Garfield v. DTS, Inc., et al., Civil Action No. TN6317 (Superior Court of California, Ventura County)
On October 26, 2016, an alleged stockholder of DTS, Robert Garfield, filed a putative class action lawsuit in the Superior Court of California, Ventura County, against DTS, Inc. (“DTS”), members of DTS’s board of directors, DTS’s financial advisor in connection with the DTS Merger, and the Company.  The complaint purports to allege claims for breach of fiduciary duties of care, good faith, and loyalty against the DTS directors; breach of the fiduciary duty of disclosure against DTS and the DTS directors; and aiding and abetting the purported breaches of fiduciary duties against the Company and DTS’s financial advisor. The complaint seeks, inter alia, certification as a class action; an order enjoining the merger or, if it is consummated, an order rescinding it; a reduction in the termination fee payable by DTS to the Company; damages; and attorneys’ fees.  The Company believes the complaint is meritless and intends to defend the action vigorously. The Company has not yet been served with the complaint.
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
A significant portion of the Company’s revenues is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that these revenues will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenues from continuing operations for the periods indicated (in thousands):

	Three Months Ended,				Nine Months Ended,
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
U.S.	$21,218	34%	$23,613	35%	$76,027	40%	$74,406	35%
Korea	22,669	36	23,952	36	60,090	32	63,176	30
Taiwan	7,187	12	7,221	11	27,578	15	49,836	24
Other	11,359	18	12,640	18	25,735	13	24,046	11
	$62,433	100%	$67,426	100%	$189,430	100%	$211,464	100%
For the three months ended September 30, 2016 and 2015, there were six and five customers, respectively, that each accounted for 10% or more of total revenues. For the nine months ended September 30, 2016 and 2015, there were four and five customers, respectively, that each accounted for 10% or more of total revenues.

NOTE 13 - SUBSEQUENT EVENTS

Dividend Payment

On October 26, 2016, the Board declared a cash dividend of $0.20 per share of common stock, payable on November 23, 2016 for the stockholders of record at the close of business on November 9, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2015 found in the Form 10-K.

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, the DTS merger and related debt financing and transactions, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

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

On September 19, 2016, we entered into an Agreement and Plan of Merger (the “DTS Merger Agreement”), pursuant to which the Company and DTS, Inc. (“DTS”) will each merge with indirect, wholly-owned subsidiaries of the Company, and thereby become wholly-owned subsidiaries of a new holding company (the “DTS Merger”). As a result of the DTS Merger, both DTS and the Company will become wholly-owned subsidiaries of the new holding company (“Holdco”), and their equity securities will cease to be publicly traded. Holdco intends to apply to have its common stock listed on the NASDAQ Global Select Market, as is the case today with DTS and Company common stock. At the effective time of the DTS Merger, the Company’s common stock will be converted into Holdco common stock, and each share of DTS common stock generally will be converted into the right to receive $42.50 in cash. We intend to fund the payment of this cash consideration with our existing cash balances and a $600.0 million secured term loan. The consummation of the DTS Merger is subject to the satisfaction of a number of conditions, including approval of the DTS Merger and adoption of the DTS Merger Agreement by the stockholders of DTS.

We believe that the DTS Merger will help us to deliver the next generation of audio and imaging solutions to the global consumer electronics, mobile, and automotive markets, and to target new markets. The DTS Merger will result in material changes to our balance sheet, results of operations and cash flows. For example, the financing of the DTS Merger will require a significant amount of our current cash and cash equivalents and will also be financed through the incurrence of substantial long-term debt. Additionally, our revenue, operating expenses and cash from operations should all increase resulting in the trends noted below in our "Results of Operations" to be altered going forward.

Results of Operations
Revenues
Our revenues are generated primarily from royalty and license fees. Royalty and license fees are generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since it can be difficult to accurately estimate our royalty revenues prior to obtaining these reports from the licensees, we generally recognize royalty revenues on a one quarter lag. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenues depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of each element and the nature of our deliverables and obligations. In addition, our royalty revenues will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by licensees; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; (e) volume incentive pricing terms in licensing agreements that may result in significant variability in quarterly revenue recognition from customers and (f) the impact of economic downturns.
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations.

We are currently and have in the past been engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights.
The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Royalty and license fees	100%	100%	100%	100%
Total Revenues	100	100	100	100
Operating expenses:
Research, development and other related costs	14	13	15	11
Selling, general and administrative	20	16	18	16
Amortization expense	10	8	10	7
Litigation expense, net	1	4	7	5
Total operating expenses	45	41	50	39
Operating income from continuing operations	55	59	50	61
Other income and expense, net	2	1	2	1
Income from continuing operations before taxes	57	60	52	62
Provision for income taxes	19	11	17	17
Income from continuing operations	38	49	35	45
Income from discontinued operations, net of tax	—	(1)	—	—
Net income	38%	48%	35%	45%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	September 30, 2016	September 30, 2015	Increase/ (Decrease)	% Change
Royalty and license fees	$62,433	$67,426	$(4,993)	(7)%

The $5.0 million or 7% decrease in revenues was due to a decrease in recurring revenue of $4.0 million and a decrease in episodic revenue of $1.0 million in the three months ended September 30, 2016 when compared to the three months ended September 30, 2015. The recurring revenue decrease primarily resulted from the timing of revenue related to contractual arrangements for certain customers.

	Nine Months Ended
	September 30, 2016	September 30, 2015	Increase/ (Decrease)	% Change
Royalty and license fees	$189,430	$211,464	$(22,034)	(10)%

The $22.0 million or 10% decrease in revenues was due to a decrease in episodic revenue of $24.3 million which was partially offset by an increase in recurring revenue of $2.3 million in the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. The episodic revenue decrease was primarily the result of a $27.0 million episodic payment made by Advanced Semiconductor Engineering, Inc. in the first quarter of 2015. Recurring revenue was up $2.3 million primarily as a result of our settlement of the UTAC litigation matter during 2016 off-set by decreases in our royalty-based revenue from licensees.
Cost of Revenues
Cost of revenues consists of direct compensation and related expenses to provide non-recurring engineering services ("NRE"). We anticipate these expenses will continue to be a low percentage of total revenue as our NRE services are not a significant portion of our revenues.
Cost of revenues for the three months ended September 30, 2016 and 2015 was $0.1 million. Cost of revenues for the nine months ended September 30, 2016 was $0.2 million, as compared to $0.4 million for the nine months ended September 30, 2015. The change related to a decrease in direct labor from non-recurring engineering services.
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
Research, development and other related costs for the three months ended September 30, 2016 and 2015 were $8.6 million. Personnel related expenses increased approximately $0.5 million in the three months ended September 30, 2016 when compared to the three months ended September 31, 2015. Over the past several quarters, we have increased our research and development headcount both through the acquisition of Ziptronix and through strategic hiring as we have expanded our research and development programs for FotoNation products, undertaken new initiatives for our advanced packaging technologies, and expanded our office of the Chief Technology Officer. The increase in personnel related expenses was partially offset by a one-time credit related to a value added tax refund.
Research, development and other related costs for the nine months ended September 30, 2016 were $29.0 million, as compared to $23.8 million for the nine months ended September 30, 2015, an increase of $5.2 million. The increase was primarily related to a $2.9 million increase in personnel related expenses, a $1.3 million increase in stock based compensation and $1.0 million increase in legal and other outside services. These increases, as noted above, result from increasing our research and development headcount as we remain committed to expanding into new technologies.
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
Selling, general and administrative expenses for the three months ended September 30, 2016 were $12.5 million, as compared to $10.9 million for the three months ended September 30, 2015, an increase of $1.6 million. The increase was primarily attributable to an increase of $0.5 million in stock based compensation and an increase of $1.5 million in outside services. The increase in outside services was primarily related to our planned acquisition of DTS. These increases were partially offset by a decrease in marketing costs of $0.5 million resulting primarily from a one-time spend related to purchasing marketing reports in the third quarter of last year. The increase in selling, general and administrative expenses was also offset by a one-time tax credit related to a value added tax refund.
Selling, general and administrative expenses for the nine months ended September 30, 2016 were $34.8 million, as compared to $33.0 million for the nine months ended September 30, 2015, an increase of $1.8 million. The increase was primarily attributable to an increase of $1.3 million in stock based compensation and an increase of $1.3 million in outside services. The increase in outside services was primarily related to our planned acquisition of DTS. These increases were partially offset by a decrease in marketing costs of $0.5 million resulting primarily from a one-time expenditure related to purchasing marketing reports in the third quarter of last year. The increase in selling, general and administrative expenses was also offset by a one-time tax credit in the third quarter of 2016 related to a value added tax refund.
Amortization Expense
Amortization expense for the three months ended September 30, 2016 was $6.1 million, as compared to $5.2 million for the three months ended September 30, 2015, an increase of $0.9 million. This increase was primarily attributable to intangible assets recorded in connection with the Ziptronix acquisition in August 2015 as well as $4.5 million in intellectual property assets acquired in the third and fourth quarters of 2015.
Amortization expense for the nine months ended September 30, 2016 was $18.1 million, as compared to $14.6 million for the nine months ended September 30, 2015, an increase of $3.5 million. This increase was primarily attributable to intangible assets recorded in connection with the Ziptronix acquisition in August 2015 as well as $6.0 million in intellectual property assets acquired in the second, third and fourth quarters of 2015.
We expect amortization expense to continue being a material portion of our operating expenses in future periods as we are actively pursuing additional acquisitions of intellectual property assets.
Litigation Expense, net
Litigation expense, net for the three months ended September 30, 2016 was $0.6 million, as compared to $2.9 million for the three months ended September 30, 2015, a decrease of $2.3 million. We incurred $5.6 million in litigation expense during the three months ended September 30, 2016 but we also recorded an offset to litigation expense of $5.0 million due to an insurance settlement which refunded certain litigation costs incurred in prior years. Without this insurance settlement, our litigation expense would have increased $2.7 million as a result of the increase in our docket of legal proceedings. See Part II, Item 1 "Legal Proceedings" for additional information.
Litigation expense, net for the nine months ended September 30, 2016 was $12.4 million, as compared to $11.0 million for the nine months ended September 30, 2015, an increase of $1.4 million. Without the insurance settlement noted above, our litigation expense would have increased approximately $6.4 million. The increase was primarily attributable to the increase in our docket of legal proceedings. See Part II, Item 1 "Legal Proceedings" for additional information.
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
Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Research, development and other related costs	$1,192	$1,109	$4,062	$2,805
Selling, general and administrative	2,281	1,776	6,979	5,652
Total stock-based compensation expense	$3,473	$2,885	$11,041	$8,457
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the three months ended September 30, 2016, stock-based compensation expense was $3.5 million, of which $0.4 million related to employee stock options, $2.8 million related to restricted stock awards and units and $0.2 million related to employee stock purchases. For the three months ended September 30, 2015, stock-based compensation expense was $2.9 million, of which $0.6 million related to employee stock options, $2.1 million related to restricted stock awards and units and $0.1 million related to employee stock purchases.
For the nine months ended September 30, 2016, stock-based compensation expense was $11.0 million, of which $1.5 million related to employee stock options, $9.0 million related to restricted stock awards and units and $0.6 million related to employee stock purchases. For the nine months ended September 30, 2015, stock-based compensation expense was $8.5 million, of which $2.1 million related to employee stock options, $5.9 million related to restricted stock awards and units and $0.4 million related to employee stock purchases.
These increases in stock based compensation, resulted primarily from a decrease in forfeiture rates due to reduced employee turnover as compared to prior periods as the value of new grants per year has remained relatively consistent with prior years.
Other Income and Expense, Net
Other income and expense, net for the three months ended September 30, 2016 was $0.9 million, as compared to $0.8 million for the three months ended September 30, 2015. Other income and expense, net for the nine months ended September 30, 2016 was $2.5 million, as compared to $2.2 million for the nine months ended September 30, 2015. The increases for the three and nine month periods resulted from higher interest income due to higher interest rates achieved from extending the average maturity of our portfolio and from interest rates rising in general during the past several quarters.
Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2016 was $11.6 million and $32.0 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2016 was primarily related to foreign withholding taxes, and tax liability generated from U.S. and foreign operations, offset by the benefit from the reversal of unrecognized tax benefits due to lapses in the statute of limitations and audit completion. The provision for income taxes for the three months and nine months ended September 30, 2015 was $7.6 million and $36.6 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2015 was primarily related to tax liability generated from U.S. and foreign operations, and foreign withholding taxes, offset by the benefit from the release of valuation allowance primarily related to Ireland deferred tax assets and the reversal of unrecognized tax benefits due to lapses in the statute of limitations. The decrease in the provision for income taxes for the nine months ended September 30, 2016 as compared to the same period in the prior year is largely attributable to a decrease in profits and foreign withholding taxes for the current period. Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter.
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

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$50,401	$22,599
Short-term investments	345,854	359,145
Total cash, cash equivalents and short-term investments	$396,255	$381,744
Percentage of total assets	76%	71%

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net cash from operating activities	$105,081	$112,985
Net cash from investing activities	$9,673	$(14,246)
Net cash from financing activities	$(86,952)	$(117,619)
Our primary source of liquidity and capital resources is our investment portfolio. Cash, cash equivalents and investments were $396.3 million at September 30, 2016, an increase of $14.6 million from $381.7 million at December 31, 2015. This increase was primarily from cash from operations of $105.1 million. This increase was partially offset by $70.0 million and $29.4 million in cash used in repurchasing stock and paying dividends, respectively. Cash and cash equivalents were $50.4 million at September 30, 2016, an increase of $27.8 million from $22.6 million at December 31, 2015.
Cash flows provided by operations were $105.1 million for the nine months ended September 30, 2016, primarily due to our net income of $65.4 million being adjusted for non-cash items of amortization of intangible assets of $18.1 million, stock-based compensation expense of $11.0 million, $11.6 million in deferred tax and other, net and $0.7 million in changes in operating assets and liabilities.
Cash flows provided by operations were $113.0 million for the nine months ended September 30, 2015, primarily due to our net income of $94.2 million being adjusted for non-cash items of amortization of intangible assets of $14.6 million, stock-based compensation expense of $8.5 million and $10.3 million in deferred tax and other, net. These sources of cash flows were partially offset by $14.5 million in changes in operating assets and liabilities.
Net cash provided by investing activities was $9.7 million for the nine months ended September 30, 2016, resulting from maturities and sales of short-term investments of $174.0 million, partially offset by the purchases of available-for-sale securities of $161.4 million and the purchase of $3.0 million in property and equipment. Net cash used in investing activities was $14.2 million for the nine months ended September 30, 2015, primarily related to the purchases of available-for-sale securities of $261.2 million, the acquisition of Ziptronix, Inc. for $38.6 million and the purchase of $3.0 million in intangible assets, offset by maturities and sales of short-term investments of $289.4 million.
Net cash used in financing activities was $87.0 million for the nine months ended September 30, 2016 due to dividend payments of $29.4 million and stock repurchases of $70.0 million, partially offset by $6.2 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans. Net cash used in financing activities was $117.6 million for the nine months ended September 30, 2015 due to dividend payments of $31.5 million and stock repurchases of $97.5 million, partially offset by $10.1 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three and nine months ended September 30, 2016 and 2015, no impairment charges with respect to our investments were recorded.
We intend to fund the payment of the DTS cash consideration with our existing cash balances and a $600.0 million secured term loan. We have obtained a financing commitment letter from Royal Bank of Canada and Bank of Montreal for such loan. Our financing plans will result in a significant decrease in cash, cash equivalents, and short-term investments, and the incurrence of substantial long-term indebtedness.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration has been specified for this plan. As of September 30, 2016, we have repurchased approximately 10.5 million shares of common stock since the inception of the plan, at an average price of $27.83 per share for a total cost of $291.8 million. As of September 30, 2016, the total remaining amount available for repurchase under the plan was $158.2 million. We plan to continue to execute authorized repurchases from time to time under the plan, although our future level of share repurchases may be reduced from historical levels, or suspended, as a result of the DTS Merger.

In February 2015, we announced a doubling of the current quarterly dividend to $0.20 per share which began in March 2015.  The Company also returns capital to shareholders through stock repurchases and plans to evaluate future repurchases as discussed above.  We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and short-term investments currently available, will be sufficient to fund our operations, dividends and stock repurchases for at least the next twelve months. Poor financial results, unanticipated expenses, the planned acquisition of DTS, Inc. as well as unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional future financing requirements, some of which may occur sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$10,847	$2,644	$5,776	$2,427	$—
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

As of September 30, 2016, we had accrued $2.2 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.4 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 11 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2016, there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.
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
Garfield v. DTS, Inc., et al., Civil Action No. TN6317 (Superior Court of California, Ventura County)
On October 26, 2016, an alleged stockholder of DTS, Robert Garfield, filed a putative class action lawsuit in the Superior Court of California, Ventura County, against DTS, Inc. (“DTS”), members of DTS’s board of directors, DTS’s financial advisor in connection with the DTS Merger, and the Company.  The complaint purports to allege claims for breach of fiduciary duties of care, good faith, and loyalty against the DTS directors; breach of the fiduciary duty of disclosure against DTS and the DTS directors; and aiding and abetting the purported breaches of fiduciary duties against the Company and DTS’s financial advisor. The complaint seeks, inter alia, certification as a class action; an order enjoining the merger or, if it is consummated, an order rescinding it; a reduction in the termination fee payable by DTS to the Company; damages; and attorneys’ fees.  The Company believes the complaint is meritless and intends to defend the action vigorously. The Company has not yet been served with the complaint.

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
An initial summary judgment hearing on contract issues took place on September 22, 2016, and the parties’ motions for summary judgment are under submission. The fact discovery cutoff date is October 31, 2016. The expert discovery cutoff date is March 3, 2017. A hearing on any remaining motions for summary judgment is set for March 16, 2017. Trial is scheduled to begin on June 19, 2017.
Ziptronix, Inc. v. OmniVision Technologies, Inc. et al., Civil Action No. 4:10-cv-05525 (N.D. Cal.)
On December 6, 2010 Ziptronix, Inc. (“Ziptronix”) filed a complaint against OmniVision Technologies, Inc. (“OmniVision”), Taiwan Semiconductor Manufacturing Corporation, Ltd. and TSMC North America Corp. (collectively, “TSMC”) in the U.S. District Court for the Northern District of California. Ziptronix’s complaint asserts that OmniVision and TSMC infringe Ziptronix’s U.S. Patent Nos. 6,864,585, 7,037,755, 7,335,572, 7,387,944, 7,553,744, 7,807,549. On May 4, 2011, OmniVision and TSMC filed their answers and affirmative defenses to Ziptronix’s first amended complaint, and TSMC asserted counterclaims alleging that Ziptronix infringes TSMC’s U.S. Patent Nos. 6,682,981, 7,307,020, 6,765,279, 7,385,835, and 6,350,694. All of these TSMC patents, except for U.S. Patent No. 6,350,694, have expired. On November 8, 2011, TSMC amended its counterclaims, and Ziptronix answered TSMC’s amended counterclaims on December 9, 2011.
On August 2, 2012, Ziptronix filed a second amended complaint asserting that OmniVision and TSMC also infringed Ziptronix’s U.S. Patent Nos. 7,871,898, 8,053,329, and 8,153,505.
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
Claim construction issues were fully briefed as of November 2012, and are under submission. Discovery remains open. No trial date has been scheduled. Pursuant to Court order, the parties have and are to participate in a further settlement conference before Magistrate Judge Joseph Spero.
Certain Semiconductor Devices, Semiconductor Device Packages, and Products Containing Same, Inv. No. 337-TA-1010 (U.S. International Trade Commission, Washington, D.C.)
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., and Invensas Corporation (collectively, “Complainants”) filed a complaint at the U.S. International Trade Commission (“the Commission”), requesting that the Commission institute an investigation against Respondents Broadcom Limited, Broadcom Corporation, Avago Technologies Limited, Avago Technologies U.S. Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Americas, LLC, Pace USA LLC, Pace Ltd., ASUSTeK Computer Inc., ASUS Computer International, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Arista Networks, Inc. Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC (collectively, “Respondents”). The complaint alleges that the Respondents infringe U.S. Patent Nos. 6,849,946, 6,133,136, and 6,856,007. The complaint requests that the Commission issue a permanent limited exclusion order excluding from entry into the United States the infringing products of the Respondents. In addition, the complaint requests that the Commission issue a permanent cease and desist order prohibiting the Respondents from, among other things, importing, selling, or distributing the infringing products.
Based on the complaint, the Commission instituted Investigation No. 337-TA-1010 on June 20, 2016.
The Respondents filed responses to the complaint on July 26, 2016. On September 19, 2016, the Complainants filed an amended complaint to reflect the issuance of a Certificate of Correction relating to U.S. Patent No. 6,133,136. The Respondents filed responses to the amended complaint on October 11, 2016.
A claim construction hearing is scheduled for December 1, 2016. The evidentiary hearing is scheduled to take place from March 27 to March 31, 2017. The initial determination is due June 26, 2017. The target date for completion of the Investigation is October 24, 2017.
Tessera, Inc., et al. v. Broadcom Corp., Case No. DED-1-16-cv-00379 (D. Del.)
On May 23, 2016, Tessera, Inc. and Invensas Corporation filed a complaint against Broadcom Corporation (“Broadcom”) in the U.S. District Court for the District of Delaware. The complaint alleges that Broadcom infringes U.S. Patent Nos. 6,133,136, 6,849,946, and 6,856,007 and requests, among other things, that Broadcom be ordered to pay compensatory damages in an amount no less than a reasonable royalty. Broadcom filed an answer to the complaint on July 14, 2016. On September 8, 2016, Tessera, Inc. and Invensas Corporation filed an amended complaint to reflect the issuance of a Certificate of Correction relating to U.S. Patent No. 6,133,136.
On July 18, 2016, Broadcom filed a motion to transfer venue and an unopposed motion to stay in light of the pending proceeding in the U.S. International Trade Commission involving the same patents. The Court granted the unopposed motion to stay on September 9, 2016, and the case is currently stayed. The motion to transfer is under submission.
Tessera, Inc., et al. v. Broadcom Corp., Case No. DED-1-16-cv-00380 (D. Del.)
On May 23, 2016, Tessera, Inc. and Tessera Advanced Technologies, Inc. filed a complaint against Broadcom in the U.S. District Court for the District of Delaware. The complaint alleges that Broadcom infringes U.S. Patent Nos. 5,666,046, 6,043,699, 6,284,563, and 6,954,001. Tessera, Inc. and Tessera Advanced Technologies, Inc. filed an amended complaint on June 19, 2016 alleging infringement of three additional patents, U.S. Patent Nos. 6,046,076, 6,080,605, and 6,218,215. The complaint requests, among other things, that Broadcom be ordered to pay compensatory damages in an amount no less than a reasonable royalty. On July 14, 2016, Broadcom filed an answer to the amended complaint. On September 8, 2016, Tessera filed a second amended complaint to reflect the issuance of a Certificate of Correction relating to U.S. Patent No. 6,954,001. On September 26, 2016, Broadcom answered the second amended complaint.
On July 18, 2016, Broadcom filed a motion to transfer venue, which is under submission. A claim construction hearing is scheduled for August 7, 2017. The discovery cutoff date is December 22, 2017. A jury trial is set for October 9, 2018.
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
On August 26, 2016, the respondents filed their answer to the complaint. Invensas’s reply is due November 4, 2016. A bench trial is scheduled for February 3, 2017.
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
On September 22, 2016 the respondents filed their answer to the complaint. Invensas’s reply is due on November 15, 2016. A bench trial is scheduled for February 3, 2017.
Avago Technologies GmbH v. Invensas Corp. (German Federal Patent Court, Germany)
On August 25, 2016, Avago Technologies GmbH, a German affiliate of Broadcom Ltd., filed a nullity action against the German part of European patent EP 1 186 034 B1 in the German Federal Patent Court. The complaint alleges that the patent was neither new nor inventive over prior art and that certain claims are not disclosed in a way to enable the person skilled in the art to practice the invention. The complaint further alleges that the patent’s priority was invalidly claimed. It requests that the German part of the patent be nullified.
The complaint has not yet been served on Invensas. No case schedule or trial date has been set.
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

The defendants’ statements of answer to the writ of summons are due November 9, 2016. Invensas’s statement of answer to any counterclaim is due January 4, 2017. A bench trial is scheduled for November 3, 2017.
St. Paul Mercury Ins. Co. v. Tessera, Inc., Case No. 5:12-CV-01827 RMW (N.D. Cal.)
In February 2012, Tessera, Inc. notified St. Paul Mercury Insurance Co. (“St. Paul”) of the complaint in Powertech Technology Co. v. Tessera, Inc., Case No. 11-CV-06121-CW (N.D. Cal.) (“PTI Action”). Tessera, Inc. requested that St. Paul defend and indemnify Tessera, Inc. under certain commercial general liability insurance policies issued by St. Paul. On April 12, 2012, St. Paul filed a complaint against Tessera, Inc. in the U.S. District Court for the Northern District of California, seeking a declaratory judgment that it had no duty to defend or indemnify Tessera, Inc. in the PTI Action. St. Paul filed a first amended complaint on April 13, 2012. On May 21, 2012, Tessera, Inc. filed an answer and counterclaims, seeking a declaratory judgment that St. Paul was obligated to defend and indemnify Tessera, Inc. in the PTI Action, and alleging causes of action for breach of contract and bad faith. Tessera, Inc.’s complaint sought damages, including Tessera, Inc.’s unreimbursed costs incurred responding to and defending against PTI’s complaint in the PTI Action. St. Paul answered the counterclaims on June 11, 2012.
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
On September 14, 2016, the parties reached a settlement pursuant to which Tessera, Inc. received $5.0 million. The parties stipulated to dismissal of the action with prejudice. This matter is now concluded.

Patent Office Proceedings
U.S. Patent No. 6,849,946
On October 18, 2016, Broadcom Ltd., Broadcom Corporation, Avago Technologies, Ltd., and Avago Technologies U.S. Inc. filed with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“PTO”) a petition for inter partes review of U.S Patent No. 6,849,946 (“the ’946 patent”). The petition requests a determination that claims 16-20, and 22 of the ’946 patent are unpatentable. The PTAB has not instituted the petition. No hearing date has been set. Invensas’s preliminary response is due January 18, 2017.

U.S. Patent No. 6,278,653
On October 31, 2016, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,278,653 (“the ’653 patent”).  The petition requests a determination that claims 1-20 of the ’653 patent are unpatentable.  The PTAB has not instituted the petition.  No hearing date has been set.  Invensas’s preliminary response is due January 31, 2017.

U.S. Patent No. 6,043,699
On October 31, 2016, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,043,699 (“the ’699 patent”).  The petition requests a determination that claims 1-19 of the ’699 patent are unpatentable.  The PTAB has not instituted the petition.  No hearing date has been set.  Tessera’s preliminary response is due January 31, 2017.
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
Japanese Patent No. 5864481
On August 16, 2016, Hisatoshi ODA filed an opposition to Ziptronix’s Japanese Patent No. 5864481 with the Japan Patent Office (“JPO”). On October 24, 2016, the JPO mailed a Notification of Reasons for Revocation. Ziptronix’s response is due January 22, 2017.
Japanese Patent No. 5902030

On October 25, 2016, the JPO provided notice of the filing of an opposition to Ziptronix’s Japanese Patent No. 5902030. The matter is under submission with the JPO. No response is currently due.

European Patent No. EP1111672
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
On September 17, 2014, STM, the sole remaining opponent, withdrew its opposition. On December 22, 2015, the Opposition Division issued a decision confirming the validity of the EP672 patent, and the proceeding concluded with publication of the decision to amend the EP672 patent in amended form on August 3, 2016. The necessary documents have been filed in order to revalidate the EP672 patent in various countries. This matter is now concluded.

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
We earn a significant amount of our revenues from a limited number of customers. For the three months ended September 30, 2016, there were six customers that accounted for 10% or more of total revenues. We expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
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

We may not be able to consummate our merger with DTS, or the consummation of such transaction may be delayed, which may disable or delay our business plans relating to the merger.
On September 19, 2016, we entered into an Agreement and Plan of Merger (the “DTS Merger Agreement”), pursuant to which the Company and DTS, Inc. (“DTS”) will each merge with indirect, wholly-owned subsidiaries of the Company, and thereby become wholly-owned subsidiaries of a new holding company (the “DTS Merger”). The consummation of the DTS Merger is subject to the satisfaction of a number of conditions, including approval of the DTS Merger and adoption of the DTS Merger Agreement by the stockholders of DTS. We may not be able to obtain such stockholder approval or satisfy such other conditions, in which case the consummation of the DTS Merger may be delayed or terminated. If the DTS Merger is not consummated or is materially delayed for this or any other reason, the execution of our announced business plans for the DTS Merger, including our goal to deliver the next generation of audio and imaging solutions to the global consumer electronics, mobile, and automotive markets, and to target new markets, would be disabled or delayed.  In such event, our business and operations, and our stock price, may be adversely affected.
The success of the DTS Merger will depend on our ability to realize the anticipated benefits from integrating the acquired business into our operations.
We may fail to realize the anticipated benefits from our integration of DTS on a timely basis, or at all, for a variety of reasons, including the following:

•
difficulties integrating DTS’s audio technologies with FotoNation’s imaging technologies in a manner that creates technical synergies or that yields new or improved product applications in our targeted markets;

•	failure to timely realize our projected cost savings or operating synergies as a result of the DTS Merger;

•	costs and strain on our resources arising from our attempts at integrating the businesses;

•	difficulties integrating the operations and personnel of the acquired business into our operations, organization, and human resources programs, and the risk that we could lose key employees;

•	failure to accurately forecast the long-term value or profitability of DTS, including as a result of any failure by us to implement our business strategy for the DTS Merger;

•	adverse pricing trends or inability to achieve economies of scale as a result of the DTS Merger;

•
failure to maintain relationships with existing customers of the acquired business, including customers who may be unfamiliar with us or see themselves as being in conflict with our intellectual property business;

•	failure of the market to adopt new products or technologies that we develop as a result of the integration of DTS’s business into our existing business; and

•
inability to manage growth resulting from the DTS Merger, including a failure to improve and expand our management, systems, financial controls, a failure to expand, train and manage our employee base, or a failure to meet demand and quality standards required by our existing and potential customers and licensees.

Our failure to successfully integrate the acquired business and operations with our existing business and operations may delay or undermine our ability to execute on our business plan for the DTS Merger, which would adversely affect our business and operations.
The DTS Merger could expose us to liabilities and claims that we have not previously experienced, and DTS’s operations could be subject to litigation risks arising from our patent licensing and enforcement activities.
Upon closing of the DTS Merger, our ownership of DTS could increase the risk that DTS becomes subject to claims of infringement of third-party intellectual property rights. We do not have prior experience in audio technologies in which third parties may hold a substantial body of patents and other intellectual property rights. Moreover, the risks of third-party infringement claims could be heightened by our need to engage in enforcement activities with respect to our existing patents, as our existing or potential licensees may seek to assert infringement claims against our DTS business in response to our enforcement activities relating to our existing patents. Competitors of DTS would not be subject to such heightened risk of third-party claims, and such claims could adversely affect DTS’s business as well as impair our enforcement ability and licensing revenues.
The DTS Merger may not help to rationalize our disparate business operations.  We may dispose of or discontinue product lines, technologies, assets or operations, whether existing or acquired, if they do not fit into our strategic vision or meet forecasted results.
We believe that DTS’s business includes operations that are complementary to both our FotoNation product and licensing operations and our semiconductor packaging, interconnect, and other patent licensing activities. However, our future efforts to rationalize our disparate business operations could result in a decision by us to refocus on certain business operations while disinvesting in others, including certain products, technologies, assets or operations acquired in the DTS Merger or already existing prior to the DTS Merger.  As our business strategy and product markets continue to evolve, we therefore may dispose, discontinue, or divest product lines or business divisions. Disposing or discontinuing existing product lines or business divisions provides no assurance that our operating expenses will be reduced or will not cause us to incur material charges associated with such decision. Furthermore, the disposition or discontinuance of an existing product line or business division entails various risks, including the risk of not being able to obtain a purchaser, or, if obtained, the purchase price may not be equal to at least the net asset book value for the product line, or the value that our investors place on it as reflected in our stock price. Other risks include adversely affecting employee morale, managing the expectations of, and maintaining good relations with, our customers of our disposed or discontinued product lines or business divisions, which could prevent us from selling other products to them. We may also incur other significant liabilities and costs associated with our disposal or discontinuance of product lines or business divisions, including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. The effects of such actions may adversely impact our business operations and financial condition.
Our use of cash and substantial long-term borrowing to finance the DTS Merger could limit future opportunities for our business, and could materially adversely affect our financial condition if we are unable to pay principal or interest on, or to refinance, such indebtedness.
We plan to finance the DTS Merger with existing cash balances and a newly-incurred, $600.0 million secured term loan. We may also incur additional revolving indebtedness in connection with, or following, the DTS Merger.  Our financing plans will result not only in a substantial reduction of our cash and short-term investment balances, but the incurrence of substantial long-term indebtedness. This could limit our ability to make future acquisitions, investments and capital expenditures that may be necessary or desirable for the operation or expansion of our business.  Moreover, our ability to service the principal and interest payments on such indebtedness will depend on our continuing ability to generate requisite cash flow from our existing and acquired business operations.  The terms of the indebtedness will include restrictive and financial covenants that may limit our operating flexibility and create a risk of default if we are unable to meet financial ratios and other covenant requirements.  We may be unable to generate sufficient cash flow to make principal and interest payments, and in any event we may be required to refinance such indebtedness upon its maturity.  We may be unable to refinance such indebtedness on favorable terms or at all.  A default under, or inability to refinance, our indebtedness could substantially adversely affect the continuing financial viability of the Company, and could lead to insolvency, bankruptcy, and the reduction or elimination of stockholders’ equity.
Litigation challenging the DTS Merger Agreement may prevent the DTS Merger from being consummated at all or within the expected timeframe.
A putative class action lawsuit has been filed against us and DTS, challenging our acquisition of DTS. The lawsuit seeks, among other things, to enjoin consummation of the DTS Merger. One of the conditions to the consummation of the DTS Merger is the absence of any injunctions or any other legal order prohibiting or restraining the DTS Merger. As such, if the plaintiff is successful in his efforts, then our acquisition of DTS may not be consummated at all or within the expected timeframe. For additional information regarding this litigation, see "Note 11 of Notes to Condensed Consolidated Financial Statements."
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
From time to time, our efforts to obtain a reasonable royalty through our sales efforts do not result in the prospective customer agreeing to license our patents or our technology. In certain cases, we use litigation to defend our patent rights, to seek payment for past infringement, and to seek future royalties for the use of our patents and technology. For example, on May 23, 2016 we filed six legal proceedings against Broadcom Corporation and certain of its affiliates, customers and distributors, alleging infringement of certain of our patents. We also may litigate to enforce our other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1 - Legal Proceedings, are examples of disputes and litigation that impact our business. If we are not able to reach agreement with customers or potential customers we may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.
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
A significant portion of our royalty revenues comes from the manufacture and sale of packaged semiconductor chips for DRAM, application-specific standard product semiconductors, application-specific integrated circuits, and memory. In addition, we derive substantial revenues from the incorporation of our technology into mobile devices, consumer products and computer hardware. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenues may be reduced significantly and our business would be harmed.
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

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including advanced semiconductor packaging. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated. For example, in January 2014 we announced that we were ceasing all manufacturing efforts for our MEMS-based autofocus technologies. In conjunction with this decision, we undertook a workforce reduction of over 300 employees and closed or transferred to third parties several of our facilities. We incurred impairment and other charges in the fourth quarter of 2013 and the first half of 2014 related to restructuring, impairment and other charges.
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

In February 2015, we announced a doubling of the current quarterly dividend to $0.20 per share which began in March 2015. We also have returned capital to shareholders through stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments. The payment of future cash dividends is subject to the final determination each quarter by our Board of Directors that the dividend remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, actual and forecasted cash flows, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by management and the Board of Directors. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200.0 million in future repurchases under the plan. As of September 30, 2016, the total amount available for repurchase under the plan was $158.2 million.

The amount of repurchases under our stock repurchase program will vary. During 2014, we repurchased approximately 2,800,000 shares for an aggregate amount of $65.6 million. In 2015, we repurchased approximately 3,300,000 shares for an aggregate amount of $119.2 million. In the first nine months of 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, the Company may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS Merger is anticipated to close in the fourth quarter of 2016, and the closing will result in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600.0 million in debt. Following the closing of this transaction, we are likely to decrease the amount of shares we have historically repurchased or suspend the program in future periods.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At September 30, 2016, we held approximately $50.4 million in cash and cash equivalents and $345.9 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS Merger will result in us liquidating a significant portion of our investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We have made several acquisitions, and it is our current plan to continue to acquire companies, assets, patent portfolios and technologies that we believe are strategic to our future business. For example, in the third quarter of 2015, we acquired Ziptronix, Inc. for approximately $39 million. Further, in the third quarter of 2016, we announced the execution of a definitive agreement to acquire DTS, Inc., in a transaction currently expected to close in the fourth quarter of 2016. Investigating businesses, assets, patent portfolios or technologies and integrating newly acquired businesses, assets, patent portfolios or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management's attention from other business concerns. In addition, we might lose key employees while integrating new organizations or operations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.
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
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions such as the Ziptronix, Inc. acquisition completed in the third quarter of 2015, and the pending DTS Merger. We believe these strategic relationships and acquisitions will enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current businesses. Future acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives, equity investments, in-process research and development, and goodwill. We review our amortizable intangible assets (such as our patent portfolio) for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position or results of operations.
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
(c) Stock Repurchases

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of our share	may yet be purchased
	of shares	price paid	repurchase	under our share
Period	purchased	per share	program	repurchase program (a)
(Shares in thousands)
2016
July	—	$—	—
August	184	32.60	184
September	—	—	—
Total	184	$32.60	184	$158.2 million

(a) Calculated as of September 30, 2016. In August 2007, the Company’s Board of Directors authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. All repurchases in the three months ended September 30, 2016 were made under this plan.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1
Agreement and Plan of Merger, dated September 19, 2016, by and among Tessera Technologies, Inc., DTS, Inc., Tempe Holdco Corporation, Tempe Merger Sub Corporation and Arizona Merger Sub Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 20, 2016, and incorporated herein by reference)

3.1
Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2
Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013, April 29, 2013 and May 22, 2013 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

3.3
Amendment to the Amended and Restated Bylaws, dated as of April 30, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, and incorporated herein by reference)

3.4
Amendment to the Amended and Restated Bylaws, dated as of January 9, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2016, and incorporated herein by reference)

10.1
Amended and Restated Commitment Letter, dated as of October 11, 2016, among Tessera Technologies, Inc., Royal Bank of Canada, BMO Capital Markets Corp. and Bank of Montreal (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 12, 2016, and incorporated herein by reference)

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
Dated: November 1, 2016

TESSERA TECHNOLOGIES, INC.

By:	/s/ Thomas Lacey
Thomas Lacey Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1
Agreement and Plan of Merger, dated September 19, 2016, by and among Tessera Technologies, Inc., DTS, Inc., Tempe Holdco Corporation, Tempe Merger Sub Corporation and Arizona Merger Sub Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 20, 2016, and incorporated herein by reference)

3.1
Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-108518), effective November 12, 2003, and incorporated herein by reference)

3.2
Amended and Restated Bylaws, dated September 14, 2011, as amended August 29, 2012, December 19, 2012, March 2, 2013, March 25, 2013, April 29, 2013 and May 22, 2013 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2013, and incorporated herein by reference)

3.3
Amendment to the Amended and Restated Bylaws, dated as of April 30, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, and incorporated herein by reference)

3.4
Amendment to the Amended and Restated Bylaws, dated as of January 9, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2016, and incorporated herein by reference)

10.1
Amended and Restated Commitment Letter, dated as of October 11, 2016, among Tessera Technologies, Inc., Royal Bank of Canada, BMO Capital Markets Corp. and Bank of Montreal (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 12, 2016, and incorporated herein by reference)

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